Form 10-Q
period 2020-03-31
Clarivate Analytics PLC
filed 2020-05-04
CIK 1764046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _______
Commission File No. 001-38911

CLARIVATE ANALYTICS PLC
(Exact name of registrant as specified in its charter)

Jersey, Channel Islands
(State or other jurisdiction of incorporation or organization)
Not applicable
(I.R.S. Employer Identification No.)

Friars House
160 Blackfriars Road
London	SE1 8EZ
United Kingdom
(Address of principal executive offices)
Registrant's telephone number, including area code: +44 207 4334000
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Ordinary shares	CCC	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes ☐    No ☒
The number of ordinary shares of the Company outstanding as of April 30, 2020 was 365,097,108.
DOCUMENTS INCORPORATED BY REFERENCE
None

Cautionary Statement Regarding Forward-looking Statements
This interim report includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements.” These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may,” “will” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this interim report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, anticipated cost savings, results of operations, financial condition, liquidity, prospects, growth, strategies and the markets in which we operate. Such forward-looking statements are based on available current market material and management’s expectations, beliefs and forecasts concerning future events impacting us. Factors that may impact such forward-looking statements include:

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

•	our reliance on our own and third-party telecommunications, data centers and network systems, as well as the Internet;

•	potential adverse tax consequences resulting from the international scope of our operations, corporate structure and financing structure;

•	increased risks resulting from our international operations, including from pandemics such as the COVID-19 global public health crisis;

•	our ability to comply with various trade restrictions, such as sanctions and export controls, resulting from our international operations;

•	our ability to comply with the anti-corruption laws of the United States and various international jurisdictions;

•	the United Kingdom’s withdrawal from the EU;

•	government and agency demand for our products and services and our ability to comply with government contracting regulations;

•	changes in legislation and regulation, which may impact how we provide products and services and how we collect and use information, particularly relating to the use of personal data;

•	actions by governments that restrict access to our platform in their countries;

•	potential intellectual property infringement claims;

•	our ability to operate in a litigious environment;

•	our potential need to recognize impairment charges related to goodwill, identified intangible assets and fixed assets;

•	our ability to make timely and accurate financial disclosure and maintain effective systems of internal controls;

•
our substantial indebtedness, which could adversely affect our financial condition, limit our ability to raise additional capital to fund our operations and prevent us from fulfilling our obligations under our indebtedness; and

•	other factors beyond our control, including the impact from Covid-19.

The forward-looking statements contained in this interim report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks and uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We will not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Note on Defined Terms and Presentation

We employ a number of defined terms in this interim report for clarity and ease of reference, which we have capitalized so that you may recognize them as such. Generally, we explain a defined term the first time it is used. As used throughout this interim report, unless otherwise indicated or the context otherwise requires, the terms “Clarivate,” the “Company,” “our,” “us” and “we” refer to Clarivate Analytics Plc and its consolidated subsidiaries; “Baring” refers to the affiliated funds of Baring Private Equity Asia Pte Ltd that from time to time hold our ordinary shares; and “Onex” refers to the affiliates of Onex Partners Advisor LP that from time to time hold our ordinary shares.

Unless otherwise indicated, dollar amounts throughout this interim report are presented in thousands of dollars, except for share and per share amounts.

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

None of the information provided on our website, in our press releases, public conference calls, and webcasts, or through social media channels is incorporated into, or deemed to be a part of, this interim report or in any other report or document we file with the SEC, and any references to our website or our social media channels are intended to be inactive textual references only.

Foreign Private Issuer Status and Financial Presentation

We currently qualify as a foreign private issuer (“FPI”) under the rules of the SEC. We currently anticipate that we will retain FPI status until at least December 31, 2020. However, even though we qualify as an FPI, we report our financial results in accordance with U.S. generally accepted accounting principles (“GAAP”) and, we have elected to file our periodic and current reports on Forms 10-K, 10-Q and 8-K.

Industry and Market Data

The market data and other statistical information used throughout this interim report are based on industry publications and surveys, public filings and various government sources. Industry publications and surveys generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy or completeness of the included information. Statements as to our ranking, market position and market estimates (including estimates of the sizes and future growth rates of our markets) are based on independent industry publications, government publications, third-party forecasts and management’s good faith estimates and assumptions about our markets and our internal research. We have not independently verified such third-party information nor have we ascertained the underlying economic assumptions relied upon in those sources, and we are unable to assure you of the accuracy or completeness of such information contained in this interim report. While we are not aware of any misstatements regarding our market, industry or similar data presented herein, such data involve risks and uncertainties and are subject to change based on various factors. See “Item 1A. Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” in this interim report.

PART I. Financial Information
Item 1. Financial Statements and Supplementary Data
CLARIVATE ANALYTICS PLC
Interim Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$308,021	$76,130
Restricted cash	2,850	9
Accounts receivable, net of allowance for doubtful accounts of $15,072 and $16,511 at March 31, 2020 and December 31, 2019, respectively	343,177	333,858
Prepaid expenses	52,101	40,710
Other current assets	22,099	11,750
Asset held for sale	—	30,619
Total current assets	728,248	493,076
Computer hardware and other property, net	22,953	18,042
Other intangible assets, net	2,282,348	1,828,640
Goodwill	1,823,084	1,328,045
Other non-current assets	22,818	18,632
Deferred income taxes	15,646	19,488
Operating lease right-of-use assets	103,995	85,448
Total Assets	$4,999,092	$3,791,371

Liabilities and Shareholders’ equity
Current liabilities:
Accounts payable	$28,583	$26,458
Accrued expenses and other current liabilities	239,661	159,217
Current portion of deferred revenues	472,101	407,325
Current portion of operating lease liabilities	25,375	22,130
Current portion of long-term debt	12,600	9,000
Liabilities held for sale	—	26,868
Total current liabilities	778,320	650,998
Long-term debt	1,915,452	1,628,611
Non-current portion of deferred revenues	18,774	19,723
Other non-current liabilities	18,553	18,891
Deferred income taxes	94,638	48,547
Operating lease liabilities	80,229	64,189
Total liabilities	2,905,966	2,430,959
Commitments and contingencies
Shareholders’ equity:
Ordinary Shares, no par value; unlimited shares authorized at March 31, 2020 and December 31, 2019; 364,938,052 and 306,874,115 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively;	3,033,033	2,208,529
Accumulated other comprehensive income (loss)	(13,349)	(4,879)
Accumulated deficit	(926,558)	(843,238)
Total shareholders’ equity	2,093,126	1,360,412
Total Liabilities and Shareholders’ equity	$4,999,092	$3,791,371

The accompanying notes are an integral part of these Interim Condensed Consolidated Financial Statements.

CLARIVATE ANALYTICS PLC
Interim Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Revenues, net	$240,592	$234,025

Operating costs and expenses:
Cost of revenues, excluding depreciation and amortization	(82,399)	(89,267)
Selling, general and administrative costs, excluding depreciation and amortization	(86,948)	(92,296)
Share-based compensation expense	(17,469)	(3,176)
Depreciation	(2,329)	(2,051)
Amortization	(49,112)	(56,106)
Transaction expenses	(26,689)	(10,270)
Transition, integration and other related expenses	(2,232)	(1,161)
Restructuring	(7,754)	—
Other operating income (expense), net	6,032	(5,617)
Total operating expenses	(268,900)	(259,944)
Loss from operations	(28,308)	(25,919)
Interest expense, net	(30,940)	(33,101)
Loss before income tax	(59,248)	(59,020)
Provision for income taxes	(14,753)	(240)
Net loss	$(74,001)	$(59,260)
Per Share
Basic and diluted	$(0.22)	$(0.27)
Weighted-average shares outstanding
Basic and diluted	343,129,833	217,526,426

The accompanying notes are an integral part of these Interim Condensed Consolidated Financial Statements.

CLARIVATE ANALYTICS PLC
Interim Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019
Net loss	$(74,001)	$(59,260)
Other comprehensive loss, net of tax:
Interest rate swaps	(2,890)	(1,946)
Actuarial gain (loss)	(67)	19
Foreign currency translation adjustments	(5,513)	(1,824)
Total other comprehensive loss, net of tax	(8,470)	(3,751)
Comprehensive loss	$(82,471)	$(63,011)

The accompanying notes are an integral part of these Interim Condensed Consolidated Financial Statements.

CLARIVATE ANALYTICS PLC
Interim Condensed Consolidated Statement of Changes in Equity (Unaudited)
(In thousands, except share data)

	Ordinary Shares		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2018, as originally reported	1,646,223	$1,677,510	$5,358	$(632,261)	$1,050,607
Conversion of units of share capital	215,880,202	—	—	—	—
Balance at December 31, 2018, as recasted	217,526,425	1,677,510	5,358	(632,261)	1,050,607
Issuance of ordinary shares, net	2	—	—	—	—
Share-based award activity	—	3,176	—	—	3,176
Net Loss	—	—	—	(59,260)	(59,260)
Comprehensive loss	—	—	(3,751)	—	(3,751)
Balance at March 31, 2019	217,526,427	$1,680,686	$1,607	$(691,521)	$990,772

Balance at December 31, 2019	306,874,115	$2,208,529	$(4,879)	$(843,238)	$1,360,412
Adjustment to opening Accumulated deficit related to adoption of ASC Topic 326	—	—	—	(9,319)	(9,319)
Issuance of ordinary shares, net	58,063,937	808,120	—	—	808,120
Share-based award activity	—	16,384	—	—	16,384
Net Loss	—	—	—	(74,001)	(74,001)
Comprehensive loss	—	—	(8,470)	—	(8,470)
Balance at March 31, 2020	364,938,052	$3,033,033	$(13,349)	$(926,558)	$2,093,126

The accompanying notes are an integral part of these Interim Condensed Consolidated Financial Statements.

CLARIVATE ANALYTICS PLC
Interim Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(74,001)	$(59,260)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	51,441	58,157
Allowance for doubtful accounts and credit losses	—	689
Deferred income tax expense (benefit)	4,214	(3,946)
Share-based compensation	16,502	3,176
Deferred finance charges	1,008	2,099
Other operating activities	(7,015)	5,440
Changes in operating assets and liabilities:
Accounts receivable	29,279	(13,362)
Prepaid expenses	(7,349)	(9,813)
Other assets	54,644	(1,507)
Accounts payable	758	4,942
Accrued expenses and other current liabilities	(12,035)	(9,049)
Deferred revenue	40,726	68,929
Operating lease right of use assets	5,919	5,696
Operating lease liabilities	(5,876)	(5,750)
Other liabilities	(52,109)	(3,988)
Net cash provided by operating activities	46,106	42,453

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(19,395)	(5,957)
Acquisition, net of cash acquired	(885,323)	—
Proceeds from sale of product line, net of restricted cash	3,751	—
Net cash used in investing activities	(900,967)	(5,957)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of principal on long-term debt	(3,150)	(3,836)
Repayment of revolving credit facility	(65,000)	(30,000)
Contingent purchase price payment	(4,115)	—
Payment of debt issuance costs	(5,014)	—
Proceeds from issuance of debt	360,000	—
Proceeds from issuance of ordinary shares	540,597	—
Payments related to tax withholding for stock-based compensation	(10,420)
Issuance of ordinary shares, net	278,708	—
Net cash provided by (used in) financing activities	1,091,606	(33,836)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(2,013)	(190)
Net increase (decrease) in cash and cash equivalents, and restricted cash	234,732	2,470

Beginning of period:
Cash and cash equivalents	76,130	25,575
Restricted cash	9	9
Total cash and cash equivalents, and restricted cash, beginning of period	76,139	25,584
Cash and cash equivalents, and restricted cash, end of period	310,871	28,054

Cash and cash equivalents	308,021	28,045
Restricted cash	2,850	9

CLARIVATE ANALYTICS PLC
Interim Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019
Total cash and cash equivalents, and restricted cash, end of period	$310,871	$28,054

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$11,405	$21,023
Cash paid for income tax	$4,797	$7,789
Capital expenditures included in accounts payable	$9,528	$6,836

The accompanying notes are an integral part of these Interim Condensed Consolidated Financial Statements.

CLARIVATE ANALYTICS PLC
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share data, option price amounts, ratios, or as noted)

Note 1: Background and Nature of Operations
Clarivate Analytics Plc (“Clarivate,” “us,” “we,” “our,” or the “Company”), a public limited company organized under the laws of Jersey, Channel Islands, was incorporated as a Jersey limited company on January 7, 2019. Pursuant to the definitive agreement entered into to effect a merger between Camelot Holdings (Jersey) Limited ("Jersey") and Churchill Capital Corp, a Delaware corporation, ("Churchill") (the “2019 Transaction”), the Company was formed for the purposes of completing the 2019 Transaction and related transitions and carrying on the business of Jersey, and its subsidiaries.
The Company is a provider of proprietary and comprehensive content, analytics, professional services and workflow solutions that enables users across government and academic institutions, life science companies and research and development (“R&D”) intensive corporations to discover, protect and commercialize their innovations. Our Science Product Group consists of our Web of Science and Life Science Product Lines. Both Product Lines provide curated, high-value, structured information that is delivered and embedded into the workflows of our customers, which include research intensive corporations, life science organizations and universities world-wide. Our Intellectual Property ("IP") Product Group consists of our Derwent, CompuMark and MarkMonitor Product Lines. These Product Lines help manage customer’s end-to-end portfolios of intellectual property from patents to trademarks to corporate website domains.
In January 2019, we entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 to the Agreement and Plan of Merger, dated February 26, 2019, and Amendment No. 2 to the Agreement and Plan of Merger, dated March 29, 2019, collectively, the “Merger Agreement”) by and among Churchill, Jersey, CCC Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Clarivate (“Delaware Merger Sub”), Camelot Merger Sub (Jersey) Limited, a private limited company organized under the laws of Jersey, Channel Islands and wholly owned subsidiary of Clarivate (“Jersey Merger Sub”), and the Company, which, among other things, provided for (i) Jersey Merger Sub to be merged with and into Jersey with Jersey being the surviving company in the merger (the “Jersey Merger”) and (ii) Delaware Merger Sub to be merged with and into Churchill with Churchill being the surviving corporation in the merger (the “Delaware Merger”), and together with the Jersey Merger, the “Mergers”.
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

In February 2020, the Company consummated a public offering of 27,600,000 ordinary shares at $20.25 per share. After this offering, Onex Corporation and Baring Private Equity Asia Limited ("BPEA") continue to beneficially own approximately 38.3% of the Company’s ordinary shares, down from approximately 70.8% of the ordinary shares beneficially owned by Onex and BPEA immediately after the closing of our merger with Churchill Capital Corp in 2019.
Risks and Uncertainties
In March 2020, the World Health Organization characterized COVID-19 as a pandemic. The rapid spread of COVID-19 and the continuously evolving responses to combat it have had an increasingly negative impact on the global economy. In view of the rapidly changing business environment, market volatility and heightened degree of uncertainty resulting from COVID-19, we are currently unable to fully determine its future impact on our business.

CLARIVATE ANALYTICS PLC
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share data, option price amounts, ratios, or as noted)

However, we continue to assess the potential effect on our financial position, results of operations, and cash flows. If the global pandemic continues to evolve into a prolonged crisis, the effects could have an adverse impact on the Company's results of operations, financial condition and cash flows.
Note 2: Basis of Presentation
The accompanying unaudited Interim Condensed Consolidated Financial Statements were prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The Interim Condensed Consolidated Financial Statements do not include all of the information or notes necessary for a complete presentation in accordance with U.S. GAAP. Accordingly, these Interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s annual financial statements as of and for the year ended December 31, 2019. The results of operations for the three months ended March 31, 2020 and 2019 are not necessarily indicative of the operating results for the full year.
In the opinion of management, the interim financial data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The Interim Condensed Consolidated Financial Statements of the Company include the accounts of all of its subsidiaries. Subsidiaries are entities over which the Company has control, where control is defined as the power to govern financial and operating policies. Generally, the Company has a shareholding of more than 50% of the voting rights in its subsidiaries. The effect of potential voting rights that are currently exercisable are considered when assessing whether control exists. Subsidiaries are fully consolidated from the date control is transferred to the Company, and are de-consolidated from the date control ceases. Intercompany accounts and transactions have been eliminated in consolidation. The U.S. dollar is the Company's reporting currency. As such, the financial statements are reported on a U.S. dollar basis.
Note 3: Summary of Significant Accounting Policies
Our significant accounting policies are those that we believe are important to the portrayal of our financial condition and results of operations, as well as those that involve significant judgments or estimates about matters that are inherently uncertain. There have been no material changes to the significant accounting policies discussed in “Item 8. – Financial Statements and Supplementary Data – Notes to the Consolidated Financial Statements – Note 3” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the SEC on March 2, 2020 (the "Annual Report"), except as noted below.
Accounts Receivable
Through the adoption of ASU 2016-13 and the related standards, the Company revised the policy regarding the recognition of expected credit losses and for our accounts receivables portfolio as follows.
Accounts receivable are recorded at the amount invoiced to customers and do not bear interest. The Company estimates credit losses for trade receivables by aggregating similar customer types together, because they tend to share similar credit risk characteristics, taking into consideration the number of days the receivable is past due. Provision rates for the allowance for doubtful accounts are based upon the historical loss method by evaluating factors such as the length of time receivables that are past due and historical collection experience. Additionally, provision rates are based upon current and future economic and competitive environment factors that could impact the collectability of the receivable. Trade and other receivables are written off when there is no reasonable expectation of recovery. Indicators that there is no reasonable expectation of recovery include past due status greater than 360 days or bankruptcy of the debtor.
Newly Adopted Accounting Standards
FASB issued new guidance, ASU 2016-13 and various other related issuances, related to measurement of credit losses on financial instruments which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This new guidance replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. The Company has determined that the impact of this new accounting guidance will primarily affect our trade receivables. The Company prospectively adopted the standard on January 1, 2020. The adoption of this standard had an impact of $9,319 on the beginning Accumulated deficit balance in the Interim Condensed Consolidated Balance Sheet as of January 1, 2020.

CLARIVATE ANALYTICS PLC
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share data, option price amounts, ratios, or as noted)

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, which provides targeted improvements or clarification and correction to the ASU 2016-01 Financial Instruments Overall, ASU 2016-13 Financial Instruments Credit Losses, and ASU 2017-12 Derivatives and Hedging accounting standards updates that were previously issued. The guidance is effective upon adoption of the related standards. The company prospective adopted the standard on January 1, 2020. This standard did not have a material impact on the Company’s Interim Condensed Consolidated Financial Statements.

In August 2018, the FASB issued guidance, ASU 2018-15, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The Company prospectively adopted the standard on January 1, 2020. The adoption of this standard did not have a material impact on the Company’s Interim Condensed Consolidated Financial Statements. All future capitalized implementation costs incurred related to these hosting arrangements will be recorded as a prepaid asset and as a charge to operating expenses over the expected life of the contract.

Recently Issued Accounting Standards
Except as noted below, there have been no material changes from the recently issued accounting standards previously disclosed in the Annual Report. Please refer to “Item 8. – Financial Statements and Supplementary Data – Notes to the Consolidated Financial Statements – Note 3” section of the Annual Report on Form 10-K for a discussion of the recently issued accounting standards that relate to the Company.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, which provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The guidance is effective for all entities during the period March 12, 2020 through December 31, 2022. The Company is currently in the process of evaluating the potential impact of the adoption of this standard on its Interim Condensed Consolidated Financial Statements.
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
Pursuant to the Merger Agreement, the aggregate stock consideration issued by the Company in the 2019 Transaction was $3,052,500, consisting of 305,250,000 newly issued ordinary shares of the Company valued at $10.00 per share, subject to certain adjustments described below. Of the $3,052,500, the shareholders of Jersey prior to the closing of the 2019 Transaction (the “Company Owners”) received $2,175,000 in the form of 217,500,000 newly issued ordinary shares of the Company. In addition, of the $3,052,500, Churchill public shareholders received $690,000 in the form of 68,999,999 newly issued ordinary shares of the Company. In addition, Churchill Sponsor LLC (the “sponsor”) received $187,500 in the form of 17,250,000 ordinary shares of the Company issued to the sponsor, and 1,500,000 additional ordinary shares of the Company were issued to certain investors. See Note 14 — "Shareholders' Equity" for further information.
Upon consummation of the 2019 Transaction, each outstanding share of common stock of Churchill was converted into one ordinary share of the Company. At the closing of the 2019 Transaction, the Company Owners held approximately 74% of the issued and outstanding ordinary shares of the Company and stockholders of Churchill held approximately 26% of the issued and outstanding shares of the Company excluding the impact of (i) 52,800,000 warrants, (ii) approximately 24,806,793 compensatory options issued to the Company's management (based on number of options to purchase Jersey ordinary shares outstanding immediately prior to the 2019

CLARIVATE ANALYTICS PLC
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share data, option price amounts, ratios, or as noted)

Transaction, after giving effect to the exchange ratio described above) and (iii) 10,600,000 ordinary shares of Clarivate owned of record by the sponsor and available for distribution to certain individuals following the applicable lock-up and vesting restrictions.
Certain restrictions were removed following the Secondary Offering on August 14, 2019. See Note 15 — "Employment and Compensation Arrangements" for further information. After giving effect to the satisfaction of the vesting restrictions, the Company Owners held approximately 60% of the issued and outstanding shares of the Company at the close of the 2019 Transaction. See Note 14 — "Shareholders' Equity" for further information on equity instruments.
Acquisition of Decision Resources Group

On February 28, 2020, we acquired 100% of the assets, liabilities and equity interests of Decision Resources Group ("DRG"), a premier provider of high-value data, analytics and insights products and services to the healthcare industry, from Piramal Enterprises Limited ("PEL"), which is a part of global business conglomerate Piramal Group. The acquisition helps us expand our core businesses and provides us with the potential to grow in the Life Sciences Product Line.

The aggregate consideration paid in connection with the closing of the DRG acquisition was $964,997, comprised of $900,000 of base cash plus $6,100 of adjusted closing cash paid on the closing date and up to 2,895,638 of the Company's ordinary shares to be issued to PEL following the one-year anniversary of closing. The contingent stock consideration was valued at $58,897 on the closing date and will be revalued at each period end. As of March 31, 2020, the fair value of the contingent stock consideration increased by $1,187 which was recorded to Transaction expenses in the Interim Condensed Consolidated Statement of Operations and increased the corresponding liability to $60,084 which was recorded to Accrued expenses and other current liabilities in the Interim Condensed Consolidated Balance Sheet. See Note 18 — "Commitments and Contingencies” for more information. The DRG acquisition was accounted for using the acquisition method of accounting. The excess of the purchase price over the net tangible and intangible assets is recorded to Goodwill and primarily reflects the assembled workforce and expected synergies. Goodwill is not deductible for tax purposes.  Total transaction costs incurred in connection with the acquisition of DRG were $19,762 for the three months ended March 31, 2020.

The amount of Revenues, net and Net loss resulting from the acquisition that are attributable to the Company's stockholders and included in the Condensed Consolidated Statements of Operations and Comprehensive Income during the three months ended March 31, 2020 were as follows:

Revenues, net (1)	$17,044
Net loss attributable to the Company's stockholders	$(606)
(1) Includes $1,534 of a deferred revenue haircut recognized during the quarter ended March 31, 2020.

CLARIVATE ANALYTICS PLC
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share data, option price amounts, ratios, or as noted)

The purchase price allocation for this acquisition as of the close date of February 28, 2020 is preliminary and may change upon completion of the determination of fair value of assets acquired and liabilities assumed. The following table summarizes the preliminary purchase price allocation for this acquisition:

Total
Current assets	$124,489
Computer hardware and other property	4,302
Other intangible assets(1)	491,366
Other non-current assets	2,960
Operating lease right-of-use assets	25,099
Total assets	$648,216
Current liabilities	3,474
Accrued expenses and other current liabilities	37,930
Current portion of deferred revenue	35,126
Deferred income taxes	47,467
Non-current portion of deferred revenue	628
Other non-current liabilities	52,908
Operating lease liabilities	25,529
Total liabilities	203,062
Fair value of acquired identifiable assets and liabilities	$445,154
(1)Includes $3,966 of internally developed software in progress acquired.
Purchase price, net of cash(2)	944,220
Less: Fair value of acquired identifiable assets and liabilities	445,154
Goodwill	$499,066
(2)The Company acquired cash of $20,777.

The identifiable intangible assets acquired are amortized on a straight-line basis over their estimated useful lives. The following table summarizes the estimated fair value of DRG’s identifiable intangible assets acquired and their remaining weighted-average amortization period (in years):

	Fair Value as of February 28, 2020	Remaining Weighted - Average Amortization Period (in years)
Customer Relationships	$381,000	17.6
Database and Content	50,200	4.7
Trade names	5,200	4.0
Purchased Software	23,000	6.4
Backlog	28,000	4.0
Total identifiable intangible assets	$487,400

Unaudited pro forma information for the Company for the three months ended March 31, 2020 and 2019 as if the acquisition had occurred January 1, 2019 is as follows:

	Three Months Ended March 31,
	2020	2019
Pro forma revenues, net	265,341	267,800
Pro forma net loss attributable to the Company's stockholders	(64,438)	(100,501)

CLARIVATE ANALYTICS PLC
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share data, option price amounts, ratios, or as noted)

The unaudited pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of results of operations that would have been achieved had the acquisition taken place on the date indicated, or the future consolidated results of operations of the Company. The pro forma financial information presented above has been derived from the historical condensed consolidated financial statements of the Company and from the historical accounting records of DRG.
The unaudited pro forma results include certain pro forma adjustments to revenue and net loss that were directly attributable to the acquisition, assuming the acquisition had occurred on January 1, 2019, including the following: (i) additional amortization expense that would have been recognized relating to the acquired intangible assets, (ii) adjustments to interest expense to reflect the removal of DRG debt and the additional Company borrowings in conjunction with the acquisition, (iii) acquisition-related transaction costs and other one-time non-recurring costs which reduced expenses by $24,926 for the three months ended March 31, 2020 and increased expenses by $25,365 for the three months ended March 31, 2019.
Note 5: Divested Operations
On November 3, 2019, the Company entered into an agreement with OpSec Security for the sale of certain assets and liabilities of its MarkMonitor Product Line within its IP Group. The divestiture closed on January 1, 2020 for a total purchase price of $3,751. An impairment charge of $18,431 was recognized in the Statement of Operations during the fourth quarter 2019 to write down the Assets and Liabilities of the disposal group to fair value. Of the total impairment charge, $17,967 related to the write down of intangible assets and $468 to the write down of goodwill. There was an immaterial loss on the divestiture recorded to Other income (expense), net during the three months ended March 31, 2020. The Company used the proceeds for general business purposes.
The divestiture does not represent a strategic shift and did not have a major effect on the Company’s operations or financial results, as defined by ASC 205-20, Discontinued Operations; as a result, the divestitures did not meet the criteria to be classified as discontinued operations.
Note 6: Accounts Receivable
Our accounts receivable balance consists of the following as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
Accounts receivable	358,249	350,369
Less: Accounts receivable allowance	(15,072)	(16,511)
Accounts receivable, net	$343,177	$333,858

The Company estimates credit losses for trade receivables by aggregating similar customer types together, because they tend to share similar credit risk characteristics, taking into consideration the number of days the receivable is past due. Provision rates for the allowance for doubtful accounts are based upon the historical loss method by evaluating factors such as the length of time receivables that are past due and historical collection experience. Additionally, provision rates are based upon current and future economic and competitive environment factors that could impact the collectability of the receivable. Trade and other receivables are written off when there is no reasonable expectation of recovery. Indicators that there is no reasonable expectation of recovery include past due status greater than 360 days or bankruptcy of the debtor.  The activity in our accounts receivable allowance consists of the following for the three months ended March 31, 2020, and the year ended 2019, respectively.

CLARIVATE ANALYTICS PLC
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share data, option price amounts, ratios, or as noted)

March 31,
2020
Balance at beginning of year	16,511
Additional provisions	—
Write-offs	(11,043)
Opening balance sheet adjustment related to ASU 2016 -13 adoption	10,097
Exchange differences	(493)
Balance at the end of year	$15,072

The potential for credit losses is mitigated because customer creditworthiness is evaluated before credit is extended.
The Company recorded write-offs against the reserve of $11,043 and $2,321 for the three months ended March 31, 2020 and the year ended 2019, respectively.
We are monitoring the impacts from the COVID-19 pandemic on our customers and various counterparties. During the three months ended March 31, 2020, the Company’s allowance for doubtful accounts and credit losses considered additional risk related to the pandemic. However, this risk to-date was not material.
Note 7: Computer Hardware and Other Property, net
Computer hardware and other property, net consisted of the following:

	March 31, 2020	December 31, 2019
Computer hardware	$26,982	$24,620
Leasehold improvements	15,352	12,496
Furniture, fixtures and equipment	6,175	4,412
Total computer hardware and other property	48,509	41,528
Accumulated depreciation	(25,556)	(23,486)
Total computer hardware and other property, net	$22,953	$18,042

Depreciation expense amounted to $2,329 and $2,051 for the three months ended March 31, 2020 and 2019, respectively.
Note 8: Other Intangible Assets, net and Goodwill
Other Intangible Assets, net
The following tables summarize the gross carrying amounts and accumulated amortization of the Company’s identifiable intangible assets by major class:

	March 31, 2020			December 31, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Finite-lived intangible assets
Customer relationships	$656,500	$(182,765)	$473,735	$280,493	$(180,571)	$99,922
Databases and content	1,802,169	(370,220)	1,431,949	1,755,323	(342,385)	1,412,938
Computer software	330,318	(152,114)	178,204	285,701	(135,919)	149,782
Trade names	6,770	—	6,770	1,570	—	1,570
Backlog	27,999	(584)	27,415	—	—	—
Finite-lived intangible assets	2,823,756	(705,683)	2,118,073	2,323,087	(658,875)	1,664,212
Indefinite-lived intangible assets
Trade names	164,275	—	164,275	164,428	—	164,428
Total intangible assets	$2,988,031	$(705,683)	$2,282,348	$2,487,515	$(658,875)	$1,828,640

CLARIVATE ANALYTICS PLC
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share data, option price amounts, ratios, or as noted)

Amortization expense amounted to $49,112 and $56,106 for the three months ended March 31, 2020, and 2019, respectively.
Goodwill
The following table summarizes changes in the carrying amount of goodwill for the three months ended March 31, 2020:

Total
Balance as of December 31, 2019	$1,328,045
Acquisitions	499,067
Changes due to foreign currency fluctuations	(4,028)
Balance as of March 31, 2020	$1,823,084

Note 9: Derivative Instruments
Effective March 31, 2017, the Company entered into interest rate swap arrangements with counterparties to reduce its exposure to variability in cash flows relating to interest payments on $300,000 of its outstanding Term Loan arrangements. Additionally, effective February 28, 2018, the Company entered into another interest rate swap relating to interest payments on $50,000 of its outstanding Term Loan arrangements. These hedging instruments mature on March 31, 2021. The Company applies hedge accounting by designating the interest rate swaps as a hedge on applicable future quarterly interest payments.
In April 2019, the Company entered into interest rate swap arrangements with counterparties to reduce its exposure to variability in cash flows relating to interest payments on $50,000 of its term loans, effective April 30, 2021. Additionally, in May 2019, the Company entered into additional interest rate swap arrangements with counterparties to reduce its exposure to variability in cash flows relating to interest payments on $100,000 of its term loan, effective March 2021.  Both of these derivatives have notional amounts that amortize downward, and both have a maturity of September 2023. The Company will apply hedge accounting by designating the interest rate swaps as a hedge in applicable future quarterly interest payments. The Company will apply hedge accounting by designating the interest rate swaps as a hedge in applicable future quarterly interest payments. Changes in the fair value are recorded in Accumulated other comprehensive income (loss) ("AOCI") and the amounts reclassified out of AOCI are recorded to Interest expense, net. The fair value of the interest rate swaps is recorded in Other non-current assets or liabilities according to the duration of related cash flows. The total fair value of the interest rate swaps was a liability of $8,372 at March 31, 2020 and a liability of $2,778 at December 31, 2019.
In March 2020, the Company amended all of its interest rate derivatives to reduce the 1% LIBOR floor to a 0% LIBOR floor.  For the current derivatives, all other terms and conditions remain unchanged. In total, the company collected $1,737 for the amendments of these derivatives, $533 of which was collected in April 2020. For the two forward starting swaps, an adjustment was made to reduce the weighted average fixed rate from 2.183% at December 31, 2019 to 1.695% at the amendment date.
For the three months ended March 31, 2020, the Company had a period of ineffectiveness related to the cash flow hedges. The ineffectiveness was due to a drop in LIBOR rates below the LIBOR floor defined per the credit facilities, which were amended as of March 31, 2020 resulting in a highly effective hedge. As a result of the ineffectiveness, the Company recognized a loss of $979 which was recorded to Interest expense, net on the Statement of Operations. As of March 31, 2020 there was no hedge ineffectiveness associated with the Company’s interest rate swaps.
See Note 10 — "Fair Value Measurements" for additional information on derivative instruments.
The following table summarizes the changes in AOCI (net of tax) related to cash flow hedges for the three months ended March 31, 2020:

AOCI balance at December 31, 2019	$(2,778)
Derivative gains (losses) recognized in other comprehensive income (loss)	(3,160)
Amount reclassified out of other comprehensive income (loss) to net loss	270
AOCI balance at March 31, 2020	$(5,668)

The following table summarizes the changes in AOCI (net of tax) related to cash flow hedges for the three months ended March 31, 2019:

AOCI balance at December 31, 2018	$3,644
Derivative gains (losses) recognized in other comprehensive income (loss)	(2,376)
Amount reclassified out of other comprehensive income (loss) to net loss	430
AOCI balance at March 31, 2019	$1,698

Note 10: Fair Value Measurements
The Company records certain assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A three-level fair value hierarchy that prioritizes the inputs used to measure fair value is described below. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•
Level 2 — Observable inputs other than quoted prices include in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•
Level 3 — Unobservable inputs that are support by little or no market activity. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Below is a summary of the valuation techniques used in determining fair value:
Derivatives - Derivatives consist of interest rate swaps. The fair value of the interest rate swaps is the estimated amount that the Company would receive or pay to terminate such agreements, taking into account market interest rates and the remaining time to maturities or using market inputs with mid-market pricing as a practical expedient for bid-ask spread. See Note 9 — "Derivative Instruments" for additional information.

CLARIVATE ANALYTICS PLC
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share data, option price amounts, ratios, or as noted)

Contingent consideration - The Company values contingent cash consideration related to business combinations using a weighted probability calculation of potential payment scenarios discounted at rates reflective of the risks associated with the expected future cash flows. Key assumptions used to estimate the fair value of contingent consideration include revenue, net new business and operating forecasts and the probability of achieving the specific targets. The Company values contingent stock consideration related to business combinations using observable market data, adjusted for indemnity losses and claims for indemnity losses valued using other indirect market inputs observable in the marketplace.
The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and other accruals readily convertible into cash approximate fair value because of the short-term nature of the instruments.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The Company has determined that its interest rate swaps, included in Accrued expenses and other current liabilities and Other non-current liabilities according to the duration of related cash flows, reside within Level 2 of the fair value hierarchy.
In accordance with ASC 805, we estimated the fair value of the earn-outs using a Monte Carlo simulation for the year ended December 31, 2018. The amount of the earn-outs approximate fair value due to their short term nature of their remaining payments as of March 31, 2020 and December 31, 2019. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. As of March 31, 2020, the Company increased the earn out liabilities related to Publons based on current period performance and paid the remaining earn out liabilities related to TrademarkVision. These acquisitions occurred in 2017 and 2018, respectively. The amount payable is contingent upon the achievement of certain company specific milestones and performance metrics over a 1-year and 3-year period, respectively, including number of cumulative users, cumulative reviews and annual revenue. Changes in the earn out are recorded to Transaction expenses in the Interim Condensed Consolidated Statement of Operations. There were no transfers of assets or liabilities between levels during the periods ended March 31, 2020 and December 31, 2019. The earn-out liability is recorded in Accrued expenses and other current liabilities and Other non-current liabilities and is classified as Level 3 in the fair value hierarchy.
As of March 31, 2020, the Company maintains a contingent stock liability based on observable market data relating to the DRG acquisition that occurred on February 28, 2020. Changes in the contingent stock liability are recorded to Transaction expenses in the Interim Condensed Consolidated Statement of Operations. There were no transfers of assets or liabilities between levels during the periods ended March 31, 2020 and December 31, 2019. The contingent stock liability is recorded in Accrued expenses and other current liability and is classified as Level 2 in the fair value hierarchy. The amount is payable on the one year anniversary of the acquisition date and is contingent upon any indemnity losses or claims for indemnity losses as defined in the purchase agreement. This fair value measurement is based observable market data and other indirect observable market inputs and thus represents a Level 2 measurement as defined in ASC 820.

CLARIVATE ANALYTICS PLC
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share data, option price amounts, ratios, or as noted)

The following table presents the changes in the earn-out, the only Level 3 item, for the three months ended March 31, 2020 and 2019, respectively:
December 31, 2019	$11,100
Payment of Earn-out liability (1)	(8,000)
Revaluations included in earnings	380
March 31, 2020	$3,480

The following table presents the changes in the earn-out, the only Level 3 item, for the three months ended March 31, 2019:
December 31, 2018	$7,075
Payment of Earn-out liability	—
Revaluations included in earnings	—
March 31, 2019	$7,075
(1) See Note 18 - “Commitments and Contingencies” for further details

The following table provides a summary of the Company's assets and liabilities that were recognized at fair value on a recurring basis as at March 31, 2020 and December 31, 2019:

	Level 1	Level 2	Level 3	Total Fair Value
March 31, 2020
Liabilities
Interest rate swap liability	$—	$8,372	$—	$8,372
Earn-out liability	—	—	3,480	3,480
Contingent stock liability	—	60,084	$—	60,084
Total	$—	$68,456	$3,480	$71,936

	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2019
Liabilities
Interest rate swap liability	$—	$2,778	$—	$2,778
Earn-out liability	—	—	11,100	11,100
Total	$—	$2,778	$11,100	$13,878

Non-Financial Assets Valued on a Non-Recurring Basis
The Company’s long-lived assets, including goodwill, indefinite-lived intangibles and finite-lived intangible assets subject to amortization, are measured at fair value on a non-recurring basis. These assets are measured at cost but are written-down to fair value, if necessary, as a result of impairment.
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

CLARIVATE ANALYTICS PLC
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share data, option price amounts, ratios, or as noted)

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
Note 11: Pension and Other Post-Retirement Benefits
The components of net periodic benefit cost recognized in other comprehensive loss were as follows:

	Three Months Ended March 31,
	2020	2019
Service cost	$226	$221
Interest cost	79	78
Expected return on plan assets	(40)	(40)
Amortization of actuarial gains	(19)	(18)
Net periodic benefit cost	$246	$241

Interest cost and expected return on plan assets are recorded in Interest expense, net on the accompanying Interim Condensed Consolidated Statements of Operations.
Note 12: Debt
The following is a summary of the Company’s debt:

		March 31, 2020		December 31, 2019
Type	Maturity	Interest Rate	Carrying Value	Interest Rate	Carrying Value
Senior secured notes	2026	4.500%	700,000	4.500%	700,000
Term loan facility	2026	4.360%	1,256,850	5.049%	900,000
Revolving credit facility	2024	—%	0	5.049%	65,000
Total debt outstanding			1,956,850		1,665,000
Deferred financing charges			(26,670)		(25,205)
Term loan facility, discount			(2,128)		(2,184)
Short-term debt, including current portion of long-term debt			(12,600)		(9,000)
Long-term debt, net of current portion and deferred financing charges			$1,915,452		$1,628,611

In connection with the DRG acquisition, the Company incurred an incremental $360,000 of borrowings under our term loan facility and used the net proceeds from such borrowings to fund a portion of the DRG acquisition and to pay related fees and expenses. The additional term loan borrowings are covered by the same terms and covenant requirements of the existing term loan facility as described in the annual form 10-K as of December 31, 2019.
In addition, the Company secured the backstop of a $950,000 fully committed bridge facility in connection with the DRG acquisition. However, the Company obtained all required financing with proceeds from the additional term loan borrowings and through a primary equity offering in February, 2020. As such, the bridge facility remained undrawn through it's expiration on closing of the acquisition.
During the three months ended March 31, 2020, the Company paid down $65,000 on the revolving credit facility. The revolving credit facility has remained undrawn in the period subsequent to the pay down. The revolving credit facility is subject to a commitment fee of 0.50% per annum.
With respect to the credit facilities, the Company may be subject to certain negative covenants, including compliance with total first lien net leverage ratio, if certain conditions are met.  These conditions were not met and the Company was not required to test compliance with these covenants as of March 31, 2020.
The obligations of the Borrowers under the credit facilities are guaranteed by UK Holdco and certain of its restricted subsidiaries and are secured by substantially all of UK Holdco's and certain of its restricted subsidiaries’ assets (with customary exceptions described in the credit facilities). UK Holdco and its restricted subsidiaries are subject to certain covenants including restrictions on UK Holdco’s ability to pay dividends, incur indebtedness, grant a lien over its assets, merge or consolidate, make investments, or make payments to affiliates.

CLARIVATE ANALYTICS PLC
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share data, option price amounts, ratios, or as noted)

As of March 31, 2020, letters of credit totaling $4,929 were collateralized by the revolving credit facility. Notwithstanding the revolving credit facility, as of March 31, 2020, the Company had an unsecured corporate guarantee outstanding for $9,646 and cash collateralized letters of credit totaling $36, all of which were not collateralized by the revolving credit facility. The Company’s cash from operations is expected to meet repayment needs on outstanding borrowings for a period of 12 months after the financial statement issuance date.
The carrying value of the Company’s variable interest rate debt, excluding unamortized debt issuance costs, approximates fair value due to the short-term nature of the interest rate bench mark rates. The fair value of the fixed rate debt is estimated based on market observable data for debt with similar prepayment features. The fair value of the Company’s debt was $1,872,292 and $1,692,750 at March 31, 2020 and December 31, 2019, respectively. The debt is considered a Level 2 liability under the fair value hierarchy.
Note 13: Revenue
The tables below show the Company's disaggregated revenues for the periods presented:

	Three Months Ended March 31,
	2020	2019
Subscription revenues	$193,235	$192,492
Transactional revenues	49,239	41,697
Total revenues, gross	242,474	234,189
Deferred revenues adjustment(1)	(1,882)	(164)
Total revenues, net	$240,592	$234,025
(1) Reflects the deferred revenues adjustment as a result of purchase accounting.

Contract Balances

	Accounts receivable, net	Current portion of deferred revenues	Non-current portion of deferred revenues
Opening (1/1/2020)	$333,858	$407,325	$19,723
Closing (3/31/2020)	343,177	472,101	18,774
(Increase)/decrease	$(9,319)	$(64,776)	$949

Opening (1/1/2019)	$331,295	$391,102	$17,112
Closing (3/31/2019)	343,113	461,928	17,987
(Increase)/decrease	$(11,818)	$(70,826)	$(875)

The amount of revenue recognized in the period that were included in the opening deferred revenues current and long-term balances were $105,150. This revenue consists primarily of subscription revenue.
Transaction Price Allocated to the Remaining Performance Obligation
As of March 31, 2020, approximately $62,328 of revenue is expected to be recognized in the future from remaining performance obligations, excluding contracts with durations of one year or less. The Company expects to recognize revenue on approximately 65% of these performance obligations over the next 12 months. Of the remaining 35%, 21% is expected to be recognized within the following year, with the final 14% expected to be recognized within years 3 to 10.
Note 14: Shareholders’ Equity
Pre-2019 Transaction
In March 2017, the Company formed the Management Incentive Plan under which certain employees of the Company may be eligible to purchase shares of the Company. In exchange for each share purchase subscription, the purchaser is entitled to a fully vested right to an ordinary share. Additionally, along with a subscription, employees

CLARIVATE ANALYTICS PLC
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share data, option price amounts, ratios, or as noted)

receive a corresponding number of options to acquire additional ordinary shares subject to five year vesting. See Note 15 — “Employment and Compensation Arrangements” for additional detail related to the options. The Company received no net subscriptions for the three months ended March 31, 2019.
Post-2019 Transaction
In June 2019, the Company formed the 2019 Incentive Award Plan under which employees of the Company may be eligible to purchase shares of the Company. See Note 15 — “Employment and Compensation Arrangements” for additional detail related to the 2019 Incentive Award Plan. In exchange for each share subscription purchased, the purchaser is entitled to a fully vested right to an ordinary share. At March 31, 2020 there were unlimited ordinary shares authorized, and 364,938,052 shares issued and outstanding, with a par value of $0.00. The Company did not hold any shares as treasury shares as of March 31, 2020 or December 31, 2019. The Company’s ordinary stockholders are entitled to one vote per share.
Warrants
During the period January 1, 2020 through February 21, 2020, 24,132,666 of the Company’s outstanding public warrants were exercised for one ordinary share per whole public warrant at a price of $11.50 per share. On February 20, 2020, we announced the redemption of all of our outstanding public warrants to purchase our ordinary shares that were issued as part of the units sold in the Churchill Capital Corp initial public offering and remain outstanding at 5:00 p.m. New York City time on March 23, 2020, for a redemption price of $0.01 per public warrant. In addition, our board of directors elected that, upon delivery of the notice of the redemption on February 20, 2020, all public warrants were to be exercised only on a “cashless basis.” Accordingly, by virtue of the cashless exercise of public warrants, exercising public warrant holders received 0.4626 of an ordinary share for each public warrant, and 4,747,432 ordinary shares were issued for public warrants exercised on a cashless basis and 4,649 public warrants were redeemed for $0.01 per public warrant. As of March 31, 2020 no public warrants were outstanding.
Merger Shares
On January 31, 2020, our Board agreed to waive all performance vesting conditions associated with the merger shares. All such Merger Shares are expected to be issued to persons designated by Jerre Stead and Michael Klein prior to December 31, 2020.
DRG Acquisition Shares
In connection with the DRG acquisition up to 2,895,638 ordinary shares of the Company are issuable to PEL following the one-year anniversary of closing. See Note 4 — “Business Combinations” for additional details.
Note 15: Employment and Compensation Arrangements
Employee Incentive Plans

The 2019 Incentive Award Plan permits the granting of awards in the form of incentive stock options, non-qualified stock options, share appreciation rights, restricted shares, restricted share units and other stock-based or cash based awards. Equity awards may be issued in the form of restricted shares or restricted share units with dividend rights or dividend equivalent rights subject to vesting terms and conditions specified in individual award agreements. The Company’s Management Incentive Plan provides for employees of the Company to be eligible to purchase shares of the Company. See Note 14 — “Shareholders’ Equity” for additional information.

A maximum aggregate amount of 60,000,000 ordinary shares are reserved for issuance under the 2019 Incentive Award Plan. Equity awards under the 2019 Incentive Award Plan may be issued in the form of options to purchase shares of the Company which are exercisable upon the occurrence of conditions specified within individual award agreements. As of March 31, 2020 37,302,599 awards had been granted.

A summary of the Company’s share-based compensation is as follows:

CLARIVATE ANALYTICS PLC
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share data, option price amounts, ratios, or as noted)

	Three Months Ended March 31,
	2020	2019
Share-based compensation expense	$17,469	$3,176
Tax benefit recognized	$(2)	$78

In the three months ended March 31, 2020, the Company recognized additional Share-based compensation expense related to the modification of certain awards under the 2019 Incentive Award Plan. As of March 31, 2020, there was $4,909 of total unrecognized compensation cost, related to outstanding stock options, which is expected to be recognized through 2024 with a remaining weighted-average service period of 2.1 years.

Stock Options

The Company’s stock option activity is summarized below:

	Number of Options	Weighted Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at December 31, 2019	20,880,225	$12.18	7.3	$105,119
Forfeited	(334,295)	13.95	0	—
Exercised	(3,715,455)	9.53	0	—
Outstanding as of March 31, 2020	16,830,475	$12.73	6.9	$137,329
Vested and exercisable at March 31, 2020	11,605,933	$12.79	6.5	$92,785

The aggregate intrinsic value in the table above represents the difference between the closing price of the Company's common shares on March 31, 2020 and the exercise price of each in-the-money option. There were 3,715,455 stock options exercised in the three months ended March 31, 2020. The tax benefit from the exercised options was $1,372.

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

CLARIVATE ANALYTICS PLC
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share data, option price amounts, ratios, or as noted)

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2019	293,182	$16.75
Vested	(169,842)	16.86
Outstanding as of March 31, 2020	123,340	$16.60

The total fair value of RSUs that vested during the three months ended March 31, 2020 was $2,863.
2019 Transaction Related Awards
Upon consummation of the 2019 Transaction, there were 7,000,000 ordinary shares of Clarivate that are issuable if the last sale price of Clarivate’s ordinary shares is at least $20.00 for 40 days over a 60 consecutive trading day period on or before the sixth anniversary of the closing of the 2019 Transaction. On January 31, 2020, our Board agreed to waive this performance vesting condition, and all such merger shares are expected to be issued to persons designated by Messrs. Stead and Klein on or prior to December 31, 2020. We used a third-party specialist to fair value the awards at the modification date using the Monte Carlo simulation approach. The assumptions in the model include, but are not limited to, risk-free interest rate, 1.33%; expected volatility of the Company's and the peer group's stock prices, 20.00%; and dividend yield, 0.00%. The Company recognized $13,720 expense in Share-based compensation expense as a result of the waived performance vesting conditions.

In accordance with the terms of the sponsor agreement and in connection with our merger with Churchill in 2019, the merger shares are issued to persons designated by Messrs Stead and Klein. The Company has evaluated and recorded additional stock compensation expense as required upon the assignment of merger shares as applicable.
Note 16: Income Taxes
During the three months ended March 31, 2020 and 2019, the Company recognized an income tax provision of $14,753 on loss before income tax of $59,248 and $240, on loss before income tax of $59,020, respectively. The tax provision in each period three months ended March 31, 2020, and March 31, 2019, respectively, reflects the mix of taxing jurisdictions in which pre-tax profits and losses were recognized.
Note 17: Earnings per Share
Potential common shares of 38,149,453 of Private Placement Warrants, DRG Transaction Shares, options and RSUs related to the Incentive Award Plan were excluded from diluted EPS for the three months ended March 31, 2020 and potential common shares of 24,323,190 of options were excluded from diluted EPS for the three months ended March 31, 2019 as the Company had net losses in both periods and their inclusion would be anti-dilutive. See Note 14 — "Shareholders' Equity" and Note 15 — "Employment and Compensation Arrangements” for a description.

The 2019 Transaction was accounted for as a reverse recapitalization in accordance with U.S. GAAP. See Note 1 — "Background and Nature of Operations". Accordingly, weighted-average shares outstanding for purposes of the EPS calculation have been retroactively recasted as shares reflecting the exchange ratio established in the 2019 Transaction (1.0 Jersey share to 132.13667 Clarivate shares).

The basic and diluted EPS computations for our ordinary shares are calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2020	2019
Basic/Diluted EPS
Net loss available to common stockholders	$(74,001)	$(59,260)
Basic and diluted weighted-average number of ordinary shares outstanding	343,129,833	217,526,426
Basic and diluted EPS	$(0.22)	$(0.27)

CLARIVATE ANALYTICS PLC
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share data, option price amounts, ratios, or as noted)

Note 18: Commitments and Contingencies
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
Contingent Liabilities
In conjunction with the acquisition of Publons, the Company agreed to pay former shareholders up to an additional $9,500 through 2020. Amounts payable are contingent upon Publons' achievement of certain milestones and performance metrics. The Company paid $0 and $2,371 of the contingent purchase price in the quarter ended March 31, 2020 and year ended December 31, 2019, respectively. The Company had an outstanding liability for $3,480 and $3,100 related to the estimated fair value of this contingent consideration included in Accrued expenses and other current liabilities in the Interim Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, respectively.
In conjunction with the acquisition of Kopernio, the Company agreed to pay former shareholders up to an additional $3,500 through 2021. Amounts payable are contingent upon Kopernio’s achievement of certain milestones and performance metrics and will be recognized over the concurrent service period.

In conjunction with the acquisition of TrademarkVision, the Company agreed to pay former shareholders a potential earn-out dependent upon achievement of certain milestones and financial performance metrics through 2020. Amounts payable are contingent upon TrademarkVision’s achievement of certain milestones and performance metrics. During the quarter ended March 31, 2020, the Company paid $8,000 of the contingent purchase price to complete the earn-out. As of March 31, 2020 and December 31, 2019, the Company had an outstanding liability for $0 and $8,000 respectively, related to the estimated fair value of this contingent consideration. The outstanding balance was included in Accrued expenses and other current liabilities as of December 31, 2019, in the Consolidated Balance Sheets.
In conjunction with the acquisition of DRG, the Company agreed to pay up to 2,895,638 shares as contingent stock consideration, valued at $58,897 on the closing date of the acquisition. See Note 4: "Business Combinations" for more information on the contingent stock consideration. Amounts payable are contingent upon any indemnity losses or claims to indemnity losses occurring within that one year period. The liability increased by $1,187 since the acquisition date due to an increase in the estimated fair value of this contingent stock consideration, which resulted in a liability of $60,084 as of March 31, 2020. The outstanding balance was included in Accrued expenses and other current liabilities in the Interim Condensed Consolidated Balance Sheets as of March 31, 2020.
Note 19: Related Party and Former Parent Transactions
Onex Partners Advisor LP (“Onex”), an affiliate of the Company, is considered a related party. Concurrent with the Acquisition, the Company entered into a Consulting Services Agreement with Onex, pursuant to which the Company is provided certain ongoing strategic and financing consulting services in exchange for a quarterly management fee. In connection with this agreement, the Company recognized $0 and $231 for the three months ended March 31, 2020, and 2019. The Company pays 0.1% interest per annum to Onex for the Credit Agreement. The Company recognized $0 and $215 for the three months ended March 31, 2020 and 2019, respectively, in interest expense for the Onex related interest. The Company had an outstanding liability of $20 and $3 to Onex as of March 31, 2020, and December 31, 2019, respectively. In addition, the Company paid Onex a management fee of $5,400 in connection with the 2019 Transaction in the second quarter of 2019. See Note 4 — "Business Combinations" for additional information.

CLARIVATE ANALYTICS PLC
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share data, option price amounts, ratios, or as noted)

BPEA, an affiliate of the Company, is considered a related party. Concurrently with the 2016 Transaction, the Company entered into a Management Services Agreement with Baring, pursuant to which the Company is provided certain ongoing strategic and financing consulting services. In connection with this agreement, the Company recognized $0 and $167 for the three months ended March 31, 2020, and 2019, respectively, in operating expenses related to this agreement. The Company had an outstanding liability of $0 and $0 to Baring as of March 31, 2020, and December 31, 2019, respectively. In addition, the Company paid BPEA a management fee of $2,100 in connection with the 2019 Transaction in the second quarter of 2019. See Note 4 — "Business Combinations" for additional information.
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
A controlled affiliate of Baring is a vendor of ours. Total payments to this vendor were $18 and $240 for the three months ended March 31, 2020 and 2019 respectively. The Company had an outstanding liability of $173 and $160 as of March 31, 2020 and December 31, 2019, respectively.
Jerre Stead, Chief Executive Officer of the Company, is the Co-founder of a vendor of ours. Total payments to this vendor were $0 for the three months ended March 31, 2020. The Company had an outstanding liability of $0 and $10 as of March 31, 2020 and December 31, 2019, respectively. This vendor was not a related party during the three months ended March 31, 2020 or 2019.
A former member of our key management is the Co-founder of a vendor of ours. Total payments to this vendor were $0 and $78 for the three months ended March 31, 2020 and 2019, and the Company had no outstanding liability as of March 31, 2020 and December 31, 2019. This vendor was not a related party during the three months ended March 31, 2019.
Note 20: Restructuring
In accordance with the applicable guidance for ASC 420, Exit or Disposal Cost Obligations, we accounted for termination benefits and recognized liabilities when the loss was considered probable, employees were entitled to benefits and the amounts could be reasonably estimated. We have incurred costs in connection with involuntary termination benefits associated with our corporate-related initiatives and cost-saving opportunities. These amounts are recorded within Restructuring in the Consolidated Statements of Operations. The payments associated with these actions are expected to be completed within 12 months from the balance sheet date.
The following table summarizes the activity related to the restructuring reserves and expenses for the three months ended March 31, 2020.

Balance as of December 31, 2019	$9,506
Expenses recorded	7,754
Payments made	(6,647)
Balance as of March 31, 2020	$10,613

Restructuring charges incurred in the three months ended March 31, 2020 included actions to reduce operational costs. Components of the pre-tax charges include $6,574 in severance costs, $508 in exit costs, and $666 in legal and advisory costs incurred during the three months ended March 31, 2020.

CLARIVATE ANALYTICS PLC
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share data, option price amounts, ratios, or as noted)

Note 21: Subsequent Events
Management has evaluated the impact of events that have occurred subsequent to March 31, 2020. Based on this evaluation, other than disclosed within these Interim Condensed Consolidated Combined Financial Statements and related notes or described below, the Company has determined no other events were required to be recognized or disclosed.

CLARIVATE ANALYTICS PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except share and per share data, option price amounts, ratios or as noted)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our unaudited Consolidated Financial Statements, including the notes thereto, included elsewhere in this report. Certain statements in this section are forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations and intentions. Our future results and financial condition may differ materially from those we currently anticipate as a result of the factors we describe under "Item 1A. Risk Factors." Certain income statement amounts discussed herein are presented on an actual and on a constant currency basis. We calculate constant currency by converting the non-U.S. dollar income statement balances for the most current year to U.S. dollars by applying the average exchange rates of the preceding year. Certain amounts that appear in this section may not sum due to rounding.
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
Factors Affecting the Comparability of Our Results of Operations
There have been no material changes to the factors affecting the comparability of our results of operations associated with our business previously disclosed in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting the Comparability of Our Results of Operations” section in our Annual Report on Form 10-K, except as set forth below. The disclosures set forth below updates, and should be read together with, the disclosures in the "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting the Comparability of Our Results of Operations” section, in our Annual Report on Form 10-K.
Acquisition of Decision Resources Group
On February 28, 2020, we acquired 100% of the assets, liabilities and equity interests of Decision Resources Group ("DRG"), a premier provider of high-value data, analytics and insights products and services to the healthcare industry, from Piramal Enterprises Limited ("PEL"), which is a part of global business conglomerate Piramal Group. The acquisition helps us expand our core businesses and provides us with the potential to grow in the Life Sciences Product Line.
The aggregate consideration paid in connection with the closing of the DRG acquisition was $964,997, comprised of $900,000 of base cash plus $6,100 of adjusted closing cash paid on the closing date and up to 2,895,638 of the Company's ordinary shares to be issued to PEL following the one-year anniversary of closing. The contingent stock consideration was valued at $58,897 on the closing date and will be revalued at each period end and included in the Accrued expenses and other current liabilities in the Interim Condensed Consolidated Balance Sheets.

In February 2020, we completed an underwritten public offering of 27,600,000 of our ordinary shares, generating net proceeds of $540,736, which we used to fund a portion of the cash consideration for the DRG acquisition. In addition, we incurred an incremental $360,000 of term loans under our term loan facility and used the net proceeds from such borrowings, together with cash on hand, to fund the remainder of the cash consideration for the DRG acquisition and to pay related fees and expenses. As the result of the additional term loan, we had $1,256,850 outstanding on our term loan facility at March 31, 2020.

CLARIVATE ANALYTICS PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share and per share data, option price amounts, ratios or as noted)

MarkMonitor Brand Protection, Antipiracy and Antifraud Disposition

In November 2019, we entered into an agreement with an unrelated third-party for the sale of certain assets and liabilities of our MarkMonitor Product Line within the IP Group. The divestment closed in January 2020 for a consideration of approximately $3,751. An impairment charge of $18,431 was recognized in the Statement of Operations during the fourth quarter to reduce the Assets Held for Sale to their fair value. Accordingly, we recorded an immaterial loss on the divestiture during the period three months ended March 31, 2020.

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
Transactional revenues are earned under contracts for specific deliverables that are typically quoted on a product, data set or project basis and often derived from repeat customers, including customers that also generate subscription-based revenues. Transactional products and services are invoiced according to the terms of the contract, typically in arrears. Transactional content revenues are usually delivered to the customer instantly or in a short period of time, at which time revenues are recognized. Transactional revenues also include, to a lesser extent, professional services, which are typically performed under contracts that vary in length from several months to years for multi-year projects and are typically invoiced based on the achievement of milestones. The most significant components of our transactional revenues include our “clearance searching” and “backfiles” products.
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
Amortization
Amortization expense relates to our finite-lived intangible assets, including mainly databases and content, customer relationships, internally generated computer software and trade names. These assets are amortized over periods of between two and 20 years. Definite-lived intangible assets are tested for impairment when indicators are present, and, if impaired, are written down to fair value based on discounted cash flows. No impairment of intangible assets has been identified during any financial period included in our accompanying unaudited Interim Condensed Consolidated Financial Statements.
Share-based Compensation

CLARIVATE ANALYTICS PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except share and per share data, option price amounts, ratios or as noted)

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
Other Operating Income (Expense), Net
Other operating income (expense), net consists of gains or losses related to legal     settlements and the disposal of our assets, asset impairments or write-downs and the consolidated impact of re-measurement of the assets and liabilities of our company and our subsidiaries that are denominated in currencies other than each relevant entity's functional currency.
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
Adjusted Revenues
We present Adjusted Revenues, which excludes the impact of the deferred revenue purchase accounting adjustment (recorded in connection with the separation from Thomson Reuters) and revenues from divestitures. We present these measures because we believe it is useful to readers to better understand the underlying trends in our operations. See “— Certain Non-GAAP Measures — Adjusted Revenues” below for important information on the limitations of Adjusted Revenues and their reconciliation to the respective revenues measures under U.S. GAAP.
Adjusted EBITDA and Adjusted EBITDA margin

CLARIVATE ANALYTICS PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share and per share data, option price amounts, ratios or as noted)

Adjusted EBITDA is presented because it is a basis upon which our management assesses our performance and we believe it is useful for investors to understand the underlying trends of our operations. See “— Certain Non-GAAP Measures — Adjusted EBITDA and Adjusted EBITDA margin” for important information on the limitations of Adjusted EBITDA and its reconciliation to our Net loss under GAAP. Adjusted EBITDA represents net loss before provision for income taxes, depreciation and amortization, interest income and expense adjusted to exclude acquisition or disposal-related transaction costs (such costs include net income from continuing operations before provision for income taxes, depreciation and amortization and interest income and expense from divestitures), losses on extinguishment of debt, stock-based compensation, unrealized foreign currency gains/(losses), costs associated with the transition services agreement with Thomson Reuters, which we entered into in connection with our separation from Thomson Reuters in 2016, separation and integration costs, transformational and restructuring expenses, acquisition-related adjustments to deferred revenues, costs related to our merger with Churchill Capital Corp in 2019, non-cash income/(loss) on equity and cost method investments, non-operating income or expense, the impact of certain non-cash, legal settlements and other items that are included in net income for the period that the Company does not consider indicative of its ongoing operating performance and certain unusual items impacting results in a particular period. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by Adjusted Revenues.
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
We monitor ACV because it represents a leading indicator of the potential subscription revenues that may be generated from our existing customer base over the upcoming 12-month period. Measurement of subscription revenues as a key operating metric is particularly relevant because a majority of our revenues are generated through subscription-based products, which accounted for 79.7% and 82.2% in each of the three months ended March 31, 2020 and 2019, respectively. We calculate and monitor ACV for each of our Groups and use the metric as part of our evaluation of our business and trends.
The amount of actual subscription revenues that we earn over any 12-month period are likely to differ from ACV at the beginning of that period, sometimes significantly. This may occur for numerous reasons, including subsequent changes in annual revenue renewal rates, impact of price increases (or decreases), cancellations, upgrades and downgrades, and acquisitions and divestitures.
We calculate the ACV on a constant currency basis to exclude the effect of foreign currency fluctuations.
The following table presents ACV as of the dates indicated:

	March 31,		Variance
(in thousands, except percentages)	2020	2019	$	%
Annualized contract value	$820,254	$765,100	$55,154	7.2%
Annual Revenue Renewal Rates
Our revenues are primarily subscription based, which leads to high revenue predictability. Our ability to retain existing subscription customers is a key performance indicator that helps explain the evolution of our historical results and is a leading indicator of our revenues and cash flows for the subsequent reporting period.

CLARIVATE ANALYTICS PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share and per share data, option price amounts, ratios or as noted)

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
The impact of upgrades, new subscriptions and product price increases is reflected in ACV, but not in annual revenue renewal rates. Our annual revenue renewal rates were 93.0% and 93.0% for the three months ended March 31, 2020 and 2019, respectively.
Results of Operations
The following table presents the results of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Variance Increase / (Decrease)
	2020	2019	$	%
(in thousands, except percentages)
Revenues, net	$240,592	$234,025	$6,567	2.8%
Cost of revenues, excluding depreciation and amortization	(82,399)	(89,267)	(6,868)	(7.7)%
Selling, general and administrative costs, excluding depreciation and amortization	(86,948)	(92,296)	(5,348)	(5.8)%
Share-based compensation expense	(17,469)	(3,176)	14,293	N/M
Depreciation	(2,329)	(2,051)	278	13.6%
Amortization	(49,112)	(56,106)	(6,994)	(12.5)%
Transaction expenses	(26,689)	(10,270)	16,419	N/M
Transition, integration and other related expenses	(2,232)	(1,161)	1,071	92.2%
Restructuring	(7,754)	—	7,754	N/M
Other operating income (expense), net	6,032	(5,617)	11,649	N/M
Total operating expenses	(268,900)	(259,944)	8,956	3.4%
Loss from operations	(28,308)	(25,919)	2,389	9.2%
Interest expense, net	(30,940)	(33,101)	(2,161)	(6.5)%
Loss before income tax	(59,248)	(59,020)	228	0.4%
Provision for income taxes	(14,753)	(240)	14,513	N/M
Net loss	$(74,001)	$(59,260)	$14,741	24.9%

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Revenues, Net
Revenues, net of $240,592 for the three months ended March 31, 2020, increased by $6,567, or 2.8%, from $234,025 for the three months ended March 31, 2019. On a constant currency basis, Revenues, net increased $8,305, or 3.5% for the three months ended March 31, 2020.
Adjusted Revenues, which excludes the impact of the deferred revenues adjustment, increased $8,285, or 3.5%, to $242,474 in the three months ended March 31, 2020 from $234,189 in the three months ended March 31, 2019. On a constant currency basis, Adjusted Revenues increased $10,023, or 4.2% for the three months ended March 31, 2020. For an explanation of our calculation of Adjusted Revenues and the limitations as to its usefulness, see “— Certain Non-GAAP Measures — Adjusted Revenues.”

CLARIVATE ANALYTICS PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except share and per share data, option price amounts, ratios or as noted)

The following tables present the amounts of our subscription and transactional revenues for the periods indicated, as well the drivers of the variances between periods, including as a percentage of such revenues.

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
	Three Months Ended March 31,		Total Variance (Dollars)	Total Variance (%)	Acquisitive	Disposal	FX Impact	Organic
(in thousands, except percentages)	2020	2019
Subscription revenues	$193,235	$192,492	$743	0.4%	5.1%	(7.3)%	(0.7)%	3.3%

Transactional revenues	49,239	41,697	7,542	18.1%	23.0%	(1.6)%	(0.8)%	(2.5)%

Deferred revenues adjustment (1)	(1,882)	(164)	1,718	NM	NM	0.0%	0.0%	68.3%

Revenues, net	$240,592	$234,025	$6,567	2.8%	7.5%	(6.3)%	(0.7)%	2.3%

Deferred revenues adjustment (1)	1,882	164	1,718	NM	NM	0.0%	0.0%	68.3%

Adjusted Revenues, net	$242,474	$234,189	$8,285	3.5%	8.3%	(6.3)%	(0.7)%	2.2%
(1) Reflects the deferred revenues adjustment as a result of purchase accounting.
Subscription revenues increased by $743, or 0.4% for the three months ended March 31, 2020. On a constant currency basis, subscription revenues increased by $2,124, or 1.1%. Acquisitive subscription growth is generated from the acquisitions of Darts-ip in November 2019 and DRG in February 2020. Disposal subscription reduction is derived from the divestiture of the MarkMonitor Brand Protection, Antipiracy, and Antifraud products in January 2020. Organic subscription revenues increased primarily due to price increases and new business, consistent with the growth in the annualized contract value.
Transactional revenues increased by $7,542, or 18.1% for the three months ended March 31, 2020. On a constant currency basis, transactional revenues increased by $7,899, or 18.9%. Acquisitive transactional growth is generated from the acquisitions of Darts-ip in November 2019 and DRG in February 2020. Disposal transactional reduction is derived from the divestiture of the MarkMonitor Brand Protection, Antipiracy, and Antifraud products in January 2020. Organic transactional revenues decreased due to timing of product offerings and volume. This decrease was offset partially by increased revenues related to the upgrades of the Techstreet product offerings.

The table below presents our revenue split by geographic region for the periods indicated, as well the drivers of the variances between periods, including as a percentage of such revenues.

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
Revenues by Geography	Three Months Ended March 31,		Total Variance (Dollars)	Total Variance (%)	Acquisitive	Disposal	FX Impact	Organic
(in thousands, except percentages)	2020	2019
Americas	$116,992	$112,136	$4,856	4.3%	12.0%	(8.7)%	(0.1)%	1.1%

Europe/Middle East/Africa	66,795	66,998	(203)	(0.3)%	6.9%	(5.8)%	(1.7)%	0.3%

Asia Pacific	58,687	55,055	3,632	6.6%	2.5%	(2.0)%	(0.8)%	6.9%

Deferred revenues adjustment (1)	(1,882)	(164)	1,718	NM	NM	—%	—%	68.3%

Revenues, net	$240,592	$234,025	$6,567	2.8%	7.5%	(6.3)%	(0.7)%	2.3%

Deferred revenues adjustment (1)	1,882	164	1,718	NM	NM	—%	—%	68.3%

Adjusted Revenues, net	$242,474	$234,189	$8,285	3.5%	8.3%	(6.3)%	(0.7)%	2.2%
(1) Reflects the deferred revenues adjustment as a result of purchase accounting.
Acquisitive growth for all regions was related to the acquisitions of Darts-ip in November 2019 and DRG in February 2020. Disposal reduction is derived from the divestiture of the MarkMonitor Brand Protection, Antipiracy, and Antifraud

CLARIVATE ANALYTICS PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except share and per share data, option price amounts, ratios or as noted)

products in January 2020. On a constant currency basis, Americas revenues increased by $4,985, or 4.4%, with organic growth slightly increasing due to increased subscription revenues offset by decreased transactional revenues. On a constant currency basis, Europe/Middle East/Africa revenues increased by $950, or 1.4%, with organic growth slightly decreasing due to a reduction in subscription revenue and transaction revenue remaining flat. On a constant currency basis, Asia Pacific revenues increased $4,088, or 7.4%, with organic growth increasing due to increases in subscription and transactional revenues.
The following tables, and the discussion that follows, present our revenues by Product Group for the periods indicated, as well the drivers of the variances between periods, including as a percentage of such revenues.

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
Revenues by Product Group	Three Months Ended March 31,		Total Variance (Dollars)	Total Variance (%)	Acquisitive	Disposal	FX Impact	Organic
(in thousands, except percentages)	2020	2019
Science Product Group	$147,260	$129,211	$18,049	14.0%	13.2%	—%	(1.0)%	1.8%

IP Product Group	95,214	104,978	(9,764)	(9.3)%	2.3%	(14.0)%	(0.5)%	2.9%

Deferred revenues adjustment (1)	(1,882)	(164)	1,718	NM	NM	—%	—%	68.3%

Revenues, net	$240,592	$234,025	$6,567	2.8%	7.5%	(6.3)%	(0.7)%	2.3%

Deferred revenues adjustment (1)	1,882	164	1,718	NM	NM	—%	—%	68.3%

Adjusted Revenues, net	$242,474	$234,189	$8,285	3.5%	8.3%	(6.3)%	(0.7)%	2.2%
(1) Reflects the deferred revenues adjustment as a result of purchase accounting.
Science Product Group: Revenues of $147,260 for the three months ended March 31, 2020 increased $18,049, or 14.0% from $129,211 for the three months ended March 31, 2019 . On a constant currency basis, revenues increased by $19,292, or 15.0%. Acquisitive transactional growth is generated from the acquisition of DRG in February 2020. Organic revenues increased due to price increases and new business in subscription revenues, partially offset by a minimal decrease in transactional revenues due to timing of product offerings.
IP Product Group: Revenues of $95,214 for the three months ended March 31, 2020 decreased $9,764, or 9.3% from $104,978 for the three months ended March 31, 2019. On a constant currency basis, revenue decreased $9,269, or 8.8%, driven by subscription and transactional revenue. Acquisitive transactional growth is generated from the acquisition of Darts-ip in November 2019. Disposal reduction is derived from the disposal of the MarkMonitor Brand Protection, Antipiracy, and Antifraud productions in January 2020. Organic revenues increased due to subscription and transactional growth primarily due to the upgrades of the Techstreet product offerings.
Cost of Revenues, Excluding Depreciation and Amortization
Cost of revenues of $82,399 for the three months ended March 31, 2020 decreased by $6,868, or 7.7%, from $89,267 for the three months ended March 31, 2019. On a constant currency basis, cost of revenues decreased by $4,160 or 4.7%, for the three months ended March 31, 2020, respectively. On a constant currency basis, costs of revenues decreased due to a decrease in Transition Services Agreement data center costs.

Selling, General and Administrative, Excluding Depreciation and Amortization
Selling, general and administrative expense of $86,948 for the three months ended March 31, 2020, decreased by $5,348, or 5.8%, from $92,296 for the three months ended March 31, 2019. On a constant currency basis, Selling, general and administrative expenses increased by $2,590, or 2.8%, for the three months ended March 31, 2020, reflecting an increase in employee related costs substantially offset by a decrease in Transition Services Agreement costs, and certain business operating costs.
Share-based Compensation

CLARIVATE ANALYTICS PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except share and per share data, option price amounts, ratios or as noted)

Share-based compensation expense of $17,469 for the three months ended March 31, 2020 increased by $14,293 from $3,176 for the three months ended March 31, 2019. The increase in the three months ended March 31, 2020 was largely due to additional expense related to the waived performance vesting condition associated with the Merger Shares.
Depreciation
Depreciation of $2,329 for the three months ended March 31, 2020 increased by $278, or 13.6% from $2,051 for the three months ended March 31, 2019 . The increase in the three months ended March 31, 2020 was driven by the additional depreciation on assets acquired through the acquisitions of Darts-ip in November 2019 and DRG in February 2020. This increase was offset by run-off of previously purchased capital expenditures.
Amortization
Amortization of $49,112 for the three months ended March 31, 2020 decreased by $6,994, or 12.5%, from $56,106 for the three months ended March 31, 2019, The decreases in the three months ended March 31, 2020 was predominately related to intangible assets acquired in connection with our separation from Thomson Reuters in 2016 that are now fully amortized and reduction of amortization on the Mark Monitor intangible assets disposed in January 2020. These decreases were offset partially by an increase in the amortization on intangible assets acquired through the acquisitions of Darts-ip in November 2019 and DRG in February 2020.
Transaction Expenses
Transaction expenses of $26,689 for the three months ended March 31, 2020, increased by $16,419, from $10,270 for the three months ended March 31, 2019. The increase in the three months ended March 31, 2020 was due to costs incurred in association with the closing of a offering of 27,600,000 ordinary shares and costs associated with the acquisition of DRG during the three months ended March 31, 2020 compared to lower costs incurred in association with our merger with Churchill Capital Corp during the three months ended March 31, 2019.
Transition, Integration, and Other Related Expenses
Transition, integration, and other expenses of $2,232 for the three months ended March 31, 2020, increased by $1,071, from $1,161 for the three months ended March 31, 2019. The increase in the period three months ended March 31, 2020 is due to additional costs associated with the remediation of the material weakness, which has been completed.
Restructuring
Restructuring of $7,754 for the three months ended March 31, 2020, increased by $7,754, from $0 for the three months ended March 31, 2019. The increase is related to an initiative, following our merger with Churchill Capital Corp in 2019, to streamline our operations by simplifying our organization and focusing on two product groups.

Other Operating Income (Expense), Net
Other operating income (expense), net of $6,032 income for the three months ended March 31, 2020, changed by $11,649, from an expense of $5,617 for the three months ended March 31, 2019. The change was attributable to the consolidated impact of the remeasurement of the assets and liabilities of our Company that are denominated in currencies other than each relevant entity’s functional currency.
Interest Expense
Interest expense, net of $30,940 for the three months ended March 31, 2020, decreased by $2,161, or 6.5% from $33,101 for the three months ended March 31, 2019. The decreases in the period three months ended March 31, 2020 was due to lower interest payments resulting from lower interest rates on the Company's borrowings as the result of the refinancing transaction in October 2019.
Benefit (provision) for Income Taxes
There was a provision of $14,753 for the three months ended March 31, 2020, compared to a provision of $240 for income taxes for the three months ended March 31, 2019. The increase was due to additional provision related to the DRG acquisition and reflected the mix of taxing jurisdictions in which pre-tax profits and losses were recognized.
Certain Non-GAAP Measures

CLARIVATE ANALYTICS PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except share and per share data, option price amounts, ratios or as noted)

We include non-GAAP measures in this Report, including Adjusted Revenues, Adjusted EBITDA, Adjusted EBITDA margin and Free Cash Flow because they are a basis upon which our management assesses our performance and we believe they reflect the underlying trends and indicators of our business by allowing management to focus on the most meaningful indicators of our continuous operational performance.
Although we believe these measures are useful for investors for the same reasons, we recommend users of the financial statements to note these measures are not a substitute for GAAP financial measures or disclosures. We provide reconciliations of these non-GAAP measures to the corresponding most closely related GAAP measure.
Adjusted Revenues
We present Adjusted Revenues, which excludes the impact of the deferred revenues purchase accounting adjustment (recorded in connection with the separation from Thomson Reuters and acquisitions). We present this measure because we believe it is useful to readers to better understand the underlying trends in our operations.
Our presentation of Adjusted Revenues is for informational purposes only and is not necessarily indicative of our future results. You should compensate for these limitations by relying primarily on our GAAP results and only using non-GAAP measures for supplementary analysis.
The following table presents our calculation of Adjusted Revenues for the three months ended March 31, 2020 and 2019 and a reconciliation of this measure to our Revenues, net for the same periods:

	Three Months Ended March 31,		Variance
(in thousands, except percentages)	2020	2019	$	%
Revenues, net	$240,592	$234,025	$6,567	2.8%
Deferred revenues adjustment	1,882	164	1,718	NM
Adjusted revenues	$242,474	$234,189	$8,285	3.5%

Adjusted EBITDA and Adjusted EBITDA margin
Adjusted EBITDA is presented because it is a basis upon which our management assesses our performance, and we believe it is useful for investors to understand the underlying trends of our operations. See "— Certain Non-GAAP Measures — Adjusted EBITDA and Adjusted EBITDA margin" for important information on the limitations of Adjusted EBITDA and its reconciliation to our Net loss under GAAP. Adjusted EBITDA represents net loss before provision for income taxes, depreciation and amortization, interest income and expense adjusted to exclude acquisition or disposal-related transaction costs (such costs include net income from continuing operations before provision for income taxes, depreciation and amortization and interest income and expense from divestitures), losses on extinguishment of debt, stock-based compensation, unrealized foreign currency gains/(losses), costs associated with the transition services agreement with Thomson Reuters, which we entered into in connection with our separation from Thomson Reuters in 2016, separation and integration costs, transformational and restructuring expenses, acquisition-related adjustments to deferred revenues, costs related to our merger with Churchill Capital Corp in 2019, non-cash income/(loss) on equity and cost method investments, non-operating income or expense, the impact of certain non-cash, legal settlements and other items that are included in net income for the period that the Company does not consider indicative of its ongoing operating performance and certain unusual items impacting results in a particular period. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by Adjusted Revenues.
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
The following table presents our calculation of Adjusted EBITDA for the three months ended March 31, 2020 and 2019 and reconciles these measures to our Net loss for the same periods:

CLARIVATE ANALYTICS PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except share and per share data, option price amounts, ratios or as noted)

	Three Months Ended March 31,
(in thousands, except percentages)	2020	2019
Net loss	$(74,001)	$(59,260)
Provision for income taxes	14,753	240
Depreciation and amortization	51,441	58,157
Interest, net	30,940	33,101
Transition services agreement costs(1)	1,551	5,273
Transition, transformation and integration expense(2)	2,228	2,460
Deferred revenues adjustment(3)	1,882	164
Transaction related costs(4)	26,689	10,270
Share-based compensation expense	17,469	3,176
Restructuring(5)	7,754	—
Other(6)	(2,484)	5,644
Adjusted EBITDA	$78,222	$59,225
Adjusted EBITDA margin	32.2%	25.3%
(1) In 2020, this is related to a new transition services agreement and offset by the reverse transition services agreement from the sale of MarkMonitor assets. In 2019, this includes payments to Thomson Reuters under the Transition Services Agreement.
(2) Includes costs incurred in connection with and after our separation from Thomson Reuters in 2016 relating to the implementation of our standalone company infrastructure and related cost-savings initiatives. These costs include mainly transition consulting, technology infrastructure, personnel and severance expenses relating to our standalone company infrastructure, which are recorded in Transition, integration, and other line-item of our income statement, as well as expenses related to the restructuring and transformation of our business following our separation from Thomson Reuters in 2016, mainly related to the integration of separate business units into one functional organization and enhancements in our technology.
(3) Reflects the deferred revenues adjustment as a result of purchase accounting.
(4) Includes costs incurred to complete business combination transactions, including acquisitions and dispositions, and typically include advisory, legal and other professional and consulting costs.
(5) Reflects costs incurred in connection with the initiative, following our merger with Churchill Capital Corp in 2019, to streamline our operations by simplifying our organization and focusing on two product groups.
(6) Includes primarily the net impact of foreign exchange gains and losses related to the re-measurement of balances and other items that do not reflect our ongoing operating performance.
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
We define free cash flow as net cash provided by operating activities less capital expenditures. For further discussion on free cash flow, including a reconciliation to cash flows provided by operating activities, refer to “— Liquidity and Capital Resources — Cash Flows" below.
Liquidity and Capital Resources
Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, capital expenditures, debt service, acquisitions, other commitments and contractual obligations. Our principal sources of liquidity include cash from operating activities, cash and cash equivalents on our Interim Condensed Balance Sheet and amounts available under our revolving

CLARIVATE ANALYTICS PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except share and per share data, option price amounts, ratios or as noted)

credit facility. We consider liquidity in terms of the sufficiency of these resources to fund our operating, investing and financing activities for a period of 12 months after the financial statement issuance date.
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
We require and will continue to need significant cash resources to, among other things, meet our debt service requirements under our credit facilities, our secured notes due 2026 and any future indebtedness, fund our working capital requirements, make capital expenditures (including related to product development), and expand our business through acquisitions. We continue to assess the changing environment in relation to COVID-19 and conducted a scenario planning exercise to assess the potential impact on our liquidity and our future financial position. The scenario planning has taken into account our existing cash position, the creditworthiness of our banking partners, potential revenue outcomes (in both a worst and reasonable downside scenario), and to be prudent evaluated potential reductions in the cost base. Based on our forecasts, we believe that cash flow from operations, available cash on hand and available borrowing capacity under our revolving credit facility will be adequate to service debt, meet liquidity needs and fund necessary capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including the number of future acquisitions, data center infrastructure investments, and the timing and extent of spending to support product development efforts. We could be required, or could elect, to seek additional funding through public or private equity or debt financings; however, additional funds may not be available on terms acceptable to us.
Cash and cash equivalents were $308,021 and $76,130 as of March 31, 2020 and December 31, 2019, respectively. We had approximately $1,956,850 of debt as of March 31, 2020, consisting primarily of $1,256,850 in borrowings under our term loan facility, and $700,000 in outstanding principal of secured notes due 2026 with no borrowings under our revolving credit facility as of the date. As of December 31, 2019, we had approximately $1,665,000 of debt, consisting primarily of $900,000 in borrowings under our term loan facility, $700,000 in outstanding principal of secured notes due 2026 and $65,000 of borrowings under our revolving credit facility (which borrowings under our revolving credit facility we subsequently paid down in full in February 2020). On February 28, 2020, we incurred an incremental $360,000 of term loans under our term loan facility and used the net proceeds from such borrowings, together with cash on hand, to fund a portion of the cash consideration for the DRG acquisition and to pay related fees and expenses. See “—Debt Profile” below.
Cash Flows
The following table discloses our consolidated cash flows provided by (used in) operating, investing and financing activities for the periods presented:

	Three Months Ended March 31,
(in thousands)	2020	2019
Net cash provided by operating activities	$46,106	$42,453
Net cash used in investing activities	(900,967)	(5,957)
Net cash provided by (used in) financing activities	1,091,606	(33,836)
Effect of exchange rates	(2,013)	(190)
Increase in cash and cash equivalents, and restricted cash	234,732	2,470
Cash and cash equivalents, and restricted cash beginning of the year	76,139	25,584
Cash and cash equivalents, and restricted cash end of the period	$310,871	$28,054
Cash Flows Provided by (Used in) Operating Activities
Net cash provided by operating activities consists of net loss adjusted for non-cash items, such as: depreciation and amortization of property and equipment and intangible assets, deferred income taxes, share-based compensation, deferred finance charges and for changes in net working capital assets and liabilities.

CLARIVATE ANALYTICS PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except share and per share data, option price amounts, ratios or as noted)

Net cash provided by operating activities was $46,106 and $42,453 for the three months ended March 31, 2020 and March 31, 2019, respectively. The $46,106 of net cash from operating activities for the three months ended March 31, 2020 included net loss of $74,001 off set with $66,150 of non-cash adjustments and changes in operating assets and liabilities of $53,957. The improvement in operating cash flows was driven by increased in revenue illustrating an increase in sales year over year and offset by a higher operating loss driven by a $14,513 increase in the provision for income taxes and $16,419 increase in transaction expense related to the acquisition of DRG and the February share offering.
Cash Flows Provided by (Used in) Investing Activities
Net cash used in investing activities was $900,967 for the three months ended March 31, 2020. Cash flows used in investing is attributable to: and (1) $885,323 of key business intangible assets acquired from Decision Resource Group, (2) $19,395 in capital expenditures and (3) $3,751 of divestiture related to the sale of the MarkMonitor AntiFraud, Antipiracy, and Brand Protection products.
Net cash used in investing activities was $5,957 for the three months ended March 31, 2019 reflecting capital expenditures.
Our capital expenditures in both 2020 and 2019 consisted primarily of capitalized labor, consulting and other costs associated with product development.
Cash Flows Provided by (Used) in Financing Activities
Net cash provided by financing activities was $1,091,606 for the three months ended March 31, 2020. Key drivers of cash flows provided by financing include: (1) Proceeds of $540,597 from the issuance of ordinary shares related to our public offering, (2) $360,000 from the issuance of the issuance of an incremental term loan and (3) $278,708 from the exercise of warrants and employee share options This activity was offset by cash flows used in financing related to: (1) $65,000 repayment of borrowings under the revolving credit facility, (2) $10,420 of payments related to tax withholdings for stock-based compensation, (3) $4,115 payment related to the TradeMark Vision contingent earn-out, (5) payment of debt issuance costs related to the issuance of the incremental term loan and (5) $3,150 principle payment on the term loan facility.
Net cash used in financing activities was $33,836 for the three months ended March 31, 2019. Key drivers of cash flows used in financing include a $30,000 repayment of borrowings under the revolving credit facility and a recurring term loan facility principal repayments of $3,836.
In February 2020, we completed an underwritten public offering of 27,600,000 of our ordinary shares, generating net proceeds of $540,597, which we used to fund a portion of the cash consideration for the DRG acquisition. In addition, we incurred an incremental $360,000 of term loans under our term loan facility and used the net proceeds from such borrowings, together with cash on hand, to fund the remainder of the cash consideration for the DRG acquisition and to pay related fees and expenses.

During the period January 1, 2020 through February 21, 2020, 24,132,666 of the Company’s outstanding warrants were exercised for one ordinary share per whole warrant at a price of $11.50 per share.

Free Cash Flow (non-GAAP measure)
The following table reconciles free cash flow measure, which is a non-GAAP measure, to net cash provided by operating activities:

	Three Months Ended March 31,
(in thousands)	2020	2019
Net cash provided by operating activities	$46,106	$42,453
Capital expenditures	(19,395)	(5,957)
Free cash flow	$26,711	$36,496
Free cash flow was $26,711 for the three months ended March 31, 2020, compared to $36,496 for the three months ended March 31, 2019. The decrease in free cash flow was primarily due to higher capital expenditures.

CLARIVATE ANALYTICS PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except share and per share data, option price amounts, ratios or as noted)

Required Reported Data —Standalone Adjusted EBITDA
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
Excess standalone costs are the difference between our actual standalone company infrastructure costs, and our estimated steady state standalone infrastructure costs. We make an adjustment for the difference because we have had to incur costs under the transition services agreement, with Thomson Reuters after we had implemented the infrastructure to replace the services provided pursuant to the transition services agreement, thereby incurring dual running costs. Furthermore, there has been a ramp up period for establishing and optimizing the necessary standalone infrastructure. Since our separation from Thomson Reuters, we have had to transition quickly to replace services provided under the transition services agreement, with optimization of the relevant standalone functions typically following thereafter. Cost savings reflect the annualized “run rate” expected cost savings, net of actual cost savings realized, related to restructuring and other cost savings initiatives undertaken during the relevant period.
Standalone Adjusted EBITDA is calculated under the credit facilities and the indenture by using our Consolidated Net Loss for the trailing 12-month period (defined in the credit facilities and the indenture as our U.S. GAAP net income adjusted for certain items specified in the credit facilities and the indenture) adjusted for items including: taxes, interest expense, depreciation and amortization, non-cash charges, expenses related to capital markets transactions, acquisitions and dispositions, restructuring and business optimization charges and expenses, consulting and advisory fees, run-rate cost savings to be realized as a result of actions taken or to be taken in connection with an acquisition, disposition, restructuring or cost savings or similar initiatives, “run rate” expected cost savings, operating expense reductions, restructuring charges and expenses and synergies related to the transition projected by us, costs related to any management or equity stock plan, other adjustments that were presented in the offering memorandum used in connection with the issuance of the secured notes due 2026 and earnout obligations incurred in connection with an acquisition or investment.
The following table reconciles Standalone Adjusted EBITDA to our Net loss for the periods presented:

CLARIVATE ANALYTICS PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except share and per share data, option price amounts, ratios or as noted)

Twelve Months Ended March 31,
2020
(in thousands)
Net loss	$(225,718)
Provision for income taxes	24,714
Depreciation and amortization	193,826
Interest, net	155,528
Transition services agreement costs(1)	6,759
Transition, transformation and integration expense(2)	24,140
Deferred revenues adjustment(3)	2,156
Transaction related costs(4)	62,633
Share-based compensation expense	65,676
Restructuring(5)	23,424
Legal settlement	(39,399)
Impairment on held for sale	18,431
Other(6)	893
Adjusted EBITDA	313,063
Realized foreign exchange gain	(5,461)
DRG Adjusted EBITDA Impact(7)	45,390
Cost savings(8)	44,016
Excess standalone costs(9)	28,521
Standalone Adjusted EBITDA	$425,529
(1) In 2020, this is related to a new transition services agreement and offset by the reverse transition services agreement from the sale of MarkMonitor assets. In 2019, this includes payments to Thomson Reuters under the Transition Services Agreement.
(2) Includes cash payments in connection with and after our separation from Thomson Reuters in 2016 relating to the implementation of our standalone company infrastructure and related cost-savings initiatives. These cash payments include mainly transition consulting, technology infrastructure, personnel and severance expenses relating to our standalone company infrastructure, which are recorded in Transition, integration, and other line-item of our income statement, as well as cash payments related to the restructuring and transformation of our business following our separation from Thomson Reuters in 2016 mainly related to the integration of separate business units into one functional organization and enhancements in our technology. This also includes cash payments following our merger with Churchill Capital Corp in 2019, to streamline our operations by simplifying our organization and focusing on two product groups.
(3) Reflects the deferred revenues adjustment as a result of purchase accounting.
(4) Includes costs incurred to complete business combination transactions, including acquisitions and dispositions, and typically include advisory, legal and other professional and consulting costs.
(5) Reflects costs incurred in connection with the initiative, following our merger with Churchill Capital Corp in 2019, to streamline our operations by simplifying our organization and focusing on two product groups.
(6) Includes primarily the net impact of foreign exchange gains and losses related to the re-measurement of balances and other items that do not reflect our ongoing operating performance.
(7) Represents DRG Adjusted EBITDA for the period beginning April 1, 2020 until the acquisition date of February 28, 2020 to reflect the company's Standalone EBITDA as though material acquisitions occurred at the beginning of the presented period
(8) Reflects the estimated annualized run-rate cost savings, net of actual cost savings realized, related to restructuring and other cost savings initiatives undertaken during the period (exclusive of any cost reductions in our estimated standalone operating costs).
(9) Reflects the difference between our actual standalone company infrastructure costs, and our estimated steady state standalone operating costs, which were as follows:

CLARIVATE ANALYTICS PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except share and per share data, option price amounts, ratios or as noted)

Twelve Months Ended March 31,
(in thousands)	2020
Actual standalone company infrastructure costs	$161,500
Steady state standalone cost estimate	(132,979)
Excess standalone costs	$28,521
The foregoing adjustments (9) and (10) are estimates and are not intended to represent pro forma adjustments presented within the guidance of Article 11 of Regulation S-X. Although we believe these estimates are reasonable, actual results may differ from these estimates, and any difference may be material. See “— Cautionary Statement Regarding Forward-Looking Statements”
Debt Profile
During the three months ended March 31, 2020 we incurred an incremental $360,000 of term loans under our term loan facility. There have been no further material changes to the debt profile associated with our business previously disclosed in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity” section in our Annual Report on Form 10-K, except as discussed above and further set forth below. The disclosures set forth below updates, and should be read together with, the disclosures in the "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity—Debt Profile” section, in our in our Annual Report on Form 10-K.
The credit facilities are secured by substantially all of our assets and the assets of all of our U.S. restricted subsidiaries and certain of our non-U.S. subsidiaries, including those that are or may be borrowers or guarantors under the Credit Facilities, subject to customary exceptions. The credit facilities contains customary events of default and restrictive covenants that limit us from, among other things, incurring certain additional indebtedness, issuing preferred stock, making certain restricted payments and investments, certain transfers or sales of assets, entering into certain affiliate transactions or incurring certain liens. These credit facilities limitations are subject to customary baskets, including certain limitations on debt incurrence and issuance of preferred stock, subject to compliance with a consolidated coverage ratio of Consolidated EBITDA (as defined in the credit facilities), a measure substantially similar to our Standalone Adjusted EBITDA disclosed above under “— Required Reported Data — Standalone Adjusted EBITDA”, to interest and other fixed charges on certain debt (as defined in the credit facilities) of 2.00 to 1.00. In addition, the credit facilities requires us to comply with a springing financial covenant pursuant to which, as of the third quarter of 2019, we must not exceed a total first lien net leverage ratio (as defined under the credit facilities) of 7.25 to 1.00, to be tested on the last day of any quarter only when more than 30% of the revolving credit facility (excluding (i) non-cash collateralized, issued and undrawn letters of credit in an amount up to $10,000 and (ii) any cash collateralized letters of credit) is utilized at such date. As of March 31, 2020, our consolidated coverage ratio was 4.65 to 1.00 and our consolidated leverage ratio was 3.87 to 1.00. As of the date of this Report, we are in compliance with the covenants in the credit facilities. During the three months ended March 31, 2020, the Company paid down an additional $65,000 drawn on the revolving credit facility prior to the close of our merger with Churchill Capital Corp. In addition, in connection with the acquisition of DRG, the Company incurred an incremental $360,000 of term loans under our term loan facility.
Commitments and Contingencies
Our contingent liabilities consist primarily of letters of credit and performance bonds and other similar obligations in the ordinary course of business. Additionally, the Company has agreed to pay the former shareholders of acquired companies certain amounts in conjunction with the Publons, TradeMarkVision and Kopernio acquisitions. Regarding the Publons acquisition, the Company agreed to pay the former shareholders up to an additional $9,500 through 2020. Regarding the TradeMarkVision acquisition, the Company agreed to pay former shareholders earn-out payments through 2020. Regarding the Kopernio acquisition, the Company agreed to pay contingent consideration of up to $3,500 through 2021. Amounts payable are contingent upon Publons’, TrademarkVision’s and Kopernio’s achievement of certain milestones and performance metrics. As of March 31, 2020, the Company had an outstanding liability for Publons of $3,480 related to the estimated fair value of this contingent consideration included in Accrued expenses and Other current liabilities. As of March 31, 2020, the Company had an outstanding liability for TradeMarkVision of $0 related to the estimated fair value of this contingent consideration. The Company paid $8,000 of the contingent purchase price in the three months ended March 31, 2020, as a result of

CLARIVATE ANALYTICS PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except share and per share data, option price amounts, ratios or as noted)

TradeMark Vision achieving milestones and performance metrics. As of March 31, 2020, the Company recognized over the concurrent service period an outstanding liability for Kopernio of $1,269 related to the estimated fair value of this contingent compensation earn-out. The liability is included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.
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
There have been no material changes, outside of the ordinary course of business, to our contractual obligations as previously disclosed in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity—Contractual Obligations” section, in our Annual Report on Form 10-K.
Critical Accounting Policies, Estimates and Assumptions
There have been no other material changes from the critical accounting policies, estimates, and assumptions previously disclosed in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies, Estimates and Assumptions” section in our Annual Report on Form 10-K, except as set forth below. The disclosures set forth below updates, and should be read together with, the disclosures in the "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies, Estimates and Assumptions” section, in our Annual Report on Form 10-K.
Accounts Receivable
Through the adoption of ASU 2016-13 and the related standards, the Company revised the policy regarding recognition of the uncollectible receivables as follows.
Accounts receivable are recorded at the amount invoiced to customers and do not bear interest. We maintain an allowance for doubtful accounts for losses resulting from the inability of specific customers to meet their financial obligations, representing our best estimate of probable credit losses in existing trade accounts receivable. A specific reserve for doubtful receivables is recorded against the amount due from these customers. We recognize reserves for doubtful receivables utilizing the historical loss method by evaluating factors such as the length of time receivables are past due, historical collection experience, and the current economic and competitive environment. If any of these estimates change or actual results differ from expected results, then an adjustment is recorded in the period in which the amounts become reasonably estimable. For all other customers, we recognize a general reserve based on average yearly write-offs divided by average quarterly accounts receivable aging by risk buckets.
Recently Issued and Adopted Accounting Pronouncements
For recently issued and adopted accounting pronouncements, see "Item 1. Financial Statements and Supplementary Data— Notes to Interim Condensed Consolidated Financial Statements — Note 3” within this Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For information regarding our exposure to certain market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” in the Annual Report on Form 10-K.

Interest Rate Risk
Our interest rate risk arises from our long-term borrowings at floating interest rates. Borrowings under our Credit Facilities are subject to floating base interest rates, plus a margin. As of March 31, 2020, we had $1,256,850 of floating rate debt outstanding under the credit facilities, consisting of borrowings under the term loan facility for which the base rate was one-month LIBOR (subject, with respect to the term loan facility only, to a floor of 0.00%, which stood at 0.99%. Of this amount, we hedged $339,724 of our principal amount of our floating rate debt under hedges that we deemed effective as of March 31, 2020. As a result, $917,126 of our outstanding long-term debt effectively bore interest at floating rates. A 100 basis point increase or decrease in the applicable base interest rate under the Credit Facilities would have had an impact of $2,165 and $3,207 on our cash interest expense for the three months ended March 31, 2020 and 2019, respectively. For additional information on our outstanding debt and related hedging, see Notes 9 and 12 to our unaudited consolidated financial statements in this Report.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures.
Pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level to ensure that information required to be disclosed in the reports required to be filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.
There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings
From time to time, we are a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. While the outcomes of these matters are uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows. For additional discussion of legal proceedings, see "Item 1. Financial Statements and Supplementary Data— Notes to Interim Condensed Consolidated Financial Statements — Note 18” in this Report.

Item 1A. Risk Factors
The restated risk factor set forth below updates the corresponding risk factor previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2019.  There have otherwise been no material changes to the risk factors associated with our business and this updated risk factor should be read together with the risk factors disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2019.
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
The spread of COVID-19 has created a global public health crisis and precautionary measures, such as “stay-at-home orders,” have been instituted by governments to mitigate its spread. In response to the crisis, our workforce has transitioned to a remote working arrangement with limited impact to our operations. However, the potential impact of the virus and the widespread adoption of these precautionary measures have resulted in general deterioration in business, economic, and market conditions that could affect our customers. This unprecedented environment may negatively impact our customers’ liquidity and their ability to make timely payments. This environment may also impact our third-party service providers’ businesses and operations. A prolonged pandemic and delayed recovery could reduce or delay our ability to generate new subscription revenues or transactional revenues. As the impact of COVID-19 is an evolving situation, we continue to evaluate the impact on our business, our customer base and the demand for our products and services.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Amended and Restated Memorandum of Association and Articles of Association of Clarivate Analytics Plc (incorporated by reference to Exhibit 1.1 to Clarivate's Form 20-F, filed on May 17, 2019)
10.1	Amendment No. 1 to the Amended and Restated Shareholders Agreement
31	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following information from our Form 10-Q for the quarterly period ended March 31, 2020, formatted in Inline eXtensible Business Reporting Language: (i) Condensed Consolidated Statement of Comprehensive Income (unaudited), (ii) Condensed Consolidated Balance Sheet (unaudited), (iii) Condensed Consolidated Statement of Changes in Equity (unaudited), (iv) Condensed Consolidated Statement of Cash Flows (unaudited), and (v) the Notes to the Condensed Consolidated Financial Statements (unaudited).

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of London, United Kingdom on May 4, 2020.

CLARIVATE ANALYTICS PLC
By:	/s/ Richard Hanks
Name: Richard Hanks
Title: Chief Financial Officer