Form 10-Q
period 2020-06-30
CLARIVATE Plc
filed 2020-07-30
CIK 1764046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _______
Commission File No. 001-38911

CLARIVATE PLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes ☐    No ☒
The number of ordinary shares of the Company outstanding as of July 28, 2020 was 387,366,886.
DOCUMENTS INCORPORATED BY REFERENCE
None

Cautionary Statement Regarding Forward-looking Statements
This interim report includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements.” These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may,” “will” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this interim report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, anticipated cost savings, results of operations, financial condition, liquidity, prospects, growth, strategies and the markets in which we operate. Such forward-looking statements are based on available current market material and management’s expectations, beliefs and forecasts concerning future events impacting us. Factors that may impact such forward-looking statements include:
•our ability to make, consummate and integrate acquisitions, including the DRG acquisition and our planned combination with CPA Global, and realize any expected benefits or effects of any acquisitions or the timing, final purchase price, costs associated with achieving synergies or integration or consummation of any acquisitions, including the DRG acquisition and the CPA Global combination;

•our ability to compete in the highly competitive markets in which we operate, and potential adverse effects of this competition;

•our ability to maintain revenues if our products and services do not achieve and maintain broad market acceptance, or if we are unable to keep pace with or adapt to rapidly changing technology, evolving industry standards and changing regulatory requirements;

•our ability to achieve all expected benefits from the items reflected in the adjustments included in Standalone Adjusted EBITDA, a non-GAAP measure;

•our ability to achieve operational cost improvements and other anticipated benefits of our merger with Churchill Capital Corp in 2019;

•our dependence on third parties, including public sources, for data, information and other services;

•increased accessibility to free or relatively inexpensive information sources;

•our ability to maintain high annual revenue renewal rates as recurring subscription-based arrangements generate a significant percentage of our revenues;

•any significant disruption in or unauthorized access to our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyber-attacks;

•our reliance on our own and third-party telecommunications, data centers and network systems, as well as the Internet;

•potential adverse tax consequences resulting from the international scope of our operations, corporate structure and financing structure;

•increased risks resulting from our international operations, including from pandemics such as the COVID-19 global public health crisis;

•our ability to comply with various trade restrictions, such as sanctions and export controls, resulting from our international operations;

•our ability to comply with the anti-corruption laws of the United States and various international jurisdictions;

•the United Kingdom’s withdrawal from the EU;

•government and agency demand for our products and services and our ability to comply with government contracting regulations;

•changes in legislation and regulation, which may impact how we provide products and services and how we collect and use information, particularly relating to the use of personal data;

•actions by governments that restrict access to our platform in their countries;

•potential intellectual property infringement claims;

•our ability to operate in a litigious environment;

•our potential need to recognize impairment charges related to goodwill, identified intangible assets and fixed assets;

•our ability to make timely and accurate financial disclosure and maintain effective systems of internal controls;

•our substantial indebtedness, which could adversely affect our financial condition, limit our ability to raise additional capital to fund our operations and prevent us from fulfilling our obligations under our indebtedness; and

•other factors beyond our control, including the impact from COVID-19.

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

Note on Defined Terms and Presentation

We employ a number of defined terms in this interim report for clarity and ease of reference, which we have capitalized so that you may recognize them as such. Generally, we explain a defined term the first time it is used. As used throughout this interim report, unless otherwise indicated or the context otherwise requires, the terms “Clarivate,” the “Company,” “our,” “us” and “we” refer to Clarivate Plc and its consolidated subsidiaries; “Baring” refers to the affiliated funds of Baring Private Equity Asia Pte Ltd that from time to time hold our ordinary shares; and “Onex” refers to the affiliates of Onex Partners Advisor LP that from time to time hold our ordinary shares.

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

Foreign Private Issuer Status and Financial Presentation

We currently qualify as a foreign private issuer (“FPI”) under the rules of the SEC. We anticipate that we will no longer retain FPI status after December 31, 2020. However, even though we qualify as an FPI, we report our financial results in accordance with U.S. generally accepted accounting principles (“GAAP”) and, we have elected to file our periodic and current reports on Forms 10-K, 10-Q and 8-K.

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

PART I. Financial Information

Item 1. Financial Statements and Supplementary Data
CLARIVATE PLC
Interim Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$608,522	$76,130
Restricted cash	2,010	9
Accounts receivable, net of allowance for doubtful accounts of $11,074 and $16,511 at June 30, 2020 and December 31, 2019, respectively	279,160	333,858
Prepaid expenses	51,440	40,710
Other current assets	18,960	11,750
Assets held for sale	—	30,619
Total current assets	960,092	493,076
Computer hardware and other property, net	24,324	18,042
Other intangible assets, net	2,261,549	1,828,640
Goodwill	1,824,258	1,328,045
Other non-current assets	22,178	18,632
Deferred income taxes	17,161	19,488
Operating lease right-of-use assets	100,622	85,448
Total Assets	$5,210,184	$3,791,371

Liabilities and Shareholders’ equity
Current liabilities:
Accounts payable	$22,068	$26,458
Accrued expenses and other current liabilities	228,474	159,217
Current portion of deferred revenues	424,187	407,325
Current portion of operating lease liabilities	24,067	22,130
Current portion of long-term debt	12,600	9,000
Liabilities held for sale	—	26,868
Total current liabilities	711,396	650,998
Long-term debt	1,913,214	1,628,611
Non-current portion of deferred revenues	19,116	19,723
Other non-current liabilities	16,959	18,891
Deferred income taxes	86,247	48,547
Operating lease liabilities	80,663	64,189
Total liabilities	2,827,595	2,430,959
Commitments and contingencies
Shareholders’ equity:
Ordinary Shares, no par value; unlimited shares authorized at June 30, 2020 and December 31, 2019; 387,335,119 and 306,874,115 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively;	3,326,267	2,208,529
Accumulated other comprehensive loss	(15,629)	(4,879)
Accumulated deficit	(928,049)	(843,238)
Total shareholders’ equity	2,382,589	1,360,412
Total Liabilities and Shareholders’ equity	$5,210,184	$3,791,371

The accompanying notes are an integral part of these Interim Condensed Consolidated Financial Statements.

CLARIVATE PLC
Interim Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,
	2020	2019
Revenues, net	$273,500	$242,309

Operating costs and expenses:
Cost of revenues, excluding depreciation and amortization	(90,859)	(87,629)
Selling, general and administrative costs, excluding depreciation and amortization	(88,482)	(92,453)
Share-based compensation expense	(6,856)	(33,932)
Depreciation	(2,904)	(2,131)
Amortization	(53,241)	(40,932)
Transaction expenses	(8,527)	(23,158)
Transition, integration and other related expenses	(1,320)	(5,262)
Restructuring and impairment	(15,846)	—
Other operating income, net	8,781	6,607
Total operating expenses	(259,254)	(278,890)
Income (loss) from operations	14,246	(36,581)
Interest expense, net	(21,122)	(37,468)
Loss before income tax	(6,876)	(74,049)
Benefit (provision) for income taxes	5,385	(3,712)
Net loss	$(1,491)	$(77,761)
Per Share
Basic and diluted	$0.00	$(0.29)
Weighted-average shares outstanding
Basic and diluted	375,877,260	264,762,720

The accompanying notes are an integral part of these Interim Condensed Consolidated Financial Statements.

CLARIVATE PLC
Interim Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share data)

	Six Months Ended June 30,
	2020	2019
Revenues, net	$514,092	$476,334

Operating costs and expenses:
Cost of revenues, excluding depreciation and amortization	(173,258)	(176,896)
Selling, general and administrative costs, excluding depreciation and amortization	(175,430)	(184,749)
Share-based compensation expense	(24,325)	(37,108)
Depreciation	(5,233)	(4,182)
Amortization	(102,353)	(97,038)
Transaction expenses	(35,216)	(33,428)
Transition, integration and other related expenses	(3,552)	(6,423)
Restructuring and impairment	(23,600)	—
Other operating income, net	14,813	990
Total operating expenses	(528,154)	(538,834)
Loss from operations	(14,062)	(62,500)
Interest expense, net	(52,062)	(70,569)
Loss before income tax	(66,124)	(133,069)
Provision for income taxes	(9,368)	(3,952)
Net loss	$(75,492)	$(137,021)
Per Share:
Basic and diluted	$(0.21)	$(0.57)
Weighted-average shares outstanding
Basic and diluted	359,503,556	241,275,061

The accompanying notes are an integral part of these Interim Condensed Consolidated Financial Statements.

CLARIVATE PLC
Interim Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In thousands)

	Three Months Ended June 30,
	2020	2019
Net loss	$(1,491)	$(77,761)
Other comprehensive loss, net of tax:
Interest rate swaps	(254)	(3,845)
Actuarial gain (loss)	25	(8)
Foreign currency translation adjustments	(2,051)	(8)
Total other comprehensive loss, net of tax	(2,280)	(3,861)
Comprehensive loss	$(3,771)	$(81,622)

	Six Months Ended June 30,
	2020	2019
Net loss	$(75,492)	$(137,021)
Other comprehensive loss, net of tax:
Interest rate swaps	(3,144)	(5,791)
Actuarial loss	(42)	(8)
Foreign currency translation adjustments	(7,564)	(1,832)
Total other comprehensive loss, net of tax	(10,750)	(7,631)
Comprehensive loss	$(86,242)	$(144,652)

The accompanying notes are an integral part of these Interim Condensed Consolidated Financial Statements.

CLARIVATE PLC
Interim Condensed Consolidated Statement of Changes in Equity (Unaudited)
(In thousands, except share data)

	Ordinary Shares		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2018, as originally reported	1,646,223	$1,677,510	$5,358	$(632,261)	$1,050,607
Conversion of units of share capital	215,880,202	—	—	—	—
Balance at December 31, 2018, as recasted	217,526,425	1,677,510	5,358	(632,261)	1,050,607
Issuance of ordinary shares, net	2	—	—	—	—
Share-based award activity	—	3,176	—	—	3,176
Net loss	—	—	—	(59,260)	(59,260)
Comprehensive loss	—	—	(3,770)	—	(3,770)
Balance at March 31, 2019	217,526,427	1,680,686	1,588	(691,521)	990,753
Tax Receivable Agreement	—	(264,600)	—	—	(264,600)
Issuance of common stock, net	(7,929)	137	—	—	137
Merger recapitalization	87,749,999	678,054	—	—	678,054
Share-based award activity	—	33,932	—	—	33,932
Net loss	—	—	—	(77,761)	(77,761)
Comprehensive loss	—	—	(3,861)	—	(3,861)
Balance at June 30, 2019	305,268,497	$2,128,209	$(2,273)	$(769,282)	$1,356,654

Balance at December 31, 2019	306,874,115	$2,208,529	$(4,879)	$(843,238)	$1,360,412
Adjustment to opening Accumulated deficit related to adoption of ASC Topic 326	—	—	—	(9,319)	(9,319)
Exercise of public warrants	28,880,098	277,526	—	—	277,526
Exercise of stock options	3,715,455	1,182	—	—	1,182
Vesting of restricted stock units	169,842	—	—	—	—
Shares returned to the Company for net share settlements	(2,301,458)	(10,302)	—	—	(10,302)
Issuance of ordinary shares, net	27,600,000	539,714	—	—	539,714
Share-based award activity	—	16,384	—	—	16,384
Net loss	—	—	—	(74,001)	(74,001)
Comprehensive loss	—	—	(8,470)	—	(8,470)
Balance at March 31, 2020	364,938,052	3,033,033	(13,349)	(926,558)	2,093,126
Exercise of stock options	3,723,332	—	—	—	—
Vesting of restricted stock units	2,528	—	—	—	—
Shares returned to the Company for net share settlements	(2,311,293)	(15,118)	—	—	(15,118)
Issuance of ordinary shares, net	20,982,500	304,030	—	—	304,030
Share-based award activity	—	4,322	—	—	4,322
Net loss	—	—	—	(1,491)	(1,491)
Comprehensive loss	—	—	(2,280)	—	(2,280)
Balance at June 30, 2020	387,335,119	$3,326,267	$(15,629)	$(928,049)	$2,382,589

The accompanying notes are an integral part of these Interim Condensed Consolidated Financial Statements.

CLARIVATE PLC
Interim Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(75,492)	$(137,021)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	107,586	101,220
Allowance for doubtful accounts and credit losses	787	2,478
Gain on sale of line of business	(395)	—
Deferred income tax benefit	(6,641)	(4,603)
Share-based compensation	20,824	37,108
Restructuring and impairment	4,771	—
Deferred finance charges	2,072	13,144
Other operating activities	(8,568)	(1,492)
Changes in operating assets and liabilities:
Accounts receivable	93,036	57,607
Prepaid expenses	(6,693)	(7,125)
Other assets	58,218	3,919
Accounts payable	(5,851)	(8,018)
Accrued expenses and other current liabilities	(15,379)	(28,827)
Deferred revenue	(6,073)	19,404
Operating lease right of use assets	4,698	6,297
Operating lease liabilities	(5,439)	(6,434)
Other liabilities	(53,899)	(4,770)
Net cash provided by operating activities	107,562	42,887

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(52,651)	(24,871)
Acquisition, net of cash acquired	(885,323)	—
Proceeds from sale of product line, net of restricted cash	3,751	—
Acquisition of intangible assets	(5,982)	—
Net cash used in investing activities	(940,205)	(24,871)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of principal on long-term debt	(6,300)	(637,672)
Repayment of revolving credit facility	(65,000)	(50,000)
Proceeds of revolving credit facility	—	5,000
Proceeds from reverse recapitalization	—	682,087
Contingent purchase price payment	(4,115)	—
Payment of debt issuance costs	(5,267)	—
Proceeds from issuance of debt	360,000	—
Proceeds from issuance of ordinary shares	843,766	—
Proceeds from warrant exercises	277,526	—
Proceeds from stock options exercised	1,182	137
Payments related to tax withholding for stock-based compensation	(25,538)	—
Net cash provided by (used in) financing activities	1,376,254	(448)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(9,218)	(80)
Net increase in cash and cash equivalents, and restricted cash	534,393	17,488

Beginning of period:
Cash and cash equivalents	76,130	25,575
Restricted cash	9	9

CLARIVATE PLC
Interim Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2020	2019
Total cash and cash equivalents, and restricted cash, beginning of period	76,139	25,584
Cash and cash equivalents, and restricted cash, end of period	610,532	43,072

Cash and cash equivalents	608,522	43,063
Restricted cash	2,010	9
Total cash and cash equivalents, and restricted cash, end of period	$610,532	$43,072

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$42,187	$57,551
Cash paid for income tax	$8,028	$14,573
Capital expenditures included in accounts payable	$1,819	$7,697
Tax receivable agreement included in liabilities	$—	$264,600
Assets received as reverse recapitalization capital	$—	$1,877
Liabilities assumed as reduction of reverse recapitalization capital	$—	$5,910

The accompanying notes are an integral part of these Interim Condensed Consolidated Financial Statements.

CLARIVATE PLC
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share data)

Note 1: Background and Nature of Operations
Clarivate Plc (“Clarivate,” “us,” “we,” “our,” or the “Company”), a public limited company organized under the laws of Jersey, Channel Islands. We were initially registered on January 7, 2019, and at our 2020 annual general meeting, our shareholders approved a change of our corporate name from “Clarivate Analytics Plc” to “Clarivate Plc”. Pursuant to the definitive agreement entered into to effect a merger between Camelot Holdings (Jersey) Limited ("Jersey") and Churchill Capital Corp, a Delaware corporation, ("Churchill") (the “2019 Transaction”), the Company was formed for the purposes of completing the 2019 Transaction and related transitions and carrying on the business of Jersey, and its subsidiaries.
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

In February 2020, the Company consummated a public offering of 27,600,000 ordinary shares at $20.25 per share. After this offering, Onex Corporation and Baring Private Equity Asia Limited ("BPEA") continued to beneficially own approximately 38.3% of the Company’s ordinary shares, down from approximately 70.8% of the ordinary shares beneficially owned by Onex and BPEA immediately after the closing of our merger with Churchill Capital Corp in 2019.
In June 2020, the Company consummated a public offering of 50,400,000 of our ordinary shares at a share price of $22.50 per share. Of the 50,400,000 ordinary shares, 14,000,000 were ordinary shares offered by Clarivate and 36,400,000 were ordinary shares offered by selling shareholders. The Company received approximately $304,030 in net proceeds from the sale of its ordinary shares, after deducting underwriting discounts and estimated offering expenses payable. We intend to use the net proceeds of the offering received by us for general corporate purposes.

CLARIVATE PLC
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share data)
The Company did not receive any proceeds from the sale of ordinary shares by the selling shareholders. After the offering, Onex and Baring continued to own approximately 18.4% and 7.2%, respectively, of the Company's ordinary shares, down from 38.3% owned subsequent to the February 2020 offering.
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

Note 2: Basis of Presentation
The accompanying unaudited Interim Condensed Consolidated Financial Statements were prepared in conformity with U.S. GAAP. The Interim Condensed Consolidated Financial Statements do not include all of the information or notes necessary for a complete presentation in accordance with U.S. GAAP. Accordingly, these Interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s annual financial statements as of and for the year ended December 31, 2019. The results of operations for the three and six months ended June 30, 2020 and 2019 are not necessarily indicative of the operating results for the full year.
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

CLARIVATE PLC
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share data)
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
In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, which provides targeted improvements or clarification and correction to the ASU 2016-01 Financial Instruments Overall, ASU 2016-13 Financial Instruments Credit Losses, and ASU 2017-12 Derivatives and Hedging accounting standards updates that were previously issued. The guidance is effective upon adoption of the related standards. The company prospectively adopted the standard on January 1, 2020. This standard did not have a material impact on the Company’s Interim Condensed Consolidated Financial Statements.

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
Pursuant to the Merger Agreement, the aggregate stock consideration issued by the Company in the 2019 Transaction was $3,052,500, consisting of 305,250,000 newly issued ordinary shares of the Company valued at $10.00 per share, subject to certain adjustments described below. Of the $3,052,500, the shareholders of Jersey prior to the closing of the 2019 Transaction (the “Company Owners”) received $2,175,000 in the form of 217,500,000 newly issued ordinary shares of the Company. In addition, of the $3,052,500, Churchill public shareholders received $690,000 in the form of 68,999,999 newly issued ordinary shares of the Company. In addition, Churchill Sponsor LLC (the “sponsor”) received $187,500 in the form of 17,250,000 ordinary shares of the Company issued to the

CLARIVATE PLC
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share data)
sponsor, and 1,500,000 additional ordinary shares of the Company were issued to certain investors. See Note 15 — "Shareholders' Equity" for further information.
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

The aggregate consideration paid in connection with the closing of the DRG acquisition was $964,997, comprised of $900,000 of base cash plus $6,100 of adjusted closing cash paid on the closing date and up to 2,895,638 of the Company's ordinary shares to be issued to PEL following the one-year anniversary of closing. The contingent stock consideration was valued at $58,897 on the closing date and will be revalued at each period end. For the three and six months ended June 30, 2020, the fair value of the contingent stock consideration increased by $4,575 and $5,763, respectively, which was recorded to Transaction expenses in the Interim Condensed Consolidated Statement of Operations. The corresponding liability increased to $64,660 as of June 30, 2020 which was recorded to Accrued expenses and other current liabilities in the Interim Condensed Consolidated Balance Sheet. See Note 19 — "Commitments and Contingencies” for more information. The DRG acquisition was accounted for using the acquisition method of accounting. The excess of the purchase price over the net tangible and intangible assets is recorded to Goodwill and primarily reflects the assembled workforce and expected synergies. Goodwill is not deductible for tax purposes. Total transaction costs incurred in connection with the acquisition of DRG were $5,702 and $25,465 for the three and six months ended June 30, 2020, respectively.

The amount of Revenues, net and Net loss resulting from the acquisition that are attributable to the Company's stockholders and included in the Condensed Consolidated Statements of Operations and Comprehensive Loss were as follows:

Three months ended June 30, 2020
Revenues, net (1)	$46,663
Net loss attributable to the Company's stockholders	(8,911)
(1) Includes $3,271 of a deferred revenue haircut recognized during the three months ended June 30, 2020.

Six months ended June 30, 2020
Revenues, net (1)	$63,707
Net loss attributable to the Company's stockholders	(9,518)
(1) Includes $4,805 of a deferred revenue haircut recognized during the six months ended June 30, 2020.

CLARIVATE PLC
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share data)
The purchase price allocation for this acquisition as of the close date of February 28, 2020 is preliminary and may change upon completion of the determination of the fair value of assets acquired and liabilities assumed. The following table summarizes the preliminary purchase price allocation for this acquisition:

Total
Accounts receivable	$52,193
Prepaid expenses	4,295
Other current assets	68,001
Computer hardware and other property	4,302
Other intangible assets(1)	491,366
Other non-current assets	2,960
Operating lease right-of-use assets	25,099
Total assets	$648,216
Accounts payable	3,474
Accrued expenses and other current liabilities	35,812
Current portion of deferred revenue	35,126
Current portion of operating lease liabilities	5,188
Deferred income taxes	47,467
Non-current portion of deferred revenue	628
Other non-current liabilities	52,908
Operating lease liabilities	20,341
Total liabilities	200,944
Fair value of acquired identifiable assets and liabilities	$447,272
(1)Includes $3,966 of internally developed software in progress acquired.
Purchase price, net of cash(2)	944,220
Less: Fair value of acquired identifiable assets and liabilities	447,272
Goodwill	$496,948
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
During the three and six months ended June 30, 2020, there were additional purchase accounting adjustments of $2,100 related to a reduction in the valuation of assumed lease liabilities and a corresponding reduction in goodwill.
Unaudited pro forma information for the Company for the periods presented as if the acquisition had occurred January 1, 2019 is as follows:

CLARIVATE PLC
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended June 30,
	2020	2019
Pro forma revenues, net	$276,771	$286,137
Pro forma net income (loss) attributable to the Company's stockholders	1,925	(91,455)

	Six Months Ended June 30,
	2020	2019
Pro forma revenues, net	$542,112	$553,937
Pro forma net loss attributable to the Company's stockholders	(62,512)	(191,956)
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
The unaudited pro forma results include certain pro forma adjustments to revenue and net loss that were directly attributable to the acquisition, assuming the acquisition had occurred on January 1, 2019, including the following: (i) additional amortization expense that would have been recognized relating to the acquired intangible assets, (ii) adjustments to interest expense to reflect the removal of DRG debt and the additional Company borrowings in conjunction with the acquisition, (iii) acquisition-related transaction costs and other one-time non-recurring costs which reduced expenses by $1,261 and $26,187 for the three and six months ended June 30, 2020 and increased expenses by $1,261 and $26,626 for the three and six months ended June 30, 2019.

Note 5: Divested Operations
On November 3, 2019, the Company entered into an agreement with OpSec Security for the sale of certain assets and liabilities of its MarkMonitor Product Line within its IP Group. The divestiture closed on January 1, 2020 for a total purchase price of $3,751. An impairment charge of $18,431 was recognized in the Statement of Operations during the fourth quarter 2019 to write down the Assets and Liabilities of the disposal group to fair value. Of the total impairment charge, $17,967 related to the write down of intangible assets and $468 to the write down of goodwill. There was an immaterial loss on the divestiture recorded to Other operating income, net during the six months ended June 30, 2020. The Company used the proceeds for general business purposes.
The divestiture does not represent a strategic shift and did not have a major effect on the Company’s operations or financial results, as defined by ASC 205-20, Discontinued Operations; as a result, the divestitures did not meet the criteria to be classified as discontinued operations.

Note 6: Accounts Receivable
Our accounts receivable balance consists of the following as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
Accounts receivable	$290,234	$350,369
Less: Accounts receivable allowance	(11,074)	(16,511)
Accounts receivable, net	$279,160	$333,858

The Company estimates credit losses for trade receivables by aggregating similar customer types together, because they tend to share similar credit risk characteristics, taking into consideration the number of days the receivable is past due. Provision rates for the allowance for doubtful accounts are based upon the historical loss method by

CLARIVATE PLC
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share data)
evaluating factors such as the length of time receivables that are past due and historical collection experience. Additionally, provision rates are based upon current and future economic and competitive environment factors that could impact the collectability of the receivable. Trade and other receivables are written off when there is no reasonable expectation of recovery. Indicators that there is no reasonable expectation of recovery include past due status greater than 360 days or bankruptcy of the debtor. The activity in our accounts receivable allowance consists of the following:

Balance as of March 31, 2020	$15,072
Write-offs	(4,896)
Additional provisions	787
Exchange differences	111
Balance as of June 30, 2020	$11,074

Balance as of December 31, 2019	$16,511
Opening balance sheet adjustment related to ASU 2016 -13 adoption	10,097
Write-offs	(15,939)
Additional provisions	787
Exchange differences	(382)
Balance as of June 30, 2020	$11,074
The potential for credit losses is mitigated because customer creditworthiness is evaluated before credit is extended.
The Company recorded write-offs against the reserve of $4,896, $15,939, and $2,321 for the three and six months ended June 30, 2020, and the year ended 2019, respectively.
We are monitoring the impacts from the COVID-19 pandemic on our customers and various counterparties. During the three and six months ended  June 30, 2020, the Company’s allowance for doubtful accounts and credit losses considered additional risk related to the pandemic. However, this risk to-date was not material.

Note 7: Leases

In the three months ended June 30, 2020, the Company entered into an agreement to sublease an operating lease right of use asset. The Company recognized $709 and $709 of sublease income in the three and six months ended June 30, 2020, respectively, within Other operating income, net.
The Company evaluates long-lived assets for indicators of impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company considers a triggering event to have occurred upon exiting a facility if the expected undiscounted cash flows for the sublease period are less than the carrying value of the assets group. An impairment charge is recorded in the excess of each operating lease right-of-use asset's carrying amount over its estimated fair value. As a result, the Company recorded a $4,771 non-cash impairment charge to the Restructuring and impairment line item in the Interim Condensed Consolidated Statement of Operations based on the estimate of future recoverable cash flows. As part of the impairment charge, the carrying value of the Operating lease right of use asset was reduced by $4,771. Please refer to Note 21 for further details.

CLARIVATE PLC
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share data)
Note 8: Computer Hardware and Other Property, net
Computer hardware and other property, net consisted of the following:

	June 30, 2020	December 31, 2019
Computer hardware	$27,928	$24,620
Leasehold improvements	16,889	12,496
Furniture, fixtures and equipment	7,422	4,412
Total computer hardware and other property	52,239	41,528
Accumulated depreciation	(27,915)	(23,486)
Total computer hardware and other property, net	$24,324	$18,042

Depreciation expense amounted to $2,904 and $2,131 for the three months ended June 30, 2020 and 2019, respectively, and $5,233 and $4,182 for the six months ended June 30, 2020 and 2019, respectively.

Note 9: Other Intangible Assets, net and Goodwill
Other Intangible Assets, net
The following tables summarize the gross carrying amounts and accumulated amortization of the Company’s identifiable intangible assets by major class:

	June 30, 2020			December 31, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Finite-lived intangible assets
Customer relationships	$657,935	$(190,765)	$467,170	$280,493	$(180,571)	$99,922
Databases and content	1,811,209	(399,675)	1,411,534	1,755,323	(342,385)	1,412,938
Computer software	346,122	(164,996)	181,126	285,701	(135,919)	149,782
Trade names	6,770	(492)	6,278	1,570	—	1,570
Backlog	33,432	(2,457)	30,975	—	—	—
Finite-lived intangible assets	2,855,468	(758,385)	2,097,083	2,323,087	(658,875)	1,664,212
Indefinite-lived intangible assets
Trade names	164,466	—	164,466	164,428	—	164,428
Total intangible assets	$3,019,934	$(758,385)	$2,261,549	$2,487,515	$(658,875)	$1,828,640

Amortization expense amounted to $53,241 and $40,932 for the three months ended June 30, 2020, and 2019, respectively, and $102,353 and $97,038 for the six months ended June 30, 2020 and 2019, respectively.
In June 2020, the Company acquired the assets of CustomersFirst Now for a purchase price of $6,446, which was accounted for as an asset acquisition. As a result, the Company's identifiable intangible assets increased by $6,446, which consisted of $5,446 of databases and content and $1,000 of computer software. The databases and process methodology and the computer software have a remaining weighted average amortization period of 5.0 years and 3.0 years, respectively. The total remaining weighted average amortization period is 4.7 years.

Goodwill
The following table summarizes changes in the carrying amount of goodwill for the six months ended June 30, 2020:

CLARIVATE PLC
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share data)

Balance as of December 31, 2019	$1,328,045
Acquisitions	496,948
Changes due to foreign currency fluctuations	(735)
Balance as of June 30, 2020	$1,824,258

Note 10: Derivative Instruments
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
In April 2019, the Company entered into interest rate swap arrangements with counterparties to reduce its exposure to variability in cash flows relating to interest payments on $50,000 of its term loans, effective April 30, 2021. Additionally, in May 2019, the Company entered into additional interest rate swap arrangements with counterparties to reduce its exposure to variability in cash flows relating to interest payments on $100,000 of its term loan, effective March 2021. Both of these derivatives have notional amounts that amortize downward, and both have a maturity of September 2023. The Company will apply hedge accounting by designating the interest rate swaps as a hedge in applicable future quarterly interest payments. Changes in the fair value are recorded in Accumulated other comprehensive loss ("AOCI") and the amounts reclassified out of AOCI are recorded to Interest expense, net. The fair value of the interest rate swaps is recorded in Other non-current assets or liabilities according to the duration of related cash flows. The total fair value of the interest rate swaps was a liability of $8,182 as of June 30, 2020 and a liability of $2,778 as of December 31, 2019.
In March 2020, the Company amended all of its interest rate derivatives to reduce the 1% LIBOR floor to a 0% LIBOR floor. For the current derivatives, all other terms and conditions remain unchanged. For the six months ended June 30, 2020, the Company collected $1,737 for the amendments of these derivatives. For the two forward starting swaps, an adjustment was made to reduce the weighted average fixed rate from 2.183% at December 31, 2019 to 1.695% at the amendment date.
For the three months ended March 31, 2020, the Company had a period of ineffectiveness related to the cash flow hedges. The ineffectiveness was due to a drop in LIBOR rates below the LIBOR floor defined per the credit facilities, which were amended on March 31, 2020 resulting in a highly effective hedge. As a result of the ineffectiveness, the Company recognized a loss of $0 and $979 for the three and six months ended June 30, 2020, respectively, which was recorded to Interest expense, net on the Statement of Operations. As of June 30, 2020, there was no hedge ineffectiveness associated with the Company’s interest rate swaps.
See Note 11 — "Fair Value Measurements" for additional information on derivative instruments.
The following table summarizes the changes in AOCI (net of tax) related to cash flow hedges for the three and six months ended June 30, 2020:

AOCI balance at December 31, 2019	$(2,778)
Derivative losses recognized in Other comprehensive loss	(3,160)
Amount reclassified out of Other comprehensive loss to Net loss	270
AOCI balance at March 31, 2020	$(5,668)
Derivative losses recognized in Other comprehensive loss	$(1,109)
Amount reclassified out of Other comprehensive loss to Net loss	855
AOCI Balance at June 30, 2020	$(5,922)

CLARIVATE PLC
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share data)
The following table summarizes the changes in AOCI (net of tax) related to cash flow hedges for the three and six months ended June 30, 2019:

AOCI balance at December 31, 2018	$3,644
Derivative losses recognized in Other comprehensive loss	(2,376)
Amount reclassified out of Other comprehensive loss to Net loss	430
AOCI balance at March 31, 2019	$1,698
Derivative losses recognized in Other comprehensive loss	$(4,247)
Amount reclassified out of Other comprehensive loss to Net loss	402
AOCI Balance at June 30, 2019	$(2,147)

Note 11: Fair Value Measurements
The Company records certain assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A three-level fair value hierarchy that prioritizes the inputs used to measure fair value is described below. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:
•Level 1 — Quoted prices in active markets for identical assets or liabilities.
•Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
•Level 3 — Unobservable inputs that are supported by little or no market activity. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
Below is a summary of the valuation techniques used in determining fair value:
Derivatives - Derivatives consist of interest rate swaps. The fair value of the interest rate swaps is the estimated amount that the Company would receive or pay to terminate such agreements, taking into account market interest rates and the remaining time to maturities or using market inputs with mid-market pricing as a practical expedient for bid-ask spread. See Note 10 — "Derivative Instruments" for additional information.
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
In accordance with ASC 805, we estimated the fair value of the earn outs using a Monte Carlo simulation for the year ended December 31, 2018. The amount of the earn outs approximate fair value due to the short term nature of

CLARIVATE PLC
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share data)
their remaining payments as of June 30, 2020 and December 31, 2019. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. As of June 30, 2020, the Company increased the earn out liabilities related to Publons based on current period performance and paid the remaining earn out liabilities related to TrademarkVision. These acquisitions occurred in 2017 and 2018, respectively. The amount payable is contingent upon the achievement of certain company specific milestones and performance metrics including number of cumulative users, cumulative reviews and annual revenue over a 1-year and 3-year period. Changes in the earn out are recorded to Transaction expenses in the Interim Condensed Consolidated Statement of Operations. There were no transfers of assets or liabilities between levels during the periods ended June 30, 2020 and December 31, 2019. The earn out liability is recorded in Accrued expenses and other current liabilities and Other non-current liabilities and is classified as Level 3 in the fair value hierarchy.
As of June 30, 2020, the Company maintains a contingent stock liability based on observable market data relating to the DRG acquisition that occurred on February 28, 2020. Changes in the contingent stock liability are recorded to Transaction expenses in the Interim Condensed Consolidated Statement of Operations. There were no transfers of assets or liabilities between levels during the periods ended June 30, 2020 and December 31, 2019. The contingent stock liability is recorded in Accrued expenses and other current liability and is classified as Level 2 in the fair value hierarchy. The amount is payable on the one year anniversary of the acquisition date and is contingent upon any indemnity losses or claims for indemnity losses as defined in the purchase agreement. This fair value measurement is based on observable market data and other indirect observable market inputs and thus represents a Level 2 measurement as defined in ASC 820.

The following table presents the changes in the earn out, the only Level 3 item, for the three and six months ended June 30, 2020:
Balance as of December 31, 2019	$11,100
Payment of earn out liability (1)	(8,000)
Revaluations included in earnings	380
Balance as of March 31, 2020	3,480
Payment of earn out liability	—
Revaluations included in earnings	130
Balance as of June 30, 2020	$3,610

The following table presents the changes in the earn out, the only Level 3 item, for the three and six months ended June 30, 2019:
Balance as of December 31, 2018	$7,075
Payment of earn out liability	—
Revaluations included in earnings	—
Balance as of March 31, 2019	7,075
Payment of earn out liability	—
Revaluations included in earnings	469
Balance as of June 30, 2019	$7,544
(1) See Note 19 - “Commitments and Contingencies” for further details

The following table provides a summary of the Company's assets and liabilities that were recognized at fair value on a recurring basis as at June 30, 2020 and December 31, 2019:

CLARIVATE PLC
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share data)

	Level 1	Level 2	Level 3	Total Fair Value
June 30, 2020
Liabilities
Interest rate swap liability	$—	$8,182	$—	$8,182
Earn out liability	—	—	3,610	3,610
Contingent stock liability	—	64,660	$—	64,660
Total	$—	$72,842	$3,610	$76,452

	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2019
Liabilities
Interest rate swap liability	$—	$2,778	$—	$2,778
Earn out liability	—	—	11,100	11,100
Total	$—	$2,778	$11,100	$13,878
Non-Financial Assets Valued on a Non-Recurring Basis
The Company’s long-lived assets, including goodwill, indefinite-lived intangibles and finite-lived intangible assets subject to amortization, are measured at fair value on a non-recurring basis. These assets are measured at cost but are written-down to fair value, if necessary, as a result of impairment.
Finite-lived Intangible Assets - If a triggering event occurs, the Company compares the carrying value to the undiscounted cash flows associated with the assets or asset group to determine if the cash flows are recoverable. If the undiscounted cash flows are not recoverable, the Company determines the estimated fair value of finite-lived intangible assets by determining the present value of the expected cash flows and compares that amount to the carrying value of the assets or asset group. If the carrying amount exceeds the estimated fair value, an impairment loss is recognized in an amount equal to the excess.

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

CLARIVATE PLC
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share data)
and the Company is not required to perform further testing. If the fair value of the reporting unit is less than the carrying value, the Company will recognize the difference as an impairment charge.

Note 12: Pension and Other Post-Retirement Benefits
The components of net periodic benefit cost recognized in other comprehensive loss were as follows:

	Three Months Ended June 30,
	2020	2019
Service cost	$226	$220
Interest cost	79	80
Expected return on plan assets	(40)	(40)
Amortization of actuarial gains	14	(20)
Net periodic benefit cost	$279	$240

	Six Months Ended June 30,
	2020	2019
Service cost	$444	$441
Interest cost	157	158
Expected return on plan assets	(79)	(80)
Amortization of actuarial gains	(52)	(38)
Net periodic benefit cost	$470	$481
Interest cost and expected return on plan assets are recorded in Interest expense, net on the accompanying Interim Condensed Consolidated Statements of Operations.

Note 13: Debt
The following is a summary of the Company’s debt:

		June 30, 2020		December 31, 2019
Type	Maturity	Interest Rate	Carrying Value	Interest Rate	Carrying Value
Senior secured notes	2026	4.500%	700,000	4.500%	700,000
Term loan facility	2026	3.178%	1,253,700	5.049%	900,000
Revolving credit facility	2024	—%	—	5.049%	65,000
Total debt outstanding			1,953,700		1,665,000
Deferred financing charges			(25,824)		(25,205)
Term loan facility, discount			(2,062)		(2,184)
Short-term debt, including current portion of long-term debt			(12,600)		(9,000)
Long-term debt, net of current portion and deferred financing charges			$1,913,214		$1,628,611
In connection with the DRG acquisition, the Company incurred an incremental $360,000 of borrowings under our term loan facility and used the net proceeds from such borrowings to fund a portion of the DRG acquisition and to pay related fees and expenses. The additional term loan borrowings are covered by the same terms and covenant requirements of the existing term loan facility as described in the annual report on form 10-K as of December 31, 2019.

CLARIVATE PLC
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share data)
In addition, the Company secured the backstop of a $950,000 fully committed bridge facility in connection with the DRG acquisition. However, the Company obtained all required financing with proceeds from the additional term loan borrowings and through a primary equity offering in February 2020. As such, the bridge facility remained undrawn through its expiration on closing of the acquisition.
During the six months ended June 30, 2020, the Company paid down $65,000 on the revolving credit facility. The revolving credit facility has remained undrawn in the period subsequent to the pay down. The revolving credit facility is subject to a commitment fee of 0.50% per annum.
With respect to the credit facilities, the Company may be subject to certain negative covenants, including compliance with total first lien net leverage ratio, if certain conditions are met. These conditions were not met and the Company was not required to test compliance with these covenants as of June 30, 2020.
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
As of June 30, 2020, letters of credit totaling $4,937 were collateralized by the revolving credit facility. Notwithstanding the revolving credit facility, as of June 30, 2020, the Company had an unsecured corporate guarantee outstanding for $9,646 and cash collateralized letters of credit totaling $37, all of which were not collateralized by the revolving credit facility. The Company’s cash from operations is expected to meet repayment needs on outstanding borrowings for a period of 12 months after the financial statement issuance date.
The carrying value of the Company’s variable interest rate debt, excluding unamortized debt issuance costs, approximates fair value due to the short-term nature of the interest rate bench mark rates. The fair value of the fixed rate debt is estimated based on market observable data for debt with similar prepayment features. The fair value of the Company’s debt was $1,915,906 and $1,692,750 at June 30, 2020 and December 31, 2019, respectively. The debt is considered a Level 2 liability under the fair value hierarchy.

Note 14: Revenue
The tables below show the Company's disaggregated revenues for the periods presented:

	Three Months Ended June 30,
	2020	2019
Subscription revenues	$216,569	$202,747
Transactional revenues	60,363	39,693
Total revenues, gross	276,932	242,440
Deferred revenues adjustment(1)	(3,432)	(131)
Total revenues, net	$273,500	$242,309
(1) Reflects the deferred revenues adjustment as a result of purchase accounting.
	Six Months Ended June 30,
	2020	2019
Subscription revenues	$409,804	$395,239
Transactional revenues	109,602	81,390
Total revenues, gross	519,406	476,629
Deferred revenues adjustment(1)	(5,314)	(295)
Total revenues, net	$514,092	$476,334
(1) Reflects the deferred revenues adjustment as a result of purchase accounting.

CLARIVATE PLC
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share data)

Contract Balances

	Accounts receivable, net	Current portion of deferred revenues	Non-current portion of deferred revenues
Opening (1/1/2020)	$333,858	$407,325	$19,723
Closing (6/30/2020)	279,160	424,187	19,116
(Increase)/decrease	$54,698	$(16,862)	$607

Opening (1/1/2019)	$331,295	$391,102	$17,112
Closing (6/30/2019)	270,584	404,753	22,236
(Increase)/decrease	$60,711	$(13,651)	$(5,124)
The amount of revenue recognized in the period that were included in the opening deferred revenues current and long-term balances were $181,146. This revenue consists primarily of subscription revenue.
Transaction Price Allocated to the Remaining Performance Obligation
As of June 30, 2020, approximately $63,653 of revenue is expected to be recognized in the future from remaining performance obligations, excluding contracts with durations of one year or less. The Company expects to recognize revenue on approximately 65.0% of these performance obligations over the next 12 months. Of the remaining 35.0%, 20.1% is expected to be recognized within the following year, with the final 14.9% expected to be recognized within years 3 to 10.

Note 15: Shareholders’ Equity
Pre-2019 Transaction
In March 2017, the Company formed the Management Incentive Plan under which certain employees of the Company may be eligible to purchase shares of the Company. In exchange for each share purchase subscription, the purchaser is entitled to a fully vested right to an ordinary share. Additionally, along with a subscription, employees receive a corresponding number of options to acquire additional ordinary shares subject to five year vesting. See Note 16 — “Employment and Compensation Arrangements” for additional detail related to the options. The Company received no net subscriptions for the three and six months ended June 30, 2019.
Post-2019 Transaction
In June 2019, the Company formed the 2019 Incentive Award Plan under which employees of the Company may be eligible to purchase shares of the Company. See Note 16 — “Employment and Compensation Arrangements” for additional detail related to the 2019 Incentive Award Plan. In exchange for each share subscription purchased, the purchaser is entitled to a fully vested right to an ordinary share. At June 30, 2020 there were unlimited ordinary shares authorized, and 387,335,119 shares issued and outstanding, with a par value of $0.00. The Company did not hold any shares as treasury shares as of June 30, 2020 or December 31, 2019. The Company’s ordinary stockholders are entitled to one vote per share.
Warrants
During the period January 1, 2020 through February 21, 2020, 24,132,666 of the Company’s outstanding public warrants were exercised for one ordinary share per whole public warrant at a price of $11.50 per share. On February 20, 2020, we announced the redemption of all of our outstanding public warrants to purchase our ordinary shares that were issued as part of the units sold in the Churchill Capital Corp initial public offering that remained

CLARIVATE PLC
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share data)
outstanding at 5:00 p.m. New York City time on March 23, 2020, for a redemption price of $0.01 per public warrant. In addition, our board of directors elected that, upon delivery of the notice of the redemption on February 20, 2020, all public warrants were to be exercised only on a “cashless basis.” Accordingly, by virtue of the cashless exercise of public warrants, exercising public warrant holders received 0.4626 of an ordinary share for each public warrant, and 4,747,432 ordinary shares were issued for public warrants exercised on a cashless basis and 4,649 public warrants were redeemed for $0.01 per public warrant. As of June 30, 2020, no public warrants were outstanding.
Merger Shares
On January 31, 2020, our Board agreed to waive all performance vesting conditions associated with the Merger Shares. The Merger Shares were issued as ordinary shares to persons designated by Jerre Stead and Michael Klein on June 1, 2020 as part of the June 2020 underwritten public offering. See Note 16 — “Employment and Compensation Arrangements” for additional detail related to the Merger Shares.
DRG Acquisition Shares
In connection with the DRG acquisition, up to 2,895,638 ordinary shares of the Company are issuable to PEL following the one-year anniversary of the closing. See Note 4 — “Business Combinations” for additional details.

Note 16: Employment and Compensation Arrangements
Employee Incentive Plans
The 2019 Incentive Award Plan permits the granting of awards in the form of incentive stock options, non-qualified stock options, share appreciation rights, restricted shares, restricted share units and other stock-based or cash based awards. Equity awards may be issued in the form of restricted shares or restricted share units with dividend rights or dividend equivalent rights subject to vesting terms and conditions specified in individual award agreements. The Company’s Management Incentive Plan provides for employees of the Company to be eligible to purchase shares of the Company. See Note 15 — “Shareholders’ Equity” for additional information.
A maximum aggregate amount of 60,000,000 ordinary shares are reserved for issuance under the 2019 Incentive Award Plan. Equity awards under the 2019 Incentive Award Plan may be issued in the form of options to purchase shares of the Company which are exercisable upon the occurrence of conditions specified within individual award agreements. As of June 30, 2020, 40,876,101 awards had been granted.
A summary of the Company’s share-based compensation is as follows:

	Three Months Ended June 30,
	2020	2019
Share-based compensation expense	$6,856	$33,932
Tax benefit recognized	$(2,791)	$85

	Six Months Ended June 30,
	2020	2019
Share-based compensation expense	$24,325	$37,108
Tax benefit recognized	$(2,793)	$163

In the three and six months ended June 30, 2020, the Company recognized additional Share-based compensation expense related to the modification of certain awards under the 2019 Incentive Award Plan. As of June 30, 2020, there was $27,192 of total unrecognized compensation cost, related to outstanding stock options and awards, which is expected to be recognized through 2024 with a remaining weighted-average service period of 5.9 years.
Stock Options
The Company’s stock option activity is summarized below:

CLARIVATE PLC
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share data)

	Number of Options	Weighted Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	20,880,225	$12.18	7.3	$105,119
Forfeited	(881,607)	12.13	0	—
Exercised	(7,438,787)	9.94	0	—
Outstanding as of June 30, 2020	12,559,831	13.50	6.5	112,436
Vested and exercisable at June 30, 2020	8,203,683	$13.86	6.0	$69,836
The aggregate intrinsic value in the table above represents the difference between the closing price of the Company's ordinary shares on June 30, 2020 and the exercise price of each in-the-money option. In the three and six months ended June 30, 2020, 3,723,332 and 7,438,787 stock options were exercised, respectively. The tax benefit from the exercised options in the three and six months ended June 30, 2020 was $1,603 and $3,489, respectively.
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
Restricted Stock Units (“RSUs”)
RSUs typically vest from one to three years and are generally subject to either cliff vesting or graded vesting. RSUs do not have nonforfeitable rights to dividends or dividend equivalents. The fair value of RSUs is typically based on the fair value of our ordinary shares on grant date. We amortize the value of these awards to expense over the vesting period on a graded-scale basis. The Company recognizes forfeitures as they occur.

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2019	293,182	$16.75
Granted	1,382,557	20.22
Vested	(172,370)	20.87
Forfeited	(11,890)	19.97
Outstanding as of June 30, 2020	1,491,479	$19.92
The total grant date fair value of RSUs that vested during the three and six months ended June 30, 2020 was $56 and $2,920, respectively.
Performance Stock Units (“PSUs”)
The Company began granting PSUs to certain members of management on April 1, 2020 under the 2019 Incentive Award Plan. PSUs typically vest over three years and are subject to performance conditions for vesting. The fair value of the PSUs is based on the fair value of our ordinary shares on the date of grant and valued using a Monte Carlo simulation. In years one and two of the three year vesting period, it was not possible to predict the likelihood of achieving the target and therefore, the performance condition was deemed not probable as of June 30, 2020. Accordingly, no compensation expense was recognized for the three or six months ended June 30, 2020.

CLARIVATE PLC
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share data)

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2019	—	$—
Granted	550,189	21.91
Outstanding as of June 30, 2020	550,189	$21.91

2019 Transaction Related Awards
Upon consummation of the 2019 Transaction, there were 7,000,000 ordinary shares of Clarivate (the "Merger Shares") issuable if the last sale price of Clarivate’s ordinary shares is at least $20.00 for 40 days over a 60 consecutive trading day period on or before the sixth anniversary of the closing of the 2019 Transaction. In accordance with the terms of the Sponsor Agreement and in connection with our merger with Churchill in 2019, the Merger Shares were to be issued to persons designated by Messrs. Stead and Klein. On January 31, 2020, our Board agreed to waive the performance vesting condition, and the Merger Shares became issuable to persons designated by Messrs. Stead and Klein on or prior to December 31, 2020. We engaged a third party specialist to fair value the awards at the modification date using the Monte Carlo simulation approach. The assumptions in the model included, but were not limited to, risk-free interest rate, 1.33%; expected volatility of the Company's and its peer group's stock prices, 20.00%; and dividend yield, 0.00%. The Company has evaluated and recorded additional stock compensation expense as required upon the assignment of Merger Shares as applicable. The Merger Shares were issued as ordinary shares to persons designated by Jerre Stead and Michael Klein on June 1, 2020 as part of the June 2020 underwritten public offering. The Company recognized $0 and $13,720 of expense in the three and six months ended June 30, 2020, respectively, in Share-based compensation expense as a result of the waived performance vesting conditions.
The Sponsor Agreement provided that certain ordinary shares of Clarivate available for distribution to persons designated in the Sponsor Agreement in connection with the Transactions, and certain Clarivate warrants available for distribution to such persons, in each case, were subject to certain time and performance-based vesting provisions described below.
The vesting conditions added to certain ordinary shares include the following:
5,309,713 ordinary shares of Clarivate held by persons designated in the Sponsor Agreement, will vest in three equal annual installments on the first, second and third anniversaries of the closing of the Transactions, respectively, and are not contingent on continuing or future service of the respective holders to the Company.
2,654,856 ordinary shares of Clarivate held by such persons will vest at such time as the last sale price of Clarivate's ordinary shares is at least $15.25 on or before the date that is 42 months after the closing of the Transactions; provided that none of such Clarivate ordinary will vest prior to the first anniversary of the closing of the transactions, not more than 1/3 of such Clarivate warrants will vest prior to the second anniversary of the closing of the Transactions, and not more than 2/3 of such Clarivate warrants will vest prior to the third anniversary of the closing of the Transactions. Further, such vesting is not contingent on continuing or future service of the respective holders to the Company.
2,654,856 ordinary shares of Clarivate held by such persons will vest at such time as the last sale price of Clarivate's ordinary shares is at least $17.50 on or before the fifth anniversary of the closing of the Transactions; provided that none of such Clarivate ordinary will vest prior to the first anniversary of the closing of the Transactions, not more than 1/3 of such Clarivate warrants will vest prior to the second anniversary of the closing of the Transactions, and not more than 2/3 of such Clarivate warrants will vest prior to the third anniversary of the closing of the Transactions. Further, such vesting is not contingent on continuing or future service of the respective holders to the Company.
During the quarter ended June 30, 2019, the vesting conditions added to certain warrants include the following:
17,265,826 of certain warrants held by persons designated in the Sponsor Agreement, will vest at such time as the last sale price of Clarivate's ordinary shares is at least $17.50 on or before the fifth anniversary of the closing of the 2019 Transaction; provided that none of such Clarivate warrants will vest prior to the first anniversary of the closing of the 2019 Transaction, not more than 1/3 of such Clarivate warrants will vest prior to the second anniversary of the

CLARIVATE PLC
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share data)
closing of the 2019 Transaction, and not more than 2/3 of such Clarivate warrants will vest prior to the third anniversary of the closing of the 2019 Transaction. Further, such vesting is not contingent on continuing or future service of the respective holders to the Company.
In considering the terms of the transaction related awards, the Company notes that the time-based vesting restrictions are not conditioned on any continuing or future service of the holders to the Company and reflect “lockup” periods of the issuable shares. Further, the above mentioned performance-based restrictions are considered market conditions pursuant to ASC 718, and are contemplated in the value of the awards. As such vesting restrictions were contemplated in conjunction with the granting of Merger shares, the Company considered such terms of the total basket of transaction awards in determination of the fair value of the awards. As no continued or future service is required by the holders of such awards, the Company recognized compensation expense based on the fair value of such awards upon closing of the 2019 Transaction. The Company recognized $25,013 expense, net in Share-based compensation expense as of the date of the 2019 Transaction in accordance with the issuance of Merger shares offset by the addition of vesting terms to certain ordinary shares and warrants, as described above. The expense includes the increases in value of $48,102 for the granting of Merger shares, the increase in value of $1,193 for ordinary shares with only time vesting conditions, and the increase in value of shares purchased by the Founders immediately prior to the transaction of $4,411, all offset by the reduction in value of $9,396 for ordinary shares with performance vesting condition of $15.25, the reduction in value of $13,101 for ordinary shares with performance vesting condition of $17.50 and the reduction in value of $6,297 related to warrants. Pursuant to the Sponsor Agreement, certain founders of Churchill Capital Corp purchased an aggregate of 1,500,000 shares of Class
B common stock of Churchill immediately prior to the closing of the 2019 Transaction for an aggregate purchase price of $15,000.
We used a third-party specialist to fair value the awards at the Transactions close date of May 13, 2019 using the Monte Carlo simulation approach. The assumptions included in the model include, but are not limited to, risk-free interest rate, 2.20%; expected volatility of the Company's and the peer group's stock prices, 20.00%; and dividend yield, —%. A discount for lack or marketability (“DLOM”) was applied to shares that are subject to remaining post vesting lock up restrictions. The DLOM was between 3%-7% dependent on the length of the post vesting restriction period.

Note 17: Income Taxes
During the three months ended June 30, 2020 and 2019, the Company recognized an income tax benefit of $5,385 on loss before income tax of $6,876 and an income tax provision of $3,712, on loss before income tax of $74,049, respectively. During the six months ended June 30, 2020 and 2019, the Company recognized an income tax provision of $9,368 on loss before income tax of $66,124 and $3,952, on loss before income tax of $133,069, respectively. The tax provision or benefit in each of the three and six months ended June 30, 2020 and the three and six months ended June 30, 2019, respectively, reflects the mix of taxing jurisdictions in which pre-tax profits and losses were recognized.

Note 18: Earnings per Share
Potential ordinary shares of 35,797,137 of Private Placement Warrants, DRG Transaction Shares, options, RSUs, and PSUs related to the 2019 Incentive Award Plan were excluded from diluted EPS for the three and six months ended June 30, 2020, respectively, and potential ordinary shares of 85,052,934 related to Private Placement Warrants, Public Warrants, Merger Shares, and options related to the 2019 Incentive Award Plan were excluded from diluted EPS for the three and six months ended June 30, 2019 as the Company had net losses in both periods and their inclusion would be anti-dilutive. See Note 15 — "Shareholders' Equity" and Note 16 — "Employment and Compensation Arrangements” for a description.

The 2019 Transaction was accounted for as a reverse recapitalization in accordance with U.S. GAAP. See Note 1 — "Background and Nature of Operations". Accordingly, weighted-average shares outstanding for purposes of the EPS calculation have been retroactively recasted as shares reflecting the exchange ratio established in the 2019 Transaction (1.0 Jersey share to 132.13667 Clarivate shares).

CLARIVATE PLC
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share data)
The basic and diluted EPS computations for our ordinary shares are calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,
	2020	2019
Basic/Diluted EPS
Net loss available to ordinary shareholders	$(1,491)	$(77,761)
Basic and diluted weighted-average number of ordinary shares outstanding	375,877,260	264,762,720
Basic and diluted EPS	$—	$(0.29)

	Six Months Ended June 30,
	2020	2019
Basic/Diluted EPS
Net loss available to ordinary shareholders	$(75,492)	$(137,021)
Basic and diluted weighted-average number of ordinary shares outstanding	359,503,556	241,275,061
Basic and diluted EPS	$(0.21)	$(0.57)

Note 19: Commitments and Contingencies
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
Contingent Liabilities
In conjunction with the acquisition of Publons, the Company agreed to pay former shareholders up to an additional $9,500 through 2020. Amounts payable are contingent upon Publons' achievement of certain milestones and performance metrics. The Company paid $0 of the contingent purchase price during the six months ended June 30, 2020. The Company had an outstanding liability for $3,610 and $3,100 related to the estimated fair value of this contingent consideration included in Accrued expenses and other current liabilities in the Interim Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, respectively.
In conjunction with the acquisition of Kopernio, the Company paid former shareholders during the three months ended June 30, 2020 due to the achievement of certain milestones and performance metrics.

In conjunction with the acquisition of TrademarkVision, the Company agreed to pay former shareholders a potential earn out dependent upon achievement of certain milestones and financial performance metrics through 2020. Amounts payable are contingent upon TrademarkVision’s achievement of certain milestones and performance metrics. During the six months ended June 30, 2020, the Company paid $8,000 of the contingent purchase price to complete the earn out. As of June 30, 2020 and December 31, 2019, the Company had an outstanding liability for $0 and $8,000 respectively, related to the estimated fair value of this contingent consideration. The outstanding balance was included in Accrued expenses and other current liabilities as of December 31, 2019, in the Consolidated Balance Sheets.

CLARIVATE PLC
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share data)
In conjunction with the acquisition of DRG, the Company agreed to pay up to 2,895,638 shares as contingent stock consideration, valued at $58,897 on the closing date of the acquisition. See Note 4 — "Business Combinations" for more information on the contingent stock consideration. Amounts payable are contingent upon any indemnity losses or claims to indemnity losses occurring within that one year period. The liability increased by $5,763 during the six months ended June 30, 2020 due to an increase in the estimated fair value of this contingent stock consideration, which resulted in a liability of $64,660 as of June 30, 2020. The outstanding balance was included in Accrued expenses and other current liabilities in the Interim Condensed Consolidated Balance Sheets as of June 30, 2020.

Note 20: Related Party and Former Parent Transactions
Onex Partners Advisor LP (“Onex”), an affiliate of the Company, is considered a related party. Concurrent with the Acquisition, the Company entered into a Consulting Services Agreement with Onex, pursuant to which the Company is provided certain ongoing strategic and financing consulting services in exchange for a quarterly management fee. In connection with this agreement, the Company recognized $0 and $158 for the three months ended June 30, 2020, and 2019, respectively, and $0 and $389 for the six months ended June 30, 2020 and 2019, respectively. The Company pays 0.1% interest per annum to Onex for the Credit Agreement. The Company recognized $0 and $112 for the three months ended June 30, 2020 and 2019, respectively, and $0 and $327 for the six months ended June 30, 2020 and 2019 in interest expense for the Onex related interest. The Company had an outstanding liability of $70 and $3 to Onex as of June 30, 2020, and December 31, 2019, respectively. In addition, the Company paid Onex a management fee of $5,400 in connection with the 2019 Transaction in the second quarter of 2019. See Note 4 — "Business Combinations" for additional information.
BPEA, an affiliate of the Company, is considered a related party. Concurrently with our separation from Thomson Reuters ("Former Parent") in 2016, the Company entered into a Management Services Agreement with Baring, pursuant to which the Company is provided certain ongoing strategic and financing consulting services. In connection with this agreement, the Company recognized $0 and $79 for the three months ended June 30, 2020, and 2019, respectively, and $0 and $79 for the six months ended June 30, 2020, and 2019, respectively, in operating expenses related to this agreement. The Company had an outstanding liability of $0 and $0 to Baring as of June 30, 2020, and December 31, 2019, respectively. In addition, the Company paid BPEA a management fee of $2,100 in connection with the 2019 Transaction in the second quarter of 2019. See Note 4 — "Business Combinations" for additional information.
In connection with our separation from Thomson Reuters in 2016, Bidco and a subsidiary of the Former Parent entered into the Transition Service Agreement, which became effective on October 3, 2016, pursuant to which such subsidiary of the Former Parent will, or will cause its affiliates and/or third-party service providers to, provide Bidco, its affiliates and/or third-party service providers with certain technology, facilities management, human resources, sourcing, financial, accounting, data management, marketing and other services to support the operation of the IP&S business as an independent company. Such services are provided by such subsidiary of the Former Parent or its affiliates and/or third-party service providers for various time periods and at various costs based upon the terms set forth in the Transition Service Agreement.
A controlled affiliate of Baring is a vendor of ours. Total payments to this vendor were $227 and $78 for the three months ended June 30, 2020 and 2019 respectively, and $245 and $318 for the six months ended June 30, 2020 and 2019 respectively. The Company had an outstanding liability of $125 and $160 as of June 30, 2020 and December 31, 2019, respectively.
Jerre Stead, Chief Executive Officer of the Company, is the Co-founder of a vendor of ours. Total payments to this vendor were $0for the three months ended June 30, 2020. The Company had an outstanding liability of $0 and $10 as of June 30, 2020 and December 31, 2019, respectively. This vendor was not a related party during the six months ended June 30, 2019.
A former member of our key management is the Co-founder of a vendor of ours. Total payments to this vendor were $0 and $200 for the three months ended June 30, 2020 and 2019 and $0 and $278 for the six months ended June 30, 2020 and 2019, respectively, and the Company had no outstanding liability as of June 30, 2020 and December 31, 2019. This vendor was not a related party during the three months ended June 30, 2019.

CLARIVATE PLC
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share data)
Note 21: Restructuring
In accordance with the applicable guidance for ASC 420, Exit or Disposal Cost Obligations, we recognized liabilities for the restructuring plans noted below when the programs were approved, the employees to be terminated were identified, the terms of the arrangement were established, it was determined changes to the plan were unlikely to occur and the arrangements were communicated to employees. The liabilities are recorded within Accrued expenses and other current liabilities in the Interim Condensed Consolidated Balance Sheets. The corresponding expenses are recorded within Restructuring and impairment in the Interim Consolidated Statements of Operations. The payments associated with these actions are expected to be completed within 12 months from the balance sheet date.
Operation Simplification and Optimization Program
During the fourth quarter of 2019, the Company approved restructuring actions designed to streamline our operations by simplifying our organization and focusing on two product groups in planned phases. The following table summarizes the activity related to the restructuring reserves for the Operation Simplification and Optimization Program:

Operation Simplification and Optimization Program	Severance and Related Benefit Costs	Costs Associated with Exit and Disposal Costs [1]	Total
Reserve Balance as of December 31, 2019	$9,506	$—	$9,506
Expenses recorded	6,574	1,180	7,754
Payments made	(6,647)	—	(6,647)
Reserve Balance as of March 31, 2020	9,433	1,180	10,613
Expenses recorded	4,865	2,749	7,614
Payments made	(4,297)	(199)	(4,496)
Reserve Balance as of June 30, 2020	$10,001	$3,730	$13,731
1Relates primarily to location exit costs and legal and advisory fees.

The following table is a summary of charges incurred related to the Operation Simplification and Optimization Program in the three and six months ended June 30, 2020.

	Three Months Ended June 30,
	2020	2019
Severance and related benefit costs	$4,865	$—
Costs associated with exit and disposal activities[1]	2,749	—
Costs associated with lease exit costs including impairment[2]	4,908	—
Total	$12,522	$—

	Six Months Ended June 30,
	2020	2019
Severance and related benefit costs	$11,438	$—
Costs associated with exit and disposal activities[1]	3,930	—
Costs associated with lease exit costs including impairment[2]	4,908	—
Total	$20,276	$—
[1]Relates primarily to contract exit costs and legal and advisory fees.
[2]Includes $4,771 of charges related to impairment of a lease and $137 of lease exit costs.

DRG Acquisition Integration Program

CLARIVATE PLC
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share data)

During the second quarter of 2020, the Company approved restructuring actions designed to eliminate duplicative costs following the acquisition of DRG in planned phases. The following table summarizes the activity related to the restructuring reserves for the DRG Acquisition Integration:

DRG Acquisition Integration	Severance and Related Benefit Costs	Costs Associated with Exit and Disposal Costs [1]	Total
Reserve balance as of December 31, 2019	$—	$—	$—
Expenses recorded	3,312	12	3,324
Payments made	(1,252)	—	(1,252)
Reserve balance as of June 30, 2020	$2,060	$12	$2,072
1Relates primarily to legal and advisory fees.

The following table is a summary of charges incurred related to the DRG Acquisition Integration in the three and six months ended June 30, 2020.

Three Months Ended June 30,
2020
Severance and related benefit costs	$3,312
Costs associated with exit and disposal activities[1]	12
Total	$3,324

Six Months Ended June 30,
2020
Severance and related benefit costs	$3,312
Costs associated with exit and disposal activities[1]	12
Total	$3,324
[1]Relates primary to legal and advisory fees.

Note 22: Subsequent Events
Management has evaluated the impact of events that have occurred subsequent to June 30, 2020. On July 29, 2020, the Company announced that it had agreed to combine with CPA Global, a global leader in intellectual property software and tech-enabled services and had entered into a definitive agreement with Redtop Holdings Limited (“Redtop”), a portfolio company of Leonard Green Partners, to acquire CPA Global. The Company will issue up to 218,306,663 ordinary shares to Redtop representing approximately 35% pro forma fully diluted ownership of Clarivate. At the closing of the transaction, the Company expects to refinance CPA Global’s outstanding debt with approximately $400,000 of cash on hand and $1,500,000 of new debt. The Company has secured a fully committed bridge facility of $1,500,000 and expects to arrange long-term debt financing before the closing. The transaction is expected to be completed during the fourth quarter of 2020, subject to customary closing conditions, including regulatory approvals and clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except share and per share data, option price amounts, ratios or as noted)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our unaudited Condensed Consolidated Financial Statements, including the notes thereto, included elsewhere in this report. Certain statements in this section are forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations and intentions. Our future results and financial condition may differ materially from those we currently anticipate as a result of the factors we describe under "Item 1A. Risk Factors." Certain income statement amounts discussed herein are presented on an actual and on a constant currency basis. We calculate constant currency by converting the non-U.S. dollar income statement balances for the most current year to U.S. dollars by applying the average exchange rates of the preceding year. Certain amounts that appear in this section may not sum due to rounding.
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
February Offering
In February 2020, we completed an underwritten public offering of 27,600,000 of our ordinary shares, generating net proceeds of $540,736, which we used to fund a portion of the cash consideration for the DRG acquisition. In addition, we incurred an incremental $360,000 of term loans under our term loan facility and used the net proceeds from such borrowings, together with cash on hand, to fund the remainder of the cash consideration for the DRG

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share and per share data, option price amounts, ratios or as noted)

acquisition and to pay related fees and expenses. As a result of the additional term loan, we had $1,253,700 outstanding on our term loan facility at June 30, 2020.
MarkMonitor Brand Protection, Antipiracy and Antifraud Disposition
In November 2019, we entered into an agreement with an unrelated third-party for the sale of certain assets and liabilities of our MarkMonitor Product Line within the IP Group. The divestment closed in January 2020 for a consideration of approximately $3,751. An impairment charge of $18,431 was recognized in the Statement of Operations during the fourth quarter of 2019 to reduce the Assets Held for Sale to their fair value. Accordingly, we recorded an immaterial loss on the divestiture during the three and six months ended June 30, 2020.
Restructuring
In accordance with the applicable guidance for ASC 420, Exit or Disposal Cost Obligations, we recognized liabilities for the restructuring plans noted below when the programs were approved, the employees to be terminated were identified, the terms of the arrangement were established, it was determined changes to the plan were unlikely to occur and the arrangements were communicated to employees.
Operation Simplification and Optimization Program
During the fourth quarter of 2019, the Company approved restructuring actions designed to streamline our operations by simplifying our organization and focusing on two product groups in planned phases. As a result of these actions, the Company expects to record total pre-tax restructuring charges of approximately $48,000 for all phases of the program. Approximately $25,000 of costs have been incurred to date under the program and a total remaining of approximately $23,000 are expected to be incurred in 2020. This estimate includes approximately $6,000 for severance related charges and approximately $17,000 of estimated maximum lease exit costs, assuming no sublease agreements are entered into.
During the three and six months ended June 30, 2020, the Company recorded pre-tax charges of $12,522 and $20,276, respectively, recognized within Restructuring in the Interim Condensed Consolidated Statement of Operations comprised of $4,908 of lease impairment and location exit costs, $2,749 and $3,930 of contract exit costs and legal and advisory fees and $4,865 and $11,438 of severance and related benefit costs, respectively.

DRG Acquisition Integration Program
During the second quarter of 2020, the Company approved restructuring actions designed to eliminate duplicative costs following the acquisition of DRG in planned phases. As a result of these actions, the company expects to record total pre-tax restructuring charges of approximately $14,800 for all phases of the program. Approximately $9,500 of costs have been incurred to date under the program and $5,300 are expected to be incurred for all phases associated with this charge which is expected to be substantially complete in 2020. This estimate includes approximately $1,300 for severance related charges and approximately $4,000 of estimated maximum lease exit costs, assuming no sublease agreements are entered into.
During the three and six months ended June 30, 2020, the Company recorded pre-tax charges of $3,324, recognized in Restructuring and impairment in the Interim Condensed Consolidated Statement of Operations comprised of $12 of asset related charges and $3,312 of severance and related benefit costs.
June Ordinary Share Offering
In June 2020, we completed an underwritten public offering of 50,400,000 of our ordinary shares (including 2,400,000 ordinary shares pursuant to the underwriters' option to purchase up to an additional 7,200,000 ordinary shares from certain selling shareholders) at a share price of $22.50. Of the 50,400,000 ordinary shares, 14,000,000 ordinary shares were offered by Clarivate and 36,400,000 ordinary shares were offered by selling shareholders, including 20,821,765 ordinary shares from Onex, 8,097,354 ordinary shares from Baring and 7,480,881 ordinary shares from Directors, Director Nominees, Executive Officers and other shareholders. The underwriters' option to purchase the remaining 4,800,000 ordinary shares from certain selling shareholders expired on July 3, 2020.
The Company received approximately $304,030 in net proceeds from the sale of ordinary shares offered by the Company, after deducting underwriting discounts and estimated offering expenses payable. We intend to use the net proceeds of the offering received by us for general corporate purposes. The Company did not receive any proceeds from the secondary ordinary shares sold by the selling shareholders.

CLARIVATE PLC
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
Share-based Compensation
Share-based compensation expense includes costs associated with stock awards granted to and certain modifications for certain members of management and expense related to the issuance of shares in connection with our merger with Churchill Capital Corp in 2019.

CLARIVATE PLC
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
Restructuring and Impairment
Restructuring expense includes costs associated with involuntary termination benefits provided to employees under the terms of a one-time benefit arrangement, certain contract termination costs, and other costs associated with an exit or disposal activity.
Other Operating Income, Net
Other operating income, net consists of gains or losses related to legal settlements and the disposal of our assets, asset impairments or write-downs and the consolidated impact of re-measurement of the assets and liabilities of our company and our subsidiaries that are denominated in currencies other than each relevant entity's functional currency.
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

CLARIVATE PLC
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
We monitor ACV because it represents a leading indicator of the potential subscription revenues that may be generated from our existing customer base over the upcoming 12-month period. Measurement of subscription revenues as a key operating metric is particularly relevant because a majority of our revenues are generated through subscription-based products, which accounted for 78.2% and 83.6% in each of the three months ended June 30, 2020 and 2019 and 78.9% and 82.9% for the six months ended June 30, 2020 and 2019, respectively. We calculate and monitor ACV for each of our Groups and use the metric as part of our evaluation of our business and trends.
The amount of actual subscription revenues that we earn over any 12-month period are likely to differ from ACV at the beginning of that period, sometimes significantly. This may occur for numerous reasons, including subsequent changes in annual revenue renewal rates, impact of price increases (or decreases), cancellations, upgrades and downgrades, and acquisitions and divestitures.
We calculate the ACV on a constant currency basis to exclude the effect of foreign currency fluctuations.
The following table presents ACV as of the dates indicated:

	June 30,		Variance
(in thousands, except percentages)	2020	2019	$	%
Annualized contract value	$852,837	$782,600	$70,237	9.0%
Annual Revenue Renewal Rates
Our revenues are primarily subscription based, which leads to high revenue predictability. Our ability to retain existing subscription customers is a key performance indicator that helps explain the evolution of our historical results and is a leading indicator of our revenues and cash flows for the subsequent reporting period.

CLARIVATE PLC
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
The impact of upgrades, new subscriptions and product price increases is reflected in ACV, but not in annual revenue renewal rates. Our annual revenue renewal rates were 92.6% and 91.8% for the six months ended June 30, 2020 and 2019, respectively.

Results of Operations
The following table presents the results of operations for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Variance Increase / (Decrease)
	2020	2019	$	%
(in thousands, except percentages)
Revenues, net	$273,500	$242,309	$31,191	12.9%
Cost of revenues, excluding depreciation and amortization	(90,859)	(87,629)	3,230	3.7%
Selling, general and administrative costs, excluding depreciation and amortization	(88,482)	(92,453)	(3,971)	(4.3)%
Share-based compensation expense	(6,856)	(33,932)	(27,076)	(79.8)
Depreciation	(2,904)	(2,131)	773	36.3%
Amortization	(53,241)	(40,932)	12,309	30.1%
Transaction expenses	(8,527)	(23,158)	(14,631)	(63.2)%
Transition, integration and other related expenses	(1,320)	(5,262)	(3,942)	(74.9)%
Restructuring	(15,846)	—	15,846	N/M
Other operating income, net	8,781	6,607	2,174	32.9%
Total operating expenses	(259,254)	(278,890)	(19,636)	(7.0)%
Gain (loss) from operations	14,246	(36,581)	(50,827)	N/M
Interest expense, net	(21,122)	(37,468)	(16,346)	(43.6)%
Loss before income tax	(6,876)	(74,049)	(67,173)	(90.7)%
Benefit (provision) for income taxes	5,385	(3,712)	(9,097)	N/M
Net loss	$(1,491)	$(77,761)	$(76,270)	(98.1)%

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except share and per share data, option price amounts, ratios or as noted)

The following table presents the results of operations for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,		Variance Increase / (Decrease)
	2020	2019	$	%
(in thousands, except percentages)	(unaudited)
Revenues, net	$514,092	$476,334	$37,758	7.9%
Cost of revenues, excluding depreciation and amortization	(173,258)	(176,896)	(3,638)	(2.1)%
Selling, general and administrative costs, excluding depreciation and amortization	(175,430)	(184,749)	(9,319)	(5.0)%
Share-based compensation expense	(24,325)	(37,108)	(12,783)	(34.4)%
Depreciation	(5,233)	(4,182)	1,051	25.1%
Amortization	(102,353)	(97,038)	5,315	5.5%
Transaction expenses	(35,216)	(33,428)	1,788	5.3%
Transition, integration and other related expenses	(3,552)	(6,423)	(2,871)	(44.7)%
Restructuring and impairment	(23,600)	—	23,600	N/M
Other operating income, net	14,813	990	13,823	N/M
Total operating expenses	(528,154)	(538,834)	(10,680)	(2.0)%
Loss from operations	(14,062)	(62,500)	(48,438)	(77.5)%
Interest expense, net	(52,062)	(70,569)	(18,507)	(26.2)%
Loss before income tax	(66,124)	(133,069)	(66,945)	(50.3)%
Provision for income taxes	(9,368)	(3,952)	5,416	N/M
Net loss	$(75,492)	$(137,021)	$(61,529)	(44.9)%

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Revenues, Net
Revenues, net of $273,500 for the three months ended June 30, 2020, increased by $31,191, or 12.9%, from $242,309 for the three months ended June 30, 2019. On a constant currency basis, Revenues, net increased $34,259, or 14.2% for the three months ended June 30, 2020. Revenues, net of $514,092 for the six months ended June 30, 2020, increased by $37,758, or 7.9%, from $476,334 for the six months ended June 30, 2019. On a constant currency basis, Revenues, net increased $42,564, or 8.9% for the six months ended June 30, 2020.
Adjusted Revenues, which excludes the impact of the deferred revenues adjustment, increased $34,492, or 14.2%, to$276,932 in the three months ended June 30, 2020 from $242,440 in the three months ended June 30, 2019. On a constant currency basis, Adjusted Revenues increased $37,560, or 15.5% for the three months ended June 30, 2020. Adjusted Revenues increased $42,777, or 9.0%, to $519,406 in the six months ended June 30, 2020 from $476,629 in the six months ended June 30, 2019. On a constant currency basis, Adjusted Revenues increased $47,583, or 10.0% for the six months ended June 30, 2020. For an explanation of our calculation of Adjusted Revenues and the limitations as to its usefulness, see “— Certain Non-GAAP Measures — Adjusted Revenues, Adjusted Subscription Revenues and Adjusted Transactional Revenues.”
The following tables present the amounts of our subscription and transactional revenues for the periods indicated, as well the drivers of the variances between periods, including as a percentage of such revenues.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except share and per share data, option price amounts, ratios or as noted)

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
	Three Months Ended June 30,		Total Variance (Dollars)	Total Variance (Percentage)	Acquisitive	Disposal	FX Impact	Organic
(in thousands, except percentages)	2020	2019
Subscription revenues	$216,569	$202,747	$13,822	6.8%	11.4%	(6.9)%	(1.3)%	3.6%
Transactional revenues	60,363	39,693	20,670	52.1%	66.1%	(0.6)%	(0.8)%	(12.6)%
Deferred revenues adjustment (1)	(3,432)	(131)	(3,301)	NM	NM	—%	—%	75.5%
Revenues, net	$273,500	$242,309	$31,191	12.9%	18.9%	(5.9)%	(1.3)%	1.2%
Deferred revenues adjustment (1)	3,432	131	3,301	NM	NM	—%	—%	(75.5)%
Adjusted Revenues, net	$276,932	$242,440	$34,492	14.2%	20.3%	(5.9)%	(1.3)%	1.1%
(1) Reflects the deferred revenues adjustment as a result of purchase accounting.
Subscription revenues increased by $13,822, or 6.8% for the three months ended June 30, 2020. On a constant currency basis, subscription revenues increased by $16,555, or 8.1%. Acquisitive subscription growth was generated from the acquisitions of Darts-ip in November 2019 and DRG in February 2020. Disposal subscription reduction was derived from the divestiture of the MarkMonitor Brand Protection, Antipiracy, and Antifraud products in January 2020. Organic subscription revenues increased primarily due to price increases and new business, including several large contracts entered into during June 2020.
Transactional revenues increased by $20,670, or 52.1% for the three months ended June 30, 2020. On a constant currency basis, transactional revenues increased by $21,005, or 52.9%. Acquisitive transactional growth was generated from the acquisitions of Darts-ip in November 2019 and DRG in February 2020. Disposal transactional reduction was derived from the divestiture of the MarkMonitor Brand Protection, Antipiracy, and Antifraud products in January 2020. Organic transactional revenues decreased due to an overall decrease in demand primarily driven by economic conditions resulting from the COVID-19 pandemic.

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
	Six Months Ended June 30,		Total Variance (Dollars)	Total Variance (Percentage)	Acquisitive	Disposal	FX Impact	Organic
(in thousands, except percentages)	2020	2019
Subscription revenues	$409,804	$395,239	$14,565	3.7%	8.3%	(7.1)%	(1.0)%	3.5%
Transactional revenues	109,602	81,390	28,212	34.7%	44.0%	(1.1)%	(0.8)%	(7.4)%
Deferred revenues adjustment (1)	(5,314)	(295)	(5,019)	NM	NM	—%	—%	71.3%
Revenues, net	$514,092	$476,334	$37,758	7.9%	13.3%	(6.1)%	(1.0)%	1.7%
Deferred revenues adjustment (1)	5,314	295	5,019	NM	NM	—%	—%	(71.3)%
Adjusted Revenues, net	$519,406	$476,629	$42,777	9.0%	14.4%	(6.1)%	(1.0)%	1.7%
(1) Reflects the deferred revenues adjustment as a result of purchase accounting.
Subscription revenues increased by $14,565, or 3.7% for the six months ended June 30, 2020. On a constant currency basis, subscription revenues increased by $18,679, or 4.7%. Acquisitive subscription growth was generated from the acquisitions of Darts-ip in November 2019 and DRG in February 2020. Disposal subscription revenues reduction was derived from the divestiture of the MarkMonitor Brand Protection, Antipiracy, and Antifraud products in January 2020. Organic subscription revenues increased primarily due to price increases and new business, including several large contracts entered into during June 2020.
Transactional revenues increased by $28,212, or 34.7% for the six months ended June 30, 2020. On a constant currency basis, transactional revenues increased by $28,904, or 35.5%. Acquisitive transactional growth was generated from the acquisitions of Darts-ip in November 2019 and DRG in February 2020. Disposal transactional reduction was derived from the divestiture of the MarkMonitor Brand Protection, Antipiracy, and Antifraud products in January 2020. Organic transactional revenues decreased due to an overall decrease in demand primarily driven by economic conditions resulting from the COVID-19 pandemic. This decrease was offset partially by increased revenues related to the upgrades of the Techstreet product offerings.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except share and per share data, option price amounts, ratios or as noted)

The table below presents our revenue split by geographic region for the periods indicated, as well the drivers of the variances between periods, including as a percentage of such revenues.

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
Revenues by Geography	Three Months Ended June 30,		Total Variance (Dollars)	Total Variance (Percentage)	Acquisitive	Disposal	FX Impact	Organic
(in thousands, except percentages)	2020	2019
Americas	$142,586	$118,105	$24,481	20.7%	31.9%	(8.0)%	(0.2)%	(3.0)%
Europe/Middle East/Africa	73,850	68,195	5,655	8.3%	13.3%	(5.7)%	(2.7)%	3.4%
Asia Pacific	$60,496	$56,140	$4,356	7.8%	4.7%	(1.8)%	(1.8)%	6.7%
Deferred revenues adjustment (1)	(3,432)	(131)	(3,301)	NM	NM	—%	—%	75.5%
Revenues, net	$273,500	$242,309	$31,191	12.9%	18.9%	(5.9)%	(1.3)%	1.2%
Deferred revenues adjustment (1)	3,432	131	3,301	NM	NM	—%	—%	(75.5)%
Adjusted Revenues	$276,932	$242,440	$34,492	14.2%	20.3%	(5.9)%	(1.3)%	1.1%
(1) Reflects the deferred revenues adjustment as a result of purchase accounting.
Acquisitive growth for all regions was related to the acquisitions of Darts-ip in November 2019 and DRG in February 2020. Disposal reduction is derived from the divestiture of the MarkMonitor Brand Protection, Antipiracy, and Antifraud products in January 2020. On a constant currency basis, Americas revenues increased by $24,710, or 20.9%, with organic growth due to lower demand of the transactional revenues. On a constant currency basis, Middle East/Africa/Europe revenues increased by $7,478, or 11.0%, with organic growth increasing reflecting improved subscription revenues. On a constant currency basis, Asia Pacific revenues increased $5,372, or 9.6%, with organic growth increasing due to improved subscription revenues.

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
Revenues by Geography	Six Months Ended June 30,		Total Variance (Dollars)	Total Variance (Percentage)	Acquisitive	Disposal	FX Impact	Organic
(in thousands, except percentages)	2020	2019
Americas	$259,578	$230,241	$29,337	12.7%	22.2%	(8.3)%	(0.2)%	(1.0)%
Europe/Middle East/Africa	140,645	135,193	5,452	4.0%	10.1%	(5.7)%	(2.2)%	1.8%
Asia Pacific	$119,183	$111,195	$7,988	7.2%	3.6%	(1.9)%	(1.3)%	6.8%
Deferred revenues adjustment (1)	(5,314)	(295)	(5,019)	NM	NM	—%	—%	71.3%
Revenues, net	$514,092	$476,334	$37,758	7.9%	13.3%	(6.1)%	(1.0)%	1.7%
Deferred revenues adjustment (1)	5,314	295	5,019	NM	NM	—%	—%	(71.3)%
Adjusted Revenues	$519,406	$476,629	$42,777	9.0%	14.4%	(6.1)%	(1.0)%	1.7%
(1) Reflects the deferred revenues adjustment as a result of purchase accounting.
Acquisitive growth for all regions was related to the acquisitions of Darts-ip in November 2019 and DRG in February 2020. Disposal reduction is derived from the divestiture of the MarkMonitor Brand Protection, Antipiracy, and Antifraud products in January 2020. On a constant currency basis, Americas revenues increased by $29,695, or 12.9%, with organic growth decreasing due to lower demand of the transactional revenues. On a constant currency basis, Middle East/Africa/Europe revenues increased by $8,428, or 6.2%, with organic growth increasing primarily due to improved subscription revenue. On a constant currency basis, Asia Pacific revenues increased $9,460, or 8.5%, with organic growth increasing due to improved subscription revenues.
The following tables, and the discussion that follows, present our revenues by Product Group for the periods indicated, as well the drivers of the variances between periods, including as a percentage of such revenues.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except share and per share data, option price amounts, ratios or as noted)

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
Revenues by Product Group	Three Months Ended June 30,		Total Variance (Dollars)	Total Variance (Percentage)	Acquisitive	Disposal	FX Impact	Organic
(in thousands, except percentages)	2020	2019
Science Product Group	$183,671	$136,139	$47,532	34.9%	34.3%	—%	(1.8)%	2.4%
IP Product Group	93,261	106,301	(13,040)	(12.3)%	2.5%	(13.5)%	(0.6)%	(0.7)%
Deferred revenues adjustment (1)	(3,432)	(131)	(3,301)	NM	NM	—%	—%	75.5%
Revenues, net	$273,500	$242,309	$31,191	12.9%	18.9%	(5.9)%	(1.3)%	1.2%
Deferred revenues adjustment (1)	3,432	131	3,301	NM	NM	—%	—%	(75.5)%
Adjusted revenues	$276,932	$242,440	$34,492	14.2%	20.3%	(5.9)%	(1.3)%	1.1%
(1) Reflects the deferred revenues adjustment as a result of purchase accounting.
Science Product Group: Revenues of $183,671 for the three months ended June 30, 2020 increased $47,532, or 34.9% from $136,139 for the three months ended June 30, 2019. On a constant currency basis, revenues increased by $49,939, or 36.7%, driven by subscription and transactional revenues growth. Acquisitive growth is generated from the acquisition of DRG in February 2020. Organic revenues increased due to price increases and new business in subscription revenues and a few large contracts signed in June 2020, partially offset by a decrease in transactional revenues due to a decline in demand.
IP Product Group: Revenues of $93,261 for the three months ended June 30, 2020 decreased $13,040, or 12.3% from $106,301 for the three months ended June 30, 2019. On a constant currency basis, revenue decreased $12,379, or 11.7%, driven by a decrease in subscription and transactional revenues. Acquisitive growth was generated from the acquisition of Darts-ip in November 2019. Disposal reduction was derived from the disposal of the MarkMonitor Brand Protection, Antipiracy, and Antifraud productions in January 2020. Organic revenues decreased due to a decrease in demand for transactional revenues offset by an increase in subscription driven by momentum across the IP subscription products due in part to continuing product and content upgrades.

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
Revenues by Product Group	Six Months Ended June 30,		Total Variance (Dollars)	Total Variance (Percentage)	Acquisitive	Disposal	FX Impact	Organic
(in thousands, except percentages)	2020	2019
Science Product Group	$330,931	$265,349	$65,582	24.7%	24.0%	—%	(1.4)%	2.1%
IP Product Group	188,475	211,280	(22,805)	(10.8)%	2.4%	(13.7)%	(0.5)%	1.0%
Deferred revenues adjustment (1)	(5,314)	(295)	(5,019)	NM	NM	—%	—%	71.3%
Revenues, net	$514,092	$476,334	$37,758	7.9%	13.3%	(6.1)%	(1.0)%	1.7%
Deferred revenues adjustment (1)	5,314	295	5,019	NM	NM	—%	—%	(71.3)%
Adjusted revenues	$519,406	$476,629	$42,777	9.0%	14.4%	(6.1)%	(1.0)%	1.7%
(1) Reflects the deferred revenues adjustment as a result of purchase accounting.
Science Product Group: Revenues of $330,931 for the six months ended June 30, 2020 increased $65,582, or 24.7% from $265,349 for the six months ended June 30, 2019. On a constant currency basis, revenues increased by $69,232, or 26.1%, driven by subscription and transactional revenues growth. Acquisitive growth was generated from the acquisition of DRG in February 2020. Organic revenues increased due to price increases and new business in subscription revenues and a few large contracts signed in June 2020, partially offset by a decrease in transactional revenues due to a decline in demand.
IP Product Group: Revenues of $188,475 for the six months ended June 30, 2020 decreased $22,805, or 10.8% from $211,280 for the six months ended June 30, 2019. On a constant currency basis, revenue increased $21,649, or 10.3%.. Acquisitive growth was generated from the acquisition of Darts-ip in November 2019. Disposal reduction was derived from the disposal of the MarkMonitor Brand Protection, Antipiracy, and Antifraud productions in January 2020. Organic revenues increased due to an increase in momentum across the IP subscription products due in part to continuing product and content upgrades and offset by a decline in demand for transactional revenues.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except share and per share data, option price amounts, ratios or as noted)

Cost of Revenues, Excluding Depreciation and Amortization
Cost of revenues of $90,859 for the three months ended June 30, 2020 increased by $3,230, or 3.7%, from $87,629 for the three months ended June 30, 2019. Cost of revenues of $173,258 for the six months ended June 30, 2020 decreased by $3,638, or 2.1%, from $176,896 for the six months ended June 30, 2019. On a constant currency basis, cost of revenues increased by $4,433 or 5.1% for the three months ended June 30, 2020 primarily due to additional costs related to DRG, which was acquired in February 2020, offset by a decrease in costs associated with transition service agreement, employee related costs and outside services including consulting fees. On a constant currency basis, cost of revenues decreased by 1,746 or 1.0% for the six months ended June 30, 2020 primarily due to a decrease in costs associated with transition service agreement, employee related costs and outside services including consulting fees, offset by additional costs related to DRG, which was acquired in February 2020, and additional software licensing costs.

Selling, General and Administrative, Excluding Depreciation and Amortization
Selling, general and administrative expense of $88,482 for the three months ended June 30, 2020, decreased by $3,900, or 4.3%, from $92,453 for the three months ended June 30, 2019. Selling, general and administrative expense of $175,430 for the six months ended June 30, 2020, decreased by $9,319, or 5.0%, from $184,749 for the six months ended June 30, 2019. On a constant currency basis, Selling, general and administrative expenses decreased by $2,985, or 3.2%, for the three months ended June 30, 2020 primarily due to a decrease in costs associated with transition service agreement, employee related costs, outside services including consulting fees and marketing costs, offset by additional costs related to DRG, which was acquired in February 2020. On a constant currency basis, Selling, general and administrative expense decreased 7,658, or 4.1%, for the six months ended June 30, 2020 primarily due to a decrease in costs associated with transition service agreement, employee related costs, outside services including consulting fees and marketing costs, offset by additional costs related to DRG, which we acquired in February 2020.
Share-based Compensation
Share-based compensation expense of $6,856 for the three months ended June 30, 2020 decreased by $27,076, or 79.8% from $33,932 for the three months ended June 30, 2019. Share-based compensation expense of $24,325 for the six months ended June 30, 2020 decreased by $12,783, or 34.4% from $37,108 for the six months ended June 30, 2019. The decreases in the three and six months ended June 30, 2020 were largely due to accelerated vesting, additional awards granted, and expense related to our merger with Churchill Capital Corp in 2019. This decrease was partially offset by additional expense related to the waived performance vesting condition associated with the Merger Shares in Q1 2020 and the issuance of RSUs in the six months ended June 30, 2020.
Depreciation
Depreciation of $2,904 for the three months ended June 30, 2020 increased by $773, or 36.3% from $2,131 for the three months ended June 30, 2019. Depreciation of $5,233 for the six months ended June 30, 2020 increased by $1,051, or 25.1% from $4,182 for the six months ended June 30, 2019. The increase in the three and six months ended June 30, 2020 was driven by the additional depreciation on assets acquired through the acquisitions of Darts-ip in November 2019 and DRG in February 2020. This increase was offset by run-off of previously purchased capital expenditures.
Amortization
Amortization of $53,241 for the three months ended June 30, 2020 increased by $12,309, or 30.1%, from $40,932 for the three months ended June 30, 2019. Amortization of $102,353 for the six months ended June 30, 2020 increased by $5,315, or 5.5%, from $97,038 for the six months ended June 30, 2019. The increase in the period three and six months ended June 30, 2020 was driven by an increase in the amortization on intangible assets acquired through the acquisitions of Darts-ip in November 2019 and DRG in February 2020. This increase was offset by a decrease in amortization related to intangible assets acquired in connection with our separation from Thomson Reuters in 2016 that are now fully amortized and reduction of amortization on the Mark Monitor intangible assets disposed of in January 2020.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except share and per share data, option price amounts, ratios or as noted)

Transaction Expenses
Transaction expenses of $8,527 for the three months ended June 30, 2020, decreased by $14,631, or 63.2% from $23,158 for the three months ended June 30, 2019. Transaction expenses of $35,216 for the six months ended June 30, 2020, increased by $1,788, or 5.3 from $33,428 for the six months ended June 30, 2019. The decrease in the three months ended June 30, 2020 was due to reduction in costs incurred in association with our merger with Churchill Capital Corp in 2019, offset by costs associated with the DRG acquisition during 2020. The increase in the six months ended June 30, 2020 was due to reduction in costs incurred in association with our merger with Churchill Capital Corp in 2019, offset by costs associated with the DRG acquisition, the MarkMonitor divestiture and other finance merger and acquisition related activities during 2020.
Transition, Integration, and Other Related Expenses
Transition, integration, and other expenses of $1,320 for the three months ended June 30, 2020, decreased by $4,000, or 74.9%, from $5,262 for the three months ended June 30, 2019. Transition, integration, and other expenses of $3,552 for the six months ended June 30, 2020, decreased by $2,871, or 44.7%, from $6,423 for the six months ended June 30, 2019. The decrease in the three and six months ended June 30, 2020 reflects the slowing pace of costs incurred in connection with establishing our standalone company infrastructure following our separation from Thomson Reuters in 2016 and our merger with Churchill Capital Corp in 2019.
Restructuring and impairment
Restructuring of $15,846 for the three months ended June 30, 2020, increased by $15,846, from $0 for the three months ended June 30, 2019. Restructuring and impairment of $23,600 for the six months ended June 30, 2020, increased by $23,600, from $0 for the six months ended June 30, 2019. The increase is related to initiatives, following our merger with Churchill Capital Corp in 2019 and acquisition of DRG in February 2020, to streamline our operations by simplifying our organization and focusing on two product groups.
Other Operating Income, Net
Other operating income, net of $8,781 for the three months ended June 30, 2020 increased by $2,174, or 32.9%, from $6,607 for the three months ended June 30, 2019. Other operating income, net of $14,813 for the six months ended June 30, 2020 increased by $13,823 from $990 for the six months ended June 30, 2019. The change was attributable to the consolidated impact of the remeasurement of the assets and liabilities of our Company that are denominated in currencies other than each relevant entity’s functional currency.
Interest Expense, net
Interest expense, net of $21,122 for the three months ended June 30, 2020, decreased by $16,346, or 43.6% from $37,468 for the three months ended June 30, 2019. Interest expense, net of $52,062 for the six months ended June 30, 2020, decreased by $18,507, or 26.2% from $70,569 for the six months ended June 30, 2019.The decreases in the interest expense, net for periods three and six months ended June 30, 2020 was due to lower interest payments resulting from lower interest rates on the Company's borrowings as the result of the refinancing transaction in October 2019 offset by the additional $360,000 incremental term loan borrowings.
Benefit (Provision) for Income Taxes
There was a benefit of $5,385 for the three months ended June 30, 2020, compared to a provision of $3,712 for income taxes for the three months ended June 30, 2019. There was a provision of $9,368 for the six months ended June 30, 2020, compared to a provision of $3,952 for income taxes for the six months ended June 30, 2019. The tax benefit/provision in each period reflected the mix of taxing jurisdictions in which pre-tax profits and losses were recognized.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except share and per share data, option price amounts, ratios or as noted)

Certain Non-GAAP Measures
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
Adjusted Revenues
We present Adjusted Revenues, which excludes the impact of the deferred revenues purchase accounting adjustment recorded in connection with the separation from Thomson Reuters and acquisitions. We present this measure because we believe it is useful to readers to better understand the underlying trends in our operations.
Our presentation of Adjusted Revenues is for informational purposes only and is not necessarily indicative of our future results. You should compensate for these limitations by relying primarily on our GAAP results and only using non-GAAP measures for supplementary analysis.
The following table presents our calculation of Adjusted Revenues for the three months ended June 30, 2020 and 2019 and a reconciliation of this measure to our Revenues, net for the same periods:

	Three Months Ended June 30,		Variance
(in thousands, except percentages)	2020	2019	$	%
Revenues, net	$273,500	$242,309	$31,191	12.9%
Deferred revenues adjustment	3,432	131	3,301	NM
Adjusted revenues	$276,932	$242,440	$34,492	14.2%

	Six Months Ended June 30,		Variance
(in thousands, except percentages)	2020	2019	$	%
Revenues, net	$514,092	$476,334	$37,758	7.9%
Deferred revenues adjustments	5,314	295	5,019	NM
Adjusted revenues	$519,406	$476,629	$42,777	9.0%

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

CLARIVATE PLC
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
The following table presents our calculation of Adjusted EBITDA for the three months ended June 30, 2020 and 2019 and reconciles these measures to our Net loss for the same periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2020	2019	2020	2019
Net loss	$(1,491)	$(77,761)	$(75,492)	$(137,021)
Benefit (provision) for income taxes	(5,385)	3,712	9,368	3,952
Depreciation and amortization	56,145	43,063	107,586	101,220
Interest, net	21,122	37,468	52,062	70,569
Transition services agreement costs(1)	(789)	2,474	762	7,747
Transition, transformation and integration expense(2)	1,324	11,341	3,552	13,801
Deferred revenues adjustment(3)	3,432	131	5,314	295
Transaction related costs(4)	8,527	23,158	35,216	33,428
Share-based compensation expense	6,856	33,932	24,325	37,108
Restructuring(5)	15,846	—	23,600	—
Other(6)	(5,468)	(4,300)	(7,952)	1,344
Adjusted EBITDA	$100,119	$73,218	$178,341	$132,443
Adjusted EBITDA margin	36.2%	30.2%	34.3%	27.8%
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
(5) Reflects costs incurred in connection with the initiative, following our merger with Churchill Capital Corp in 2019, to streamline our operations by simplifying our organization and focusing on two product groups. This also includes restructuring related costs following the acquisition of DRG in 2020.
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

CLARIVATE PLC
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

Liquidity and Capital Resources
Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, capital expenditures, debt service, acquisitions, other commitments and contractual obligations. Our principal sources of liquidity include cash from operating activities, cash and cash equivalents on our Interim Condensed Balance Sheet and amounts available under our revolving credit facility. We consider liquidity in terms of the sufficiency of these resources to fund our operating, investing and financing activities for a period of 12 months after the financial statement issuance date.
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
Unrestricted cash and cash equivalents were $608,522 and $76,130 as of June 30, 2020 and December 31, 2019, respectively. We had approximately $1,953,700 of debt as of June 30, 2020, consisting primarily of $1,253,700 in borrowings under our term loan facility, and $700,000 in outstanding principal of secured notes due 2026 with no borrowings under our revolving credit facility as of the date. As of December 31, 2019, we had approximately $1,665,000 of debt, consisting primarily of $900,000 in borrowings under our term loan facility, $700,000 in outstanding principal of secured notes due 2026 and $65,000 of borrowings under our revolving credit facility (which borrowings under our revolving credit facility we subsequently paid down in full in February 2020). On February 28, 2020, we incurred an incremental $360,000 of term loans under our term loan facility and used the net proceeds from such borrowings, together with cash on hand, to fund a portion of the cash consideration for the DRG acquisition and to pay related fees and expenses. See “—Debt Profile” below.
Cash Flows
The following table discloses our consolidated cash flows provided by (used in) operating, investing and financing activities for the periods presented:

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except share and per share data, option price amounts, ratios or as noted)

	Six Months Ended June 30,
(in thousands)	2020	2019
Net cash provided by operating activities	$107,562	$42,887
Net cash used in investing activities	(940,205)	(24,871)
Net cash provided by (used in) financing activities	1,376,254	(448)
Effect of exchange rates	(9,218)	(80)
Increase in cash and cash equivalents, and restricted cash	534,393	17,488
Cash and cash equivalents, and restricted cash beginning of the year	76,139	25,584
Cash and cash equivalents, and restricted cash end of the period	$610,532	$43,072
Cash Flows Provided by (Used in) Operating Activities
Net cash provided by operating activities consists of net loss adjusted for non-cash items, such as: depreciation and amortization of property and equipment and intangible assets, deferred income taxes, share-based compensation, deferred finance charges and for changes in net working capital assets and liabilities.
Net cash provided by operating activities was $107,562 and $42,887 for the six months ended June 30, 2020 and June 30, 2019, respectively. The $107,562 of net cash from operating activities for the six months ended June 30, 2020 included net loss of $75,492 offset with $120,436 of non-cash adjustments and changes in operating assets and liabilities of $62,618. The improvement in operating cash flows was driven by increased in revenue illustrating an increase in sales year over year and offset by a lower operating expenses.
Cash Flows Provided by (Used in) Investing Activities
Net cash used in investing activities was $940,205 for the six months ended June 30, 2020. Cash flows used in investing is attributable to: and (1) $885,323 of key business intangible assets acquired from Decision Resource Group, (2) $52,651 in capital expenditures and (3) $5,982 of key business intangible assets acquired from CustomersFirst Now. This activity was offset by cash flows provided by investing related to $3,751 of divestiture related to the sale of the MarkMonitor AntiFraud, Antipiracy, and Brand Protection products.
Net cash used in investing activities was $24,871 for the three months ended June 30, 2019 reflecting capital expenditures.
Our capital expenditures in both 2020 and 2019 consisted primarily of capitalized labor, consulting and other costs associated with product development.
Cash Flows Provided by (Used) in Financing Activities
Net cash provided by financing activities was $1,376,254 for the six months ended June 30, 2020. Key drivers of cash flows provided by financing include: (1) Proceeds of $843,766 from the issuance of ordinary shares related to our public offerings, (2) $360,000 from the issuance of an incremental term loan and (3) $277,526 and $1,182 from the exercise of warrants and employee share options, respectively. This activity was offset by cash flows used in financing related to: (1) $65,000 repayment of borrowings under the revolving credit facility, (2) $25,538 of payments related to tax withholdings for stock-based compensation, (3) $4,115 payment related to the TradeMark Vision contingent earn out, (4) $5,267 payment of debt issuance costs related to the issuance of the incremental term loan and (5) $6,300 principle payment on the term loan facility.
Net cash used in financing activities was $448 for the six months ended June 30, 2019. Key drivers of cash flows used in financing include: (1) Payment of $630,000 on the Term Loan Facility upon consummation of the Transaction with Churchill, (2) $50,000 repayment of borrowings under the Revolving Credit Facility and (3) $7,672 in recurring Term Loan Facility principal repayments. This activity was offset by cash flows provided by financing related to: (1) $682,087 of proceeds from the Transactions, net of cash acquired, (2) $5,000 in proceeds from the Revolving Credit Facility and (3) $137 related to the issuance of ordinary shares.
In February 2020, we completed an underwritten public offering of 27,600,000 of our ordinary shares, generating net proceeds of $539,714, which we used to fund a portion of the cash consideration for the DRG acquisition. In addition, we incurred an incremental $360,000 of term loans under our term loan facility and used the net proceeds

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except share and per share data, option price amounts, ratios or as noted)

from such borrowings, together with cash on hand, to fund the remainder of the cash consideration for the DRG acquisition and to pay related fees and expenses.

In June 2020, we completed an underwritten public offering of 50,400,000 of our ordinary shares at a share price of $22.50. Of the 50,400,000 ordinary shares, 14,000,000 were primary ordinary shares offered by Clarivate and 36,400,000 were secondary ordinary shares offered by selling shareholders including 20,821,765 ordinary shares from Onex, 8,097,354 ordinary shares from Baring and 7,480,881 ordinary shares from Directors, Director Nominees, Executive Officers and other shareholders. The Company did not receive any proceeds from the secondary ordinary shares sold by the selling shareholders. The Company received approximately $304,030 in net proceeds from the sale of ordinary shares offered by the Company, after deducting underwriting discounts and estimated offering expenses payable. We intend to use the net proceeds of the offering received by us for general corporate purposes.

During the period January 1, 2020 through February 21, 2020, 24,132,666 of the Company’s outstanding warrants were exercised for one ordinary share per whole warrant at a price of $11.50 per share.

Free Cash Flow (non-GAAP measure)
The following table reconciles free cash flow measure, which is a non-GAAP measure, to net cash provided by operating activities:

	Six Months Ended June 30,
(in thousands)	2020	2019
Net cash provided by operating activities	$107,562	$42,887
Capital expenditures	(52,651)	(24,871)
Free cash flow	$54,911	$18,016
Free cash flow was $54,911 for the three months ended June 30, 2020, compared to $18,016 for the three months ended June 30, 2019. The decrease in free cash flow was primarily due to higher capital expenditures.
Required Reported Data —Standalone Adjusted EBITDA
We are required to report Standalone Adjusted EBITDA, which is identical to Consolidated EBITDA and EBITDA as such terms are defined under our credit facilities, dated as of October 31, 2019 and the indenture governing our secured notes due 2026 issued by Camelot Finance S.A. and guaranteed by certain of our subsidiaries, respectively. In addition, the credit facilities and the indenture contain certain restrictive covenants that govern debt incurrence and the making of restricted payments, among other matters. These restrictive covenants utilize Standalone Adjusted EBITDA as a primary component of the compliance metric governing our ability to undertake certain actions otherwise proscribed by such covenants. Standalone Adjusted EBITDA reflects further adjustments to Adjusted EBITDA for cost savings already implemented and excess standalone costs.
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
Standalone Adjusted EBITDA is calculated under the credit facilities and the indenture by using our Consolidated Net Loss for the trailing 12-month period (defined in the credit facilities and the indenture as our U.S. GAAP net

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except share and per share data, option price amounts, ratios or as noted)

income adjusted for certain items specified in the credit facilities and the indenture) adjusted for items including: taxes, interest expense, depreciation and amortization, non-cash charges, expenses related to capital markets transactions, acquisitions and dispositions, restructuring and business optimization charges and expenses, consulting and advisory fees, run-rate cost savings to be realized as a result of actions taken or to be taken in connection with an acquisition, disposition, restructuring or cost savings or similar initiatives, “run rate” expected cost savings, operating expense reductions, restructuring charges and expenses and synergies related to the transition projected by us, costs related to any management or equity stock plan, other adjustments that were presented in the offering memorandum used in connection with the issuance of the secured notes due 2026 and earn-out obligations incurred in connection with an acquisition or investment.
The following table reconciles Standalone Adjusted EBITDA to our Net loss for the periods presented:

Twelve Months Ended June 30,
2020
(in thousands)
Net loss	$(149,448)
Provision for income taxes	15,617
Depreciation and amortization	206,908
Interest, net	139,182
Transition services agreement costs(1)	3,496
Transition, transformation and integration expense(2)	14,123
Deferred revenues adjustment(3)	5,457
Transaction related costs(4)	48,002
Share-based compensation expense	38,600
Restructuring(5)	39,270
Legal settlement	(39,399)
Impairment on assets held for sale	18,431
Other(6)	(275)
Adjusted EBITDA	339,964
Realized foreign exchange gain	(6,805)
DRG Adjusted EBITDA Impact(7)	35,848
Cost savings(8)	39,733
Excess standalone costs(9)	30,079
Standalone Adjusted EBITDA	$438,819
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

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except share and per share data, option price amounts, ratios or as noted)

(5) Reflects costs incurred in connection with the initiative, following our merger with Churchill Capital Corp in 2019, to streamline our operations by simplifying our organization and focusing on two product groups. This also includes restructuring related costs following the acquisition of DRG in 2020.
(6) Includes primarily the net impact of foreign exchange gains and losses related to the re-measurement of balances and other items that do not reflect our ongoing operating performance.
(7) Represents DRG Adjusted EBITDA for the period beginning July 1, 2019 through the acquisition date of February 28, 2020 to reflect the company's Standalone EBITDA as though material acquisitions occurred at the beginning of the presented period.
(8) Reflects the estimated annualized run-rate cost savings, net of actual cost savings realized, related to restructuring and other cost savings initiatives undertaken during the period (exclusive of any cost reductions in our estimated standalone operating costs), including synergies related to acquisitions.
(9) Reflects the difference between our actual standalone company infrastructure costs, and our estimated steady state standalone operating costs, which were as follows:

Twelve Months Ended June 30,
(in thousands)	2020
Actual standalone company infrastructure costs	$164,037
Steady state standalone cost estimate	(133,958)
Excess standalone costs	$30,079
The foregoing adjustments (8) and (9) are estimates and are not intended to represent pro forma adjustments presented within the guidance of Article 11 of Regulation S-X. Although we believe these estimates are reasonable, actual results may differ from these estimates, and any difference may be material. See “— Cautionary Statement Regarding Forward-Looking Statements”
Debt Profile
During the six months ended June 30, 2020 we incurred an incremental $360,000 of term loans under our term loan facility. There have been no further material changes to the debt profile associated with our business previously disclosed in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity” section in our Annual Report on Form 10-K, except as discussed above and further set forth below. The disclosures set forth below updates, and should be read together with, the disclosures in the "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity—Debt Profile” section, in our in our Annual Report on Form 10-K.
The credit facilities are secured by substantially all of our assets and the assets of all of our U.S. restricted subsidiaries and certain of our non-U.S. subsidiaries, including those that are or may be borrowers or guarantors under the Credit Facilities, subject to customary exceptions. The credit facilities contains customary events of default and restrictive covenants that limit us from, among other things, incurring certain additional indebtedness, issuing preferred stock, making certain restricted payments and investments, certain transfers or sales of assets, entering into certain affiliate transactions or incurring certain liens. These credit facilities limitations are subject to customary baskets, including certain limitations on debt incurrence and issuance of preferred stock, subject to compliance with a consolidated coverage ratio of Consolidated EBITDA (as defined in the credit facilities), a measure identical to our Standalone Adjusted EBITDA disclosed above under “— Required Reported Data — Standalone Adjusted EBITDA”, to interest and other fixed charges on certain debt (as defined in the credit facilities) of 2.00 to 1.00. In addition, the credit facilities requires us to comply with a springing financial covenant pursuant to which, as of the third quarter of 2019, we must not exceed a total first lien net leverage ratio (as defined under the credit facilities) of 7.25 to 1.00, to be tested on the last day of any quarter only when more than 30% of the revolving credit facility (excluding (i) non-cash collateralized, issued and undrawn letters of credit in an amount up to $10,000 and (ii) any cash collateralized letters of credit) is utilized at such date. As of June 30, 2020, our consolidated coverage ratio was 5.11 to 1.00 and our consolidated leverage ratio was 3.07 to 1.00. As of the date of this Report, we are in compliance with the covenants in the credit facilities. During the six months ended June 30, 2020, the Company paid down an additional $65,000 drawn on the revolving credit facility prior to the close of our merger with Churchill Capital Corp. In addition, in connection with the acquisition of DRG, the Company incurred an incremental $360,000 of term loans under our term loan facility.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except share and per share data, option price amounts, ratios or as noted)

Commitments and Contingencies
Our contingent liabilities consist primarily of letters of credit and performance bonds and other similar obligations in the ordinary course of business. Additionally, the Company has agreed to pay the former shareholders of acquired companies certain amounts in conjunction with the Publons, TradeMarkVision and Kopernio acquisitions. Regarding the Publons acquisition, the Company agreed to pay the former shareholders up to an additional $9,500 through 2020. Regarding the TradeMarkVision acquisition, the Company agreed to pay former shareholders earn out payments through 2020. Regarding the Kopernio acquisition, the Company agreed to pay contingent consideration of up to $3,500 through 2021. Amounts payable are contingent upon Publons’, TrademarkVision’s and Kopernio’s achievement of certain milestones and performance metrics. As of June 30, 2020, the Company had an outstanding liability for Publons of $3,610 related to the estimated fair value of this contingent consideration included in Accrued expenses and Other current liabilities. The Company paid $8,000 of the contingent purchase price in the six months ended June 30, 2020, as a result of TradeMark Vision achieving milestones and performance metrics. As of June 30, 2020, the Company had an outstanding liability for TradeMarkVision of $0 related to the estimated fair value of this contingent consideration. During six months ended June 30, 2020, the Company paid $2,184 of the contingent consideration as a result of Kopernio achieving milestones and performance metrics. As of June 30, 2020, the Company had an outstanding liability for Kopernio of $0 related to the estimated fair value of this contingent compensation earn out.
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
There have been other no material changes, outside of the ordinary course of business, to our contractual obligations as previously disclosed in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity—Contractual Obligations” section, in our Annual Report on Form 10-K.

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

CLARIVATE PLC
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

Interest Rate Risk
Our interest rate risk arises from our long-term borrowings at floating interest rates. Borrowings under our Credit Facilities are subject to floating base interest rates, plus a margin. As of June 30, 2020, we had $1,253,700 of floating rate debt outstanding under the credit facilities, consisting of borrowings under the term loan facility for which the base rate was one-month LIBOR (subject, with respect to the term loan facility only, to a floor of 0.0%), which stood at 0.16%. Of this amount, we hedged $338,838 of our principal amount of our floating rate debt under hedges that we deemed effective as of June 30, 2020. As a result, $914,862 of our outstanding long-term debt effectively bore interest at floating rates. A 100 basis point increase or decrease in the applicable base interest rate under the Credit Facilities would have had an impact of $2,416 and $4,580 on our cash interest expense for the three and six months ended June 30, 2020, respectively. For additional information on our outstanding debt and related hedging, see Notes 10 and 13 to our unaudited consolidated financial statements in this Report.

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

PART II. Other Information
Item 1. Legal Proceedings
From time to time, we are a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. While the outcomes of these matters are uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows. For additional discussion of legal proceedings, see "Item 1. Financial Statements and Supplementary Data— Notes to Interim Condensed Consolidated Financial Statements — Note 19” in this Report.

Item 1A. Risk Factors
There have been no material changes to the risk factors associated with the business as previously disclosed in Part I, Item 1A of our 2019 annual report on Form 10-K, in Part II, Item 1A of our quarterly report on Form 10-Q for the period ended March 31, 2020, and in our current report on Form 8-K filed on June 19, 2020, except as set forth below. The risk factor set forth below updates, and should be read together with, the risk factors disclosed in Part I, Item 1A of our 2019 annual report on Form 10-K, in Part II, Item 1A of our quarterly report on Form 10-Q for the period ended March 31, 2020, and in our current report on Form 8-K filed on June 19, 2020.

We may not be able to achieve the expected benefits of our announced CPA Global combination transaction, including anticipated revenue and cost synergies, and costs associated with achieving synergies or integrating CPA Global may exceed our expectations.

We may not be able to achieve the expected benefits of the CPA Global combination transaction, which we announced on July 29, 2020, including anticipated revenue and cost synergies. There can be no assurance that the transaction, if consummated, will be beneficial to us. We may not succeed in cross-selling our other products and services to CPA Global’s customer base, or in cross-selling CPA Global’s products and services to our existing customer base. Moreover, we may not be able to successfully integrate the assets acquired in the CPA Global combination transaction or achieve our expected cost synergies without increases in costs or other difficulties. The integration process may be more complex, costly and time- consuming than we currently anticipate. We expect to incur expenses in connection with the integration of CPA Global. While it is anticipated that certain expenses will be incurred to achieve operational synergies, these are difficult to estimate accurately, and may exceed current estimates. Accordingly, the benefits from the transaction may be offset by costs incurred or delays in integrating the businesses. Any unexpected costs or delays incurred in connection with the integration of CPA Global could have an adverse effect on our business, results of operations, financial condition and prospects, as well as the market price of our ordinary shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Price Paid Per Share	Total Number of Shares Purchases As Part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under Plans or Programs
January 1, 2020-January 31, 2020	373,138	$3.71	—	—
February 1, 2020-February 29, 2020	313,254	$7.76	—	—
March 1, 2020-March 31, 2020	1,615,066	$4.99	—	—
April 1, 2020-April 30, 2020	274,469	$9.72	—	—
May 1, 2020-May 31, 2020	155,575	$7.46	—	—
June 1, 2020-June 30, 2020	1,881,249	$5.36	—	—
Total	4,612,751		—

(1) Includes shares withheld to satisfy tax withholding obligations on behalf of employees that occur upon vesting and delivery of outstanding shares underlying stock options and restricted stock units under the 2019 Incentive Award Plan.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1
Purchase Agreement dated as of July 29, 2020 by and among Redtop Holdings Limited, Camelot UK Bidco Limited, Clarivate IP (US Holdings Corporation) and Clarivate Plc (incorporated by reference to Exhibit 2.1 to Clarivate's Form 8-K filed on July 29, 2020)

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to Clarivate's Form 8-K, filed on May 8, 2020)
10.1	Amendment No. 3 to the Sponsor Agreement (incorporated by reference to Exhibit 10.5 to Clarivate’s Registration Statement on Form S-1, filed on June 1, 2020)
10.2	Amendment No. 1 to the Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.9 to Clarivate’s Registration Statement on Form S-1, filed on June 1, 2020)
10.3	Amendment No. 2 to the Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.10 to Clarivate’s Registration Statement on Form S-1, filed on June 1, 2020)
10.4 +*	Clarivate Analytics Plc 2019 Incentive Award Plan - Form of Performance Share Unit Agreement
10.5 +*	Agreement by and between Clarivate Analytics and Richard Hanks, dated March 1, 2017
10.6 +*	Agreement by and between Clarivate Analytics and Mukhtar Ahmed, dated January 1, 2018
10.7 +*	Agreement by and between Clarivate Analytics and Jeff Roy, dated September 5, 2017
10.8 +*	Agreement by and between Clarivate Analytics and Stephen Hartman, dated April 22, 2013
10.9
Termination Agreement dated as of July 29, 2020 by and among Clarivate Plc, Churchill Capital Corp, Camelot Holdings (Jersey) Limited, and certain additional parties listed therein (incorporated by reference to Exhibit 10.3 to Clarivate's Form 8-K filed on July 29, 2020)

31	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following information from our Form 10-Q for the quarterly period ended June 30, 2020, formatted in Inline eXtensible Business Reporting Language: (i) Condensed Consolidated Statement of Comprehensive Income (unaudited), (ii) Condensed Consolidated Balance Sheet (unaudited), (iii) Condensed Consolidated Statement of Changes in Equity (unaudited), (iv) Condensed Consolidated Statement of Cash Flows (unaudited), and (v) the Notes to the Condensed Consolidated Financial Statements (unaudited).
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL
*Filed herewith.
+Compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of London, United Kingdom on July 30, 2020.

CLARIVATE PLC
By:	/s/ Richard Hanks
Name: Richard Hanks
Title: Chief Financial Officer