Form 10-Q
period 2020-09-30
CLARIVATE Plc
filed 2020-10-29
CIK 1764046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes ☐    No ☒
The number of ordinary shares of the Company outstanding as of October 26, 2020 was 605,956,711.
DOCUMENTS INCORPORATED BY REFERENCE
None

Cautionary Statement Regarding Forward-looking Statements
This quarterly report includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements.” These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may,” “will” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this quarterly report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, anticipated cost savings, results of operations, financial condition, liquidity, prospects, growth, strategies and the markets in which we operate. Such forward-looking statements are based on available current market material and management’s expectations, beliefs and forecasts concerning future events impacting us. Factors that may impact such forward-looking statements include:
•our ability to make, consummate and integrate acquisitions and realize any expected benefits or effects of any acquisitions or the timing, final purchase price, costs associated with achieving synergies or integration or consummation of any acquisitions, including the DRG and the CPA Global acquisitions;

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

The forward-looking statements contained in this quarterly report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks and uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We will not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Note on Defined Terms and Presentation
 We employ a number of defined terms in this quarterly report for clarity and ease of reference, which we have capitalized so that you may recognize them as such. Generally, we explain a defined term the first time it is used. As used throughout this quarterly report, unless otherwise indicated or the context otherwise requires, the terms “Clarivate,” the “Company,” “our,” “us” and “we” refer to Clarivate Plc and its consolidated subsidiaries; “Baring” refers to the affiliated funds of Baring Private Equity Asia Pte Ltd that from time to time hold our ordinary shares; “LGP” refers to affiliated funds of Leonard Green & Partners, L.P. that from time to time hold our ordinary shares; and “Onex” refers to the affiliates of Onex Partners Advisor LP that from time to time hold our ordinary shares.
Unless otherwise indicated, dollar amounts throughout this quarterly report are presented in thousands of dollars, except for share and per share amounts.
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
None of the information provided on our website, in our press releases, public conference calls, and webcasts, or through social media channels is incorporated into, or deemed to be a part of, this quarterly report or in any other report or document we file with the SEC, and any references to our website or our social media channels are intended to be inactive textual references only.
Foreign Private Issuer Status and Financial Presentation
We currently qualify as a foreign private issuer (“FPI”) under the rules of the SEC. We anticipate that we will no longer retain FPI status after December 31, 2020. However, even though we qualify as an FPI, we report our financial results in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and, we have elected to file our periodic and current reports on Forms 10-K, 10-Q and 8-K.

PART I. Financial Information

Item 1. Financial Statements and Supplementary Data
CLARIVATE PLC
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$601,075	$76,130
Restricted cash	567	9
Accounts receivable, net of allowance for doubtful accounts of $9,744 and $16,511 at September 30, 2020 and December 31, 2019, respectively	238,638	333,858
Prepaid expenses	49,240	40,710
Other current assets	18,672	11,750
Assets held for sale	36,059	30,619
Total current assets	944,251	493,076
Computer hardware and other property, net	23,618	18,042
Other intangible assets, net	2,217,227	1,828,640
Goodwill	1,818,354	1,328,045
Other non-current assets	21,836	18,632
Deferred income taxes	25,520	19,488
Operating lease right-of-use assets	99,908	85,448
Total Assets	$5,150,714	$3,791,371

Liabilities and Shareholders’ equity
Current liabilities:
Accounts payable	$19,898	$26,458
Accrued expenses and other current liabilities	253,341	159,217
Current portion of deferred revenues	326,098	407,325
Current portion of operating lease liabilities	25,691	22,130
Current portion of long-term debt	12,600	9,000
Liabilities held for sale	25,048	26,868
Total current liabilities	662,676	650,998
Long-term debt	1,910,993	1,628,611
Non-current portion of deferred revenues	24,080	19,723
Other non-current liabilities	19,990	18,891
Deferred income taxes	95,527	48,547
Operating lease liabilities	79,147	64,189
Total liabilities	2,792,413	2,430,959
Commitments and contingencies
Shareholders’ equity:
Ordinary Shares, no par value; unlimited shares authorized at September 30, 2020 and December 31, 2019; 389,220,967 and 306,874,115 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	3,328,776	2,208,529
Accumulated other comprehensive loss	(5,193)	(4,879)
Accumulated deficit	(965,282)	(843,238)
Total shareholders’ equity	2,358,301	1,360,412
Total Liabilities and Shareholders’ equity	$5,150,714	$3,791,371

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,
	2020	2019
Revenues, net	$284,360	$242,998

Operating costs and expenses:
Cost of revenues, excluding depreciation and amortization	(91,805)	(87,117)
Selling, general and administrative costs, excluding depreciation and amortization	(91,319)	(96,017)
Share-based compensation expense	(6,796)	(9,567)
Depreciation	(2,918)	(2,281)
Amortization	(65,696)	(41,656)
Transaction expenses	(34,938)	(8,645)
Transition, integration and other related expenses	(222)	(3,327)
Restructuring and impairment	(3,192)	—
Legal settlement	—	39,399
Other operating income (expense), net	(138)	2,057
Total operating expenses	(297,024)	(207,154)
Income (loss) from operations	(12,664)	35,844
Interest expense, net	(20,244)	(23,369)
Income (loss) before income tax	(32,908)	12,475
Provision for income taxes	(4,325)	(1,644)
Net income (loss)	$(37,233)	$10,831
Per share
Basic	$(0.10)	$0.04
Diluted	$(0.10)	$0.03
Weighted-average shares outstanding
Basic	387,845,438	305,428,062
Diluted	387,845,438	328,854,063

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share data)

	Nine Months Ended September 30,
	2020	2019
Revenues, net	$798,452	$719,332

Operating costs and expenses:
Cost of revenues, excluding depreciation and amortization	(265,063)	(264,013)
Selling, general and administrative costs, excluding depreciation and amortization	(266,749)	(280,766)
Share-based compensation expense	(31,121)	(46,675)
Depreciation	(8,151)	(6,463)
Amortization	(168,049)	(138,694)
Transaction expenses	(70,154)	(42,073)
Transition, integration and other related expenses	(3,774)	(9,750)
Restructuring and impairment	(26,792)	—
Legal settlement	—	39,399
Other operating income, net	14,675	3,047
Total operating expenses	(825,178)	(745,988)
Loss from operations	(26,726)	(26,656)
Interest expense, net	(72,306)	(93,938)
Loss before income tax	(99,032)	(120,594)
Provision for income taxes	(13,693)	(5,596)
Net loss	$(112,725)	$(126,190)
Per share:
Basic and diluted	$(0.31)	$(0.48)
Weighted-average shares outstanding
Basic and diluted	369,019,802	262,894,388

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)

	Three Months Ended September 30,
	2020	2019
Net income (loss)	$(37,233)	$10,831
Other comprehensive income (loss), net of tax:
Interest rate swaps	1,092	(1,061)
Actuarial gain (loss)	(15)	19
Foreign currency translation adjustments	9,359	(3,682)
Total other comprehensive income (loss), net of tax	10,436	(4,724)
Comprehensive income (loss)	$(26,797)	$6,107

	Nine Months Ended September 30,
	2020	2019
Net loss	$(112,725)	$(126,190)
Other comprehensive loss, net of tax:
Interest rate swaps	(2,052)	(6,852)
Actuarial gain (loss)	(57)	49
Foreign currency translation adjustments	1,795	(5,514)
Total other comprehensive loss, net of tax	(314)	(12,317)
Comprehensive loss	$(113,039)	$(138,507)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statement of Changes in Equity (Unaudited)
(In thousands, except share data)

	Ordinary Shares		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2018, as originally reported	1,646,223	$1,677,510	$5,358	$(632,261)	$1,050,607
Conversion of units of share capital	215,880,202	—	—	—	—
Balance at December 31, 2018, as recasted	217,526,425	1,677,510	5,358	(632,261)	1,050,607
Issuance of ordinary shares, net	2	—	—	—	—
Share-based award activity	—	3,176	—	—	3,176
Net loss	—	—	—	(59,260)	(59,260)
Comprehensive loss	—	—	(3,751)	—	(3,751)
Balance at March 31, 2019	217,526,427	1,680,686	1,607	(691,521)	990,772
Tax Receivable Agreement	—	(264,600)	—	—	(264,600)
Issuance of ordinary shares, net	(7,929)	137	—	—	137
Merger recapitalization	87,749,999	678,054	—	—	678,054
Share-based award activity	—	33,932	—	—	33,932
Net loss	—	—	—	(77,761)	(77,761)
Comprehensive loss	—	—	(3,842)	—	(3,842)
Balance at June 30, 2019	305,268,497	2,128,209	(2,235)	(769,282)	1,356,692
Exercise of stock options	1,254,662	141	—	—	141
Shares returned to the Company for net share settlements	(472,396)	—	—	—	—
Share-based award activity	—	9,567	—	—	9,567
Net income	—	—	—	10,831	10,831
Comprehensive loss	—	—	(4,724)	—	(4,724)
Balance at September 30, 2019	306,050,763	$2,137,917	$(6,959)	$(758,451)	$1,372,507

Balance at December 31, 2019	306,874,115	$2,208,529	$(4,879)	$(843,238)	$1,360,412
Adjustment to opening Accumulated deficit related to adoption of ASC Topic 326	—	—	—	(9,319)	(9,319)
Exercise of public warrants	28,880,098	277,526	—	—	277,526
Exercise of stock options	3,715,455	1,182	—	—	1,182
Vesting of restricted stock units	169,842	—	—	—	—
Shares returned to the Company for net share settlements	(2,301,458)	(10,302)	—	—	(10,302)
Issuance of ordinary shares, net	27,600,000	539,714	—	—	539,714
Share-based award activity	—	16,384	—	—	16,384
Net loss	—	—	—	(74,001)	(74,001)
Comprehensive loss	—	—	(8,470)	—	(8,470)
Balance at March 31, 2020	364,938,052	3,033,033	(13,349)	(926,558)	2,093,126
Exercise of stock options	3,723,332	—	—	—	—
Vesting of restricted stock units	2,528	—	—	—	—
Shares returned to the Company for net share settlements	(2,311,293)	(15,118)	—	—	(15,118)
Issuance of ordinary shares, net	20,982,500	304,030	—	—	304,030
Share-based award activity	—	4,322	—	—	4,322
Net loss	—	—	—	(1,491)	(1,491)
Comprehensive loss	—	—	(2,280)	—	(2,280)
Balance at June 30, 2020	387,335,119	3,326,267	(15,629)	(928,049)	2,382,589
Exercise of stock options	4,068,307	125	—	—	125
Vesting of restricted stock units	2,459	—	—	—	—
Shares returned to the Company for net share settlements	(2,184,918)	(3,136)	—	—	(3,136)
Share-based award activity	—	5,520	—	—	5,520
Net loss	—	—	—	(37,233)	(37,233)
Comprehensive income	—	—	10,436	—	10,436
Balance at September 30, 2020	389,220,967	$3,328,776	$(5,193)	$(965,282)	$2,358,301

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(112,725)	$(126,190)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	176,200	145,157
Allowance for doubtful accounts and credit losses	1,830	1,869
Gain on disposal of business	(1,052)	—
Deferred income tax benefit	(7,420)	(8,222)
Share-based compensation	26,344	46,675
Restructuring and impairment	4,880	—
Gain on foreign currency forward contracts	(2,903)	—
Mark to market loss on DRG contingent shares	30,839	—
Deferred finance charges	3,140	14,678
Other operating activities	(3,902)	(1,708)
Changes in operating assets and liabilities:
Accounts receivable	129,398	99,470
Prepaid expenses	(13,335)	(3,010)
Other assets	62,818	7,977
Accounts payable	(8,394)	(9,662)
Accrued expenses and other current liabilities	(65,062)	3,388
Deferred revenue	(93,926)	(51,100)
Operating lease right of use assets	5,826	9,438
Operating lease liabilities	(6,611)	(9,934)
Other liabilities	2,077	(6,338)
Net cash provided by operating activities	128,022	112,488

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(78,597)	(43,681)
Acquisition, net of cash acquired	(885,323)	—
Proceeds from sale of product line, net of restricted cash	3,751	—
Acquisition of intangible assets	(5,982)	(2,625)
Net cash used in investing activities	(966,151)	(46,306)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of principal on long-term debt	(9,450)	(641,508)
Repayment of revolving credit facility	(65,000)	(50,000)
Proceeds of revolving credit facility	—	5,000
Proceeds from reverse recapitalization	—	682,087
Contingent purchase price payment	(4,115)	—
Payment of debt issuance costs	(5,267)	—
Proceeds from issuance of debt	360,000	—
Proceeds from issuance of ordinary shares	843,752	—
Proceeds from warrant exercises	277,526	—
Proceeds from stock options exercised	1,307	278
Payments related to tax withholding for stock-based compensation	(28,674)	—
Net cash provided by (used in) financing activities	1,370,079	(4,143)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(6,447)	1,198
Net increase in cash and cash equivalents, and restricted cash	525,503	63,237

CLARIVATE PLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2020	2019

Beginning of period:
Cash and cash equivalents	76,130	25,575
Restricted cash	9	9
Total cash and cash equivalents, and restricted cash, beginning of period	76,139	25,584
Cash and cash equivalents, and restricted cash, end of period	601,642	88,821

Cash and cash equivalents	601,075	88,812
Restricted cash	567	9
Total cash and cash equivalents, and restricted cash, end of period	$601,642	$88,821

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$61,796	$69,711
Cash paid for income tax	$20,147	$21,128
Capital expenditures included in accounts payable	$922	$9,759
Tax receivable agreement included in liabilities	$—	$264,600
Assets received as reverse recapitalization capital	$—	$1,877
Liabilities assumed as reduction of reverse recapitalization capital	$—	$5,910

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share data)

Note 1: Background and Nature of Operations
Clarivate Plc (“Clarivate,” “us,” “we,” “our,” or the “Company”), is a public limited company organized under the laws of Jersey, Channel Islands. We were initially registered on January 7, 2019, and at our 2020 annual general meeting, our shareholders approved a change of our corporate name from “Clarivate Analytics Plc” to “Clarivate Plc”. Pursuant to the definitive agreement entered into to effect a merger between Camelot Holdings (Jersey) Limited ("Jersey") and Churchill Capital Corp, a Delaware corporation, ("Churchill") (the “2019 Transaction”), the Company was formed for the purposes of completing the 2019 Transaction and related transitions and carrying on the business of Jersey, and its subsidiaries.
The Company is a provider of proprietary and comprehensive content, analytics, professional services and workflow solutions that enables users across government and academic institutions, life science companies and research and development (“R&D”) intensive corporations to discover, protect and commercialize their innovations. Our Science Product Group consists of our Web of Science and Life Science Product Lines. Both Product Lines provide curated, high-value, structured information that is delivered and embedded into the workflows of our customers, which include research intensive corporations, life science organizations and universities world-wide. Our Intellectual Property ("IP") Product Group consists of our Derwent, CompuMark and MarkMonitor Product Lines. These Product Lines help manage customers' end-to-end portfolios of intellectual property from patents to trademarks to corporate website domains.
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
On May 13, 2019, the 2019 Transaction was consummated, and Clarivate became the sole managing member of Jersey, operating and controlling all of the business and affairs of Jersey, through Jersey and its subsidiaries. Following the consummation of the 2019 Transaction on May 13, 2019, the Company’s ordinary shares and warrants began trading on the New York Stock Exchange. All of the Company’s public warrants have subsequently been redeemed. See Note 15 — "Shareholders' Equity" for further information regarding the redemption of the Company’s public warrants.
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
In February 2020, the Company consummated a public offering of 27,600,000 ordinary shares at $20.25 per share. After this offering, Onex Corporation and Baring Private Equity Asia Limited ("BPEA") continued to beneficially own approximately 38.3% of the Company’s ordinary shares, down from approximately 70.8% of the ordinary shares beneficially owned by Onex Corporation and BPEA immediately after the closing of our merger with Churchill Capital Corp in 2019.
In June 2020, the Company consummated a public offering of 50,400,000 of our ordinary shares at a share price of $22.50 per share. Of the 50,400,000 ordinary shares, 14,000,000 were ordinary shares offered by Clarivate and 36,400,000 were ordinary shares offered by selling shareholders. The Company received approximately $304,030 in net proceeds from the sale of its ordinary shares, after deducting underwriting discounts and estimated offering

CLARIVATE PLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share data)
expenses payable. We used the net proceeds, in conjunction with the new $1,600,000 incremental term loan facility available to Clarivate on October 1, 2020, and cash on the balance sheet to fund the repayment of CPA Global's parent company outstanding debt $2,052,926 of outstanding debt. The Company did not receive any proceeds from the sale of ordinary shares by the selling shareholders. Immediately after the offering, Onex Corporation and Baring owned approximately 18.4% and 7.2%, respectively, of the Company's ordinary shares, down from an aggregate of 38.3% owned subsequent to the February 2020 offering.
On October 1, 2020, the Company completed its previously announced acquisition of CPA Global. See Note 22 — "Subsequent Events" for additional information regarding the CPA Global acquisition.
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

Note 2: Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements were prepared in conformity with U.S. GAAP. The Condensed Consolidated Financial Statements do not include all of the information or notes necessary for a complete presentation in accordance with U.S. GAAP. Accordingly, these Condensed Consolidated Financial Statements should be read in conjunction with the Company’s annual financial statements as of and for the year ended December 31, 2019. The results of operations for the three and nine months ended September 30, 2020 and 2019 are not necessarily indicative of the operating results for the full year.
In the opinion of management, the quarterly financial data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the quarterly periods presented. The Condensed Consolidated Financial Statements of the Company include the accounts of all of its subsidiaries. Subsidiaries are entities over which the Company has control, where control is defined as the power to govern financial and operating policies. Generally, the Company has a shareholding of more than 50% of the voting rights in its subsidiaries. The effect of potential voting rights that are currently exercisable are considered when assessing whether control exists. Subsidiaries are fully consolidated from the date control is transferred to the Company, and are de-consolidated from the date control ceases. Intercompany accounts and transactions have been eliminated in consolidation. The U.S. dollar is the Company's reporting currency. As such, the financial statements are reported on a U.S. dollar basis.

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
Accounts Receivable
Through the adoption of ASU 2016-13 and the related standards, the Company revised its policy regarding the recognition of expected credit losses and for its accounts receivable portfolio.
Accounts receivable are recorded at the amount invoiced to customers and do not bear interest. The Company estimates credit losses for trade receivables by aggregating similar customer types, because they tend to share similar credit risk characteristics, taking into consideration the number of days the receivable is past due. Provision rates for the allowance for doubtful accounts are based upon the historical loss method by evaluating factors such as the length of time receivables are past due and historical collection experience. Additionally, provision rates are based

CLARIVATE PLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share data)
upon current and future economic and competitive environment factors that could impact the collectability of the receivable. Trade and other receivables are written off when there is no reasonable expectation of recovery. Indicators that there is no reasonable expectation of recovery include past due status greater than 360 days or bankruptcy of the debtor.
Newly Adopted Accounting Standards
FASB issued new guidance, ASU 2016-13 and various other related issuances, related to measurement of credit losses on financial instruments which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This new guidance replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. The Company has determined that the impact of this new accounting guidance will primarily affect our trade receivables. The Company prospectively adopted the standard on January 1, 2020. The adoption of this standard had an impact of $9,319 on the beginning Accumulated deficit balance in the Condensed Consolidated Balance Sheet as of January 1, 2020.
In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, which provides targeted improvements or clarification and correction to the ASU 2016-01 Financial Instruments Overall, ASU 2016-13 Financial Instruments Credit Losses, and ASU 2017-12 Derivatives and Hedging accounting standards updates that were previously issued. The guidance is effective upon adoption of the related standards. The Company prospectively adopted the standard on January 1, 2020. This standard did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In August 2018, the FASB issued guidance, ASU 2018-15, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The Company prospectively adopted the standard on January 1, 2020. The adoption of this standard did not have a material impact on the Company’s Condensed Consolidated Financial Statements. All future capitalized implementation costs incurred related to these hosting arrangements will be recorded as a prepaid asset and as a charge to operating expenses over the expected life of the contract.

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
In December 2019, the FASB issued ASU 2019-12, which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. The guidance is effective for all entities for fiscal years beginning after December 15, 2020, albeit early adoption is permitted. The Company determined during the first quarter of 2020 that it would not early adopt and is monitoring the impact the guidance would have been to the interim tax provision throughout the year, if early adopted. The Company has determined there would have been no material impact on its Interim Condensed Consolidated Financial Statements as of September 30, 2020 and we will continue to evaluate this standard through the required adoption date.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The guidance is effective for all entities from the period March 12, 2020 through December 31, 2022. The Company has elected the optional expedients for its interest rate swap agreements and debt agreements with reference to LIBOR. Upon meeting the specified criteria in the guidance, the Company will continue to account for its interest rate swaps in accordance with hedge accounting and will not apply modification accounting to its debt agreements.

CLARIVATE PLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share data)
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity and amends the scope guidance for contracts in an entity's own equity and certain aspects of the EPS guidance. The guidance is effective for all entities for fiscal years beginning after December 15, 2021, albeit early adoption is permitted no earlier than fiscal years beginning after December 15, 2020. The Company evaluated the initial impact of the adoption of this standard on its Condensed Consolidated Financial Statements and determined there is no impact as of September 30, 2020.

Note 4: Business Combinations
On May 13, 2019, the Company completed the 2019 Transaction. Jersey began operations in 2016 as a provider of proprietary and comprehensive content, analytics, professional services and workflow solutions that enables users across government and academic institutions, life science companies and R&D intensive corporations to discover, protect and commercialize their innovations. Churchill was a special purpose acquisition company whose business was to effect a merger, capital stock exchange, asset acquisition, stock purchase reorganization or similar business combination. The shares and earnings per share available to holders of the Company’s ordinary shares prior to the 2019 Transaction, have been recasted as shares reflecting the exchange ratio established in the 2019 Transaction (1.0 Jersey share to 132.13667 Clarivate shares).
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
Upon consummation of the 2019 Transaction, each outstanding share of common stock of Churchill was converted into one ordinary share of the Company. At the closing of the 2019 Transaction, the Company Owners held approximately 74% of the issued and outstanding ordinary shares of the Company and stockholders of Churchill held approximately 26% of the issued and outstanding shares of the Company, excluding the impact of (i) 52,800,000 warrants, (ii) approximately 24,806,793 compensatory options issued to the Company's management (based on number of options to purchase Jersey ordinary shares outstanding immediately prior to the 2019 Transaction, after giving effect to the exchange ratio described above) and (iii) 10,600,000 ordinary shares of Clarivate owned of record by the sponsor and available for distribution to certain individuals following the applicable lock-up and vesting restrictions.
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

The aggregate consideration paid in connection with the closing of the DRG acquisition was $964,997, comprised of $900,000 of base cash plus $6,100 of adjusted closing cash paid on the closing date and up to 2,895,638 of the Company's ordinary shares to be issued to PEL following the one-year anniversary of closing. The contingent stock consideration was valued at $58,897 on the closing date and will be revalued at each period end. For the three and nine months ended September 30, 2020, the fair value of the contingent stock consideration increased by $25,076 and $30,839, respectively, which was recorded to Transaction expenses in the Condensed Consolidated Statement of Operations. The corresponding liability increased to $89,736 as of September 30, 2020 which was recorded to Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet. See Note 19 — "Commitments and Contingencies” for more information. The DRG acquisition was accounted for using the

CLARIVATE PLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share data)
acquisition method of accounting. The excess of the purchase price over the net tangible and intangible assets is recorded to Goodwill and primarily reflects the assembled workforce and expected synergies. Goodwill is not deductible for tax purposes. Total transaction costs incurred in connection with the acquisition of DRG were $25,237 and $50,702 for the three and nine months ended September 30, 2020, respectively.

The amount of Revenues, net and Net loss resulting from the acquisition that are attributable to the Company's stockholders and included in the Condensed Consolidated Statements of Operations and Comprehensive Loss were as follows:

Three months ended September 30, 2020
Revenues, net (1)	$49,499
Net loss attributable to the Company's stockholders	$(454)
(1) Includes $2,017 of a deferred revenue haircut recognized during the three months ended September 30, 2020.

Nine Months Ended September 30, 2020
Revenues, net (1)	$113,206
Net loss attributable to the Company's stockholders	$(9,971)
(1) Includes $6,822 of a deferred revenue haircut recognized during the nine months ended September 30, 2020.

CLARIVATE PLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share data)
The purchase price allocation for the DRG acquisition as of the close date of February 28, 2020 is preliminary and may change upon completion of the determination of the fair value of assets acquired and liabilities assumed. The following table summarizes the preliminary purchase price allocation for this acquisition:

Total
Accounts receivable	$52,193
Prepaid expenses	4,295
Other current assets	68,001
Computer hardware and other property	4,136
Other intangible assets(1)	491,366
Other non-current assets	2,960
Operating lease right-of-use assets	25,099
Total assets	$648,050
Accounts payable	3,474
Accrued expenses and other current liabilities	88,561
Current portion of deferred revenue	35,126
Current portion of operating lease liabilities	5,188
Deferred income taxes	47,467
Non-current portion of deferred revenue	936
Operating lease liabilities	20,341
Total liabilities	201,093
Fair value of acquired identifiable assets and liabilities	$446,957

Purchase price, net of cash(2)	944,220
Less: Fair value of acquired identifiable assets and liabilities	446,957
Goodwill	$497,263
(1) Includes $3,966 of internally developed software in progress acquired.
(2) The Company acquired cash of $20,777.
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
During the three and nine months ended September 30, 2020, there were additional purchase accounting adjustments of $314 related to fixed assets, deferred revenue and legal accrual with a corresponding increase to goodwill and $1,804 related to the aforementioned items and a reduction in the valuation of assumed lease liabilities and a corresponding reduction in goodwill, respectively.

CLARIVATE PLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share data)
Unaudited pro forma information for the Company for the periods presented as if the acquisition had occurred January 1, 2019 is as follows:

	Three Months Ended September 30,
	2020	2019
Pro forma revenues, net	$286,377	$289,623
Pro forma net loss attributable to the Company's stockholders	(35,371)	(2,086)

	Nine Months Ended September 30,
	2020	2019
Pro forma revenues, net	$828,489	$843,560
Pro forma net loss attributable to the Company's stockholders	(97,883)	(203,833)
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
The unaudited pro forma results include certain pro forma adjustments to revenue and net loss that were directly attributable to the acquisition, assuming the acquisition had occurred on January 1, 2019, including the following: (i) additional amortization expense that would have been recognized relating to the acquired intangible assets, (ii) adjustments to interest expense to reflect the removal of DRG debt and the additional Company borrowings in conjunction with the acquisition, (iii) acquisition-related transaction costs and other one-time non-recurring costs which reduced expenses by $161 and $26,348 for the three and nine months ended September 30, 2020 and increased expenses by $161 and $26,787 for the three and nine months ended September 30, 2019.

Note 5: Assets and Liabilities Held for Sale and Divested Operations
As of September 30, 2020, the Company began the process of negotiating an agreement for the sale of certain non-core assets and liabilities. As of September 30, 2020, the assets and liabilities related to the divestment met the criteria for classification as assets held for sale on the Company’s balance sheet. In anticipation of the sale, current assets of $15,958 and long term assets of $20,101 were reclassified to current assets held for sale, while current liabilities of $24,650 and long term liabilities of $398 were reclassified to current liabilities held for sale.

The divestiture does not represent a strategic shift and did not have a major effect on the Company’s operations or financial results, as defined by ASC 205-20, Discontinued Operations; as a result, the divestiture did not meet the criteria to be classified as discontinued operations.

The carrying amount of major classes of assets and liabilities that are included in Assets held for sale and Liabilities held for sale at September 30, 2020 consist of the following:

CLARIVATE PLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share data)

Assets:
Current assets:
Accounts receivable	$6,774
Inventories	174
Prepaid expenses	9,010
Total current assets	15,958
Property, plant and equipment	25
Goodwill	9,129
Other intangible assets, net	10,232
Other non-current assets	602
Operating lease right-of-use assets	113
Total Assets held for sale	$36,059

Liabilities:
Current liabilities:
Accounts payable	$22
Accrued expenses and other current liabilities	6,068
Current portion of deferred revenues	18,480
Current portion of operating lease liabilities	80
Total current liabilities	24,650
Non-current portion of deferred revenues	363
Operating lease liabilities	35
Total Liabilities held for sale	$25,048

On November 3, 2019, the Company entered into an agreement with OpSec Security for the sale of certain assets and liabilities of its MarkMonitor Product Line within its IP Group. The divestiture closed on January 1, 2020 for a total purchase price of $3,751. An impairment charge of $18,431 was recognized in the Statement of Operations during the fourth quarter 2019 to write down the Assets and Liabilities of the disposal group to fair value. Of the total impairment charge, $17,967 related to the write down of intangible assets and $468 to the write down of goodwill. There was an immaterial loss on the divestiture recorded to Other operating income (expense), net during the nine months ended September 30, 2020. The Company used the proceeds for general business purposes.
The divestiture does not represent a strategic shift and did not have a major effect on the Company’s operations or financial results, as defined by ASC 205-20, Discontinued Operations; as a result, the divestitures did not meet the criteria to be classified as discontinued operations.

Note 6: Accounts Receivable
Our accounts receivable balance consists of the following as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
Accounts receivable	$248,382	$350,369
Less: Accounts receivable allowance	(9,744)	(16,511)
Accounts receivable, net	$238,638	$333,858

CLARIVATE PLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

Balance as of June 30, 2020	$11,074
Write-offs	(2,675)
Additional provisions	1,043
Exchange differences	302
Balance as of September 30, 2020	$9,744

Balance as of December 31, 2019	$16,511
Opening balance sheet adjustment related to ASU 2016 -13 adoption	10,097
Write-offs	(18,614)
Additional provisions	1,830
Exchange differences	(80)
Balance as of September 30, 2020	$9,744
The potential for credit losses is mitigated because customer creditworthiness is evaluated before credit is extended.
The Company recorded write-offs against the reserve of $2,675, $18,614 and 2,321 for the three and nine months ended September 30, 2020, and the year ended 2019, respectively.
We are monitoring the impacts from the COVID-19 pandemic on our customers and various counterparties. During the three and nine months ended September 30, 2020, the Company’s allowance for doubtful accounts and credit losses considered additional risk related to the pandemic. However, this risk to-date was not considered material.

Note 7: Leases

In the nine months ended September 30, 2020, the Company entered into an agreement to sublease an operating lease right of use asset. The Company recognized $397 and $1,106 of sublease income in the three and nine months ended September 30, 2020, respectively, within Other operating income (expense), net.
The Company evaluates long-lived assets for indicators of impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company considers a triggering event to have occurred upon exiting a facility if the expected undiscounted cash flows for the sublease period are less than the carrying value of the assets group. An impairment charge is recorded in the excess of each operating lease right-of-use asset's carrying amount over its estimated fair value. As a result, the Company recorded a non-cash impairment charge to Restructuring and impairment within the Condensed Consolidated Statement of Operations based on the estimate of future recoverable cash flows of $110 and $4,880 for three and nine months ended September 30, 2020, respectively. As part of the impairment charge, the carrying value of the Operating lease right of use asset was reduced by $4,880. See Note 21 — "Restructuring" for further information.

CLARIVATE PLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share data)
Note 8: Computer Hardware and Other Property, net
Computer hardware and other property, net consisted of the following:

	September 30, 2020	December 31, 2019
Computer hardware	$29,646	$24,620
Leasehold improvements	17,151	12,496
Furniture, fixtures and equipment	7,529	4,412
Total computer hardware and other property	54,326	41,528
Accumulated depreciation	(30,708)	(23,486)
Total computer hardware and other property, net	$23,618	$18,042

Depreciation expense amounted to $2,918 and $2,281 for the three months ended September 30, 2020 and 2019, respectively, and $8,151 and $6,463 for the nine months ended September 30, 2020 and 2019, respectively.

Note 9: Other Intangible Assets, net and Goodwill
Other Intangible Assets, net
The following tables summarize the gross carrying amounts and accumulated amortization of the Company’s identifiable intangible assets by major class:

	September 30, 2020			December 31, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Finite-lived intangible assets
Customer relationships	$651,647	$(194,003)	$457,644	$280,493	$(180,571)	$99,922
Databases and content	1,829,563	(431,393)	1,398,170	1,755,323	(342,385)	1,412,938
Computer software	351,262	(181,166)	170,096	285,701	(135,919)	149,782
Trade names	6,770	(830)	5,940	1,570	—	1,570
Backlog	28,090	(4,103)	23,987	—	—	—
Finite-lived intangible assets	2,867,332	(811,495)	2,055,837	2,323,087	(658,875)	1,664,212
Indefinite-lived intangible assets
Trade names	161,390	—	161,390	164,428	—	164,428
Total intangible assets	$3,028,722	$(811,495)	$2,217,227	$2,487,515	$(658,875)	$1,828,640

Amortization expense amounted to $65,696 and $41,656 for the three months ended September 30, 2020, and 2019, respectively, and $168,049 and $138,694 for the nine months ended September 30, 2020 and 2019, respectively.
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

Goodwill
The following table summarizes changes in the carrying amount of goodwill for the nine months ended September 30, 2020:

CLARIVATE PLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share data)

Balance as of December 31, 2019	$1,328,045
Acquisitions	497,263
Transferred to Assets held for sale	(9,129)
Changes due to foreign currency fluctuations	2,175
Balance as of September 30, 2020	$1,818,354

Note 10: Derivative Instruments
Interest Rate Swap Agreements
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
Changes in the fair value are recorded in Accumulated other comprehensive loss ("AOCI") and the amounts reclassified out of AOCI are recorded to Interest expense, net. The fair value of the interest rate swaps is recorded in Other current assets or Accrued expenses and other current liabilities and Other non-current assets or liabilities, according to the duration of related cash flows. The total fair value of the interest rate swaps was a liability of $6,667 as of September 30, 2020 and a liability of $2,778 as of December 31, 2019.
In March 2020, the Company amended all of its interest rate derivatives to reduce the 1% LIBOR floor to a 0% LIBOR floor. For the current derivatives, all other terms and conditions remain unchanged. The Company collected $1,737 in the nine months ended September 30, 2020 for the amendments of these derivatives. For the two forward starting swaps, an adjustment was made to reduce the weighted average fixed rate from 2.183% at December 31, 2019 to 1.695% at the amendment date.
The Company had a period of ineffectiveness related to the cash flow hedges in the three months ended March 31, 2020. The ineffectiveness was due to a drop in LIBOR rates below the LIBOR floor defined per the credit facilities, which were amended on March 31, 2020 resulting in a highly effective hedge. As a result of the ineffectiveness, the Company recognized a loss of $0 and $979 for the three and nine months ended September 30, 2020, respectively, which was recorded to Interest expense, net on the Condensed Consolidated Statement of Operations. As of September 30, 2020, there was no hedge ineffectiveness associated with the Company’s interest rate swaps.
The following table summarizes the changes in AOCI (net of tax) related to cash flow hedges for the three and nine months ended September 30, 2020:

CLARIVATE PLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share data)

AOCI balance at December 31, 2019	$(2,778)
Derivative losses recognized in Other comprehensive loss	(3,160)
Amount reclassified out of Other comprehensive loss to Net loss	270
AOCI balance at March 31, 2020	(5,668)
Derivative losses recognized in Other comprehensive loss	(1,109)
Amount reclassified out of Other comprehensive loss to Net loss	855
AOCI Balance at June 30, 2020	(5,922)
Derivative losses recognized in Other comprehensive loss	(66)
Amount reclassified out of Other comprehensive loss to Net loss	1,158
AOCI Balance at September 30, 2020	$(4,830)

The following table summarizes the changes in AOCI (net of tax) related to cash flow hedges for the three and nine months ended September 30, 2019:

AOCI balance at December 31, 2018	$3,644
Derivative losses recognized in Other comprehensive loss	(2,376)
Amount reclassified out of Other comprehensive loss to Net loss	430
AOCI balance at March 31, 2019	1,698
Derivative losses recognized in Other comprehensive loss	(4,247)
Amount reclassified out of Other comprehensive loss to Net loss	402
AOCI Balance at June 30, 2019	(2,147)
Derivative losses recognized in Other comprehensive loss	(1,271)
Amount reclassified out of Other comprehensive loss to Net loss	210
AOCI Balance at September 30, 2019	$(3,208)

Foreign Currency Forward Contracts

In September 2020, the Company entered into two foreign exchange forward contracts to reduce its exposure to variability in cash flows relating to funding of the repayment of CPA Global's parent company outstanding debt on October 1, 2020. The nominal amount of outstanding foreign currency contracts was $1,075,837 and $0 as of September 30, 2020 and December 31, 2019, respectively.

The Company accounts for these forward contracts at fair value and recognizes the associated realized and unrealized gains and losses in Other operating income, net in the Condensed Consolidated Statements of Operations, as the contracts are not designated as accounting hedges under the applicable sections of ASC Topic 815. The total fair value of the forward contracts represented an asset balance of $2,903 as of September 30, 2020, which was classified within Other current assets. The Company recognized a gain from the mark to market adjustment of $2,903, in Other operating income, net on the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2020.

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

CLARIVATE PLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Below is a summary of the valuation techniques used in determining fair value:
Derivatives - Derivatives consist of foreign exchange contracts and interest rate swaps. The fair value of foreign exchange contracts is based on observable market inputs of spot and forward rates or using other observable rates. The fair value of the interest rate swaps is the estimated amount that the Company would receive or pay to terminate such agreements, taking into account market interest rates and the remaining time to maturities or using market inputs with mid-market pricing as a practical expedient for bid-ask spread. See Note 10 — "Derivative Instruments" for additional information.
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
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The Company has determined that its forward contracts, included in other current assets, along with its interest rate swaps, included in Accrued expenses and other current liabilities and Other non-current liabilities according to the duration of related cash flows, reside within Level 2 of the fair value hierarchy.
In accordance with ASC 805, we estimated the fair value of the earn-outs using a Monte Carlo simulation. The amount of the earn-outs approximate fair value due to the short term nature of their remaining payments as of September 30, 2020 and December 31, 2019. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. As of September 30, 2020, the Company increased the earn-out liabilities related to Publons based on current period performance and paid the remaining earn-out liabilities related to TrademarkVision. These acquisitions occurred in 2017 and 2018, respectively. The amount payable is contingent upon the achievement of certain company specific milestones and performance metrics including number of cumulative users, cumulative reviews and annual revenue over a 1-year and 3-year period. Changes in the earn-out are recorded to Transaction expenses in the Condensed Consolidated Statement of Operations. There were no transfers of assets or liabilities between levels during the periods ended September 30, 2020 and December 31, 2019. The earn-out liability is recorded in Accrued expenses and other current liabilities and Other non-current liabilities and is classified as Level 3 in the fair value hierarchy.
As of September 30, 2020, the Company maintains a contingent stock liability based on observable market data relating to the DRG acquisition that occurred on February 28, 2020. Changes in the contingent stock liability are recorded to Transaction expenses in the Condensed Consolidated Statement of Operations. There were no transfers of assets or liabilities between levels during the periods ended September 30, 2020 and December 31, 2019. The contingent stock liability is recorded in Accrued expenses and other current liability and is classified as Level 2 in the fair value hierarchy. The amount is payable on the one year anniversary of the acquisition date and is contingent upon any indemnity losses or claims for indemnity losses as defined in the purchase agreement. This fair value measurement is based on observable market data and other indirect observable market inputs and thus represents a Level 2 measurement as defined in ASC 820.

CLARIVATE PLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share data)

The following table presents the changes in the earn-out, the only Level 3 item, for the three and nine months ended September 30, 2020:
Balance as of December 31, 2019	$11,100
Payment of earn-out liability (1)	(8,000)
Revaluations included in earnings	380
Balance as of March 31, 2020	3,480
Payment of earn-out liability	—
Revaluations included in earnings	130
Balance as of June 30, 2020	3,610
Payment of earn-out liability	—
Revaluations included in earnings	91
Balance as of September 30, 2020	$3,701

The following table presents the changes in the earn-out, the only Level 3 item, for the three and nine months ended September 30, 2019:
Balance as of December 31, 2018	$7,075
Payment of earn-out liability	—
Revaluations included in earnings	—
Balance as of March 31, 2019	7,075
Payment of earn-out liability	—
Revaluations included in earnings	469
Balance as of June 30, 2019	7,544
Payment of earn-out liability	—
Revaluations included in earnings	4,616
Balance as of September 30, 2019	$12,160
(1) See Note 19 - “Commitments and Contingencies” for further details.

The following table provides a summary of the Company's assets and liabilities that were recognized at fair value on a recurring basis as at September 30, 2020 and December 31, 2019:

CLARIVATE PLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share data)

	Level 1	Level 2	Level 3	Total Fair Value
September 30, 2020
Assets
Forward contracts asset	$—	$2,903	$—	$2,903
Total	$—	$2,903	$—	$2,903
Liabilities
Interest rate swap liability	$—	$6,667	$—	$6,667
Earn-out liability	—	—	3,701	3,701
Contingent stock liability	—	89,736	$—	89,736
Total	$—	$96,403	$3,701	$100,104

	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2019
Liabilities
Interest rate swap liability	$—	$2,778	$—	$2,778
Earn-out liability	—	—	11,100	11,100
Total	$—	$2,778	$11,100	$13,878
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

CLARIVATE PLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

Note 12: Pension and Other Post-Retirement Benefits
The components of net periodic benefit cost recognized in other comprehensive loss were as follows:

	Three Months Ended September 30,
	2020	2019
Service cost	$226	$220
Interest cost	79	80
Expected return on plan assets	(40)	(40)
Amortization of actuarial gains	(19)	(20)
Net periodic benefit cost	$246	$240

	Nine Months Ended September 30,
	2020	2019
Service cost	$661	$662
Interest cost	235	238
Expected return on plan assets	(118)	(120)
Amortization of actuarial gains	(57)	(49)
Net periodic benefit cost	$721	$731
Interest cost and expected return on plan assets are recorded in Interest expense, net on the accompanying Condensed Consolidated Statements of Operations.

Note 13: Debt
The following is a summary of the Company’s debt:

		September 30, 2020		December 31, 2019
Type	Maturity	Interest Rate	Carrying Value	Interest Rate	Carrying Value
Senior secured notes	2026	4.500%	700,000	4.500%	700,000
Term loan facility	2026	3.161%	1,250,550	5.049%	900,000
Revolving credit facility	2024	—%	—	5.049%	65,000
Total debt outstanding			1,950,550		1,665,000
Deferred financing charges			(24,963)		(25,205)
Term loan facility, discount			(1,994)		(2,184)
Short-term debt, including current portion of long-term debt			(12,600)		(9,000)
Long-term debt, net of current portion and deferred financing charges			$1,910,993		$1,628,611
In connection with the DRG acquisition, the Company incurred an incremental $360,000 of borrowings under our term loan facility and used the net proceeds from such borrowings to fund a portion of the DRG acquisition and to pay related fees and expenses. The additional term loan borrowings are covered by the same terms and covenant

CLARIVATE PLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
On October 1, 2020, in connection with the CPA Global acquisition, the Company incurred an incremental $1,600,000 of borrowings under our term loan facility and used the net proceeds from such borrowings to fund the repayment of CPA Global's parent company outstanding debt of $2,052,926 of outstanding debt. The additional term loan borrowings are covered by the same terms and covenant requirements of the existing term loan facility as described in the annual report on form 10-K as of December 31, 2019. Previously, the Company had secured the backstop of a $1,500,000 fully committed bridge facility. However, the Company obtained all required financing with proceeds from the additional term loan borrowings and the bridge facility remained undrawn through its expiration on closing of the acquisition. See Note 22 — "Subsequent Events" for additional information regarding the CPA Global acquisition.

During the nine months ended September 30, 2020, the Company paid down $65,000 on the revolving credit facility. The revolving credit facility has remained undrawn in the period subsequent to the pay down. The revolving credit facility is subject to a commitment fee of 0.50% per annum.
With respect to the credit facilities, the Company may be subject to certain maintenance covenants, including compliance with total first lien net leverage ratio, if certain conditions are met. These conditions were not met and the Company was not required to test compliance with these covenants as of September 30, 2020.
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
As of September 30, 2020, letters of credit totaling $4,958 were collateralized by the revolving credit facility. Notwithstanding the revolving credit facility, as of September 30, 2020, the Company had cash collateralized letters of credit totaling $37, all of which were not collateralized by the revolving credit facility. The Company’s cash from operations is expected to meet repayment needs on outstanding borrowings for a period of 12 months after the financial statement issuance date.
The carrying value of the Company’s variable interest rate debt, excluding unamortized debt issuance costs, approximates fair value due to the short-term nature of the interest rate benchmark rates. The fair value of the fixed rate debt is estimated based on market observable data for debt with similar prepayment features. The fair value of the Company’s debt was $1,924,197 and $1,692,750 at September 30, 2020 and December 31, 2019, respectively. The debt is considered a Level 2 liability under the fair value hierarchy.

On October 1, 2020, the Company borrowed $60,000 on the existing Revolving Credit Facility and used the net proceeds from such borrowings to fund the debt exinguishment costs in connection with funding of the repayment of CPA Global's parent company outstanding debt. $187,663 remains undrawn subsequent to the borrowing. See Note 22 — "Subsequent Events" for additional information regarding the CPA Global acquisition.

CLARIVATE PLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share data)

Note 14: Revenue
The tables below show the Company's disaggregated revenues for the periods presented:

	Three Months Ended September 30,
	2020	2019
Subscription revenues	$222,069	$200,813
Transactional revenues	64,398	42,252
Total revenues, gross	286,467	243,065
Deferred revenues adjustment(1)	(2,107)	(67)
Total revenues, net	$284,360	$242,998
(1) Reflects the deferred revenues adjustment as a result of purchase accounting.
	Nine Months Ended September 30,
	2020	2019
Subscription revenues	$631,873	$596,052
Transactional revenues	174,000	123,642
Total revenues, gross	805,873	719,694
Deferred revenues adjustment(1)	(7,421)	(362)
Total revenues, net	$798,452	$719,332
(1) Reflects the deferred revenues adjustment as a result of purchase accounting.

Contract Balances

	Accounts receivable, net	Current portion of deferred revenues	Non-current portion of deferred revenues
Opening (1/1/2020)	$333,858	$407,325	$19,723
Closing (9/30/2020)	238,638	326,098	24,080
(Increase)/decrease	$95,220	$81,227	$(4,357)

Opening (1/1/2019)	$331,295	$391,102	$17,112
Closing (9/30/2019)	226,997	330,786	21,299
(Increase)/decrease	$104,298	$60,316	$(4,187)
The amount of revenue recognized in the period that were included in the opening deferred revenues current and long-term balances were $339,589. This revenue consists primarily of subscription revenue.
Transaction Price Allocated to the Remaining Performance Obligation
As of September 30, 2020, approximately $48,486 of revenue is expected to be recognized in the future from remaining performance obligations, excluding contracts with durations of one year or less. The Company expects to recognize revenue on approximately 56.0% of these performance obligations over the next 12 months. Of the remaining 44.0%, 26.2% is expected to be recognized within the following year, with the final 17.8% expected to be recognized within years 3 to 10.

CLARIVATE PLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share data)
Note 15: Shareholders’ Equity
Pre-2019 Transaction
In March 2017, the Company formed the Management Incentive Plan under which certain employees of the Company may be eligible to purchase shares of the Company. In exchange for each share purchase subscription, the purchaser is entitled to a fully vested right to an ordinary share. Additionally, along with a subscription, employees receive a corresponding number of options to acquire additional ordinary shares subject to three years vesting. See Note 16 — “Employment and Compensation Arrangements” for additional detail related to the options. The Company received no net subscriptions for the three and nine months ended September 30, 2019.
Post-2019 Transaction
In June 2019, the Company formed the 2019 Incentive Award Plan under which employees of the Company may be eligible to purchase shares of the Company. See Note 16 — “Employment and Compensation Arrangements” for additional detail related to the 2019 Incentive Award Plan. In exchange for each share subscription purchased, the purchaser is entitled to a fully vested right to an ordinary share. At September 30, 2020 there were unlimited ordinary shares authorized, and 389,220,967 shares issued and outstanding, with a par value of $0.00. The Company did not hold any shares as treasury shares as of September 30, 2020 or December 31, 2019. The Company’s ordinary stockholders are entitled to one vote per share.
Warrants
During the period January 1, 2020 through February 21, 2020, 24,132,666 of the Company’s outstanding public warrants were exercised for one ordinary share per whole public warrant at a price of $11.50 per share. On February 20, 2020, we announced the redemption of all of our outstanding public warrants to purchase our ordinary shares that were issued as part of the units sold in the Churchill Capital Corp initial public offering that remained outstanding at 5:00 p.m. New York City time on March 23, 2020, for a redemption price of $0.01 per public warrant. In addition, our board of directors elected that, upon delivery of the notice of the redemption on February 20, 2020, all public warrants were to be exercised only on a “cashless basis.” Accordingly, by virtue of the cashless exercise of public warrants, exercising public warrant holders received 0.4626 of an ordinary share for each public warrant, and 4,747,432 ordinary shares were issued for public warrants exercised on a cashless basis and 4,649 public warrants were redeemed for $0.01 per public warrant. As of September 30, 2020, no public warrants were outstanding.
Merger Shares
On January 31, 2020, our Board agreed to waive all performance vesting conditions associated with the Merger Shares (as defined below). The Merger Shares were issued as ordinary shares to persons designated by Jerre Stead and Michael Klein on June 1, 2020 as part of the June 2020 underwritten public offering. See Note 16 — “Employment and Compensation Arrangements” for additional detail related to the Merger Shares.
DRG Acquisition Shares
In connection with the DRG acquisition, up to 2,895,638 ordinary shares of the Company are issuable to PEL following the one-year anniversary of the closing. See Note 4 — “Business Combinations” for additional details.
CPA Global Acquisition Shares
In connection with the CPA Global acquisition, on October 1, 2020, the Company issued as part of the purchase consideration, 216,683,778 ordinary shares of the Company. See Note 22 — "Subsequent Events" for additional information regarding the CPA Global acquisition.

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

CLARIVATE PLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share data)
A maximum aggregate amount of 60,000,000 ordinary shares are reserved for issuance under the 2019 Incentive Award Plan. Equity awards under the 2019 Incentive Award Plan may be issued in the form of options to purchase shares of the Company which are exercisable upon the occurrence of conditions specified within individual award agreements. As of September 30, 2020, 42,915,870 awards had been granted.
A summary of the Company’s share-based compensation is as follows:

	Three Months Ended September 30,
	2020	2019
Share-based compensation expense	$6,796	$9,567
Tax benefit recognized	$—	$45

	Nine Months Ended September 30,
	2020	2019
Share-based compensation expense	$31,121	$46,675
Tax benefit recognized	$—	$201

In the nine months ended September 30, 2020, the Company recognized additional Share-based compensation expense related to the modification of certain awards under the 2019 Incentive Award Plan. As of September 30, 2020, there was $24,577 of total unrecognized compensation cost, related to outstanding stock options and awards, which is expected to be recognized through 2024 with a remaining weighted-average service period of 1.0 year.
Stock Options
The Company’s stock option activity is summarized below:

	Number of Options	Weighted Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	20,880,225	$12.18	7.3	$105,119
Expired	(3,964)	29.33	0	—
Forfeited	(877,643)	12.05	0	—
Exercised	(11,507,094)	11.64	0	—
Outstanding as of September 30, 2020	8,491,524	12.91	6.4	153,700
Vested and exercisable at September 30, 2020	4,346,792	$12.91	5.5	$78,626
The aggregate intrinsic value in the table above represents the difference between the closing price of the Company's ordinary shares on September 30, 2020 and the exercise price of each in-the-money option. In the three and nine months ended September 30, 2020, 4,068,307 and 11,507,094 stock options were exercised, respectively. The tax benefit from the exercised options in the three and nine months ended September 30, 2020 was $314 and $1,652, respectively.
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

CLARIVATE PLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2019	293,182	$16.75
Granted	1,519,709	20.65
Vested	(174,829)	17.14
Forfeited	(35,921)	20.53
Outstanding as of September 30, 2020	1,602,141	$19.30
The total grant date fair value of RSUs that vested during the three and nine months ended September 30, 2020 was $76 and $2,996, respectively.
Performance Stock Units (“PSUs”)
The Company began granting PSUs to certain members of management on April 1, 2020 under the 2019 Incentive Award Plan. PSUs typically vest over three years and are subject to performance conditions for vesting. The fair value of the PSUs is based on the fair value of our ordinary shares on the date of grant and valued using a Monte Carlo simulation. In years one and two of the three yeaXr vesting period, it was not possible to predict the likelihood of achieving the target and therefore, the performance condition was deemed not probable as of September 30, 2020. Accordingly, no compensation expense was recognized for the three and nine months ended September 30, 2020.

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2019	—	$—
Granted	582,217	22.51
Outstanding as of September 30, 2020	582,217	$22.51

2019 Transaction Related Awards
Upon consummation of the 2019 Transaction, there were 7,000,000 ordinary shares of Clarivate (the "Merger Shares") issuable if the last sale price of Clarivate’s ordinary shares is at least $20.00 for 40 days over a 60 consecutive trading day period on or before the sixth anniversary of the closing of the 2019 Transaction. In accordance with the terms of the Sponsor Agreement and in connection with our merger with Churchill in 2019, the Merger Shares were issued to persons designated by Messrs. Stead and Klein. On January 31, 2020, our Board agreed to waive the performance vesting condition, and the Merger Shares became issuable on or prior to December 31, 2020 to persons designated by Messrs. Stead and Klein. We engaged a third party specialist to fair value the awards at the modification date using the Monte Carlo simulation approach. The assumptions in the model included, but were not limited to, risk-free interest rate, 1.33%; expected volatility of the Company's and its peer group's stock prices, 20.00%; and dividend yield, 0.00%. The Company has evaluated and recorded additional stock compensation expense as required upon the assignment of Merger Shares as applicable. The Merger Shares were issued as ordinary shares to persons designated by Jerre Stead and Michael Klein on June 1, 2020 as part of the June 2020 underwritten public offering. The Company recognized $0 and $13,720 of expense in the three and nine months ended September 30, 2020, respectively, in Share-based compensation expense as a result of the waived performance vesting conditions.
The Sponsor Agreement provided that certain ordinary shares of Clarivate available for distribution to persons designated in the Sponsor Agreement in connection with the Transactions, and certain Clarivate warrants available for distribution to such persons, in each case, were subject to certain time and performance-based vesting provisions described below.

CLARIVATE PLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share data)
The vesting conditions added to certain ordinary shares included the following:
5,309,713 ordinary shares of Clarivate held by persons designated in the Sponsor Agreement, will vest in three equal annual installments on the first, second and third anniversaries of the closing of the Transactions, respectively, and are not contingent on continuing or future service of the respective holders to the Company.
2,654,856 ordinary shares of Clarivate held by such persons will vest at such time as the last sale price of Clarivate's ordinary shares is at least $15.25 on or before the date that is 42 months after the closing of the Transactions; provided that none of such Clarivate ordinary shares will vest prior to the first anniversary of the closing of the transactions, not more than 1/3 of such Clarivate ordinary shares will vest prior to the second anniversary of the closing of the Transactions, and not more than 2/3 of such Clarivate ordinary shares will vest prior to the third anniversary of the closing of the Transactions. Further, such vesting is not contingent on continuing or future service of the respective holders to the Company.
2,654,856 ordinary shares of Clarivate held by such persons will vest at such time as the last sale price of Clarivate's ordinary shares is at least $17.50 on or before the fifth anniversary of the closing of the Transactions; provided that none of such Clarivate ordinary shares will vest prior to the first anniversary of the closing of the Transactions, not more than 1/3 of such Clarivate ordinary shares will vest prior to the second anniversary of the closing of the Transactions, and not more than 2/3 of such Clarivate ordinary shares will vest prior to the third anniversary of the closing of the Transactions. Further, such vesting is not contingent on continuing or future service of the respective holders to the Company.
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
In considering the terms of the transaction related awards, the Company notes that the time-based vesting restrictions are not conditioned on any continuing or future service of the holders to the Company and reflect “lockup” periods of the issuable shares. Further, the above-mentioned performance-based restrictions are considered market conditions pursuant to ASC 718, and are contemplated in the value of the awards. As such vesting restrictions were contemplated in conjunction with the granting of Merger Shares, the Company considered such terms of the total basket of transaction awards in determination of the fair value of the awards. As no continued or future service is required by the holders of such awards, the Company recognized compensation expense based on the fair value of such awards upon closing of the 2019 Transaction. The Company recognized $25,013 expense, net in Share-based compensation expense as of the date of the 2019 Transaction in accordance with the issuance of Merger Shares offset by the addition of vesting terms to certain ordinary shares and warrants, as described above. The expense includes the increases in value of $48,102 for the granting of Merger Shares, the increase in value of $1,193 for ordinary shares with only time vesting conditions, and the increase in value of shares purchased by the Founders immediately prior to the transaction of $4,411, all offset by the reduction in value of $9,396 for ordinary shares with performance vesting condition of $15.25, the reduction in value of $13,101 for ordinary shares with performance vesting condition of $17.50 and the reduction in value of $6,297 related to warrants. Pursuant to the Sponsor Agreement, certain founders of Churchill Capital Corp purchased an aggregate of 1,500,000 shares of Class
B common stock of Churchill immediately prior to the closing of the 2019 Transaction for an aggregate purchase price of $15,000.
We used a third-party specialist to fair value the awards at the Transactions close date of May 13, 2019 using the Monte Carlo simulation approach. The assumptions included in the model include, but are not limited to, risk-free interest rate, 2.20%; expected volatility of the Company's and the peer group's stock prices, 20.00%; and dividend yield, 0%. A discount for lack of marketability (“DLOM”) was applied to shares that are subject to remaining post vesting lock up restrictions. The DLOM was between 3% to 7%, dependent on the length of the post vesting restriction period.

CLARIVATE PLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share data)
On August 14, 2019, Clarivate (on its behalf and on behalf of its subsidiaries) agreed to waive the performance and time vesting conditions, described above, subject to the consummation of the secondary offering. These shares and warrants nevertheless remain subject to a lock-up for a period ranging from two to three years following the closing of the Mergers. We used a third-party specialist to fair value the awards at the modification date using the Monte Carlo simulation approach. The assumptions included in the model include, but are not limited to, risk-free interest rate, 1.42%; expected volatility of the Company's and the peer group's stock prices, 20.00%; and dividend yield, 0%. A DLOM was applied to shares that are subject to remaining post vesting lock up restrictions. The DLOM was between 3% to 7%, dependent on the length of the post vesting restriction period. Waiving the performance and time vesting conditions resulted in an immaterial impact to the Interim condensed Consolidated Statements of Operations.

Note 17: Income Taxes
During the three months ended September 30, 2020 and 2019, the Company recognized an income tax provision of $4,325 on loss before income tax of $32,908 and an income tax provision of $1,644 on income before income tax of $12,475, respectively. During the nine months ended September 30, 2020 and 2019, the Company recognized an income tax provision of $13,693 on loss before income tax of $99,032 and an income tax provision of $5,596 on loss before income tax of $120,594, respectively. The tax provision in each of the three and nine months ended September 30, 2020 and the three and nine months ended September 30, 2019, respectively, reflects the mix of taxing jurisdictions in which pre-tax profits and losses were recognized.

Note 18: Earnings per Share
Potential ordinary shares of 31,871,520 of Private Placement Warrants, DRG Transaction Shares, options, RSUs, and PSUs related to the 2019 Incentive Award Plan were excluded from diluted EPS for the three and nine months ended September 30, 2020, respectively, as the Company had a net loss and their inclusion would have been anti-dilutive or their performance metric was not met. Potential ordinary shares of 9,713,683 related to Merger Shares and options related to the 2019 Incentive Award Plan were excluded from diluted EPS for the three months ended September 30, 2019 as their inclusion would have been anti-dilutive or their performance metric was not met. Potential ordinary shares of 82,756,452 related to Private Placement Warrants, Public Warrants, Merger Shares and options related to the 2019 Incentive Award Plan were excluded from diluted EPS for the nine months ended September 30, 2019, as the Company had a net loss and their inclusion would have been anti-dilutive or their performance metric was not met. See Note 15 — "Shareholders' Equity" and Note 16 — "Employment and Compensation Arrangements” for a description.

The 2019 Transaction was accounted for as a reverse recapitalization in accordance with U.S. GAAP. See Note 1 — "Background and Nature of Operations". Accordingly, weighted-average shares outstanding for purposes of the EPS calculation have been retroactively recasted as shares reflecting the exchange ratio established in the 2019 Transaction (1.0 Jersey share to 132.13667 Clarivate shares).

The basic and diluted EPS computations for our ordinary shares are calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,
	2020	2019
Basic/Diluted EPS
Net income (loss) available to ordinary shareholders	$(37,233)	$10,831

Basic weighted-average number of ordinary shares outstanding	387,845,438	305,428,062
Diluted weighted-average number of ordinary shares outstanding	387,845,438	328,854,063

Basic EPS	$(0.10)	$0.04
Diluted EPS	$(0.10)	$0.03

CLARIVATE PLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share data)

	Nine Months Ended September 30,
	2020	2019
Basic/Diluted EPS
Net loss available to ordinary shareholders	$(112,725)	$(126,190)

Basic and diluted weighted-average number of ordinary shares outstanding	369,019,802	262,894,388
Basic and diluted EPS	$(0.31)	$(0.48)

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
Contingent Liabilities
In conjunction with the acquisition of Publons, the Company agreed to pay former shareholders up to an additional $9,500 through 2020. Amounts payable are contingent upon Publons' achievement of certain milestones and performance metrics. The Company paid $0 of the contingent purchase price during the nine months ended September 30, 2020. The Company had an outstanding liability for $3,701 and $3,100 related to the estimated fair value of this contingent consideration included in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, respectively.
In conjunction with the acquisition of Kopernio, the Company paid former shareholders $2,184 during the nine months ended September 30, 2020 due to the achievement of certain milestones and performance metrics.

In conjunction with the acquisition of TrademarkVision, the Company agreed to pay former shareholders a potential earn-out dependent upon achievement of certain milestones and financial performance metrics through 2020. Amounts payable are contingent upon TrademarkVision’s achievement of certain milestones and performance metrics. During the nine months ended September 30, 2020, the Company paid $8,000 of the contingent purchase price to complete the earn-out. As of September 30, 2020 and December 31, 2019, the Company had an outstanding liability for $0 and $8,000, respectively, related to the estimated fair value of this contingent consideration. The outstanding balance was included in Accrued expenses and other current liabilities as of December 31, 2019, in the Condensed Consolidated Balance Sheets.
In conjunction with the acquisition of DRG, the Company agreed to pay up to 2,895,638 shares as contingent stock consideration, valued at $58,897 on the closing date of the acquisition. See Note 4 — "Business Combinations" for more information on the contingent stock consideration. Amounts payable are contingent upon any indemnity losses or claims to indemnity losses occurring within that one-year period. The liability increased by $30,839 during the nine months ended September 30, 2020 due to an increase in the estimated fair value of this contingent stock consideration, which resulted in a liability of $89,736 as of September 30, 2020. The outstanding balance was included in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets as of September 30, 2020.

Note 20: Related Party and Former Parent Transactions
Onex Partners Advisor LP (“Onex”), an affiliate of the Company, is considered a related party. Concurrent with the Acquisition, the Company entered into a Consulting Services Agreement with Onex, pursuant to which the

CLARIVATE PLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share data)
Company is provided certain ongoing strategic and financing consulting services in exchange for a quarterly management fee. In connection with this agreement, the Company incurred $0 and $30 for the three months ended September 30, 2020, and 2019, respectively, and $0 and $419 for the nine months ended September 30, 2020 and 2019, respectively. The Company paid 0.1% interest per annum to Onex for the Credit Agreement. The Company incurred $0 and $223 for the three months ended September 30, 2020 and 2019, respectively, and $0 and $327 for the nine months ended September 30, 2020 and 2019 in interest expense for the Onex related interest. The Company had an outstanding liability of $6 and $3 to Onex as of September 30, 2020, and December 31, 2019, respectively. In addition, the Company paid Onex a management fee of $5,400 in connection with the 2019 Transaction in the second quarter of 2019. See Note 4 — "Business Combinations" for additional information.
BPEA, an affiliate of the Company, is considered a related party. Concurrently with our separation from Thomson Reuters ("Former Parent") in 2016, the Company entered into a Management Services Agreement with Baring, pursuant to which the Company is provided certain ongoing strategic and financing consulting services. In connection with this agreement, the Company recognized $0 for the three months ended September 30, 2020 and 2019, and $0 and $246 for the nine months ended September 30, 2020, and 2019, respectively, in operating expenses related to this agreement. The Company had an outstanding liability of $0 to Baring as of September 30, 2020, and December 31, 2019. In addition, the Company paid BPEA a management fee of $2,100 in connection with the 2019 Transaction in the second quarter of 2019. See Note 4 — "Business Combinations" for additional information.
In connection with our separation from Thomson Reuters in 2016, Bidco and a subsidiary of the Former Parent entered into the Transition Service Agreement, which became effective on October 3, 2016, pursuant to which such subsidiary of the Former Parent will, or will cause its affiliates and/or third-party service providers to, provide Bidco, its affiliates and/or third-party service providers with certain technology, facilities management, human resources, sourcing, financial, accounting, data management, marketing and other services to support the operation of the IP&S business as an independent company. Such services are provided by such subsidiary of the Former Parent or its affiliates and/or third-party service providers for various time periods and at various costs based upon the terms set forth in the Transition Service Agreement. Since September 2019 the company has not incurred fees from the Transaction Service agreement with Thomson Reuters.
A controlled affiliate of Baring is a vendor of ours. Total payments to this vendor were $227 and $126 for the three months ended September 30, 2020 and 2019, respectively, and $400 and $444 for the nine months ended September 30, 2020 and 2019, respectively. The Company had an outstanding liability of $125 and $160 as of September 30, 2020 and December 31, 2019, respectively.
Jerre Stead, Chief Executive Officer of the Company, is the Co-founder of a vendor of ours. Total payments to this vendor were $0 and $481 for the three months ended September 30, 2020 and 2019, respectively, and $0 and $481 for the nine months ended September 30, 2020 and 2019 respectively. The Company had an outstanding liability of $0 and $10 as of September 30, 2020 and December 31, 2019, respectively. This vendor was not a related party during the three and nine months ended September 30, 2020.
A former member of our key management is the Co-founder of a vendor of ours. Total payments to this vendor were $0 for the three months ended September 30, 2020 and 2019 and $0 and $278 for the nine months ended September 30, 2020 and 2019, respectively, and the Company had no outstanding liability as of September 30, 2020 and December 31, 2019. This vendor was not a related party during the nine months ended September 30, 2019.

One of our independent directors has an immediate family member who is a member of management within one of Clarivate’s customers. Total revenue from the Customer was $546 and $19 for the three months ended September 30, 2020 and 2019, respectively, and $1,075 and $28 for the nine months ended September 30, 2020 and 2019, respectively, and the Company had $0 and $4 outstanding receivables as of September 30, 2020 and December 31, 2019, respectively.

Note 21: Restructuring
The restructuring charges for the plans noted below were recognized in accordance with ASC 420, Exit or Disposal Cost Obligations or ASC 712, Compensation – Nonretirement Postemployment Benefits, as applicable. Liabilities were recognized in accordance with ASC 420 when the programs were approved, the employees to be terminated were identified, the terms of the arrangement were established, it was determined changes to the plan were unlikely to occur and the arrangements were communicated to employees. Liabilities for nonretirement postemployment benefits that fall under ASC 712 were recognized when the severance liability was determined to be probable of

CLARIVATE PLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share data)
being paid and reasonably estimable. The liabilities are recorded within Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. The corresponding expenses are recorded within Restructuring and impairment in the Quarterly Condensed Consolidated Statements of Operations. The payments associated with these actions are expected to be completed within 12 months from the balance sheet date.

Operation Simplification and Optimization Program
During the fourth quarter of 2019, the Company approved restructuring actions designed to streamline our operations by simplifying our organization and focusing on two product groups in planned phases. The following table summarizes the activity related to the restructuring reserves for the Operation Simplification and Optimization Program:

Operation Simplification and Optimization Program	Severance and Related Benefit Costs	Costs Associated with Exit and Disposal Costs (1)	Total
Reserve Balance as of December 31, 2019	$9,506	$—	$9,506
Expenses recorded	6,574	1,180	7,754
Payments made	(6,647)	—	(6,647)
Reserve Balance as of March 31, 2020	9,433	1,180	10,613
Expenses recorded	4,865	2,749	7,614
Payments made	(4,297)	(199)	(4,496)
Reserve Balance as of June 30, 2020	10,001	3,730	13,731
Expenses recorded	472	1,361	1,833
Payments made	(2,939)	(2,448)	(5,387)
Reserve Balance as of September 30, 2020	$7,534	$2,643	$10,177
(1) Relates primarily to location exit costs, legal and advisory fees.

The following table is a summary of charges incurred related to the Operation Simplification and Optimization Program in the three and nine months ended September 30, 2020.

	Three Months Ended September 30,
	2020	2019
Severance and related benefit costs	$472	$—
Costs associated with exit and disposal activities(1)	506	—
Costs associated with lease exit costs including impairment	855	—
Total	$1,833	$—

	Nine Months Ended September 30,
	2020	2019
Severance and related benefit costs	$11,911	$—
Costs associated with exit and disposal activities(1)	4,435	—
Costs associated with lease exit costs including impairment(2)	5,763	—
Total	$22,109	$—
(1) Relates primarily to contract exit costs, legal and advisory fees.
(2) Includes $4,880 of charges related to impairment of leases and $882 of lease exit costs.

DRG Acquisition Integration Program

CLARIVATE PLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share data)

During the second quarter of 2020, the Company approved restructuring actions designed to eliminate duplicative costs following the acquisition of DRG in planned phases. The following table summarizes the activity related to the restructuring reserves for the DRG Acquisition Integration:

DRG Acquisition Integration	Severance and Related Benefit Costs	Costs Associated with Exit and Disposal Costs(1)	Total
Reserve balance as of December 31, 2019	$—	$—	$—
Expenses recorded	3,312	12	3,324
Payments made	(1,252)	—	(1,252)
Reserve balance as of June 30, 2020	2,060	12	2,072
Expenses recorded	1,210	149	1,359
Payments made	(1,013)	(144)	(1,157)
Reserve balance as of September 30, 2020	$2,257	$17	$2,274
(1) Relates primarily to lease exit costs and legal and advisory fees.

The following table is a summary of charges incurred related to the DRG Acquisition Integration in the three and nine months ended September 30, 2020.

Three Months Ended September 30
2020
Severance and related benefit costs	$1,210
Costs associated with exit and disposal activities(1)	149
Total	$1,359

Nine Months Ended September 30,
2020
Severance and related benefit costs	$4,522
Costs associated with exit and disposal activities(1)	161
Total	$4,683
(1) Relates primary to lease exit costs and legal and advisory fees.

Note 22: Subsequent Events
On October 1, 2020, the Company completed the previously announced combination with CPA Global, a global leader in intellectual property software and tech-enabled services. Clarivate acquired all of the outstanding shares of CPA Global in a cash and stock transaction. The aggregate consideration in connection with the closing of the CPA Global acquisition was $8,722,563, net of $91,878 cash acquired and including an equity holdback consideration of $46,485. The aggregate consideration was comprised of (i) $6,761,515 from the issuance of up to 218,183,778 ordinary shares to Redtop Holdings Limited, a portfolio company of Leonard Green & Partners, L.P., representing approximately 35% pro forma fully diluted ownership of Clarivate and (ii) approximately $2,052,926 in cash to fund the repayment of CPA Global's parent company outstanding debt. Of the 218,306,663 ordinary shares issuable in the acquisition, Clarivate issued 216,683,778 ordinary shares as of October 1, 2020.

CLARIVATE PLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share data)

Issuance of 218,183,778 shares	$6,761,515
Cash paid for repayment CPA Global's parent company debt	2,052,926
Total purchase price	8,814,441
Cash acquired	(91,878)
Total purchase price, net of cash acquired	$8,722,563

The Company recorded costs related to the CPA Global combination within Transaction expense in the Quarterly Condensed Consolidated Statements of Operations during three and nine months ended September 30, 2020, as follows:

Accounting and legal fees	$8,493
Other	290
Total	$8,783

On October 1, 2020, in connection with the CPA Global acquisition, the Company incurred an incremental $1,600,000 of borrowings under our term loan facility and used the net proceeds from such borrowings to fund a portion of the repayment of CPA Global's $2,052,926 of outstanding debt. The Company borrowed $60,000 on the existing Revolving Credit Facility and used the net proceeds from such borrowings to fund the debt extinguishment costs in connection with funding of the repayment of CPA Global's outstanding debt. $187,663 remains undrawn subsequent to the borrowing.

On August 12, 2020, the company entered into an agreement pursuant to which, on October 26, 2020, it acquired control of Beijing IncoPat Technology Co., Ltd. (“IncoPat”), a leading patent information service provider in China via cash on hand. IncoPat is complementary to Clarivate’s intellectual property portfolio. The Company will consolidate the financial results of IncoPat beginning in the fourth quarter of 2020.

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
The aggregate consideration paid in connection with the closing of the DRG acquisition was $964,997, comprised of $900,000 of base cash plus $6,100 of adjusted closing cash paid on the closing date and up to 2,895,638 of the Company's ordinary shares to be issued to PEL following the one-year anniversary of closing. The contingent stock consideration was valued at $58,897 on the closing date and will be revalued at each period end and included in the Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.
February Offering
In February 2020, we completed an underwritten public offering of 27,600,000 of our ordinary shares, generating proceeds of $540,736, which we used to fund a portion of the cash consideration for the DRG acquisition. In addition, we incurred an incremental $360,000 of term loans under our term loan facility and used the net proceeds from such borrowings, together with cash on hand, to fund the remainder of the cash consideration for the DRG

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share and per share data, option price amounts, ratios or as noted)

acquisition and to pay related fees and expenses. As a result of the additional term loan, we had $1,250,550 outstanding on our term loan facility at September 30, 2020.
Acquisition of CPA Global
On October 1, 2020, the Company completed the previously announced combination with CPA Global, a global leader in intellectual property software and tech-enabled services. Clarivate acquired all of the outstanding shares of CPA Global in a cash and stock transaction. The aggregate consideration in connection with the closing of the CPA Global acquisition was $8,722,563, net of $91,878 cash acquired, including an equity holdback consideration of $46,485. The aggregate consideration was comprised of (i) $6,761,515 from the issuance of up to 218,183,778 ordinary shares to Redtop Holdings Limited, a portfolio company of Leonard Green & Partners, L.P., representing approximately 35% pro forma fully diluted ownership of Clarivate and (ii) approximately $2,052,926 in cash to fund the repayment of CPA Global's parent company outstanding debt. Of the 218,306,663 ordinary shares issuable in the acquisition, Clarivate issued 216,683,778 ordinary shares as of October 1, 2020.
In conjunction with the closing of the combination, the Company incurred an incremental $1,600,000 of term loans under our term loan facility and used the net proceeds from such borrowings, together with cash on hand, to fund the transaction.
MarkMonitor Brand Protection, Antipiracy and Antifraud Disposition
In November 2019, we entered into an agreement with an unrelated third-party for the sale of certain assets and liabilities of our MarkMonitor Product Line within the IP Group. The divestment closed in January 2020 for a consideration of approximately $3,751. An impairment charge of $18,431 was recognized in the Statement of Operations during the fourth quarter of 2019 to reduce the Assets Held for Sale to their fair value. Accordingly, we recorded an immaterial loss on the divestiture during the nine months ended September 30, 2020.
Disposition of Certain Non-core Assets and Liabilities
As of September 30, 2020, the Company began the process of negotiating an agreement for the sale of certain non-core assets and liabilities. As of September 30, 2020, the assets and liabilities related to the divestment met the criteria for classification as Assets held for sale on the Company’s Balance Sheet. In anticipation of the sale, current assets of $15,958 and Long term assets of $20,101 were reclassified to Current assets held for sale, while Current liabilities of $24,650 and Long term liabilities of $398 were reclassified to Current liabilities held for sale.

Restructuring
The restructuring charges for the plans noted below were recognized in accordance with ASC 420, Exit or Disposal Cost Obligations or ASC 712, Compensation – Nonretirement Postemployment Benefits, as applicable. Liabilities were recognized in accordance with ASC 420 when the programs were approved, the employees to be terminated were identified, the terms of the arrangement were established, it was determined changes to the plan were unlikely to occur and the arrangements were communicated to employees. Liabilities for nonretirement postemployment benefits that fall under ASC 712 were recognized when the severance liability was determined to be probable of being paid and reasonably estimable.
Operation Simplification and Optimization Program
During the fourth quarter of 2019, the Company approved restructuring actions designed to streamline our operations by simplifying our organization and focusing on two product groups in planned phases. As a result of these actions, the Company expects to record total pre-tax restructuring charges of approximately $49,000 for all phases of the program. Approximately $33,000 of costs have been incurred to date under the program and a total remaining of approximately $16,000 are expected to be incurred in 2020. This estimate includes approximately $4,000 for severance related charges and approximately $12,000 of estimated maximum lease exit costs, assuming no sublease agreements are entered into.
During the three and nine months ended September 30, 2020, the Company recorded pre-tax charges of $1,833 and $22,109, respectively, recognized within Restructuring and impairment in the Condensed Consolidated Statement of Operations comprised of $855 and $5,763 of lease impairment and location exit costs, $506 and $4,435 of contract exit costs and legal and advisory fees and $472 and $11,911 of severance and related benefit costs, respectively.
DRG Acquisition Integration Program

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share and per share data, option price amounts, ratios or as noted)

During the second quarter of 2020, the Company approved restructuring actions designed to eliminate duplicative costs following the acquisition of DRG in planned phases. As a result of these actions, the company expects to record total pre-tax restructuring charges of approximately $14,800 for all phases of the program. Approximately $10,800 of costs have been incurred to date under the program and $4,000 are expected to be incurred for all phases associated with this charge which is expected to be substantially complete in 2020. This estimate includes approximately $0 for severance related charges and approximately $4,000 of estimated maximum lease exit costs, assuming no sublease agreements are entered into.
During the three and nine months ended September 30, 2020, the Company recorded pre-tax charges of $1,359 and $4,683, respectively, recognized in Restructuring and impairment in the Condensed Consolidated Statement of Operations comprised of $149 and $161 of asset related charges and $1,210 and $4,522 of severance and related benefit costs.
June Ordinary Share Offering
In June 2020, we completed an underwritten public offering of 50,400,000 of our ordinary shares (including 2,400,000 ordinary shares pursuant to the underwriters' option to purchase up to an additional 7,200,000 ordinary shares from certain selling shareholders) at a share price of $22.50. Of the 50,400,000 ordinary shares, 14,000,000 ordinary shares were offered by Clarivate and 36,400,000 ordinary shares were offered by selling shareholders, including 20,821,765 ordinary shares from Onex, 8,097,354 ordinary shares from Baring and 7,480,881 ordinary shares from Directors, Executive Officers and other shareholders. The underwriters' option to purchase the remaining 4,800,000 ordinary shares from certain selling shareholders expired on July 3, 2020.
The Company received approximately $304,030 in net proceeds from the sale of ordinary shares offered by the Company, after deducting underwriting discounts and estimated offering expenses payable. We used the net proceeds, in conjunction with the new $1,600,000 incremental term loan facility available to Clarivate on October 1, 2020, to fund the repayment of CPA Global's $2,052,926 of outstanding debt. The Company did not receive any proceeds from the secondary ordinary shares sold by the selling shareholders.

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
Amortization
Amortization expense relates to our finite-lived intangible assets, including mainly databases and content, customer relationships, internally generated computer software and trade names. These assets are amortized over periods of between two and 20 years. Definite-lived intangible assets are tested for impairment when indicators are present, and, if impaired, are written down to fair value based on discounted cash flows. No impairment of intangible assets has been identified during any financial period included in our accompanying unaudited Condensed Consolidated Financial Statements.
Transaction Expenses
Transaction expenses are incurred to complete business combination transactions, including costs incurred to complete business combination transactions, including acquisitions, dispositions and capital market activities and include advisory, legal, and other professional and consulting costs.
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
Restructuring and Impairment
Restructuring expense includes costs associated with involuntary termination benefits provided to employees under the terms of a one-time or ongoing benefit arrangements, certain contract termination costs, and other costs associated with an exit or disposal activity.
Legal Settlement
Legal settlement represents a net gain recorded for cash received in relation to closure of a confidential legal matter.
Other Operating Income (Expense), Net
Other operating income (expense), net consists of gains or losses related to legal settlements and the disposal of our assets, asset impairments or write-downs and the consolidated impact of re-measurement of the assets and liabilities of our company, sublease income, gain recognized on foreign exchange contract settlement and our subsidiaries that are denominated in currencies other than each relevant entity's functional currency.

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
Adjusted EBITDA and Adjusted EBITDA margin
Adjusted EBITDA is presented because it is a basis upon which our management assesses our performance, and we believe it is useful for investors to understand the underlying trends of our operations. See “— Certain Non-GAAP Measures — Adjusted EBITDA and Adjusted EBITDA margin” for important information on the limitations of Adjusted EBITDA and its reconciliation to our Net loss under U.S. GAAP. Adjusted EBITDA represents net loss before provision for income taxes, depreciation and amortization, interest income and expense adjusted to exclude acquisition or disposal-related transaction costs (such costs include net income from continuing operations before provision for income taxes, depreciation and amortization and interest income and expense from divestitures), losses on extinguishment of debt, stock-based compensation, unrealized foreign currency gains/(losses), costs associated with the transition services agreement with Thomson Reuters, which we entered into in connection with our separation from Thomson Reuters in 2016, separation and integration costs, transformational and restructuring expenses, acquisition-related adjustments to deferred revenues, costs related to our merger with Churchill Capital Corp in 2019, non-cash income/(loss) on equity and cost method investments, non-operating income or expense, the impact of certain non-cash, legal settlements and other items that are included in net income for the period that the Company does not consider indicative of its ongoing operating performance and certain unusual items impacting results in a particular period. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by Adjusted Revenues.
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
We monitor ACV because it represents a leading indicator of the potential subscription revenues that may be generated from our existing customer base over the upcoming 12-month period. Measurement of subscription revenues as a key operating metric is particularly relevant because a majority of our revenues are generated through subscription-based products, which accounted for 77.5% and 82.6% in each of the three months ended September 30, 2020 and 2019 and 78.4% and 82.8% for the nine months ended September 30, 2020 and 2019, respectively. We calculate and monitor ACV for each of our Groups and use the metric as part of our evaluation of our business and trends.
The amount of actual subscription revenues that we earn over any 12-month period are likely to differ from ACV at the beginning of that period, sometimes significantly. This may occur for numerous reasons, including subsequent changes in annual revenue renewal rates, impact of price increases (or decreases), cancellations, upgrades and downgrades, and acquisitions and divestitures.
We calculate the ACV on a constant currency basis to exclude the effect of foreign currency fluctuations.
The following table presents ACV as of the dates indicated:

	September 30,		Variance
(in thousands, except percentages)	2020	2019	$	%
Annualized contract value	$860,932	$788,700	$72,232	9.2%
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
The impact of upgrades, new subscriptions and product price increases is reflected in ACV, but not in annual revenue renewal rates. Our annual revenue renewal rates were 91.0% and 90.6% for the nine months ended September 30, 2020 and 2019, respectively.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except per share and per share data, option price amounts, ratios or as noted)

Results of Operations
The following table presents the results of operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Variance Increase / (Decrease)
	2020	2019	$	%
(in thousands, except percentages)
Revenues, net	$284,360	$242,998	$41,362	17.0%
Cost of revenues, excluding depreciation and amortization	(91,805)	(87,117)	4,688	5.4%
Selling, general and administrative costs, excluding depreciation and amortization	(91,319)	(96,017)	(4,698)	(4.9)%
Share-based compensation expense	(6,796)	(9,567)	(2,771)	(29.0)%
Depreciation	(2,918)	(2,281)	637	27.9%
Amortization	(65,696)	(41,656)	24,040	57.7%
Transaction expenses	(34,938)	(8,645)	26,293	N/M
Transition, integration and other related expenses	(222)	(3,327)	(3,105)	(93.3)%
Restructuring and impairment	(3,192)	—	3,192	N/M
Legal settlement	—	39,399	(39,399)	N/M
Other operating income (expense), net	(138)	2,057	(2,195)	N/M
Total operating expenses	(297,024)	(207,154)	(89,870)	(43.4)%
Income (loss) from operations	(12,664)	35,844	(48,508)	N/M
Interest expense, net	(20,244)	(23,369)	(3,125)	(13.4)%
Income (loss) before income tax	(32,908)	12,475	(45,383)	N/M
Provision for income taxes	(4,325)	(1,644)	2,681	N/M
Net income (loss)	$(37,233)	$10,831	$(48,064)	N/M

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except share and per share data, option price amounts, ratios or as noted)

The following table presents the results of operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,		Variance Increase / (Decrease)
	2020	2019	$	%
(in thousands, except percentages)	(unaudited)
Revenues, net	$798,452	$719,332	$79,120	11.0%
Cost of revenues, excluding depreciation and amortization	(265,063)	(264,013)	1,050	0.4%
Selling, general and administrative costs, excluding depreciation and amortization	(266,749)	(280,766)	(14,017)	(5.0)%
Share-based compensation expense	(31,121)	(46,675)	(15,554)	(33.3)%
Depreciation	(8,151)	(6,463)	1,688	26.1%
Amortization	(168,049)	(138,694)	29,355	21.2%
Transaction expenses	(70,154)	(42,073)	28,081	66.7%
Transition, integration and other related expenses	(3,774)	(9,750)	(5,976)	(61.3)%
Restructuring and impairment	(26,792)	—	26,792	N/M
Legal settlement	—	39,399	(39,399)	N/M
Other operating income, net	14,675	3,047	11,628	N/M
Total operating expenses	(825,178)	(745,988)	(79,190)	(10.6)%
Loss from operations	(26,726)	(26,656)	(70)	(0.3)%
Interest expense, net	(72,306)	(93,938)	(21,632)	(23.0)%
Loss before income tax	(99,032)	(120,594)	21,562	17.9%
Provision for income taxes	(13,693)	(5,596)	8,097	N/M
Net loss	$(112,725)	$(126,190)	$13,465	10.7%

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Revenues, Net
Revenues, net of $284,360 for the three months ended September 30, 2020, increased by $41,362, or 17.0%, from $242,998 for the three months ended September 30, 2019. On a constant currency basis, Revenues, net increased $37,048, or 15.2% for the three months ended September 30, 2020. Revenues, net of $798,452 for the nine months ended September 30, 2020, increased by $79,120, or 11.0%, from $719,332 for the nine months ended September 30, 2019. On a constant currency basis, Revenues, net increased $79,612, or 11.1% for the nine months ended September 30, 2020.
Adjusted Revenues, which excludes the impact of the deferred revenues adjustment, increased $43,402, or 17.9%, to $286,467 in the three months ended September 30, 2020 from $243,065 in the three months ended September 30, 2019. On a constant currency basis, Adjusted Revenues increased $39,088, or 16.1% for the three months ended September 30, 2020. Adjusted Revenues increased $86,179, or 12.0%, to $805,873 in the nine months ended September 30, 2020 from $719,694 in the nine months ended September 30, 2019. On a constant currency basis, Adjusted Revenues increased $86,671, or 12.0% for the nine months ended September 30, 2020. For an explanation of our calculation of Adjusted Revenues and the limitations as to its usefulness, see “— Certain Non-GAAP Measures — Adjusted Revenues, Adjusted Subscription Revenues and Adjusted Transactional Revenues.”
The following tables present the amounts of our subscription and transactional revenues for the periods indicated, as well the drivers of the variances between periods, including as a percentage of such revenues.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except share and per share data, option price amounts, ratios or as noted)

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
	Three Months Ended September 30,		Total Variance (Dollars)	Total Variance (Percentage)	Acquisitive	Disposal	FX Impact	Organic
(in thousands, except percentages)	2020	2019
Subscription revenues	$222,069	$200,813	$21,256	10.6%	11.7%	(6.5)%	1.9%	3.5%
Transactional revenues	64,398	42,252	22,146	52.4%	67.8%	(0.5)%	1.3%	(16.2)%
Deferred revenues adjustment (1)	(2,107)	(67)	(2,040)	NM	NM	—%	—%	61.0%
Revenues, net	$284,360	$242,998	$41,362	17.0%	20.6%	(5.5)%	1.8%	0.2%
Deferred revenues adjustment (1)	2,107	67	2,040	NM	NM	—%	—%	(61.0)%
Adjusted Revenues, net	$286,467	$243,065	$43,402	17.9%	21.5%	(5.5)%	1.8%	0.1%
(1) Reflects the deferred revenues adjustment as a result of purchase accounting.
Subscription revenues increased by $21,256, or 10.6% for the three months ended September 30, 2020. On a constant currency basis, subscription revenues increased by $17,502, or 8.7%. Acquisitive subscription growth was generated from the acquisitions of Darts-ip in November 2019 ("Darts Transaction") and DRG in February 2020 ("DRG Transaction"). Disposal subscription reduction was derived from the divestiture of the MarkMonitor Brand Protection, Antipiracy, and Antifraud products in January 2020 ("MarkMonitor Transaction"). Organic subscription revenues increased primarily due to price increases and new business.

Transactional revenues increased by $22,146, or 52.4% for the three months ended September 30, 2020. On a constant currency basis, transactional revenues increased by $21,586, or 51.1%. Acquisitive transactional growth was generated from the DRG Transaction. Disposal transactional reduction was derived from the MarkMonitor Transaction. Organic transactional revenues decreased due to an overall decrease in demand primarily driven by economic conditions resulting from the COVID-19 pandemic.

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
	Nine Months Ended September 30,		Total Variance (Dollars)	Total Variance (Percentage)	Acquisitive	Disposal	FX Impact	Organic
(in thousands, except percentages)	2020	2019
Subscription revenues	$631,873	$596,052	$35,821	6.0%	9.5%	(6.9)%	(0.1)%	3.5%
Transactional revenues	174,000	123,642	50,358	40.7%	52.1%	(0.9)%	(0.1)%	(10.4)%
Deferred revenues adjustment (1)	(7,421)	(362)	(7,059)	NM	NM	—%	—%	69.4%
Revenues, net	$798,452	$719,332	$79,120	11.0%	15.8%	(5.9)%	(0.1)%	1.2%
Deferred revenues adjustment (1)	7,421	362	7,059	NM	NM	—%	—%	(69.4)%
Adjusted Revenues, net	$805,873	$719,694	$86,179	12.0%	16.8%	(5.9)%	(0.1)%	1.2%
(1) Reflects the deferred revenues adjustment as a result of purchase accounting.
Subscription revenues increased by $35,821, or 6.0% for the nine months ended September 30, 2020. On a constant currency basis, subscription revenues increased by $36,182, or 6.1%. Acquisitive subscription growth was generated from the Darts Transaction and DRG Transaction. Disposal subscription revenues reduction was derived from the MarkMonitor Transaction. Organic subscription revenues increased primarily due to price increases and new business.
Transactional revenues increased by $50,358, or 40.7% for the nine months ended September 30, 2020. On a constant currency basis, transactional revenues increased by $50,490, or 40.8%. Acquisitive transactional growth was generated from the DRG Transaction. Disposal transactional reduction was derived from the MarkMonitor Transaction. Organic transactional revenues decreased due to an overall decrease in demand primarily driven by economic conditions resulting from the COVID-19 pandemic.
The table below presents our revenue split by geographic region for the periods indicated, as well the drivers of the variances between periods, including as a percentage of such revenues.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except share and per share data, option price amounts, ratios or as noted)

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
Revenues by Geography	Three Months Ended September 30,		Total Variance (Dollars)	Total Variance (Percentage)	Acquisitive	Disposal	FX Impact	Organic
(in thousands, except percentages)	2020	2019
Americas	$146,213	$114,937	$31,276	27.2%	33.4%	(7.7)%	0.2%	1.3%
Europe/Middle East/Africa	77,552	68,659	8,893	13.0%	16.1%	(5.0)%	3.7%	(1.8)%
Asia Pacific	$62,702	59,469	$3,233	5.4%	4.6%	(1.6)%	2.5%	(0.1)%
Deferred revenues adjustment (1)	(2,107)	(67)	(2,040)	NM	NM	—%	—%	61.0%
Revenues, net	$284,360	$242,998	$41,362	17.0%	20.6%	(5.5)%	1.8%	0.2%
Deferred revenues adjustment (1)	2,107	67	2,040	NM	NM	—%	—%	(61.0)%
Adjusted Revenues	$286,467	$243,065	$43,402	17.9%	21.5%	(5.5)%	1.8%	0.1%
(1) Reflects the deferred revenues adjustment as a result of purchase accounting.
Acquisitive growth for all regions was related to the Darts Transaction and DRG Transaction. Disposal reduction for all regions was derived from the MarkMonitor Transaction. On a constant currency basis, Americas revenues increased by $31,008, or 27.0%, with organic growth due to improved subscription revenues. On a constant currency basis, Europe/Middle East/Africa revenues increased by $6,335, or 9.2%, with an organic decline due to lower transactional revenues due to an overall decrease in demand primarily driven by economic conditions resulting from the COVID-19 pandemic, partially offset by improved subscription revenues. On a constant currency basis, Asia Pacific revenues increased $1,745, or 2.9% with an organic decline due to lower transactional revenues due to an overall decrease in demand primarily driven by economic conditions resulting from the COVID-19 pandemic, partially offset by improved subscription revenues.

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
Revenues by Geography	Nine Months Ended September 30,		Total Variance (Dollars)	Total Variance (Percentage)	Acquisitive	Disposal	FX Impact	Organic
(in thousands, except percentages)	2020	2019
Americas	$405,791	$345,180	$60,611	17.6%	25.9%	(8.1)%	—%	(0.2)%
Europe/Middle East/Africa	218,195	203,850	14,345	7.0%	12.1%	(5.5)%	(0.2)%	0.5%
Asia Pacific	$181,887	170,664	$11,223	6.6%	3.9%	(1.8)%	—%	4.4%
Deferred revenues adjustment (1)	(7,421)	(362)	(7,059)	NM	NM	—%	—%	69.4%
Revenues, net	$798,452	$719,332	$79,120	11.0%	15.8%	(5.9)%	(0.1)%	1.2%
Deferred revenues adjustment (1)	7,421	362	7,059	NM	NM	—%	—%	(69.4)%
Adjusted Revenues	$805,873	$719,694	$86,179	12.0%	16.8%	(5.9)%	(0.1)%	1.2%
(1) Reflects the deferred revenues adjustment as a result of purchase accounting.
Acquisitive growth for all regions was related to the Darts Transaction and DRG Transaction. Disposal reduction for all regions was derived from the MarkMonitor Transaction. On a constant currency basis, Americas revenues increased by $60,701, or 17.6% with organic decline due to lower transactional revenues due to an overall decrease in demand primarily driven by economic conditions resulting from the COVID-19 pandemic, offset by improved subscription revenues. On a constant currency basis, Europe/Middle East/Africa revenues increased by $14,763, or 7.2%, with organic growth due to improved subscription revenues. On a constant currency basis, Asia Pacific revenues increased $11,207, or 6.6%, with organic growth due to improved subscription revenues.
The following tables, and the discussion that follows, present our revenues by Product Group for the periods indicated, as well the drivers of the variances between periods, including as a percentage of such revenues.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except share and per share data, option price amounts, ratios or as noted)

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
Revenues by Product Group	Three Months Ended September 30,		Total Variance (Dollars)	Total Variance (Percentage)	Acquisitive	Disposal	FX Impact	Organic
(in thousands, except percentages)	2020	2019
Science Product Group	$190,718	$136,060	$54,658	40.2%	36.4%	—%	2.3%	1.5%
IP Product Group	95,749	107,005	(11,256)	(10.5)%	2.5%	(12.4)%	1.1%	(1.7)%
Deferred revenues adjustment (1)	(2,107)	(67)	(2,040)	NM	NM	—%	—%	61.0%
Revenues, net	$284,360	$242,998	$41,362	17.0%	20.6%	(5.5)%	1.8%	0.2%
Deferred revenues adjustment (1)	2,107	67	2,040	NM	NM	—%	—%	(61.0)%
Adjusted revenues	$286,467	$243,065	$43,402	17.9%	21.5%	(5.5)%	1.8%	0.1%
(1) Reflects the deferred revenues adjustment as a result of purchase accounting.
Science Product Group: Revenues of $190,718 for the three months ended September 30, 2020 increased $54,658, or 40.2% from $136,060 for the three months ended September 30, 2019. On a constant currency basis, revenues increased by $51,566, or 37.9%, driven by acquisitive and subscription revenue growth. Acquisitive growth was generated from the DRG Transaction. Organic revenues increased due to price increases and new business in subscription revenues, partially offset by lower transactional revenues due to a decline in demand primarily driven by economic conditions resulting from the COVID-19 pandemic.

IP Product Group: Revenues of $95,749 for the three months ended September 30, 2020 decreased $11,256, or 10.5% from $107,005 for the three months ended September 30, 2019. On a constant currency basis, revenue decreased $12,478, or 11.8%, driven by a disposal reduction and a decrease in transactional revenues, offset by increases to acquisitive growth. Disposal reduction was derived from the MarkMonitor Transaction. Organic revenues decreased due to lower transaction revenues due to a decrease in demand primarily driven by economic conditions resulting from the COVID-19 pandemic, offset by improved subscription revenues driven by new business and price increases. Acquisitive growth was generated from the Darts Transaction.

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
Revenues by Product Group	Nine Months Ended September 30,		Total Variance (Dollars)	Total Variance (Percentage)	Acquisitive	Disposal	FX Impact	Organic
(in thousands, except percentages)	2020	2019
Science Product Group	$521,649	$401,392	$120,257	30.0%	28.2%	—%	(0.1)%	1.9%
IP Product Group	284,224	318,302	(34,078)	(10.7)%	2.4%	(13.3)%	—%	—%
Deferred revenues adjustment (1)	(7,421)	(362)	(7,059)	NM	NM	—%	—%	69.4%
Revenues, net	$798,452	$719,332	$79,120	11.0%	15.8%	(5.9)%	(0.1)%	1.2%
Deferred revenues adjustment (1)	7,421	362	7,059	NM	NM	—%	—%	(69.4)%
Adjusted revenues	$805,873	$719,694	$86,179	12.0%	16.8%	(5.9)%	(0.1)%	1.2%
(1) Reflects the deferred revenues adjustment as a result of purchase accounting.
Science Product Group: Revenues of $521,649 for the nine months ended September 30, 2020 increased $120,257, or 30.0% from $401,392 for the nine months ended September 30, 2019. On a constant currency basis, revenues increased by $120,816, or 30.1%, driven by acquisitive and subscription revenue growth. Acquisitive growth was generated from the DRG Transaction. Organic revenues increased due to price increases and new business in subscription revenues, partially offset by a lower transactional revenues due to a decline in demand primarily driven by economic conditions resulting from the COVID-19 pandemic..

IP Product Group: Revenues of $284,224 for the nine months ended September 30, 2020 decreased $34,078, or 10.7% from $318,302 for the nine months ended September 30, 2019. On a constant currency basis, revenue decreased $34,116, or 10.8% driven by a disposal reductions and a decrease in transactional revenues, offset by increases to acquisitive growth. Disposal reduction was derived from the MarkMonitor Transaction. Acquisitive growth was generated from the Darts Transaction. Organic revenues increased due to an increase subscription revenue driven by content upgrades, offset by lower transactional revenues due to a decline in demand primarily driven by economic conditions resulting from the COVID-19 pandemic.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except share and per share data, option price amounts, ratios or as noted)

Cost of Revenues, Excluding Depreciation and Amortization
Cost of revenues of $91,805 for the three months ended September 30, 2020 increased by $4,688, or 5.4%, from $87,117 for the three months ended September 30, 2019. Cost of revenues of $265,063 for the nine months ended September 30, 2020 increased by $1,050, or 0.4%, from $264,013 for the nine months ended September 30, 2019. On a constant currency basis, cost of revenues increased by $4,027 or 4.6% for the three months ended September 30, 2020 primarily due to additional costs related to DRG, which was acquired in February 2020, offset by a decrease in costs associated with the transition service agreement, employee related costs and outside services including consulting fees, as well as the MarkMonitor Transaction in January 2020. On a constant currency basis, cost of revenues increased by $2,293 or 0.9% for the nine months ended September 30, 2020 primarily due to additional costs related to DRG, which was acquired in February 2020, offset by a decrease in costs associated with the transition service agreement, employee related costs and outside services including consulting fees, as well as the MarkMonitor Transaction in January 2020.

Selling, General and Administrative, Excluding Depreciation and Amortization
Selling, general and administrative expense of $91,319 for the three months ended September 30, 2020, decreased by $4,698, or 4.9%, from $96,017 for the three months ended September 30, 2019. Selling, general and administrative expense of $266,749 for the nine months ended September 30, 2020, decreased by $14,017, or 5.0%, from $280,766 for the nine months ended September 30, 2019. On a constant currency basis, Selling, general and administrative expenses decreased by $5,354, or 5.6%, for the three months ended September 30, 2020 primarily due to a decrease in costs associated with transition service agreement, employee related costs, outside services including consulting fees and marketing costs, offset by additional costs related to DRG, which was acquired in February 2020. On a constant currency basis, Selling, general and administrative expense decreased 13,113, or 4.7%, for the nine months ended September 30, 2020 primarily due to a decrease in costs associated with transition service agreement, employee related costs, outside services including consulting fees and marketing costs, offset by additional costs related to DRG.
Share-based Compensation
Share-based compensation expense of $6,796 for the three months ended September 30, 2020 decreased by $2,771, or 29.0% from $9,567 for the three months ended September 30, 2019. Share-based compensation expense of $31,121 for the nine months ended September 30, 2020 decreased by $15,554, or 33.3% from $46,675 for the nine months ended September 30, 2019. The decrease in the three and nine months ended September 30, 2020 was largely due to accelerated vesting, additional awards granted, and expense related to our merger with Churchill Capital Corp in 2019. This decrease was partially offset by additional expense related to the waived performance vesting condition associated with the Merger Shares in Q1 2020 and the issuance of RSUs in the nine months ended September 30, 2020.
Depreciation
Depreciation of $2,918 for the three months ended September 30, 2020 increased by $637, or 27.9% from $2,281 for the three months ended September 30, 2019. Depreciation of $8,151 for the nine months ended September 30, 2020 increased by $1,688, or 26.1% from $6,463 for the nine months ended September 30, 2019. The increase in the three and nine months ended September 30, 2020 was driven by the additional depreciation on assets acquired through the Darts Transaction and DRG Transaction. This increase was offset by run-off of previously purchased capital assets.
Amortization
Amortization of $65,696 for the three months ended September 30, 2020 increased by $24,040, or 57.7%, from $41,656 for the three months ended September 30, 2019. Amortization of $168,049 for the nine months ended September 30, 2020 increased by $29,355, or 21.2%, from $138,694 for the nine months ended September 30, 2019. The increase in the period three and nine months ended September 30, 2020 was driven by an increase in the amortization on intangible assets acquired through the Darts-ip Transaction and DRG Transaction. This increase was offset by a decrease in amortization related to intangible assets acquired in connection with our separation from Thomson Reuters in 2016 that are now fully amortized and reduction of amortization from MarkMonitor Transaction.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except share and per share data, option price amounts, ratios or as noted)

Transaction Expenses
Transaction expenses of $34,938 for the three months ended September 30, 2020, increased by $26,293 from $8,645 for the three months ended September 30, 2019. Transaction expenses of $70,154 for the nine months ended September 30, 2020, increased by $28,081, or 66.7% from $42,073 for the nine months ended September 30, 2019. The increase in the three months ended September 30, 2020 was due to costs associated with the DRG acquisition and CPA Global acquisition during 2020, offset by costs incurred with the closing of a secondary offering and increases in the estimate of contingent payments for acquisition related earn-outs during 2019. The increase in the nine months ended September 30, 2020 was due to costs associated with the DRG acquisition, the CPA Global acquisition, the MarkMonitor divestiture and other finance merger and acquisition related activities during 2020, offset by costs incurred in association with our merger with Churchill Capital Corp in 2019.
Transition, Integration, and Other Related Expenses
Transition, integration, and other expenses of $222 for the three months ended September 30, 2020, decreased by $3,105, or 93.3%, from $3,327 for the three months ended September 30, 2019. Transition, integration, and other expenses of $3,774 for the nine months ended September 30, 2020, decreased by $5,976, or 61.3%, from $9,750 for the nine months ended September 30, 2019. The decrease in the three and nine months ended September 30, 2020 reflects the slowing pace of costs incurred in connection with establishing our standalone company infrastructure following our separation from Thomson Reuters in 2016 and our merger with Churchill Capital Corp in 2019.
Restructuring and impairment
Restructuring and impairment of $3,192 for the three months ended September 30, 2020, increased by $3,192, from $0 for the three months ended September 30, 2019. Restructuring and impairment of $26,792 for the nine months ended September 30, 2020, increased by $26,792, from $0 for the nine months ended September 30, 2019. The increase is related to initiatives, following our merger with Churchill Capital Corp in 2019 and acquisition of DRG in February 2020, to streamline our operations by simplifying our organization and focusing on two product groups.
Legal Settlement
The three and nine months ended September 30, 2019 includes a gain on a confidential legal settlement of $39,399.
Other Operating Income (Expense), Net
Other operating income (expense), net of $(138) for the three months ended September 30, 2020 decreased by $2,195 from income of $2,057 for the three months ended September 30, 2019. Other operating income, net of $14,675 for the nine months ended September 30, 2020 increased by $11,628 from $3,047 for the nine months ended September 30, 2019. The change was attributed to the consolidated impact of the remeasurement of the assets and liabilities of our Company that are denominated in currencies other than each relevant entity’s functional currency.
Interest Expense, net
Interest expense, net of $20,244 for the three months ended September 30, 2020, decreased by $3,125, or 13.4% from $23,369 for the three months ended September 30, 2019. Interest expense, net of $72,306 for the nine months ended September 30, 2020, decreased by $21,632, or 23.0% from $93,938 for the nine months ended September 30, 2019. The decreases in the interest expense, net for periods three and nine months ended September 30, 2020 was due to lower interest payments resulting from lower interest rates on the Company's borrowings as the result of the refinancing transaction in October 2019 offset by the additional $360,000 incremental term loan borrowings.
Benefit (Provision) for Income Taxes
There was a provision of $4,325 for the three months ended September 30, 2020, compared to a provision of $1,644 for income taxes for the three months ended September 30, 2019. There was a provision of $13,693 for the nine months ended September 30, 2020, compared to a provision of $5,596 for income taxes for the nine months ended September 30, 2019. The tax provision in each period reflected the mix of taxing jurisdictions in which pre-tax profits and losses were recognized.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except share and per share data, option price amounts, ratios or as noted)

Certain Non-GAAP Measures
We include non-GAAP measures in this Report, including Adjusted Revenues, Adjusted EBITDA, Adjusted EBITDA margin and Free Cash Flow because they are a basis upon which our management assesses our performance, and we believe they reflect the underlying trends and indicators of our business by allowing management to focus on the most meaningful indicators of our continuous operational performance.
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
The following table presents our calculation of Adjusted Revenues for the three and nine months ended September 30, 2020 and 2019 and a reconciliation of this measure to our Revenues, net for the same periods:

	Three Months Ended September 30,		Variance
(in thousands, except percentages)	2020	2019	$	%
Revenues, net	$284,360	$242,998	$41,362	17.0%
Deferred revenues adjustment	2,107	67	2,040	NM
Adjusted revenues	$286,467	$243,065	$43,402	17.9%

	Nine Months Ended September 30,		Variance
(in thousands, except percentages)	2020	2019	$	%
Revenues, net	$798,452	$719,332	$79,120	11.0%
Deferred revenues adjustments	7,421	362	7,059	NM
Adjusted revenues	$805,873	$719,694	$86,179	12.0%

Adjusted EBITDA and Adjusted EBITDA margin
Adjusted EBITDA is presented because it is a basis upon which our management assesses our performance, and we believe it is useful for investors to understand the underlying trends of our operations. See "— Certain Non-GAAP Measures — Adjusted EBITDA and Adjusted EBITDA margin" for important information on the limitations of Adjusted EBITDA and its reconciliation to our Net loss under GAAP. Adjusted EBITDA represents net loss before provision for income taxes, depreciation and amortization, interest income and expense adjusted to exclude acquisition or disposal-related transaction costs (such costs include net income from continuing operations before provision for income taxes, depreciation and amortization and interest income and expense from divestitures), losses on extinguishment of debt, share-based compensation expense, unrealized foreign currency gains/(losses), costs associated with the transition services agreement with Thomson Reuters, which we entered into in connection with our separation from Thomson Reuters in 2016, separation and integration costs, transformational and restructuring expenses, acquisition-related adjustments to deferred revenues, costs related to our merger with Churchill Capital Corp in 2019, non-cash income/(loss) on equity and cost method investments, non-operating income or expense, deferred revenues adjustment, Transaction related costs, restructuring costs, the impact of certain non-cash, legal settlements and other items that are included in net income for the period that the Company does not consider indicative of its ongoing operating performance and certain unusual items impacting results in a particular period. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by Adjusted Revenues.
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
The following table presents our calculation of Adjusted EBITDA for the three and nine months ended September 30, 2020 and 2019 and reconciles these measures to our Net loss for the same periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2020	2019	2020	2019
Net loss	$(37,233)	$10,831	$(112,725)	$(126,190)
Provision for income taxes	4,325	1,644	13,693	5,596
Depreciation and amortization	68,614	43,937	176,200	145,157
Interest, net	20,244	23,369	72,306	93,938
Transition services agreement costs(1)	(115)	2,734	647	10,481
Transition, transformation and integration expense(2)	222	11,488	3,774	25,289
Deferred revenues adjustment(3)	2,107	67	7,421	362
Transaction related costs(4)	34,938	8,645	70,154	42,073
Share-based compensation expense	6,796	9,567	31,121	46,675
Restructuring(5)	3,192	—	26,792	—
Legal Settlement	—	(39,399)	—	(39,399)
Other(6)	5,117	4,189	(2,835)	5,533
Adjusted EBITDA	$108,207	$77,072	$286,548	$209,515
Adjusted EBITDA margin	37.8%	31.7%	35.6%	29.1%
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
(4) Includes costs incurred to complete business combination transactions, including acquisitions, dispositions and capital market activities and include advisory, legal, and other professional and consulting costs.
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

Liquidity and Capital Resources
Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, capital expenditures, debt service, acquisitions, other commitments and contractual obligations. Our principal sources of liquidity include cash from operating activities, cash and cash equivalents on our Condensed Balance Sheet and amounts available under our revolving credit facility. We consider liquidity in terms of the sufficiency of these resources to fund our operating, investing and financing activities for a period of 12 months after the financial statement issuance date.
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
Unrestricted cash and cash equivalents were $601,075 and $76,130 as of September 30, 2020 and December 31, 2019, respectively. We had approximately $1,950,550 of debt as of September 30, 2020, consisting primarily of $1,250,550 in borrowings under our term loan facility, and $700,000 in outstanding principal of secured notes due 2026 with no borrowings under our revolving credit facility as of the date. As of December 31, 2019, we had approximately $1,665,000 of debt, consisting primarily of $900,000 in borrowings under our term loan facility, $700,000 in outstanding principal of secured notes due 2026 and $65,000 of borrowings under our revolving credit facility (which borrowings under our revolving credit facility we subsequently paid down in full in February 2020). On February 28, 2020, we incurred an incremental $360,000 of term loans under our term loan facility and used the net proceeds from such borrowings, together with cash on hand, to fund a portion of the cash consideration for the DRG acquisition and to pay related fees and expenses. On October 1, 2020, in connection with the CPA Global acquisition, the Company incurred an incremental $1,600,000 of borrowings under our term loan facility and used the net proceeds from such borrowings to fund a portion of the repayment of CPA Global's $2,052,926 of outstanding debt. The Company borrowed $60,000 on the existing Revolving Credit Facility and used the net proceeds from such borrowings to fund the debt extinguishment costs in connection with funding of the repayment of CPA Global's outstanding debt. See “—Debt Profile” below.
Cash Flows
The following table discloses our consolidated cash flows provided by (used in) operating, investing and financing activities for the periods presented:

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except share and per share data, option price amounts, ratios or as noted)

	Nine Months Ended September 30,
(in thousands)	2020	2019
Net cash provided by operating activities	$128,022	$112,488
Net cash used in investing activities	(966,151)	(46,306)
Net cash provided by (used in) financing activities	1,370,079	(4,143)
Effect of exchange rates	(6,447)	1,198
Net increase in cash and cash equivalents, and restricted cash	525,503	63,237
Cash and cash equivalents, and restricted cash beginning of the year	76,139	25,584
Cash and cash equivalents, and restricted cash end of the period	$601,642	$88,821
Cash Flows Provided by Operating Activities
Net cash provided by operating activities consists of net loss adjusted for non-cash items, such as: depreciation and amortization of property and equipment and intangible assets, deferred income taxes, share-based compensation, deferred finance charges and for changes in net working capital assets and liabilities.
Net cash provided by operating activities was $128,022 and $112,488 for the nine months ended September 30, 2020 and September 30, 2019, respectively. The $128,022 of net cash provided by operating activities for the nine months ended September 30, 2020 included net loss of $112,725 offset with $227,956 of non-cash adjustments and changes in operating assets and liabilities of $12,791. The increase in operating cash flows was driven by year over year increases in earnings driven by increases in revenue and lower operating expenses.
Cash Flows Used in Investing Activities
Net cash used in investing activities was $966,151 for the nine months ended September 30, 2020. Cash flows used in investing is attributable to: (1) $885,323 used to acquire key business intangible assets from DRG, (2) $78,597 in capital expenditures and (3) $5,982 of key business intangible assets acquired from CustomersFirst Now. This activity was offset by cash flows provided by investing related to $3,751 of divestiture related to the sale of the MarkMonitor AntiFraud, Antipiracy, and Brand Protection products.
Net cash used in investing activities was $46,306 for the nine months ended September 30, 2019 reflecting $43,681 capital expenditures and $2,625 of key business intangible assets acquired from SequenceBase.
Our capital expenditures in both 2020 and 2019 consisted primarily of capitalized labor, consulting and other costs associated with product development.
Cash Flows Provided by (Used in) Financing Activities
Net cash provided by financing activities was $1,370,079 for the nine months ended September 30, 2020. Key drivers of cash flows provided by financing include: (1) Proceeds of $843,752 from the issuance of ordinary shares related to our public offerings, (2) $360,000 from the issuance of an incremental term loan and (3) $277,526 and $1,307 from the exercise of warrants and employee share options, respectively. This activity was offset by cash flows used in financing related to: (1) $65,000 repayment of borrowings under the revolving credit facility, (2) $28,674 of payments related to tax withholdings for stock-based compensation, (3) $4,115 payment related to the TradeMark Vision contingent earn-out, (4) $5,267 payment of debt issuance costs related to the issuance of the incremental term loan and (5) $9,450 principle payment on the term loan facility.
Net cash used in financing activities was $4,143 for the nine months ended September 30, 2019. Key drivers of cash flows used in financing include: (1) Payment of $630,000 on the Term Loan Facility upon consummation of the Transaction with Churchill, (2) $50,000 repayment of borrowings under the Revolving Credit Facility and (3) $11,509 in recurring Term Loan Facility principal repayments. This activity was offset by cash flows provided by financing related to: (1) $682,087 of proceeds from the Transactions, net of cash acquired, (2) $5,000 in proceeds from the Revolving Credit Facility and (3) $278 related to the issuance of ordinary shares.
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

In June 2020, we completed an underwritten public offering of 50,400,000 of our ordinary shares at a share price of $22.50. Of the 50,400,000 ordinary shares, 14,000,000 were primary ordinary shares offered by Clarivate and 36,400,000 were secondary ordinary shares offered by selling shareholders including 20,821,765 ordinary shares from Onex, 8,097,354 ordinary shares from Baring and 7,480,881 ordinary shares from Directors, Executive Officers and other shareholders. The Company did not receive any proceeds from the sale of secondary ordinary shares by the selling shareholders. The Company received approximately $304,030 in net proceeds from the sale of ordinary shares offered by the Company, after deducting underwriting discounts and estimated offering expenses payable. We intend to use the net proceeds of the offering received by us for general corporate purposes.

During the period January 1, 2020 through February 21, 2020, 24,132,666 of the Company’s outstanding warrants were exercised for one ordinary share per whole warrant at a price of $11.50 per share.

Free Cash Flow (non-GAAP measure)
The following table reconciles free cash flow measure, which is a non-GAAP measure, to net cash provided by operating activities:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Net cash provided by operating activities	$128,022	$112,488
Capital expenditures	(78,597)	(43,681)
Free cash flow	$49,425	$68,807
Free cash flow was $49,425 for the nine months ended September 30, 2020, compared to $68,807 for the nine months ended September 30, 2019. The decrease in free cash flow was primarily due to an increase in capital expenditures.
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
The following table reconciles Standalone Adjusted EBITDA to our Net loss for the period presented:

Twelve Months Ended September 30,
(in thousands)	2020
Net loss	$(197,512)
Provision for income taxes	18,298
Depreciation and amortization	231,585
Interest, net	136,057
Transition services agreement costs(1)	647
Transition, transformation and integration expense(2)	2,857
Deferred revenues adjustment(3)	7,497
Transaction related costs(4)	74,295
Share-based compensation expense	35,829
Restructuring(5)	42,462
Impairment on assets held for sale	18,431
Other(6)	653
Adjusted EBITDA	371,099
Realized foreign exchange gain	(5,730)
DRG Adjusted EBITDA impact(7)	26,580
Cost savings(8)	36,345
Excess standalone costs(9)	29,959
Standalone Adjusted EBITDA	$458,253
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
(4) Includes costs incurred to complete business combination transactions, including acquisitions, dispositions and capital market activities and include advisory, legal, and other professional and consulting costs.
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
(7) Represents DRG Adjusted EBITDA for the period beginning October 1, 2019 through the acquisition date of February 28, 2020 to reflect the company's Standalone EBITDA as though material acquisitions occurred at the beginning of the presented period.
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
(9) Reflects the difference between our actual standalone company infrastructure costs, and our estimated steady state standalone operating costs, which were as follows:

Twelve Months Ended September 30,
(in thousands)	2020
Actual standalone company infrastructure costs	$164,896
Steady state standalone cost estimate	(134,937)
Excess standalone costs	$29,959
The foregoing adjustments (8) and (9) are estimates and are not intended to represent pro forma adjustments presented within the guidance of Article 11 of Regulation S-X. Although we believe these estimates are reasonable, actual results may differ from these estimates, and any difference may be material. See “— Cautionary Statement Regarding Forward-Looking Statements”
Debt Profile
During the nine months ended September 30, 2020 we incurred an incremental $360,000 of term loans under our term loan facility. In October 2020, in conjunction with the closing of the CPA Global acquisition, we incurred an additional $1,600,000 of term loans under our term loan facility. See "Item 1. – Financial Statements and Supplementary Data – Notes to the Consolidated Financial Statements – Note 22." There have been no further material changes to the debt profile associated with our business previously disclosed in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity” section in our Annual Report on Form 10-K, except as discussed above and further set forth below. The disclosures set forth below updates, and should be read together with, the disclosures in the "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity—Debt Profile” section, in our in our Annual Report on Form 10-K.
The credit facilities are secured by substantially all of our assets and the assets of all of our U.S. restricted subsidiaries and certain of our non-U.S. subsidiaries, including those that are or may be borrowers or guarantors under the Credit Facilities, subject to customary exceptions. The credit facilities contain customary events of default and restrictive covenants that limit us from, among other things, incurring certain additional indebtedness, issuing preferred stock, making certain restricted payments and investments, certain transfers or sales of assets, entering into certain affiliate transactions or incurring certain liens. These credit facilities limitations are subject to customary baskets, including certain limitations on debt incurrence and issuance of preferred stock, subject to compliance with a consolidated coverage ratio of Consolidated EBITDA (as defined in the credit facilities), a measure identical to our Standalone Adjusted EBITDA disclosed above under “— Required Reported Data — Standalone Adjusted EBITDA”, to interest and other fixed charges on certain debt (as defined in the credit facilities) of 2.00 to 1.00. In addition, the credit facilities require us to comply with a springing financial covenant pursuant to which, as of the third quarter of 2020, we must not exceed a total first lien net leverage ratio (as defined under the credit facilities) of 7.25 to 1.00, to be tested on the last day of any quarter only when more than 30% of the revolving credit facility (excluding (i) non-cash collateralized, issued and undrawn letters of credit in an amount up to $10,000 and (ii) any cash collateralized letters of credit) is utilized at such date. As of September 30, 2020, our consolidated coverage ratio was 4.91 to 1.00 and our consolidated leverage ratio was 2.94 to 1.00. As of the date of this Report, we are in compliance with the covenants in the credit facilities. During the nine months ended September 30, 2020, the Company paid down an additional $65,000 drawn on the revolving credit facility. In addition, in connection with the acquisition of DRG, the Company incurred an incremental $360,000 of term loans under our term loan facility. In October 2020, in conjunction with the closing of the CPA Global acquisition, we incurred an additional $1,600,000

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except share and per share data, option price amounts, ratios or as noted)

of term loans under our term loan facility. See "Item 1. – Financial Statements and Supplementary Data – Notes to the Consolidated Financial Statements – Note 22."
Commitments and Contingencies
Our contingent liabilities consist primarily of letters of credit and performance bonds and other similar obligations in the ordinary course of business. Additionally, the Company has agreed to pay the former shareholders of acquired companies certain amounts in conjunction with the Publons, TradeMarkVision and Kopernio acquisitions. Regarding the Publons acquisition, the Company agreed to pay the former shareholders up to an additional $9,500 through 2020. Regarding the TradeMarkVision acquisition, the Company agreed to pay former shareholders earn-out payments through 2020. Regarding the Kopernio acquisition, the Company agreed to pay contingent consideration of up to $3,500 through 2021. Amounts payable are contingent upon Publons’, TrademarkVision’s and Kopernio’s achievement of certain milestones and performance metrics. As of September 30, 2020, the Company had an outstanding liability for Publons of $3,701 related to the estimated fair value of this contingent consideration included in Accrued expenses and Other current liabilities. The Company paid $8,000 of the contingent purchase price in the nine months ended September 30, 2020, as a result of TradeMarkVision achieving milestones and performance metrics. As of September 30, 2020, the Company had an outstanding liability for TradeMarkVision of $0 related to the estimated fair value of this contingent consideration. During the nine months ended September 30, 2020, the Company paid $2,184 of the contingent consideration as a result of Kopernio achieving milestones and performance metrics. As of September 30, 2020, the Company had an outstanding liability for Kopernio of $0 related to the estimated fair value of this contingent compensation earn-out.
Off Balance Sheet Arrangements
We do not currently have any off-balance sheet arrangements and do not have any holdings in variable interest entities.
Contractual Obligations
We have various contractual obligations and commercial commitments that are recorded as liabilities in our financial statements. Other items, such as purchase obligations and other executory contracts, are not recognized as liabilities in our consolidated financial statements but are required to be disclosed.
The Company incurred an incremental $360,000 of term loans under our term loan facility. In October 2020, in conjunction with the closing of the CPA Global acquisition, we incurred an additional incremental $1,600,000 of term loans under our term loan facility. See "Item 1. – Financial Statements and Supplementary Data – Notes to the Consolidated Financial Statements – Note 22."
There have been no other material changes, outside of the ordinary course of business, to our contractual obligations as previously disclosed in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity—Contractual Obligations” section, in our Annual Report on Form 10-K.

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
Recently Issued and Adopted Accounting Pronouncements
For recently issued and adopted accounting pronouncements, see "Item 1. Financial Statements and Supplementary Data— Notes to Condensed Consolidated Financial Statements — Note 3” within this Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For information regarding our exposure to certain market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” in the Annual Report on Form 10-K.

Interest Rate Risk
Our interest rate risk arises from our long-term borrowings at floating interest rates. Borrowings under our Credit Facilities are subject to floating base interest rates, plus a margin. As of September 30, 2020, we had $1,250,550 of floating rate debt outstanding under the credit facilities, consisting of borrowings under the term loan facility for which the base rate was one-month LIBOR (subject, with respect to the term loan facility only, to a floor of 0.0%), which stood at 0.15%. Of this amount, we hedged $337,952 of our principal amount of our floating rate debt under hedges that we deemed effective as of September 30, 2020. As a result, $912,598 of our outstanding long-term debt effectively bore interest at floating rates. A 100 basis point increase or decrease in the applicable base interest rate under the Credit Facilities would have had an impact of $346 and $919 on our cash interest expense for the three and nine months ended September 30, 2020, respectively. For additional information on our outstanding debt and related hedging, see Notes 10 and 13 to our unaudited condensed consolidated financial statements in this Report.

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

PART II. Other Information
Item 1. Legal Proceedings
From time to time, we are a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. While the outcomes of these matters are uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows. For additional discussion of legal proceedings, see "Item 1. Financial Statements and Supplementary Data— Notes to Condensed Consolidated Financial Statements — Note 19” in this Report.

Item 1A. Risk Factors
There have been no material changes to the risk factors associated with the business as previously disclosed in Part I, Item 1A of our 2019 annual report on Form 10-K, in Part II, Item 1A of our quarterly reports on Form 10-Q for the periods ended March 31, 2020 and June 30, 2020, and in our current report on Form 8-K filed on June 19, 2020 (collectively, our “existing risk factors”), except as set forth below. The risk factor set forth below updates, and should be read together with, our existing risk factors.

The integration of CPA Global may subject us to additional risks.
On October 1, 2020, we consummated the CPA Global combination transaction, and we are currently in the process of integrating CPA Global into our business. The integration process may be more complex, costly and time-consuming than we currently anticipate. The integration of the CPA Global business could also have the effect of exacerbating the risks discussed in our existing risk factors. Any such developments could have an adverse effect on our business, results of operations, financial condition and prospects, as well as the market price of our ordinary shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Price Paid Per Share	Total Number of Shares Purchases As Part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under Plans or Programs
January 1, 2020-January 31, 2020	373,138	$3.71	—	—
February 1, 2020-February 29, 2020	313,254	$7.76	—	—
March 1, 2020-March 31, 2020	1,615,066	$4.99	—	—
April 1, 2020-April 30, 2020	274,469	$9.72	—	—
May 1, 2020-May 31, 2020	155,575	$7.46	—	—
June 1, 2020-June 30, 2020	1,881,249	$5.36	—	—
July 1, 2020-July 31, 2020	69,738	$6.78	—	—
August 1, 2020-August 31, 2020	688,092	$10.15	—	—
September 1, 2020-September 30, 2020	1,427,088	$11.27	—	—
Total	6,797,669		—

(1) Includes shares withheld to satisfy tax withholding obligations on behalf of employees that occur upon vesting and delivery of outstanding shares underlying stock options and restricted stock units under the 2019 Incentive Award Plan.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Investor Rights Agreement dated as of October 1, 2020 (incorporated by reference to Exhibit 10.1 to Clarivate's Form 8-K filed October 1, 2020)
10.2	Registration Rights Agreement dated as of October 1, 2020 (incorporated by reference to Exhibit 10.2 to Clarivate's Form 8-K filed October 1, 2020)
10.3	Amendment to Credit Agreement dated October 1, 2020 (incorporated by reference to Exhibit 10.4 to Clarivate's Form 8-K filed October 1, 2020)
10.4 +*	Clarivate Analytics Plc 2019 Incentive Award Plan - Amended and Restated as of May 11, 2020
31	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following information from our Form 10-Q for the quarterly period ended September 30, 2020, formatted in Inline eXtensible Business Reporting Language: (i) Condensed Consolidated Statement of Comprehensive Income (unaudited), (ii) Condensed Consolidated Balance Sheet (unaudited), (iii) Condensed Consolidated Statement of Changes in Equity (unaudited), (iv) Condensed Consolidated Statement of Cash Flows (unaudited), and (v) the Notes to the Condensed Consolidated Financial Statements (unaudited).
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL
*Filed herewith.
+Compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of London, United Kingdom on October 29, 2020.

CLARIVATE PLC
By:	/s/ Richard Hanks
Name: Richard Hanks
Title: Chief Financial Officer