Form 10-K
period 2020-12-31
CLARIVATE Plc
filed 2021-02-26
CIK 1764046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _______
Commission File No. 001-38911

CLARIVATE PLC
(Exact name of registrant as specified in its charter)

Jersey, Channel Islands	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Friars House, 160 Blackfriars Road London SE1 8EZ United Kingdom (Address of principal executive offices)	Not applicable (Zip Code)
Registrant's telephone number, including area code: +44 207 4334000
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Ordinary shares	CLVT	New York Stock Exchange
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes ☐    No ☒
The aggregate market value of the approximately 268.8 million ordinary shares held by non-affiliates of the Company (assuming for these purposes, but without conceding, that all executive officers and directors of the Company are affiliates of the Company) as of June 30, 2020, the last day of business of our most recently completed second fiscal quarter, was $6.0 billion, based on the closing sale price of the ordinary shares of $22.33 on June 30, 2020 as reported by the New York Stock Exchange.
The number of ordinary shares of the Company outstanding as of January 29, 2021 was 607,980,173.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant's Definitive Proxy Statement for the 2021 Annual Shareholders Meeting are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

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
Unless otherwise indicated, dollar amounts throughout this annual report are presented in thousands of dollars, except for share and per share amounts.
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
Foreign Private Issuer Status and Financial Presentation
We currently qualify as a foreign private issuer (“FPI”) under the rules of the SEC. However, even though we qualify as an FPI, we report our financial results in accordance with U.S. generally accepted accounting principles (“GAAP”) and we have elected to file our periodic and current reports on Forms 10-K, 10-Q and 8-K.
Industry and Market Data
The market data and other statistical information used throughout this annual report are based on industry publications and surveys, public filings and various government sources. Industry publications and surveys generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy or completeness of the included information. Statements as to our ranking, market position and market estimates (including estimates of the sizes and future growth rates of our markets) are based on independent industry publications, government publications, third-party forecasts and management’s good faith estimates and assumptions about our markets and our internal research. We have not independently verified such third-party information nor have we ascertained the underlying economic assumptions relied upon in those sources, and we are unable to assure you of the accuracy or completeness of such information contained in this annual report. While we are not aware of any misstatements regarding our market, industry or similar data presented herein, such data involve risks and uncertainties and are subject to change based on various factors. See Item 1A. Risk Factors and Cautionary Statement Regarding Forward-Looking Statements in this annual report.

PART I
Item 1. Business
Overview
We are a leading global information services and analytics company serving the scientific research, intellectual property and life sciences end-markets. We provide structured information and analytics to facilitate the discovery, protection and commercialization of scientific research, innovations and brands. Our product portfolio includes well-established, market-leading brands such as Web of Science, Derwent, Cortellis, DRG, CompuMark, MarkMonitor and CPA Global. We believe that our flagship products hold a #1 or #2 global position by revenues across the respective markets they serve, including abstracting and indexing databases, life science regulatory and competitive intelligence and intellectual property protection (including patent, trademarks and domain and brand protection). We serve a large, diverse and global customer base. As of December 31, 2020, we served over 30,000 customers in more than 170 countries, including the top 30 pharmaceutical companies by revenues. We believe that the strong value proposition of our content, user interfaces, visualization and analytical tools, combined with the integration of our products and services into customers’ daily workflows, leads to our substantial customer loyalty as evidenced by their high propensity to renew their subscriptions with us.
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
For the year ended December 31, 2020, we generated approximately $1,254,047 of revenues. We generated recurring revenues through our subscription-based model and re-occurring revenue transactions, which accounted for 76.9% of our revenues for the year ended December 31, 2020. In each of the past three years, we have also achieved annual revenue renewal rates in excess of 90%. (For information on annual revenue renewal rates, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Key Performance Indicators - Annual Revenue Renewal Rates.) No single customer accounted for more than 1% of revenues and our ten largest customers represented only 6% of revenues for the year ended December 31, 2020.
The following charts illustrate our revenues for the year ended December 31, 2020 by group, type and geography:

Business Segments
Our reportable segment structure is comprised of two segments: Science and Intellectual Property (“IP”). This structure enables a sharp focus on cross-selling opportunities within the markets we serve and provides substantial scale. Additional information with respect to business segment results is included in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8. Financial Statements and Supplementary Data - Note 22 to the Consolidated Financial Statements - Segment Information.

Science Segment (58.2% of revenues for the year ended December 31, 2020)

Our Science segment consists of our Academic and Life Science Product Lines. Both provide curated, high-value, structured information that is delivered and embedded into the workflows of our customers, which include research intensive corporations, life science and healthcare organizations and universities world-wide.
Our product portfolio for our Science segment is summarized below.

Product Line	Academic	Life Sciences
Product Description	Used to navigate scientific and academic research discoveries, conduct analysis and evaluate research impact	Used by life sciences and healthcare firms for drug research and medical device research
Curated Information Set	Database of 1.9B+ citations, 176mm+ index records	80,000+ drug program records, 435,000 clinical trial records
Customers	7,000+ leading academic institutions and governments and research intensive corporations use Web of Science and its Journal Impact Factor	Trusted by the top 30 pharma companies and hundreds of research groups
Notable Products and Offerings	Web of Science InCites ScholarOne	Cortellis Drug Discovery Intelligence (formerly Integrity) Cortellis Generic Intelligence (formerly Newport)
Academic Product Line
Our Academic Product Line (“APL”) provides products and services to organizations that plan, fund, implement and utilize research. We deliver search and discovery services to researchers with proprietary scientific data; we help researchers cite their research with workflow tools; we provide data and analytics to allow for global measures of research excellence and university rankings; we support governments and policy makers worldwide in assessment programs; and we inform a wide range of sector specific consultation and reporting activities to national and institutional research agencies across the G20 countries. We believe that the high quality and unique nature of APL’s products and the informed approach of our professional service expertise have resulted in our information, services and workflow tools becoming embedded within the fabric of the research community. Key products include Web of Science, InCites, Journal Citation Reports, EndNote, ScholarOne, Converis, and Publons.
Web of Science (“WOS”), our flagship product, holds a unique and pivotal role in the infrastructure of R&D and is frequently utilized as a reference standard in the academic, institutional and corporate sectors. It provides publication records and essential metadata from trusted published assets and is linked and indexed together via over 1.9 billion tracked citations from over 176 million index records going back to 1900 within the core Web of Science, and back to 1864 in Zoological Record. A key metric we provide is the “Journal Impact Factor” (“JIF”), which we believe is the most influential and best-known research metric of the last 50 years. Its primary value is as a journal-level metric to assess what journals are the most impactful, but universities and research funders use JIF to inform their evaluation of research excellence when assessing faculty and selecting funding grantees. Researchers also rely on the JIF to identify top-tier journals where they should publish their content.

Example Use Cases
•A physics professor planning a research program and making a grant proposal accesses WOS to evaluate the current state of research in her discipline, identify emerging trends within highly regarded and relevant scientific journals and select a research topic, while the grant-making institutions will use WOS’s analytic tools to measure the professor’s credentials.
•A university provost interested in evaluating her university’s chemistry department accesses WOS and our analytical tool InCites to measure the strength of the university’s research output and benchmark it against comparable institutions and find the best researchers to bolster the university’s ranking and improve the caliber of research, and find highly cited researchers, departments and laboratories.
Life Sciences Product Line
Our Life Sciences Product Line (“LSPL”) provides products and services primarily to pharmaceutical, healthcare and biotechnology companies. These Product Lines help manage customer’s intellectual property throughout their product development lifecycle. We believe we provide a unique end-to-end proposition, which links to early research workflows, and believe there is an opportunity to stretch further into the approval and post-approval phases of drug development. Key products include Cortellis research Intelligence, Cortellis Generics Intelligence, and DRG.
Cortellis, our flagship LSPL product, is used by strategy, business development, drug development, medical affairs and clinical professionals at pharmaceutical and biotechnology companies to support research, market intelligence and competitive monitoring in connection with the development and commercialization of new drugs. Our customers use the database to access and evaluate scientific data, drug pipeline data, clinical trial information, drug monographs, pharmaceutical M&A data and regulatory information, all of which have been aggregated, curated and classified by our team of scientific experts who evaluate and select data for inclusion in the database from a wide array of sources. In addition, our team of experts creates high-value content from this data, such as analytics, abstracts, conference summaries and regulatory reports. As of December 31, 2020, our data included more than 80,000 drug program records and more than 435,000 clinical trial records.
Example Use Case
•An analyst at a pharmaceutical firm who is evaluating several potential R&D programs will access the Cortellis database to assess competitive products in the drug development pipeline, review clinical trial data, and summarize regulatory information.

Intellectual Property Segment (41.8% of revenues for the year ended December 31, 2020)

Our Intellectual Property segment consists of our Patent, Trademark, Domain and IP Management Product Lines. These Product Lines help manage customer’s end-to-end portfolio of intellectual property from patents to trademarks to corporate website domains.
Our product portfolio for our Intellectual Property segment is summarized below.

Product Line	Patents	Trademarks	Domains	IP
Product Description	Used to search and analyze patents	Used to monitor trademarks on an ongoing basis	Used to register and manage portions of web domains	Used for renewal and validation of intellectual property rights on behalf of customers
Curated Information Set	Database of 93 million + patent filings across 50+ patent offices	180+ patent and trademark offices	Database of 1.4 million corporate domain names	Database of 3.4 million patent and trademark renewals performed annually with over 200+ patent and trademark offices across the world
Customers	Used by 50+ patent offices, large R&D organizations of Fortune 1000 companies and various universities	65 industrial databases, 70 Pharma in-use databases	MarkMonitor manages 38% of the top 50 most trafficked corporate website domain portfolios	12,000 direct and indirect customers including 47 out of 50 top R&D spenders globally
Notable Products and Offerings	Derwent Innography IncoPat	Compmark Watch Compumark Saegis Compumark Search	MarkMonitor Domain Management Brand Protection	CPA Global Renewals, Filing and Prosecution, Patent Search and IPMS Solutions
Patents Product Line
Our Patents Product Line (“PPL”) enables customers to evaluate the novelty of potential new products, confirm freedom to operate with respect to their product design, help them secure patent protection, assess the competitive technology landscape and ensure that their products comply with required industry standards. We provide a range of analytics capabilities and data visualization tools to improve the efficiency and accuracy of IP-driven decisions. Key products include Derwent Innovation, Innography and IP Professional Services.
Derwent, our flagship PPL product, is used by R&D professionals and lawyers to monitor patent filings, search existing patents and analyze data to support R&D decision-making. It is a critical resource to help our customers secure patent protection and address litigation of patent infringement. The product is powered by Derwent World Patents Index, our proprietary database of over 93 million patent publications from 59 patent offices, which represented 90% of all patents published globally in 2020 and has been developed and curated for over 50 years. The database combines data science with our team of domain experts who correct, enrich and abstract over six million global patents per year in over 30 languages, as of December 31, 2020. We provide customers with easy-to-understand summaries of patent filings that are prepared by our domain experts, who index and translate the highly technical and intentionally obscure patent filings into understandable abstracts that provide insights into a patent’s novelty, use and advantage over prior patents.
Example Use Case
•An employee developing a new product or idea (e.g., a chemical engineer or a product designer) will access the Derwent database of patents to evaluate the novelty and determine the patentability of the new product or idea.
Trademarks Product Line
Our Trademarks Product Line (“TPL”) provides trademark research and protection services for businesses and law firms globally and relies on our leading trademark database, CompuMark. Our CompuMark’s offerings span the entire life cycle of a trademark, from determining availability of a proposed trademark to monitoring for infringement post registration. TPL provides global trademark research and protection to corporations and law firms globally. Over the last 30 years, the organization has curated content from more than 180 patent and trademark offices. Coupled with industry specific sources, including over 65 industrial design databases and 70 Pharma In-Use Databases, as of December 31, 2020, CompuMark delivers the most comprehensive data set for trademark professionals available.
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
Example Use Case
•An attorney for a large law firm helps clear a trademark for use by its corporate customer as part of a new product launch. The attorney first conducts a “knock-out” search as part of a preliminary screening process using our trademark research tool and then later orders an analyst curated “Full Search” report by CompuMark to ensure the availability of the proposed trademark in the markets in which the customer will be operating. In this way, the attorney can clear both the word and image mark for use by his/her client. The attorney will then subscribe to CompuMark’s trademark watching services to continually ensure that none of their customers’ valuable trademarks are being infringed upon.
Domains Product Line
Our Domains Product Line (“DPL”) helps global enterprises establish, manage, optimize and protect their online presence. Our primary offering, MarkMonitor, provides a suite of technology services for brand managers, IT managers, marketing teams, and legal counsel in corporations to register and manage portfolios of domain names critical for their business. This allows customers to achieve the right balance of being easily found online without overpaying for domains that generate little to no Internet user traffic. MarkMonitor also provides data and domain industry insights which help enterprises maximize the power of their portfolios, and mitigate cyber squatters’ attempts to register domains aimed to defraud consumers.
Example Use Case
•An in-house counsel uses MarkMonitor to ensure that important domain names are registered and protected from security threats such as domain hijacking, spam, and other forms of domain name system ("DNS") abuse.

IP Management Product Line

Our IP Management Product Line ("IPMPL") provides technology solutions and legal support services across the intellectual property lifecyle under the CPA Global brand name. The principal activities are renewal and validation of IP rights on behalf of customers and the development and provision of IP management software, as well as other activities including patent searching, IP filing, prosecution support and trademark watching.

Example Use Case

•A law firm partnership uses the technology solutions to provide renewal and validation of IP rights on behalf of a customer.

Our Strategy
The Clarivate management team, led by Executive Chairman and Chief Executive Officer Jerre Stead, has implemented a transformation strategy designed to improve operations, increase cash flow and accelerate revenues growth. Under Mr. Stead’s leadership, we have embarked on a race to deliver excellence to the markets we serve and continue our evolution as a world-class organization. As we move forward, the focus will be on three basic principles; focus, simplify and execute. This means:
1.     Focusing on our core capabilities and the greatest opportunities for growth.

2.     Simplifying our organization and processes. The focus on two segments is the driver for streamlining our operations.
3.     Relentlessly driving execution of our strategy and growth plans.
These changes will help us operate with greater focus and urgency. They will ensure that we put our clients first, drive accountability throughout the organization, accelerate decision-making, and promote consistency. These tenets will enable us to deliver long-term, sustainable growth.
With a proven operational playbook with multiple levers, we have quickly pursued initiatives to set ourselves on a growth trajectory. Our results for the year ended December 31, 2020 are among the first proof points that our transformation is underway.

Accelerate Revenue Growth		2020 Earnings Progress Report(1)
~	Product and pricing enhancement strategies	1.	Revenue growth 28.7%(2)

~	Increased pipeline of new products	2.	Subscription revenue growth 7.7%

~	Build strength in Asia Pacific	3.	Transactional revenue growth 74.2%

~	Optimizing pricing and cross-sell	4.	ACV growth (at constant currency) 14.2%(3)

		5.	91.2% retention rate(4)

Enhance Margins		6.	Net loss $(106,310) (Net loss margin and margin improvement not meaningful; reduction in Net loss of (49.6)%) (2)

~	Benefit from top-line initiatives	7.	Adjusted EBITDA margin 38.1%(2)

~	Simplifying Selling, General and Administrative ("SG&A") cost structure	8.	Adjusted EBITDA margin improvement 793.3 bps(2)

~	Consolidating footprint	9.	Adjusted EBITDA growth 65.5%(2)

~	Increase automation and cloud infrastructure

(1)For a reconciliation of our non-GAAP measures to the corresponding most closely related measures calculated in accordance with GAAP, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Certain Non-GAAP Measures.
(2)Results calculated for the year ended December 31, 2020 as compared to the year ended December 31, 2019.
(3)“ACV” or “annualized contract value” refers to the annualized value for a 12-month period following a given date of all subscription-based client license agreements, assuming that all license agreements that come up for renewal during that period are renewed. The figure above represents the year-over-year growth in the annual value of our subscriptions as of December 31, 2020 as compared to December 31, 2019. For information on ACV, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Key Performance Indicators - Annualized Contract Value.
(4)Retention rate measurement period is for the year ended December 31, 2020.

Operational Improvement Initiatives
We have implemented several cost-saving and margin improvement initiatives designed to generate substantial incremental cash flow. We have engaged a strategic consulting firm to assist us in optimizing our structure and cost base. The focus of these initiatives is to identify significant cost reductions to be implemented over the next several quarters, enabling us to deliver margins consistent with those of our peer group. Some examples include:
•decreasing costs by simplifying organizational structures and rationalizing general and administrative functions to enhance a customer-centric focus;
•using artificial intelligence and the latest technologies to reduce costs and increase efficiencies for content sourcing and curation;
•moving work performed by contractors in-house to best-cost geographic locations, particularly India, where we have significant scale that can be leveraged;

•achieving headcount productivity benchmarks and operational efficiency metrics based on alignment with quantified sector leader benchmarks;
•expanding existing operations in best-cost geographic locations, aligning with business objectives;
•minimizing our real estate footprint by reducing facility locations substantially over the next three years; and
•divesting non-core assets.

Revenues Growth Initiatives
We believe a significant opportunity exists for us to accelerate revenues growth by increasing the value of our products and services, developing new products, cross-selling certain products and optimizing sales force productivity. Actions to achieve such revenues growth are expected to include:
•developing new value-added products and services;
•delivering an enhanced client experience through ongoing renovations to our products’ user interface and user experience;
•offering additional analytics that enhance existing products and services;
•moving up the value chain by providing our clients with predictive and prescriptive analytics, allowing for stronger growth and higher retention rates;
•expanding our footprint with new and existing customers, with significant opportunity for growth in the Asia Pacific and emerging markets;
•broadening our consulting capabilities, in particular in the Science Group, where there is considerable opportunity for us to deliver high value consulting services to drive significant revenues growth;
•optimizing product pricing and packaging based on customer needs;
•increasing sales force focus on large accounts;
•expanding our inside sales capability to improve account coverage; and
•restructuring our incentive plans to drive new business, as well as cross-selling among similar products and overlapping buying centers.

The above actions are part of an overarching effort to improve retention rates and new business growth rates to best-in-class levels across our portfolio.
Pursue Acquisition Opportunities
Given the fragmented nature of the broader information services industry, we track and, where appropriate, will continue to pursue opportunities across our product lines. From 2017 through 2020, we completed seven small add-on acquisitions and two significant acquisitions to augment our existing portfolio of assets and provide additional datasets and services for our customers. Our completed acquisitions include Publons, Kopernio and Decision Resources Group within the Science segment and TrademarkVision, SequenceBase, Darts-ip, CPA Global, Beijing IncoPat and Hanlim in the IP segment. We also acquired the assets of CustomersFirst Now, which was accounted for as an asset acquisition. Certain of these acquisitions are fully integrated into our platform, while others continue to be integrated, and we believe they have already provided additional value to our customers. Additionally, we divested lower margin, non-core products lines such as MarkMonitor Brand Protection, Antipiracy and Antifraud solutions, and Techstreet.
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
Positive Sector Dynamics Support Our Trajectory
We operate in the global information services and analytics sector, which is experiencing robust growth due to many factors. Data and analytics have become critical inputs into broader corporate decision-making in today’s marketplace, and companies and institutions are seeking services like ours to enhance the predictive nature of their analysis. In addition to creating greater demand for our services, rapid innovation within our customers’ businesses has created new use cases for our services. Third-party industry reports estimate the global data and analytics market will grow from $169 billion in 2018 to $274 billion by 2022, a 13.2% compound annual growth rate over the period. This represents the target addressable market across verticals that have a need for data and analytical services.

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
Significant Move Up the Value Chain with Smart Data Offerings

Our Competitive Strengths
Leading Market Positions in Attractive and Growing Global Markets
We offer a collection of high-quality, market-leading information and analytic products and solutions serving the intellectual property, scientific research and life sciences end-markets. Through our products and services, we address the large and growing demand from corporations, government agencies, universities, law firms and other professional services organizations worldwide for comprehensive, industry-specific content and analytical tools to facilitate the discovery, development, protection, commercialization and measurement of scientific research, innovations and brands. We believe that our flagship products hold a #1 or #2 position by revenue across the respective markets they serve, including abstracting and indexing databases, life science regulatory and competitive intelligence and intellectual property protection (including patent, trademarks and brand protection). We also believe that the outlook for growth in each of our Product Lines is compelling because of customer demand for curated high-quality data, underpinned by favorable end-market trends, such as rising global R&D spending, growing demand for information services in emerging markets, the acceleration of e-commerce and the increasing number of patent and trademark applications.

A Trusted Partner Delivering Highly Curated Content Embedded Within Customer Workflows
We believe the substantial increase in unstructured data over the last decade has increased the importance of our proprietary, curated databases to our customers. This trend has resulted in a critical need for unstructured data to be meaningfully filtered, analyzed and curated into relevant information that facilitates key operational and strategic decisions made by businesses, academic institutions and governments worldwide. Our suite of branded information and analytic solutions provides access to content that has been collected, curated and standardized over decades, making our products and services highly valued and increasingly important for our customers. Our content curation and editorial teams include over 930 employees who clean, analyze and classify unstructured data to ensure high-quality content and an enhanced user experience. We believe our solutions and commitment to excellence provide us with a significant advantage in both retaining existing and attracting new customers.

Attractive Business Model with Strong Free Cash Flow Profile
Approximately 67.9% of revenues for the year ended December 31, 2020 were generated through annual or multi-year subscription agreements. Approximately 9.0% of revenues for the year ended December 31, 2020 were generated through re-occurring transactional revenues. In addition, we have been able to achieve annual revenues renewal rates in excess of 90% over the past three years. We believe our business has strong and attractive free cash flow characteristics due to our highly visible and recurring subscription revenues stream, attractive Adjusted EBITDA margins, low capital expenditure requirements and favorable net working capital characteristics. Anticipated revenue growth, margin improvement and effective working capital management are expected to result in strong free cash flow generation. We believe this will create capacity to invest further into the business so that we can grow and maximize shareholder returns.
Diversified Product Lines with Longstanding Customer Relationships
We believe that the diversified nature of our Product Lines enhances the stability of our entire platform as we are not dependent on any one end-market, product, service or customer. We serve a large, diverse and global customer base, and as of December 31, 2020, we served over 30,000 customers in more than 170 countries, including the top 30 pharmaceutical companies by revenues. No single customer accounted for more than 1% of revenues and our ten largest customers represented only 6% of revenues for the year ended December 31, 2020. We believe the strong value proposition offered by our content, combined with the integration of our products and services into our customers’ daily workflows and decision-making processes, leads to substantial customer loyalty. Our relationships with our top 50 customers by revenues have an average lifespan of over 15 years. Our diverse global footprint is highlighted by the distribution of our revenues for the year ended December 31, 2020 by geography: Americas (49.4%), Europe/Middle East/Africa (28.6%), and Asia Pacific (21.9%).
Resilience Through Economic Cycles
We believe our business is resilient across economic cycles because our products and services are an integral part of our customers’ decision-making processes. We believe multi-year agreements also help to maintain this resiliency. During the economic downturn of 2008 to 2009, three of our key products — Web of Science, Cortellis and Derwent — realized year-over-year revenues increases. In addition, our diverse global footprint reduces our exposure to national and regional economic downturns.
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
Background and History
Clarivate Plc was registered on January 7, 2019 and is organized under the laws of Jersey, Channel Islands. Our registered office is located at 4th Floor, St Paul’s Gate, 22-24 New Street, St. Helier, Jersey JE1 4TR. Our principal business offices are located at Friars House, 160 Blackfriars Road, London SE1 8EZ, United Kingdom, where our main telephone number is +44 207 4334000. We maintain a website at www.clarivate.com. In addition, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers (including Clarivate) that file electronically with the SEC at www.sec.gov.
Our predecessors date back to the acquisition of two industry-leading information services businesses: Derwent World Patents Index (“DWPI”) and Institute for Scientific Information (“ISI”). DWPI was founded in 1951 by Monte Hyams who first began abstracting and publishing British patents on a weekly basis. This platform was then launched as the first online patent search tool in 1974. ISI was founded in 1957 by Dr. Eugene Garfield as a series of databases which laid the foundation for modern day bibliometrics and the influential Journal Impact Factor indicator. Thomson Reuters acquired DWPI in 1984 and ISI in 1992; it made further investments in complementary businesses centered on life science research and domain management.
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
Onex, Baring and the new executive team they put in place focused on transitioning us to be a standalone company and completed a substantial number of operational improvements, including:
•building a new senior executive management team;
•investing in our core products to upgrade their content, functionality, analytical tools and user interfaces;
•completing the acquisitions of Publons, Kopernio, TrademarkVision, and SequenceBase to complement our product offerings;
•implementing initial cost savings initiatives; and
•fully transitioning the business from reliance on Thomson Reuters.

The second transformative event occurred in January 2019, when Churchill Capital Corp, a special purpose acquisition company led by Mr. Stead, announced that it would combine with Clarivate in a transaction completed in May 2019. Following the merger, the ordinary shares of Clarivate began trading on the New York Stock Exchange (“NYSE”) and NYSE American. Clarivate shares now trade on the NYSE under the symbol “CLVT”.
Recent Developments
Strategic Acquisitions
Acquisition of CPA Global
On October 1, 2020, we acquired 100% of the assets, liabilities and equity interests of CPA Global, a global leader in intellectual property software and tech-enabled services. Clarivate acquired all of the outstanding shares of CPA Global in a cash and stock transaction. The aggregate consideration in connection with the closing of the CPA Global acquisition was $8,740,989, net of $98,610 cash acquired, including an equity hold back consideration of $46,485. The aggregate consideration was composed of (i) $6,761,515 from the issuance of up to 218,183,778 ordinary shares to Redtop Holdings Limited, a portfolio company of Leonard Green & Partners, L.P., representing approximately 35% pro forma fully diluted ownership of Clarivate and (ii) approximately $2,078,084 in cash to fund the repayment of CPA Global's parent company outstanding debt of $2,055,822 and related interest swap termination fee of $22,262. Of the 218,306,663 ordinary shares issuable in the acquisition, Clarivate issued 216,683,778 ordinary shares as of October 1, 2020.

In conjunction with the closing of the transaction, the Company incurred an incremental $1,600,000 of term loans under our term loan facility and used the net proceeds from such borrowings, together with cash on hand, to fund the transaction. As a result of the additional term loan associated with the CPA Global acquisition, we had $2,847,400 outstanding on our term loan facility as of December 31, 2020.
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

The aggregate consideration paid in connection with the closing of the DRG acquisition was $964,997, composed of $900,000 of base cash plus $6,100 of adjusted closing cash paid on the closing date and up to 2,895,638 of the Company's ordinary shares to be issued to PEL following the one-year anniversary of closing. The contingent stock consideration was valued at $58,897 on the closing date and will be revalued at each period end and included in the Accrued expenses and other current liabilities in the Consolidated Balance Sheets.
Acquisition of Hanlim IPS Co., Ltd.
On November 23, 2020, we acquired 100% of the assets, liabilities and equity interests of Hanlim IPS. Co., Ltd. ("Hanlim"), a leading patent renewal and information service provider in South Korea via cash on hand for $9,254. Hanlim is complementary to Clarivate’s intellectual property portfolio.
Acquisition of Beijing IncoPat Technology Co., Ltd.
On October 26, 2020, we acquired 100% of the assets, liabilities and equity interests of Beijing IncoPat Technology Co., Ltd. (“IncoPat”), a leading patent information service provider in China via cash on hand for $52,133. IncoPat is complementary to Clarivate’s intellectual property portfolio.
Redemption of Public Warrants
On February 20, 2020, we announced the redemption of all of our outstanding public warrants to purchase our ordinary shares that were issued as part of the units sold in the Churchill Capital Corp initial public offering and remained outstanding at 5:00 p.m. New York City time on March 23, 2020, for a redemption price of $0.01 per public warrant. In addition, our board of directors elected that, upon delivery of the notice of the redemption on February 20, 2020, all public warrants were to be exercised only on a “cashless basis.” Accordingly, by virtue of the cashless exercise of public warrants, exercising public warrant holders received 0.4626 of an ordinary share for each public warrant, and 4,747,432 ordinary shares were issued for public warrants exercised on a cashless basis and 4,649 public warrants were redeemed for $0.01 per public warrant. As of December 31, 2020, no public warrants were outstanding.

The private warrants issued in a private placement concurrently with the Churchill Capital Corp initial public offering and still held by their initial holders were not subject to this redemption.

Dispositions
Disposition of Techstreet
On November 6, 2020, the Company completed the sale of certain assets and liabilities of non-core assets and liabilities within the IP segment for a total purchase price of $42,832. A gain of $28,140 was recognized in the Consolidated Statements of Operations during the year ended December 31, 2020.

MarkMonitor Brand Protection, Antipiracy and Antifraud Disposition
In November 2019, we announced an agreement to sell the MarkMonitor brand protection, antipiracy and antifraud businesses, and completed such divestiture on January 1, 2020. We retained the MarkMonitor Domain Management business.

Customers
We serve a large, diverse and global customer base and, as of December 31, 2020, we served over 30,000 customers in more than 170 countries as well as the top 30 pharmaceutical companies by revenue. Our customers either use our databases on an exclusive basis or on a dual-sourced basis.
No single customer accounted for more than 1% of revenues and our ten largest customers represented only 6%, 5% and 6% of revenues for the years ended December 31, 2020, 2019, and 2018 respectively.
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
Our primary competitors differ by product line and include the following companies and product offerings:
•Abstracting and Indexing Database Market: Elsevier (Scopus, SciVal), Digital Science (Dimensions) and ProQuest (RefWorks);
•Patent Protection Market: LexisNexis (TotalPatent), Minesoft (PatBase) and Questel (Orbit);
•Life Sciences Regulatory and Competitive Intelligence Market: Evaluate (Evaluate Pharma), Global Data (Global Data Pharmaceuticals), Informa (Pharma Intelligence, BioMedTracker, Pharmaprojects, Trialtrove, Sitetrove), IQVIA (Tarius) and Qiagen (Qiagen Services);
•Trademark Protection Market: Corsearch (Contour, Corsearch Screening, search and watch services), and Markify (ComprehensiveSearch, ProSearch and trademark and domain watch); and
•Domain Management Market: Corporation Service Company ("CSC") (domain name management) and AppDetex (domain management and online brand protection).

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
Much of the technology we use and provide to our customers is developed, maintained and supported by approximately 1,226 employees and approximately 669 contractors, as of December 31, 2020. We generally own or have secured ongoing rights to use for the purposes of our business all the customer-facing applications which are material to our operations.
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

Intellectual Property
As of December 31, 2020, we owned approximately 1,404 registered trademarks, 175 trademark applications, 3,984 domain names, 145 granted patents and 56 patent applications. We also own certain proprietary software. In addition, we are licensed to use certain third-party software, and obtain significant content and data through third-party licensing arrangements with content providers. We consider our trademarks, service marks, databases, software and other IP to be proprietary, and we rely on a combination of statutory (e.g., copyright, trademark, trade secret and patent), contractual and technical safeguards to protect our IP rights. We believe that the IP we own and license is sufficient to permit us to carry on our business as presently conducted.
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
We also add to our business line offerings through acquisitions. We have completed two significant acquisitions in 2020 including DRG, expanding upon our life sciences product line and CPA Global, broadening our IP product offerings. During the past four years we have completed small add-on acquisitions to augment our existing portfolio of assets and provide additional datasets and services for our customers. Given the fragmented nature of the broader information services industry, we track and, where appropriate, have pursued opportunities across our Product Lines. These include Publons and Kopernio in APL, SequenceBase in PPL, Connect in CPA Global and TrademarkVision and Darts-ip in Trademark Product Line. These acquisitions are fully integrated into our platform and we believe they have already provided additional value to our customers.
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
A judgment of a U.S. court is not directly enforceable in Jersey, but constitutes a cause of action which may be enforced by Jersey courts provided that:
•the applicable U.S. courts had jurisdiction over the case, as recognized under Jersey law;
•the judgment is given on the merits and is final, conclusive and non-appealable;
•the judgment relates to the payment of a sum of money, not being taxes, fines or similar governmental penalties;
•the defendant is not immune under the principles of public international law;

•the same matters at issue in the case were not previously the subject of a judgment or disposition in a separate court;
•the judgment was not obtained by fraud; and
•the recognition and enforcement of the judgment is not contrary to public policy in Jersey.

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
Marketing, Sales and Customer Support
We primarily sell our products and services directly to our customers, although some of our products and services are sold through partners. Focusing some of our sales and marketing efforts on digital sales and marketing has allowed us to broaden our range of customers and reduce sales and marketing costs. We have a dedicated sales and marketing force, which, as of December 31, 2020, consisted of approximately 1,469 people.
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
Employees
As of December 31, 2020, approximately 8,445 full-time and approximately 245 part-time employees support our business operations. The employee count excludes employees related to the MarkMonitor Brand Protection, Antipiracy and Antifraud disposition in January 2020 and the Techstreet Disposition in November 2020. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting the Comparability of Our Results of Operations for information related to the disposition. None of our employees in the United States are represented by unions; however, customary representation by unions and works councils applies for certain of our non-U.S. employees. We consider our relationship with our employees to be good and have not experienced interruptions to operations due to labor disagreements.
The Company has spent the past two years fostering a values-led culture that begins with the Company’s purpose and vision that human ingenuity can transform the world and we will improve the way the world creates, protects and advances innovation. With a continuous focus on three corporate values (aim for greatness, value every voice and own your actions) along with transparent communication and a wide variety of colleague support programs, colleague engagement has steadily climbed and reached 79 (out of 100) in September 2020.

We provide a variety of benefits to promote retention and growth of our employees. We strive to offer equitable pay and competitive salaries and wages. In addition, we have historically provided an annual broad-based equity grant to our employees to promote a sense of company pride and ownership. We offer a comprehensive benefits package that gives a robust collection of rewards and benefits, including healthcare and insurance benefits, and retirement savings plans. We also host a number of affinity groups for our employees. We have an online academy that fosters a learning culture, leveraging the knowledge and expertise of our people.
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
Regulatory Environment
Certain of our Product Lines provide authorized customers with products and services such as access to public records. Our Product Lines that provide such products and services are subject to applicable privacy and consumer information laws and regulations, including U.S. federal and state and European Union (the “EU”) and member state regulation. Our compliance obligations vary from regulator to regulator, and may include, among other things, strict data security programs, submissions of regulatory reports, providing consumers with certain notices and correcting inaccuracies in applicable reports. Many of these laws and regulations are complex and their application to us, our customers or the specific services and relationships we have with our customers are not always clear. Our failure to accurately anticipate the application of these laws and regulations, or any failure to comply, could create liability for us, result in adverse publicity and otherwise negatively affect our business. See Item 1A. Risk Factors for more information about the impact of government regulation on our company.
Sustainability and Environment, Social and Governance (“ESG”)
Recognizing that sustainability and ESG are critical to the Company’s future success, a formal ESG commitment was launched in 2020. Built around four ESG pillars (i.e., governance, environment, colleagues and community) and aligned to the United Nations Sustainable Development Goals, our goal is to embed sustainability into the fiber and operations of the company and further strengthen the values-led company culture.

The four ESG pillars of Sustainability@Clarivate

Colleagues

We commit to empowering and supporting all colleagues to thrive and achieve their full potential.

Governance

We strive to maintain the highest level of trust and ethics in all that we do.

Environment

We commit to operating eco-efficiently with care for our planet and natural resources.

Community

We commit to sharing our time, talents and resources to make a positive and lasting impact on our community.

During the many challenges posed by the uncertainty of the global pandemic, Sustainability@Clarivate achieved a number of important initial milestones, primarily around reporting, organizational infrastructure and governance deliverables.

The below describes the actions taken by the Company to ensure a focus on sustainability:

•Assessed, developed and launched Sustainability@Clarivate framework and strategy, including a dedicated sustainability office and team, a sustainability steering committee, a sustainability champions network, and a comprehensive scorecard of goals across all dimensions;
•Signatory to the United Nations Women's Empowerment Principles (WEPs), the CEO Action for Diversity and Inclusion and the Stonewall Transgender Rights are Human Rights;
•Launched an advanced privacy center and expanded ESG information sharing to increase transparency and commitment to annual goal setting;
•Implemented a global e-waste program and launched an R2 compliant e-waste recycling effort across our global operations;
•Implemented a third party environmental metrics system to collect and analyze data in order to optimize our real estate portfolio;
•Initiated efforts to build a more sustainable supply chain by evaluating our top 100 suppliers against a comprehensive ESG evaluation framework; and
•Earned Ecovadis Bronze Level and Gold Level recognition with our Proctor & Gamble ESG evaluation

Item 1A. Risk Factors
Investing in our ordinary shares involves risks. You should carefully consider the risks described herein before making a decision to invest in our ordinary shares. If any of these risks actually occurs, our business, financial condition and results of operations could be materially and adversely affected. In such case, the trading price of our ordinary shares would likely decline, and you may lose all or part of your investment.

Any significant disruption in or unauthorized access to our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyber-attacks, could adversely impact our business.

Our reputation and ability to attract, retain and serve our customers is dependent upon the reliable performance and security of our computer systems and those of third parties that we utilize in our operations to collect, store and use public records, IP and sensitive data. We expend significant resources to develop and secure our systems, but they may be subject to damage or interruption from natural disasters, terrorist attacks, power loss, Internet and telecommunications failures and cybersecurity risks. Our computer systems and those of third parties we use in our operations may be vulnerable to cybersecurity risks, including cyber-attacks from state-sponsored entities and individual activity, such as computer viruses, denial of service attacks, physical or electronic break-ins and similar disruptions. We have implemented certain systems and processes to thwart hackers and protect our data and systems; however, these systems and processes may not be effective and, similar to many other global multinational companies, we experience cyber-threats, cyber-attacks and other attempts to breach the security of our systems. Any fraudulent, malicious or accidental breach of data security could result in unintentional disclosure of, or unauthorized access to, customer, vendor, employee or other confidential or sensitive data or information, which could potentially result in additional costs to our company to enhance security or to respond to occurrences, lost sales, violations of privacy or other laws, notifications to individuals, penalties or litigation. Any failure of our systems, significant disruption to our operations or unauthorized access to our systems or those of third parties (or “cloud” computing service providers) we contract with to host our computing could result in significant expense to repair, replace or remediate systems, equipment or facilities, a loss of customers, legal or regulatory claims, and proceedings or fines and adversely affect our business and results of operations. We do not have control over the operations of the facilities of the third party cloud computing service that we use. This, coupled with the fact that we cannot easily switch our cloud computing operations to another cloud provider, means that any disruption of or interference with our use of our current third party cloud computing service could disrupt our operations and our business could be adversely impacted.

If our products and services do not maintain and/or achieve broad market acceptance, or if we are unable to keep pace with or adapt to rapidly changing technology, evolving industry standards, macroeconomic market conditions and changing regulatory requirements, our revenues could be adversely affected.

Our business is characterized by rapidly changing technology, evolving industry standards and changing regulatory requirements. Our growth and success depend upon our ability to keep pace with such changes and developments and to meet changing customer needs and preferences. Our business could also be affected by macroeconomic factors beyond our control and our ability to keep pace with technology and business and regulatory changes is subject to a number of risks, including that we may find it difficult or costly to:

•update our products and services and develop new products and services quickly enough to meet our customers’ needs;
•make some features of our products work effectively and securely or with new or changed operating systems; and
•update our products and services to keep pace with business, evolving industry standards, regulatory requirements and other developments in the markets in which our customers operate

In addition, the principal customers for certain of the products and services are universities and government agencies, which fund purchases of these products and services from limited budgets that are sensitive to changes in private and governmental sources of funding. Recession, economic uncertainty or austerity have contributed, and may in the future contribute, to reductions in spending by such sources. Accordingly, any further decreases in budgets of universities or government agencies, which have remained under pressure, or changes in the spending patterns of private or governmental sources that fund academic institutions, could adversely affect our results of operations

The loss of, or the inability to attract and retain, key personnel could impair our future success.

Our future success depends to a large extent on the continued service of our employees, including our experts in research and analysis and other areas, as well as colleagues in sales, marketing, product development, critical operational roles, and management, including our executive officers. We must maintain our ability to attract, motivate, and retain highly qualified colleagues in order to support our customers and achieve business results. The loss of the services of key personnel and our inability to recruit effective replacements or to otherwise attract, motivate, or retain highly qualified personnel could have a material adverse effect on our business, financial condition, and operating results.

Our collection, storage and use of personal data are subject to applicable data protection and privacy laws, and any failure to comply with such laws may harm our reputation and business or expose us to fines and other enforcement action.

In the ordinary course of business, we collect, store, use and transmit certain types of information that are subject to different laws and regulations. In particular, data security and data protection laws and regulations that we are subject to often vary significantly by jurisdiction, such as the privacy requirements of the Health Insurance Portability and Accountability Act and the stringent operational requirements for processors and controllers of personal data implemented by the EU-wide General Data Protection Regulation. It also significantly increased penalties for noncompliance, including where we act as a data processor. Data security and data protection laws and regulations are continuously evolving and there are currently a number of legal challenges to the validity of EU mechanisms for adequate data transfers such as the Privacy Shield Framework and the Standard Contractual Clauses. Brexit may also mean that we are required to take additional steps to ensure that data flows from EU members states to the UK are not disrupted and remain permissible. Although we have implemented policies and procedures that are designed to ensure compliance with applicable laws, rules and regulations, if our privacy or data security measures fail to comply with applicable current or future laws and regulations, including, without limitation, the EU ePrivacy Regulation and the California Consumer Privacy Act, we will likely be required to modify our data collection or processing practices and policies in an effort to comply with such laws and regulations, and we could be subject to increased costs, fines, litigation, regulatory investigations, and enforcement notices requiring us to change the way we use personal data or our marketing practices or other liabilities such as compensation claims by individuals affected by a personal data breach, as well as negative publicity and a potential loss of business.

Our business continuity plans may not be effective against events that may adversely impact our business.

We have established operational policies and procedures that manage the risks associated with business continuity and recovery from potential disruptions to our business. These policies and procedures are designed to increase the likelihood that we are prepared to continue operations during times of unexpected disruption and we have taken steps to minimize risks that could lead to disruptions in our operations and to avoid our customers being harmed in the event of a significant disruption in our operations. However, there is no guarantee that these measures will be effective in minimizing any disruption from unexpected events that could result from a variety of causes, including human error, natural disasters (such as hurricanes and floods), infrastructure or network failures (including failures at third-party data centers, by third party cloud-computing providers, or of aging technology assets), and a disruption to our business that we are not capable of managing could adversely affect us.

We are dependent on third parties, including public sources, for data, information and other services, and our relationships with such third parties may not be successful or may change, which could adversely affect our results of operations.

Substantially all our products and services are developed using data, information or services obtained from third-party providers and public sources or are made available to our customers or are integrated for our customers’ use through information and technology solutions provided by third-party service providers. We have commercial relationships with third-party providers whose capabilities complement our own and, in some cases, these providers are also our competitors. The priorities and objectives of these providers, particularly those that are our competitors, may differ from ours, which may make us vulnerable to unpredicted price increases and unfavorable licensing terms. Agreements with such third-party providers periodically come up for renewal or renegotiation, and there is a risk that such negotiations may result in different rights and restrictions which could impact our customers’ use of the content. From time to time, we may also receive notices from third parties claiming infringement by our products and services of third-party patent and other IP rights and as the number of products and services in our markets increases and the functionality of these products and services further overlaps with third-party products and services, we may become increasingly subject to claims by a third party that our products and services infringe on such party’s IP rights. Moreover, providers that are not currently our competitors may become competitors or be acquired by or merge with a competitor in the future, any of which could reduce our access to the information and technology solutions provided by those companies. If we do not maintain, or obtain the expected benefits from, our relationships with third-party providers or if a substantial number of our third-party providers or any key service providers were to withdraw their services, we may be less competitive, our ability to offer products and services to our customers may be negatively affected, and our results of operations could be adversely impacted.

Increased accessibility to free or relatively inexpensive information sources may reduce demand for our products and services.

In recent years, more public sources of free or relatively inexpensive information have become available and this trend is expected to continue. Public sources of free or relatively inexpensive information may reduce demand for our products and services. Competition from such free or lower cost sources may also require us to reduce the price of some of our products and services (which may result in lower revenues) or make additional capital investments (which might result in lower profit margins). Demand could also be reduced as a result of cost-cutting, reduced spending or reduced activity by customers. Our results of operations could be adversely affected if our customers choose to use these public sources as a substitute for our products or services.

We may be unable to derive fully the anticipated benefits from organic growth, existing or future acquisitions, joint ventures, investments or dispositions, including anticipated revenue and cost synergies, and costs associated with achieving synergies or integrating such acquisitions may exceed our expectations.

We seek to achieve our growth objectives by optimizing our offerings to meet the needs of our customers through organic development, including by delivering integrated workflow platforms, cross-selling our products across our existing customer base, acquiring new customers, implementing operational efficiency initiatives, and through acquisitions, joint ventures, investments and dispositions. However, we may not be able to achieve the expected benefits of our acquisitions, including anticipated revenue, cost synergies or growth opportunities and we may not succeed in cross-selling our products and services. Moreover, we may not be able to integrate the assets acquired in any such acquisition or achieve our expected cost synergies without increases in costs or other difficulties. If we are unable to successfully execute on our strategies to achieve our growth objectives, drive operational efficiencies, realize our anticipated cost or revenue synergies or if we experience higher than expected operating costs that cannot be adjusted accordingly, our growth rates and profitability could be adversely affected and the market price of our ordinary shares may decline. Furthermore, acquisitions may subject us to new types of risks to which we were not previously exposed.

We operate in a highly competitive industry and we may be adversely affected by competition and other changes in our markets.

The markets for our products and services are highly competitive and are subject to rapid technological changes and evolving customer demands and needs. We compete on the basis of various factors, including the quality of content embedded in our databases, customers’ perception of our products relative to the value that they deliver, user interface of the products and the quality of our overall offerings. Many of our principal competitors are established companies that have substantial financial resources, recognized brands, technological expertise and market experience, and these competitors sometimes have more established positions in certain product lines and geographies than we do. We also compete with smaller and sometimes newer companies, some of which are specialized with a narrower focus than our company, and with other Internet services companies and search providers. New and emerging technologies can also have the impact of allowing start-up companies to enter the market more quickly than they would have been able to in the past. In addition, some of our competitors combine competing products with complementary products as packaged solutions, which could pre-empt use of our products or solutions and some of our customers may decide to independently develop certain products and services. If we fail to compete effectively, our financial condition and results of operations would be adversely affected.

We generate a significant percentage of our revenues from recurring subscription-based arrangements and highly predictable re-occurring transactional ("re-occurring") arrangements. If we are unable to maintain a high annual revenue renewal rate, our results of operations could be adversely affected.

For the twelve months ended December 31, 2020, approximately 76.9% of our revenues were subscription-based and re-occurring based. Because most of the revenues we report in each quarter are the result of subscription and re-occurring agreements entered into or renewed in previous quarters, with subscription renewals historically concentrated in the first quarter, a decline in subscriptions in any one quarter may not affect our results in that quarter, but could reduce revenues in future quarters. Our operating results depend on our ability to achieve and sustain high renewal rates on our existing subscription and re-occurring arrangements and to obtain new subscriptions and re-occurring contracts with new and existing customers at competitive prices and other commercially acceptable terms. Failure to meet one or more of these subscription and re-occurring objectives could have a material adverse effect on our business, financial condition, and operating results.

Our brand and reputation are key assets and competitive advantages of our company and our business may be affected by how we are perceived in the marketplace.

Our ability to attract and retain customers is affected by external perceptions of our brand and reputation.
Failure to protect the reputation of our brands may adversely impact our credibility as a trusted source of content and may have a negative impact on our business. In addition, in certain jurisdictions we engage sales agents in connection with the sale of certain of our products and services. Poor representation of our products and services by agents, or entities acting without our permission, could have an adverse effect on our brands, reputation and our business.

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

We have international operations and, accordingly, our business is subject to risks resulting from differing legal and regulatory requirements, political, social and economic conditions and unforeseeable developments in a variety of jurisdictions. Our international operations are subject to the following risks, among others:

•political instability;
•international hostilities, military actions, terrorist or cyber-terrorist activities, natural disasters, pandemics (including a prolonged and delayed recovery from COVID-19), and infrastructure disruptions;
•differing economic cycles and adverse economic conditions;
•unexpected changes in regulatory environments and government interference in the economy;
•varying tax regimes, including with respect to the imposition of withholding taxes on remittances and other payments by our partnerships or subsidiaries and the possibility that a U.S. person treated as owning at least 10% of our ordinary shares could be subject to adverse U.S. federal income tax consequences;
•differing labor regulations in locations where we have a significant number of employees;
•foreign exchange controls and restrictions on repatriation of funds;
•fluctuations in currency exchange rates;
•insufficient protection against product piracy and differing protections for IP rights;
•varying attitudes towards censorship and the treatment of information service providers by foreign governments, particularly in emerging markets;
•various trade restrictions (including trade and economic sanctions and export controls prohibiting or restricting transactions involving certain persons and certain designated countries or territories) and anti-corruption laws (including the U.S. Foreign Corrupt Practices Act and the UK Bribery Act 2010);
•Brexit-related developments and their potential consequences;
•possible difficulties in enforcing a U.S. judgment against us or our directors and officers residing outside the United States, or asserting securities law claims outside of the United States; and
•protecting your interests as a shareholder due to the differing rights of shareholders under Jersey law, where we are incorporated.

Our overall success as a global business depends, in part, on our ability to anticipate and effectively manage these risks, and there can be no assurance that we will be able to do so without incurring unexpected costs. If we are not able to manage the risks related to our international operations, our business, financial condition and results of operations may be materially affected.

The international scope of our business operations subjects us to multiple overlapping tax regimes that can make it difficult to determine what our obligations are in particular situations. For example, we have been advised that we should be able to deliver the Merger Shares, consistent with our obligations under the Sponsor Agreement, to the recipients thereof without withholding for U.K. employment and related taxes. However, it is possible that Her Majesty’s Revenue and Customs (“HMRC”) could dispute our position and proceed against us for the amount of such taxes, which could be significant and, if sustained, could adversely affect our cash flows and financial position. Although we believe we would ultimately prevail in any such a proceeding, there can be no assurance that we would not be required to pay a significant amount in settlement of any such a claim brought by HMRC.

Our indebtedness could adversely affect our business, financial condition, and results of operations.

Our indebtedness could have significant consequences on our future operations, including:

•making it more difficult for us to satisfy our debt obligations and our other ongoing business obligations, which may result in defaults;
•events of default if we fail to comply with the financial and other covenants contained in the agreements governing our debt instruments, which could result in all of our debt becoming immediately due and payable or require us to negotiate an amendment to financial or other covenants that could cause us to incur additional fees and expenses;
•sensitivity to interest rate increases on our variable rate outstanding indebtedness, including uncertainty relating to the likely phasing out of LIBOR by the end of 2021, which could result in increased interest under our credit facilities which could cause our debt service obligations to increase significantly;
•reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;
•limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industries in which we operate, and the overall economy;
•placing us at a competitive disadvantage compared to any of our competitors that have less debt or are less leveraged;
•increasing our vulnerability to the impact of adverse economic and industry conditions; and

•if we receive a downgrade of our credit ratings, our cost of borrowing could increase, negatively affecting our ability to access the capital markets on advantageous terms, or at all.

Our ability to meet our payment and other obligations under our debt instruments depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us under our existing or any future credit facilities or otherwise, in an amount sufficient to enable us to meet our debt obligations and to fund other liquidity needs. We may incur substantial additional indebtedness, including secured indebtedness, for many reasons, including to fund acquisitions. If we add additional debt or other liabilities, the related risks that we face could intensify.

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

•our ability to maintain revenues if our products and services do not achieve and maintain broad market acceptance, or if we are unable to keep pace with or adapt to rapidly changing technology, evolving industry standards, macroeconomic market conditions and changing regulatory requirements;

•our loss of, or inability to attract and retain, key personnel;

•our ability to comply with applicable data protection and privacy laws;

•the effectiveness of our business continuity plans;

•our dependence on third parties, including public sources, for data, information and other services, and our relationships with such third parties;

•increased accessibility to free or relatively inexpensive information sources;

•our ability to derive fully the anticipated benefits from organic growth, existing or future acquisitions, joint ventures, investments or dispositions;

•our ability to compete in the highly competitive industry in which we operate, and potential adverse effects of this competition;

•our ability to maintain high annual revenue renewal rates;

•the strength of our brand and reputation;

•our exposure to risk from the international scope of our operations, and our exposure to potentially adverse tax consequences from the international scope of our operations and our corporate and financing structure;

•our substantial indebtedness, which could adversely affect our business, financial condition, and results of operations; and

•other factors beyond our control.

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The Company’s primary office spaces as of December 31, 2020 are represented in the table below:

Location	Space Leased	Lease Expiration
Philadelphia, Pennsylvania, USA	78,778 square feet	October 2029
Bangalore, India (Location #1)	57,850 square feet	February 2022
Bangalore, India (Location #2)	56,891 square feet	March 2027
Hyderabad, India	54,064 square feet	July 2021
Belgrade, Serbia	53,841 square feet	August 2027
London, UK	52,321 square feet	December 2028
Chennai, India	47,522 square feet	June 2021
Boston, Massachusetts, USA	35,600 square feet	October 2024
Barcelona, Spain	32,000 square feet	September 2023
Jersey	30,784 square feet	September 2028
Bangalore, India	30,122 square feet	March 2027
Chandler, Arizona, USA	30,000 square feet	November 2027
Tokyo, Japan	29,788 square feet	May 2022
Antwerp, Belgium	27,896 square feet	December 2023
Alexandria, Virginia, USA	24,660 square feet	December 2026
Milwaukee, Wisconsin, USA	24,016 square feet	May 2027
Penang, Malaysia	23,639 square feet	September 2023
Beijing, China	20,526 square feet	March 2022
Burlington, Massachusetts, USA	20,026 square feet	December 2027
San Francisco, California, USA	18,889 square feet	October 2025
Gurugram, India	18,718 square feet	November 2021
Toronto, Canada	16,786 square foot	May 2025

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
Our ordinary shares are traded on the NYSE under the symbol CLVT.
Holders
As of December 31, 2020, there were 41 holders of record of ordinary shares. A substantially greater number of holders of our ordinary shares are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
Dividends
We did not pay any dividends to stockholders during the year ended December 31, 2020. We presently intend to retain our earnings for use in business operations and, accordingly, we do not anticipate that our board will declare dividends in the foreseeable future. In addition, the terms of our credit facilities and the indenture governing our secured notes due 2026 include restrictions that may impact our ability to pay dividends.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information as of December 31, 2020, with respect to compensation plans under which equity securities are authorized for issuance.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)		Weighted-average exercise price of outstanding options, warrants, and rights(b)		Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column)(a)(c)
Equity Compensation Plans Approved by Security Holders
2019 Incentive Award Plan	10,544,489	(2)	$12.95	(3)	42,785,926	(4)
Equity Compensation Plans Not Approved by Security Holders (1)
Private Placement Warrants	18,026,000		11.50		—
Total	28,570,489		$12.04		42,785,926
(1)See Item 11. Executive Compensation - Compensation Committee Interlocks and Insider Participation. See Item 8. Financial Statements and Supplementary Data - Notes to the Consolidated Financial Statements - Note 16 - Shareholders’ Equity for information regarding the Warrants.
(2)Includes (a) 7,860,618 of stock options, (b) 1,810,546 restricted share units that were issued with no exercise price or other consideration, and (c) 873,325 performance share units at grant that were issued with no exercise price or other consideration, and may not ultimately vest based on achievement of certain performance and market conditions.
(3)The weighted-average exercise price is reported for the outstanding stock options reported in the first column. There are no exercise prices for the restricted share units or performance share units.
(4)The total number of securities to be issued under the 2019 Incentive Award Plan.

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

Recent Sales of Unregistered Equity; Use of Proceeds from Registered Offerings
In March 2017, the Company adopted the management incentive plan under which certain employees of the Company may be eligible to purchase shares of the Company. In exchange for each share purchase subscription, the purchaser is entitled to a fully vested right to an ordinary share. Additionally, along with a subscription, employees received a corresponding number of options to acquire additional ordinary shares subject to five year vesting. The vesting of these options was accelerated on November 30, 2020. The Company did not receive any subscriptions during the years ended December 31, 2020 and 2019. As of December 31, 2020 and 2019, respectively, there were 127,060 and 358,313 shares issued and outstanding under the management incentive plan. None of the foregoing transactions involved any underwriters, underwriting discounts or commissions or any public offering.

Item 6. Selected Financial Data
The following should be read in conjunction with the consolidated financial statements, including the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Part II of this Form 10-K.

	Year ended December 31,
	2020 (1)(2)	2019 (3)(4)	2018 (5)(6)	2017 (7)
(in thousands except share and per share data)
Statement of Operations Data:
Revenues, net	$1,254,047	$974,345	$968,468	$917,634
Operating expenses:
Cost of revenues	(399,122)	(352,000)	(430,326)	(413,030)
Selling, general and administrative costs	(553,756)	(475,014)	(413,004)	(422,931)
Depreciation	(12,709)	(9,181)	(9,422)	(6,997)
Amortization	(290,441)	(191,361)	(227,803)	(221,466)
Impairment on assets held for sale	—	(18,431)	—	—
Restructuring and impairment	(47,595)	(15,670)	—	—
Other operating income (expense), net	52,381	4,826	6,379	(237)
Total operating expenses	(1,251,242)	(1,056,831)	(1,074,176)	(1,064,661)
Income (loss) from operations	2,805	(82,486)	(105,708)	(147,027)
Legal settlement	—	39,399	—	—
Income (loss) before interest expense and income tax	2,805	(43,087)	(105,708)	(147,027)
Interest expense and amortization of debt discount, net	(111,914)	(157,689)	(130,805)	(138,196)
Income (loss) before income tax	(109,109)	(200,776)	(236,513)	(285,223)
Benefit (provision) for income taxes	2,799	(10,201)	(5,649)	21,293
Net loss	$(106,310)	$(210,977)	$(242,162)	$(263,930)

Per share:
Basic and diluted	$(0.25)	$(0.77)	$(1.11)	$(1.22)

	Year ended December 31,
	2020	2019	2018	2017
(in thousands)
Statement of Cash Flows data:
Net cash provided by (used in)
Operating activities	$263,500	$117,580	$(26,100)	$6,667
Investing activities	(2,992,168)	(140,885)	11,934	(40,205)
Financing activities	2,926,580	75,215	(32,605)	22,818
Other Financial Data:
Capital expenditures	(107,713)	(69,836)	(45,410)	(37,804)

	Year ended December 31,
	2020 (1)(2)(8)(9)	2019 (3)(10)(11) (12)	2018 (5)	2017 (7)
(in thousands)
Balance Sheet data:
Cash and cash equivalents	$257,730	$76,130	$25,575	$53,186
Accounts receivable, net	751,446	333,858	331,295	317,808
Computer hardware and other property, net	36,267	18,042	20,641	23,010
Total assets	15,197,344	3,791,371	3,709,674	4,005,111
Total long term liabilities	4,033,606	1,779,961	2,015,353	2,057,932
Total long term debt	3,457,900	1,628,611	1,930,177	1,967,735
Total shareholders' equity	9,593,971	1,360,412	1,050,607	1,286,106

Footnotes to Key Financial Data

(1)In February 2020, the Company completed the acquisition Decision Resources Group ("DRG"). DRG has been included in our consolidated results of operations and consolidated balance sheets starting on the acquisition date. In October 2020, the Company completed the acquisition of CPA Global. CPA Global has been included in our consolidated results of operations and consolidated balance sheets starting on the acquisition date. In October 2020, the Company completed the acquisition of Beijing IncoPat Technology Co., Ltd. ("IncoPat"). IncoPat has been included in our consolidated results of operations and consolidated balance sheets starting on the acquisition date. In November 2020, the Company completed the acquisition of Hanlim IPS. Co., Ltd. ("Hanlim"). Hanlim has been included in our consolidated results of operations and consolidated balance sheets starting on the acquisition date.

(2)Includes $28,140 gain on the sale of certain assets and liabilities of the Techstreet business.

(3)In September 2019, the Company completed the acquisition of SequenceBase. SequenceBase has been included in our consolidated results of operations and consolidated balance sheets starting on the acquisition date. In November 2019, the Company completed the acquisition of Darts-ip. Darts-ip has been included in our consolidated results of operations and consolidated balance sheets starting on the acquisition date.

(4)Includes $18,431 of asset impairment charges related to assets held for sale, $15,670 of restructuring charges, and $39,399 gain related to a legal settlement.

(5)The Company completed the acquisitions of Kopernio and TrademarkVision in March 2018 and October 2018, respectively. Kopernio and TrademarkVision has been included in our consolidated results of operations starting and consolidated balance sheets on the acquisition date.

(6)Includes $36,072 gain on the sale of a business and $33,819 loss related to the write down of a tax indemnity asset.

(7)In June 2017, the Company completed the acquisition of Publons. Publons has been included in our consolidated results of operations and consolidated balance sheets starting on the acquisition date.

(8)Includes an incremental $1,960,000 of borrowings under our term loan facility in connection with the DRG and CPA Global acquisitions.

(9)Includes $6,761,515 from the issuance of up to 218,183,778 ordinary shares to Redtop Holdings Limited, a portfolio company of Leonard Green & Partners, L.P., in connection with the CPA Global acquisition.

(10)Reflects the impact of the adoption of ASC 842 Leases. See Item 8. Financial Statements and Supplementary Data - Notes to the Consolidated Financial Statements - Note 3 - Summary of Significant Accounting Policies for further discussion.

(11)Includes the impact of October 2019 Refinancing Transaction.

(12)Includes $200,000 related to the net impact of the tax receivable agreement and buyout agreement and $678,054 related to the merger recapitalization.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our Consolidated Financial Statements, including the notes thereto, included elsewhere in this annual report. Certain statements in this section are forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations and intentions. Our future results and financial condition may differ materially from those we currently anticipate as a result of the factors we describe under Item 1A. Risk Factors. Certain income statement amounts discussed herein are presented on an actual and on a constant currency basis. We calculate constant currency by converting the non-U.S. dollar income statement balances for the most current year to U.S. dollars by applying the average exchange rates of the preceding year. Certain amounts that appear in this section may not sum due to rounding.
Overview
We offer a collection of high quality, market leading information and analytic products and solutions through our Science segment and Intellectual Property (“IP”) segment, which are also our reportable segments. Our Science segment consists of our Academic, and Life Science Product Lines, and our IP segment consists of our Patents, Trademarks, Domains and IP Management Product Lines. Our highly curated Web of Science products are offered primarily to universities, helping them navigate scientific literature, facilitate research and evaluate and measure the quality of researchers, institutions and scientific journals across various academic disciplines. Our Life Sciences Product Line offerings serve the content and analytical needs of pharmaceutical and biotechnology companies across the drug development lifecycle, including content on discovery and pre-clinical research, competitive intelligence, regulatory information and clinical trials. Our Derwent Product Line offerings help patent and legal professionals in R&D intensive businesses evaluate the novelty and patentability of new ideas and products to help protect and research patents. Our Trademark Product Line allow businesses and legal professionals to access our comprehensive trademark database. Our Domains Product Line offerings include enterprise web domain portfolio management products and services. Finally, our IP Management Product Line provides technology solutions and legal support services across the IP lifecycle, including renewal and validation of IP rights on behalf of customers and the development and provision of IP management software, as well as other patent activities including patent searching, IP filing, prosecution support and trademark watching.

Objective

The objective of the Management Discussion and Analysis is to detail material information, events, uncertainties and factors impacting the Company and provide investors an understanding from "Management's perspective". Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Management highlights the critical areas for evaluating the Company's performance which includes a discussion of reportable segment information. In addition, refer to Item 1. Business for Management's discussion of forward looking transformational strategy and initiatives including operational improvements, revenue growth and pursuit of acquisition opportunities.

Factors Affecting the Comparability of Our Results of Operations
The following factors have affected the comparability of our results of operations between the periods presented in this annual report and may affect the comparability of our results of operations in future periods.
Strategic Acquisitions
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
The aggregate consideration paid in connection with the closing of the DRG acquisition was $964,997, composed of $900,000 of base cash plus $6,100 of adjusted closing cash paid on the closing date and up to 2,895,638 of the Company's ordinary shares to be issued to PEL following the one-year anniversary of closing. The contingent stock consideration was valued at $58,897 on the closing date and will be revalued at each period end and included in the Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

Acquisition of CPA Global
On October 1, 2020, we acquired 100% of the assets, liabilities and equity interests of CPA Global, a global leader in intellectual property software and tech-enabled services. Clarivate acquired all of the outstanding shares of CPA Global in a cash and stock transaction. The aggregate consideration in connection with the closing of the CPA Global acquisition was $8,740,989, net of $98,610 cash acquired, including an equity hold-back consideration of $46,485. The aggregate consideration was composed of (i) $6,761,515 from the issuance of up to 218,183,778 ordinary shares to Redtop Holdings Limited, a portfolio company of Leonard Green & Partners, L.P., representing approximately 35% pro forma fully diluted ownership of Clarivate and (ii) approximately $2,078,084 in cash to fund the repayment of CPA Global's parent company outstanding debt of $2,055,822 and related interest swap termination fee of $22,262. Of the 218,306,663 ordinary shares issuable in the acquisition, Clarivate issued 216,683,778 ordinary shares on October 1, 2020.
In conjunction with the closing of the transaction, the Company incurred an incremental $1,600,000 of term loans under our term loan facility and used the net proceeds from such borrowings, together with cash on hand, to fund the transaction. As a result of the additional term loan and the additional term loan associated with the DRG acquisition, we had $2,847,400 outstanding on our term loan facility at December 31, 2020.

Acquisition of Beijing IncoPat Technology Co, Ltd.
On October 26, 2020, we acquired 100% of the assets, liabilities and equity interests of Beijing IncoPat Technology Co., Ltd. (“IncoPat”), a leading patent information service provider in China via cash on hand for $52,133. IncoPat is complementary to Clarivate’s intellectual property portfolio.

Acquisition of Hanlim IPS. Co., Ltd.

On November 23, 2020, we acquired 100% of the assets, liabilities and equity interests of Hanlim IPS. Co., Ltd. ("Hanlim"), a leading patent renewal and information service provider in South Korea via cash on hand for $9,254. Hanlim is complementary to Clarivate’s intellectual property portfolio.

Dispositions
MarkMonitor Brand Protection, Antipiracy and Antifraud Disposition
In November 2019, we entered into an agreement with an unrelated third-party for the sale of certain assets and liabilities of our MarkMonitor Product Line within the IP Group. The divestment closed in January 2020 for a consideration of approximately $3,751. An impairment charge of $18,431 was recognized in the Statement of Operations during the fourth quarter of 2019 to reduce the Assets Held for Sale to their fair value. Accordingly, we recorded an immaterial loss on the divestiture during the year ended December 31, 2020.
Disposition of Techstreet

On November 6, 2020, the Company completed the sale of certain assets and liabilities of certain non-core assets and liabilities within the IP segment for a total purchase price of $42,832. A gain of $28,140 was recognized in the Consolidated Statements of Operations within Other operating income, net during the year ended December 31, 2020.

Public Ordinary Share Offerings
During 2020, the Company completed two underwritten public offerings of ordinary shares and used the proceeds it received to fund, in part, the acquisitions of the DRG and CPA Global businesses.
February 2020 Ordinary Share Offering
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

June 2020 Ordinary Share Offering
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
The Company received approximately $304,030 in net proceeds from the sale of ordinary shares offered by the Company, after deducting underwriting discounts and estimated offering expenses payable. We used the net proceeds, in conjunction with the new $1,600,000 incremental term loan facility available to Clarivate on October 1, 2020, to fund the repayment of CPA Global parent company's $2,052,926 of outstanding debt. The Company did not receive any proceeds from the secondary ordinary shares sold by the selling shareholders.
Restructuring
During both 2020 and 2019, we engaged a strategic consulting firm to assist us in optimizing our structure and cost base. As a result, we have implemented several cost-saving and margin improvement programs designed to generate substantial incremental cash flow including the Operation Simplification and Optimization Program, the DRG Acquisition Integration Program and the CPA Global Acquisition Integration and Optimization Program.
Operation Simplification and Optimization Program
During the fourth quarter of 2019, the Company approved restructuring actions designed to streamline our operations by simplifying our organization and focusing on two segments in planned phases. Approximately $42,317 costs have been incurred to date under the program which was substantially complete as of December 31, 2020.
During the year ended December 31, 2020, the Company recorded pre-tax charges of $26,647, recognized within Restructuring and impairment in the Consolidated Statements of Operations. These charges were composed of $6,011 of lease impairment and location exit costs, $4,567 of contract exit costs and legal and advisory fees, and $16,069 of severance and related benefit costs, respectively.
DRG Acquisition Integration Program
During the second quarter of 2020, the Company approved restructuring actions designed to eliminate duplicative costs in planned phases following the acquisition of DRG. Approximately $6,597 of costs have been incurred to date under the program which was substantially complete as of December 31, 2020.
During the year ended December 31, 2020, the Company recorded pre-tax charges of $6,597 recognized in Restructuring and impairment in the Consolidated Statements of Operations composed of $977 of lease impairment and location exit costs, $487 of contract exit costs and legal and advisory fees and $5,133 of severance and related benefit costs, respectively.
CPA Global Acquisition Integration and Optimization Program
During the fourth quarter of 2020, the Company approved restructuring actions designed to eliminate duplicative costs following the acquisition of CPA Global and to streamline our operations simplifying our organization and reducing our leasing portfolio. As a result of these actions, the company expects to record total pre-tax restructuring charges of approximately $96,767 for all phases of the program. Approximately $14,352 of costs have been incurred to date under the program and $82,415 are expected to be incurred in a future period. This estimate includes approximately $21,827 for severance related charges, approximately $54,060 of estimated maximum lease exit costs, assuming no sublease agreements are entered into, and $6,528 of other exit costs.
During the year ended December 31, 2020, the Company recorded pre-tax charges of $14,352, respectively, recognized in Restructuring and impairment in the Consolidated Statements of Operations comprised of $707 of lease impairment and location exit costs, $3,472 of contract exit costs and legal and advisory fees and $10,173 of severance and related benefit costs, respectively.

Effect of Currency Fluctuations

As a result of our geographic reach and operations across regions, we are exposed to currency transaction and currency translation impacts. Currency transaction exposure results when we generate revenues in one currency and incur expenses in another. While we seek to limit our currency transaction exposure by matching revenues and expenses, we are not always able to do so. For example, our revenues were denominated approximately 74% in U.S. dollars, 11% in euros, 8% in British pounds and 6% in other currencies for the year ended December 31, 2020, 81% in U.S. dollars, 9% in euros, 3% in British pounds and 7% in other currencies for the year ended December 31, 2019 and 79% in U.S. dollars, 7% in euros, 7% in British pounds and 7% in other currencies for the year ended December 31, 2018, while our direct expenses before depreciation and amortization, tax and interest in 2020, 2019 and 2018, were denominated approximately 69%, 70%, and 70%% in U.S. dollars, 9%, 9%, and 9% in euros, 13%, 13%, and 11% in British pounds and 9%, 8%, and 10% in various other currencies, respectively.
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
In September 2020, the Company entered into two foreign exchange forward contracts to reduce its exposure to variability in cash flows relating to funding of the repayment of CPA Global's parent company outstanding debt on October 1, 2020. The Company recognized a gain from the mark to market adjustment of $2,903, in Other operating income, net on the Consolidated Statements of Operations for the year ended December 31, 2020. The nominal amount of outstanding foreign currency contracts was $0 as of December 31, 2020 and December 31, 2019.
Additionally, the Company periodically enters into foreign currency contracts. The purpose of these derivative instruments is to help manage the Company’s exposure to foreign exchange rate risks within the acquired CPA Global business. These contracts generally do not exceed 180 days in duration. See Item 7a. Quantitative and Qualitative Disclosures About Market Risk and Item 8. Financial Statements and Supplementary Data - Note 10 to the Consolidated Financial Statements - Derivative Instruments, for additional information.

Key Performance Indicators
We regularly monitor the following key performance indicators to evaluate our business and trends, measure our performance, prepare financial projections and make strategic decisions.
Adjusted Revenues
We present Adjusted Revenues, which excludes the impact of the deferred revenue purchase accounting adjustments, which is allowable under the Company's debt covenant calculation, and revenues from divestitures. We present these measures because we believe it is useful to readers to better understand the underlying trends in our operations. See - Certain Non-GAAP Measures - Adjusted Revenues below for important information on the limitations of Adjusted Revenues and their reconciliation to the respective revenues measures under U.S. GAAP.

Adjusted EBITDA and Adjusted EBITDA margin
Adjusted EBITDA is presented because it is a basis upon which our management assesses our performance, and we believe it is useful for investors to understand the underlying trends of our operations. See Certain Non-GAAP Measures - Adjusted EBITDA and Adjusted EBITDA margin for important information on the limitations of Adjusted EBITDA and its reconciliation to our Net loss under U.S. GAAP. Adjusted EBITDA represents net loss before provision for income taxes, depreciation and amortization, interest income and expense adjusted to exclude acquisition or disposal-related transaction costs (such costs include net income from continuing operations before provision for income taxes, depreciation and amortization and interest income and expense from divestitures), losses on extinguishment of debt, stock-based compensation, unrealized foreign currency gains/(losses), costs associated with the transition services agreement with Thomson Reuters, which we entered into in connection with our separation from Thomson Reuters in 2016, separation and integration costs, transformational and restructuring expenses, acquisition-related adjustments to deferred revenues, costs related to our merger with Churchill Capital Corp in 2019, non-cash income/(loss) on equity and cost method investments, non-operating income or expense, the impact of certain non-cash, legal settlements and other items that are included in net income for the period that the Company does not consider indicative of its ongoing operating performance and certain unusual items impacting results in a particular period. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by Adjusted Revenues.
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
We monitor ACV because it represents a leading indicator of the potential subscription revenues that may be generated from our existing customer base over the upcoming 12-month period. Measurement of subscription revenues as a key operating metric is particularly relevant because a majority of our revenues are generated through subscription-based and re-occurring revenues, which accounted for 76.9%, 82.6%, and 81.7% of our total revenues for the years ended December 31, 2020, 2019 and 2018, respectively. We calculate and monitor ACV for each of our segments, and use the metric as part of our evaluation of our business and trends.
The amount of actual subscription revenues that we earn over any 12-month period are likely to differ from ACV at the beginning of that period, sometimes significantly. This may occur for numerous reasons, including subsequent changes in annual revenue renewal rates, impact of price increases (or decreases), cancellations, upgrades and downgrades, and acquisitions and divestitures.
We calculate the ACV on a constant currency basis to exclude the effect of foreign currency fluctuations.
The following table presents ACV as of the dates indicated:

	December 31,			Change	Change
(dollars in thousands)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Annualized Contract Value	$906,554	$793,727	$767,021	14.2%	3.5%
Annual Revenue Renewal Rates
Our revenues are primarily subscription based, which leads to high revenue predictability. Our ability to retain existing subscription customers is a key performance indicator that helps explain the evolution of our historical results and is a leading indicator of our revenues and cash flows for the subsequent reporting period.
“Annual revenue renewal rate” is the metric we use to determine renewal levels by existing customers across all of our Segments, and is a leading indicator of renewal trends, which impact the evolution of our ACV and results of operations. We calculate the annual revenue renewal rate for a given period by dividing (a) the annualized dollar value of existing subscription product license agreements that are renewed during that period, including the value of any product downgrades, by (b) the annualized dollar value of existing subscription product license agreements that come up for renewal in that period. “Open renewals,” which we define as existing subscription product license agreements that come up for renewal, but are neither renewed nor canceled by customers during the applicable reposting period, are excluded from both the numerator and denominator of the calculation. We calculate the annual revenue renewal rate to reflect the value of product downgrades but not the value of product upgrades upon renewal, because upgrades reflect the purchase of additional services.
The impact of upgrades, new subscriptions and product price increases is reflected in ACV, but not in annual revenue renewal rates. Our annual revenue renewal rates were 91.2%, 90.1% and 91.7% (which for the avoidance of doubt, does not reflect the impact of upgrades, new subscriptions or product price increases) for the years ended December 31, 2020, 2019 and 2018, respectively.

Key Components of Our Results of Operations
Revenues, net
The Company disaggregates revenue based on revenue recognition pattern. Subscription based revenues recognize revenue over time, whereas our transactional and re-occurring revenues recognize revenue at a point in time. The Company believes subscription, transaction and re-occurring is reflective of how the Company manages the business.

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

Transactional revenues are earned under contracts for specific deliverables that are typically quoted on a product, data set or project basis and often derived from repeat customers, including customers that also generate subscription-based revenues. Transactional products and services are invoiced according to the terms of the contract, typically in arrears. Transactional content revenues are usually delivered to the customer instantly or in a short period of time, at which time revenues are recognized. Transactional revenues also include, to a lesser extent, professional services, which are typically performed under contracts that vary in length from several months to years for multi-year projects and are typically invoiced based on the achievement of milestones. The most significant components of our transactional revenues include our “clearance searching” and “backfiles” products. Recurring revenues are earned under contracts for specific deliverables that are typically quoted on a product, data set or project basis and often derived from repeat customers. These contracts include either evergreen clauses, in which at least six month advance notice is required prior to cancellation, or the contract is for multiple years.

Re-occurring revenues are usually delivered to the customer instantly or in a short period of time, at which time revenues are recognized. These contracts include either evergreen clauses, in which at least six month advance notice is required prior to cancellation, or the contract is for multiple years. The most significant components of our re-occurring revenues is our 'renewal' business within CPA Global.

Cost of Revenues
Cost of revenues consists of costs related to the production, servicing and maintenance of our products and are composed primarily of related personnel costs, such as salaries, benefits and bonuses for employees, fees for contracted labor, and data center services and licensing costs. Cost of revenues also includes the costs to acquire or produce content, royalties payable and non-capitalized R&D expenses. Cost of revenues does not include production costs related to internally generated software, which are capitalized.
Selling, General and Administrative
Selling, general and administrative costs consist primarily of salaries, benefits, commission and bonuses for the executive, finance and accounting, human resources, administrative, sales and marketing personnel, third-party professional services fees, such as legal and accounting expenses, facilities rent and utilities and technology costs associated with our corporate infrastructure. Also included within these costs are: 1) transaction expenses including costs incurred to complete business combination transactions, including acquisitions, dispositions and capital market activities and include advisory, legal, and other professional and consulting costs; and 2) transition, integration and other related expenses, including transformation expenses, mainly reflect the costs of transitioning certain activities performed under the transition services agreement by Thomson Reuters and certain consulting costs related to standing up our back-office systems to enable our operation on a stand-alone basis.
Depreciation
Depreciation expense relates to our fixed assets, including mainly computer hardware and leasehold improvements, furniture and fixtures. These assets are depreciated over their expected useful lives, and in the case of leasehold improvements over the shorter of their useful life or the duration of the related lease.

Amortization
Amortization expense relates to our finite-lived intangible assets, including mainly databases and content, customer relationships, internally generated computer software and trade names. These assets are amortized over periods of between two and twenty three years. Definite-lived intangible assets are tested for impairment when indicators are present, and, if impaired, are written down to fair value based on discounted cash flows.
Impairment on Assets Held for Sale
Impairment on assets held for sale represents an impairment charge recorded for certain assets classified as assets held for sale.
Restructuring and Impairment
Restructuring and impairment expense includes costs associated with involuntary termination benefits provided to employees under the terms of a one-time benefit arrangement, certain contract termination costs, and other costs associated with an exit or disposal activity.
Other Operating Income, Net
Other operating income, net consists of gains or losses related to the disposal of our assets, asset impairments or write-downs and the consolidated impact of re-measurement of the assets and liabilities of our company, sublease income, gain recognized on foreign exchange contract settlement and our subsidiaries that are denominated in currencies other than each relevant entity's functional currency.
Legal Settlement
Legal settlement represents a net gain recorded for cash received in relation to closure of a confidential legal matter.
Interest Expense and Amortization of Debt Discount, Net
Interest expense, net consists of expense related to interest on our borrowings under our term loan facility and our secured notes due 2026, the amortization and write off of debt issuance costs and original discount, and interest related to certain derivative instruments.
Provision for Income Taxes
A provision for income tax is calculated for each of the jurisdictions in which we operate. The benefit or provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The benefit or provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the book and tax bases of assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Interest accrued related to unrecognized tax benefits and income tax related penalties are included in the provision for income taxes.

Results of Operations
The following table presents the results of operations for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,			Change 2020 vs. 2019	Change 2019 vs. 2018
(in thousands, except percentages)	2020	2019	2018	%	%
Revenues, net	$1,254,047	$974,345	$968,468	28.7%	0.6%
Operating expenses:
Cost of revenues	(399,122)	(352,000)	(430,326)	13.4%	(18.2)%
Selling, general and administrative costs	(553,756)	(475,014)	(413,004)	16.6%	15.0%
Depreciation	(12,709)	(9,181)	(9,422)	38.4%	(2.6)%
Amortization	(290,441)	(191,361)	(227,803)	51.8%	(16.0)%
Impairment on assets held for sale	—	(18,431)	—	N/M	100%
Restructuring and impairment	(47,595)	(15,670)	—	N/M	100%
Other operating income, net	52,381	4,826	6,379	N/M	(24.3)%
Total operating expenses	(1,251,242)	(1,056,831)	(1,074,176)	18.4%	(1.6)%
Income (loss) from operations	2,805	(82,486)	(105,708)	N/M	(22.0)%
Legal settlement	—	39,399	—	N/M	100%
Income (loss) before interest expense and income tax	2,805	(43,087)	(105,708)	N/M	59.2%
Interest expense and amortization of debt discount, net	(111,914)	(157,689)	(130,805)	(29.0)%	20.6%
Loss before income tax	(109,109)	(200,776)	(236,513)	(45.7)%	(15.1)%
Benefit (provision) for income taxes	2,799	(10,201)	(5,649)	N/M	80.6%
Net loss	$(106,310)	$(210,977)	$(242,162)	(49.6)%	(12.9)%

Revenues, net
Total Revenue
Revenues, net of $1,254,047 in 2020 increased by $279,702, or 28.7%, from $974,345 in 2019. On a constant currency basis, Revenues, net increased by $276,176, or 28.3%.
Adjusted Revenues of $1,277,148, which excludes the impact of the deferred revenues adjustment, in 2020 increased by $302,365, or 31.0%, from $974,783 in 2019. On a constant currency basis, Adjusted Revenues increased by $298,839, or 30.7%.
Revenues, net of $974,345 in 2019 increased by $5,877, or 0.6%, from $968,468 in 2018. On a constant currency basis, Revenues, net increased by $11,806, or 1.2%.
Adjusted Revenues of $951,170, which excludes the impact of the deferred revenues adjustment, in 2019 increased by $23,613, or 2.5%, from $951,170 in 2018. On a constant currency basis, Adjusted Revenues increased by $29,542, or 3.1%.
The comparability of our Revenues, net between periods was impacted by several factors described under “Factors Affecting the Comparability of Our Results of Operations” above. The tables below presents the items that impacted the change in our revenues, net between periods.

	Variance 2020 vs. 2019
(in thousands, except percentages)	$	%
Revenue change driver
Decrease due to deferred revenues adjustment	$(22,663)	(2.3)%
Decrease due to disposals	(64,815)	(6.7)%
Increase from acquisitions	353,195	36.2%
Foreign currency translation	3,526	0.4%
Revenue increase from organic business	10,459	1.1%
Revenues, net (total change)	$279,702	28.7%

	Variance 2019 vs. 2018
(in thousands, except percentages)	$	%
Revenue change driver
Increase due to deferred revenues adjustment	$2,714	0.3%
Decrease due to disposals	(20,450)	(2.1)%
Foreign currency translation	(5,929)	(0.6)%
Revenue increase from organic business	29,542	3.1%
Revenues, net (total change)	$5,877	0.6%

Revenues, net from our ongoing business improved for both our segments, led by Science, reflecting a trend consistent with the increase in our ACV between periods, mainly due to product price increases and new business. The evolution of our recurring business is discussed further below.

Revenue by Transaction Type
The following tables present the amounts of our subscription, transactional and re-occurring revenues for the periods indicated.

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
	Year Ended December 31,		Total Variance (Dollars)	Total Variance (Percentage)	Acquisitions	Disposals	FX Impact	Organic
(in thousands, except percentages)	2020	2019
Subscription revenues	$867,731	$805,518	$62,213	7.7%	12.1%	(7.4)%	0.3%	2.7%
Transactional revenues	294,889	169,265	125,624	74.2%	83.3%	(3.0)%	0.4%	(6.5)%
Re-occurring revenues	114,528	—	114,528	N/M	100.0%	—%	—%	—%
Deferred revenues adjustment (1)	(23,101)	(438)	(22,663)	N/M	N/M	—%	—%	69.2%
Revenues, net	$1,254,047	$974,345	$279,702	28.7%	33.9%	(6.7)%	0.4%	1.1%
Deferred revenues adjustment (1)	23,101	438	22,663	N/M	N/M	—%	—%	(69.2)%
Adjusted revenues, net	$1,277,148	$974,783	$302,365	31.0%	36.2%	(6.7)%	0.4%	1.2%
(1)Reflects the deferred revenues adjustment made as a result of purchase accounting
Subscription revenues of $867,731 in 2020 increased by $62,213, or 7.7% from $805,518 in 2019. On a constant currency basis, subscription revenues increased by $59,411, or 7.4%. Acquisitive subscription growth was generated from the Darts-ip Transaction, DRG Transaction, and CPA Global Transaction. Disposal subscription revenues reduction was derived from the MarkMonitor Transaction and Techstreet Transaction. Organic subscription revenues increased primarily due to price increases and new business.
Transactional revenues of $294,889 increased by $125,624, or 74.2% from $169,265 in 2019. On a constant currency basis, transactional revenues increased by $124,900, or 73.8%. Acquisitive transactional growth was generated from the DRG Transaction and CPA Global Transaction. Disposal transactional reduction was derived from the MarkMonitor Transaction and Techstreet Transaction. Organic transactional revenues decreased due to an overall decrease in demand primarily driven by economic conditions resulting from the COVID-19 pandemic.
Re-occurring revenues of $114,528 in 2020 increased by $114,528, or 100.0% from 2019 due to acquisitive growth generated from the CPA Global Transaction.

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
	Year Ended December 31,		Total Variance (Dollars)	Total Variance (Percentage)	Acquisitions	Disposals	FX Impact	Organic
(in thousands, except percentages)	2019	2018
Subscription revenues	$805,518	$794,097	$11,421	1.4%	—%	(2.2)%	(0.6)%	4.2%
Transactional revenues	169,265	177,523	(8,258)	(4.7)%	—%	(1.6)%	(0.8)%	(2.3)%
Deferred revenues adjustment (1)	(438)	(3,152)	2,714	86.1%	—%	—%	—%	86.1%
Revenues, net	$974,345	$968,468	$5,877	0.6%	—%	(1.9)%	(0.6)%	3.1%
Deferred revenues adjustment (1)	438	3,152	(2,714)	(86.1)%	—%	—%	—%	(86.1)%
IPM Product Line (2)	—	(20,450)	20,450	(100)%	—%	(100.0)%	—%	—%
Adjusted revenues, net	$974,783	$951,170	$23,613	2.5%	—%	—%	(0.6)%	3.1%
(1)Reflects the deferred revenues adjustment made as a result of purchase accounting
(2)Reflects the revenue generated by the IPM Product Line for the year ended December 31, 2018. We sold the IPM Product Line in October 2018.

Subscription revenues of $805,518 in 2019 increased by $11,421, or 1.4% from $794,097 in 2018. On a constant currency basis, subscription revenues decreased by $15,959, or 2.0%. Subscription revenues from ongoing business increased primarily due to price increases and new business within the Science Product Group, consistent with the growth in the annualized contract value and revenue increases related to upgrade of the Techstreet product offerings. This revenue growth was offset by a decrease due to the IPM Product Line divestiture.

Transactional revenues of $169,265 in 2019 decreased by $8,258, or 4.7% from $177,523 in 2018. On a constant currency basis, transactional revenues decreased by $6,867, or 3.9%. The decline in transactional revenues is due to the loss of income related to the IPM Product Line divestiture, demand for patent services in the period and reflected timing and product offerings within the IP segment. The revenues decline was offset partially by increased revenues related to the upgrades of the Techstreet product offerings.
Revenue by Geography
The below tables present our revenues split by geographic region, separating the impacts of the deferred revenues adjustment:

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
	Year Ended December 31,		Total Variance (Dollars)	Total Variance (Percentage)	Acquisitions	Disposals	FX Impact	Organic
(in thousands, except percentages)	2020	2019
Americas	$631,222	$463,041	$168,181	36.3%	46.4%	(9.4)%	—%	(0.7)%
Europe/Middle East/Africa	365,599	278,738	86,861	31.2%	35.3%	(5.9)%	0.7%	1.0%
Asia Pacific	280,327	233,004	47,323	20.3%	17.2%	(2.1)%	0.6%	4.6%
Deferred revenues adjustment (1)	(23,101)	(438)	(22,663)	(5,174.2)%	N/M	—%	—%	69.2%
Revenues, net	$1,254,047	$974,345	$279,702	28.7%	33.9%	(6.7)%	0.4%	1.1%
Deferred revenues adjustment (1)	23,101	438	22,663	—	N/M	—%	—%	(69.2)%
Adjusted revenues, net	$1,277,148	$974,783	$302,365	31.0%	36.2%	(6.7)%	0.4%	1.2%
(1)Reflects the deferred revenues adjustment made as a result of purchase accounting

Acquisitive growth for all regions was related to the Darts-ip Transaction, DRG Transaction, and CPA Global Transaction. Disposal reduction for all regions was derived from the MarkMonitor Transaction and Techstreet Transaction. On a constant currency basis, Americas revenues increased by $167,982, or 36.3%, with an organic decline due to lower transactional revenues due to an overall decrease in demand primarily driven by economic conditions resulting from the COVID-19 pandemic, partially offset by improved subscription revenues. On a constant currency basis, Europe/Middle East/Africa revenues increased by $84,955, or 30.5%, primarily due to acquisitive growth and improved subscription revenues partially offset by a decline in transactional revenues. On a constant currency basis, Asia Pacific revenues increased $45,902, or 19.7%, primarily due to acquisitive growth and improved subscription revenues partially offset by a decline in transactional revenues driven by economic conditions resulting from the COVID-19 pandemic.

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
	Year Ended December 31,		Total Variance (Dollars)	Total Variance (Percentage)	Acquisitions	Disposals	FX Impact	Organic
(in thousands, except percentages)	2019	2018
Americas	$463,041	$456,281	$6,760	1.5%	—%	—%	(0.1)%	1.6%
Europe/Middle East/Africa	278,738	272,910	5,828	2.1%	—%	—%	(2.0)%	4.1%
Asia Pacific	233,004	221,979	11,025	5.0%	—%	—%	0.1%	4.9%
Deferred revenues adjustment(1)	(438)	(3,152)	2,714	86.1%	—%	—%	—%	86.1%
IPM Product Line(2)	—	20,450	(20,450)	(100.0)%	—%	—%	—%	—%
Revenues, net	$974,345	$968,468	$5,877	0.6%	0.0%	0.0%	(0.6)%	3.1%
Deferred revenues adjustment (1)	438	3,152	(2,714)	(86.1)%	—%	—%	—%	(86.1)%
IPM Product Line (2)	—	(20,450)	20,450	(100)%	—%	(100.0)%	—%	—%
Adjusted revenues, net	$974,783	$951,170	$23,613	2.5%	—%	—%	(0.6)%	3.1%
(1)Reflects the deferred revenues adjustment made as a result of purchase accounting
(2)Reflects the revenue generated by the IPM Product Line for the year ended December 31, 2018. We sold the IPM Product Line in October 2018

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
Revenue by Segment
The following tables, and the discussions that follow, present our revenues by segment for the periods indicated.

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
	Year Ended December 31,		Total Variance (Dollars)	Total Variance (Percentage)	Acquisitions	Disposals	FX Impact	Organic
(in thousands, except percentages)	2020	2019
Science Segment	$743,641	$547,542	$196,099	35.8%	34.0%	—%	0.3%	1.5%
IP Segment	533,507	427,241	106,266	24.9%	39.0%	(15.2)%	0.4%	0.6%
Deferred revenues adjustment(1)	(23,101)	(438)	(22,663)	(5,174.2)%	NM	—%	—%	69.2%
Revenues, net	$1,254,047	$974,345	$279,702	28.7%	33.9%	(6.7)%	0.4%	1.1%
Deferred revenues adjustment (1)	23,101	438	22,663	—	NM	—%	—%	(69.2)%
Adjusted revenues, net	$1,277,148	$974,783	$302,365	31.0%	36.2%	6.7%	(0.4)%	1.2%
(1)Reflects the deferred revenues adjustment made as a result of purchase accounting

Science Segment: Revenues of $743,641 in 2020 increased by $196,099, or 35.8%, from $547,542 in 2019. On a constant currency basis, revenues increased by $194,385, or 35.6%, primarily due to acquisitive growth and organic subscription revenue growth. Acquisitive growth was generated from the DRG Transaction. Organic revenues increased due to price increases and new business in subscription revenues, partially offset by lower transactional revenues due to a decline in demand primarily driven by economic conditions resulting from the COVID-19 pandemic.
Intellectual Property Segment: Revenues of $533,507 in 2020, increased by $106,266, or 24.9%, from $427,241 in 2019. On a constant currency basis, revenues increased by $104,454, or 24.4%. Acquisitive growth was generated from the Darts-IP Transaction and CPA Global Transaction. Disposal reductions were derived from the MarkMonitor Transaction and Techstreet Transaction. Organic revenues remained consistent due to an increase in subscription revenue driven by content upgrades, offset by lower transactional revenues due to a decline in demand primarily driven by economic conditions resulting from the COVID-19 pandemic.

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
	Year Ended December 31,		Total Variance (Dollars)	Total Variance (Percentage)	Acquisitions	Disposals	FX Impact	Organic
(in thousands, except percentages)	2019	2018
Science Segment	$547,542	$527,877	$19,665	3.7%	—%	—%	(0.4)%	4.1%
IP Segment	427,241	423,293	3,948	0.9%	—%	—%	(0.9)%	1.8%
Deferred revenues adjustment(1)	(438)	(3,152)	2,714	86.1%	—%	—%	—%	86.1%
IPM Product Line(2)	—	20,450	(20,450)	(100.0)%	—%	—%	—%	—%
Revenues, net	$974,345	$968,468	$5,877	0.6%	—%	—%	(0.6)%	3.1%
Deferred revenues adjustment (1)	438	3,152	(2,714)	(86.1)%	—%	—%	—%	(86.1)%
IPM Product Line (2)	—	(20,450)	20,450	(100)%	—%	(100.0)%	—%	—%
Adjusted revenues, net	$974,783	$951,170	$23,613	2.5%	—%	—%	(0.6)%	3.1%
(1)Reflects the deferred revenues adjustment made as a result of purchase accounting related to our separation from Thomson Reuters in 2016
(2)Reflects the revenue generated by the IPM Product Line for the year ended December 31, 2018. We sold the IPM Product Line in October 2018

Science Segment: Revenues of $547,542 in 2019 increased by $19,665, or 3.7%, from $527,877 in 2018. On a constant currency basis, revenues increased by $21,671, or 4.1%, driven by organic subscription revenue growth, primarily due to price increases and new business across the product offerings, consistent with the growth in the ACV. Additionally transactional revenues increased slightly due to increased demand and timing of the product offerings.
Intellectual Property Segment: Revenues of $427,241 in 2019, increased by $3,948, or 0.9%, from $423,293 in 2018. On a constant currency basis, revenues increased by $7,868, or 1.9%, driven by revenues related to the Techstreet product upgrades. This increase was offset by a decrease from the transactional revenues due to a demand for patent services in the period, and timing and product offerings.
Cost of Revenues
Cost of revenues of $399,122 in 2020, increased by $47,122, or 13.4%, from $352,000 in 2019. On a constant currency basis, cost of revenues increased by $45,718, or 13.0%, primarily due to additional costs related to CPA Global and DRG, which were acquired in October and February 2020, offset by a decrease in costs associated with the transition service agreement, employee related costs and outside services including consulting fees, as well as the Techstreet and MarkMonitor transactions in November and January 2020, respectively.
Cost of revenues of $352,000 in 2019, decreased by $78,326, or 18.2%, from $430,326 in 2018. On a constant currency basis, cost of revenues decreased by $73,295, or 17.0%. The decrease is primarily due to a decrease in transition services agreement data center costs, and a decrease in costs associated with the divestiture of the IPM Product Line.
Selling, General and Administrative
Selling, general and administrative expense of $553,756 in 2020, increased by $78,742, or 16.6%, from $475,014 in 2019. On a constant currency basis, selling, general and administrative expense increased by $76,893, or 16.2% primarily due to additional costs related to CPA Global and DRG, which were acquired in October and February 2020, increased transaction expenses associated with the DRG acquisition, the CPA Global acquisition, the MarkMonitor divestiture, the Techstreet divestiture and other finance merger and acquisition related activities during 2020, offset by costs incurred in association with our merger with Churchill Capital Corp in 2019, and a decrease in costs associated with transition service agreement, employee related costs, outside services including consulting fees and marketing costs.
Selling, general and administrative expense of $475,014 in 2019, increased by $62,010, or 15.0%, from $413,004 in 2018. On a constant currency basis, selling, general, and administrative expense increased by $67,196, or 16.3%. The increase is primarily driven by transaction expenses related to costs incurred in association with our merger with Churchill Capital Corp in 2019 coupled with costs related to the debt refinancing, secondary offerings, contingent payment earn out adjustments and divestitures and acquisitions. The increase is also attributed to accelerated vesting and expense related to our merger with Churchill Capital Corp in 2019 and higher people-related costs which is due to the increase in headcount for the stand-alone transition. The increase was partially offset by a decrease in transition, integration, and other expenses due to the slowing pace of costs incurred in connection with establishing our standalone company infrastructure following our separation from Thomson Reuters in 2016, as well as decreased contract labor, transition services agreement fees and costs related to the divestiture of the IPM product line.
Depreciation
Depreciation expense of $12,709 in 2020, increased by $3,528, or 38.4%, from $9,181 in 2019, driven by the additional depreciation on assets acquired through the Darts Transaction, DRG Transaction, and CPA Global Transaction. This increase was offset by run-off of previously purchased capital assets.
Depreciation expense of $9,181 in 2019, decreased by $241, or 2.6%, from $9,422 in 2018, driven by the run-off of previously purchased capital expenditures. This decrease was partially offset by new purchases of fixed assets.
Amortization
Amortization expense of $290,441 in 2020, increased by $99,080, or 51.8%, from $191,361 in 2019, driven by an increase in the amortization of intangible assets acquired through the Darts-ip Transaction, DRG Transaction, and CPA Global Transaction. This increase was offset by a decrease in amortization related to intangible assets acquired in connection with our separation from Thomson Reuters in 2016 that are now fully amortized and reduction of amortization from the Techstreet Transaction and MarkMonitor Transaction.
Amortization expense of $191,361 in 2019, decreased by $36,442, or 16.0%, from $227,803 in 2018, primarily related to intangible assets acquired in connection with our separation from Thomson Reuters in 2016 that are now fully amortized, coupled with the divestiture of the IPM Product Line and related assets.
Impairment on Assets Held for Sale
The year ended December 31, 2019 includes an impairment on assets held for sale of $18,431. On November 3, 2019, the Company entered into an agreement with OpSec Security for the sale of certain assets and liabilities of its MarkMonitor Product Line within its IP Group. At December 31, 2019, an impairment charge of $18,431 was recognized in the Statement of Operations during the fourth quarter to reduce the Assets Held for Sale to their fair value. There were no impairment on assets held for sale during the year ended December 31, 2020.
Restructuring and Impairment
Restructuring and impairment charges of $47,595 in 2020, increased by $31,925, from $15,670 in 2019. The increase is related to initiatives, following our merger with Churchill Capital Corp in 2019 and, acquisitions of DRG in February 2020 and CPA Global in October 2020, to streamline our operations by simplifying our organization and focusing on two segments.
Restructuring and impairment charges of $15,670 in 2019, increased by $15,670, from $0 in 2018. The increase is related to an initiative, following our merger with Churchill Capital Corp in 2019, to streamline our operations by simplifying our organization and focusing on two segments.
Legal Settlement
The year ended December 31, 2019 includes a gain for a confidential legal settlement of $39,399. There were no legal settlements during the year ended December 31, 2020.
Other Operating Income (Expense), Net
Other operating income (expense), net of $52,381 in 2020, increased by $47,555 from $4,826 in 2019. The increase is primarily driven by the gain on the sale of certain assets and liabilities of the Techstreet business, along with the consolidated impact of the remeasurement of the assets and liabilities of our Company that are denominated in currencies other than each relevant entity’s functional currency.
Other operating income (expense), net of $4,826 in 2019, decreased by $1,553, or 24.3% from $6,379 in 2018, attributable to the consolidated impact of the remeasurement of the assets and liabilities of our company that are denominated in currencies other than each relevant entity’s functional currency.
Interest Expense, Net
Interest expense, net of $111,914 in 2020, decreased by $45,775, or 29.0%, from $157,689 in 2019. The change was due to lower interest payments resulting from lower interest rates on the Company's borrowings as the result of the refinancing transaction in October 2019. In addition, the decrease is attributed to the write down of deferred financing charges and original issuance discount on our prior term loan facility in proportion to the principal paydown in 2019 that did not reoccur in 2020, which was partially offset by the additional $1,960,000 incremental term loan borrowings in connection with the CPA Global and DRG acquisitions.
Interest expense, net of $157,689 in 2019, increased by $26,884, or 20.6%, from $130,805 in 2018. The increase was attributable to the write down of deferred financing charges and original issuance discount on our prior term loan facility in proportion to the principal paydown; in addition to debt extinguishment and refinancing related costs on the October 2019 refinancing of our prior credit facilities and notes. This was offset by lower interest payments due to lower interest and LIBOR rates as a result of the refinancing and the voluntary prepayment of our prior term loan in connection with the closing of our merger with Churchill Capital Corp in 2019.
Benefit (Provision) for Income Taxes

Benefit (provision) for income taxes of $2,799 on a pre-tax book loss of $(109,109) in 2020, increased by $13,000 from a provision of $10,201 on a pre-tax book loss of $(200,776) in 2019. The effective tax rate being 2.6% in 2020 compared to (5.1)% in 2019. The overall decrease in tax expense is due to the increased benefit of share-based compensation, offset by recording valuation allowances against losses in certain jurisdictions where it has been deemed the losses are not recognizable and an increase in the Base Erosion Anti-Abuse Tax (BEAT). The current year effective tax rate may not be indicative of our effective tax rates for future periods.

Provision for income tax of $10,201 in 2019, increased by $4,552, or 80.6%, from $5,649 in 2018. The increase in tax expense is due to the base erosion and anti-abuse (BEAT) tax and tax on mergers, offset by deferred tax movements. Our effective tax rate is (5.1)% in 2019 and was (2.4)% in 2018. Differences in effective tax rates for the reported periods are attributable to changes in valuation allowance, BEAT tax, non-deductible capitalization costs and changes in income/losses for the different rates in various jurisdictions. The current year effective tax rate may not be indicative of our effective tax rates for future periods.

Certain Non-GAAP Measures
We include non-GAAP measures in this annual report, including Adjusted EBITDA, Adjusted EBITDA margin and Free Cash Flow because they are a basis upon which our management assesses our performance and we believe they reflect the underlying trends and indicators of our business by allowing management to focus on the most meaningful indicators of our continuous operational performance.
Although we believe these measures are useful for investors for the same reasons, we recommend users of the financial statements to note these measures are not a substitute for GAAP financial measures or disclosures. We provide reconciliations of these non-GAAP measures to the corresponding most closely related GAAP measure.
Adjusted Revenues
We present Adjusted Revenues, which excludes the impact of the deferred revenues purchase accounting adjustments. We present this measure because we believe it is useful to readers to better understand the underlying trends in our operations.
Our presentation of Adjusted Revenues is for informational purposes only and is not necessarily indicative of our future results. You should compensate for these limitations by relying primarily on our GAAP results and only using non-GAAP measures for supplementary analysis.

The following table presents our calculation of Adjusted Revenues for the years ended December 31, 2020, 2019 and 2018, and a reconciliation of this measure to our Revenues, net for the same periods:

	Year Ended December 31,			Change 2020 vs. 2019	Change 2019 vs. 2018
(in thousands, except percentages)	2020	2019	2018	%	%
Revenues, net	$1,254,047	$974,345	$968,468	28.7%	0.6%
Deferred revenues adjustment	23,101	438	3,152	N/M	(86.1)%
Revenue attributable to IPM Product Line	—	—	(20,450)	—	(100.0)%
Adjusted revenues, net	$1,277,148	$974,783	$951,170	31.0%	2.5%

Adjusted EBITDA and Adjusted EBITDA margin
Adjusted EBITDA is presented because it is a basis upon which our management assesses our performance, and we believe it is useful for investors to understand the underlying trends of our operations. See “— Certain Non-GAAP Measures — Adjusted EBITDA and Adjusted EBITDA margin” for important information on the limitations of Adjusted EBITDA and its reconciliation to our Net loss under GAAP. Adjusted EBITDA represents net (loss) income before provision for income taxes, depreciation and amortization, interest income and expense adjusted to exclude acquisition or disposal-related transaction costs (such costs include net income from continuing operations before provision for income taxes, depreciation and amortization and interest income and expense from divestitures), losses on extinguishment of debt, stock-based compensation, unrealized foreign currency gains/(losses), costs associated with the transition services agreement with Thomson Reuters, which we entered into in connection with our separation from Thomson Reuters in 2016, separation and integration costs, transformational and restructuring expenses, acquisition-related adjustments to deferred revenues, costs related to our merger with Churchill Capital Corp in 2019, non-cash income/(loss) on equity and cost method investments, non-operating income or expense, the impact of certain non-cash, legal settlements and other items that are included in net income for the period that the Company does not consider indicative of its ongoing operating performance and certain unusual items impacting results in a particular period. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by Revenues.
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
The following table presents our calculation of Adjusted EBITDA for the years ended December 31, 2020, 2019, and 2018, and reconciles these measures to our Net loss for the same periods:

	Year Ended December 31,
(in thousands, except percentages)	2020	2019	2018
Net loss	$(106,310)	$(210,977)	$(242,162)
Provision for income taxes	(2,799)	10,201	5,649
Depreciation and amortization	303,150	200,542	237,225
Interest, net	111,914	157,689	130,805
Transition services agreement costs(1)	650	10,481	55,764
Transition, transformation and integration expense(2)	3,440	24,372	69,185
Deferred revenues adjustment(3)	23,101	438	3,152
Transaction related costs(4)	97,499	46,214	2,457
Share-based compensation expense	41,650	51,383	13,715
Gain on sale of IPM Product Line	—	—	(36,072)
IPM adjusted operating margin(5)	—	—	(5,897)
Gain on sale of Techstreet	(28,140)	—	—
Tax indemnity asset(6)	—	—	33,819
Restructuring and impairment(7)	47,595	15,670	—
Legal Settlement	—	(39,399)	—
Impairment on assets held for sale	—	18,431	—
Other(8)	(5,150)	9,021	5,221
Adjusted EBITDA	$486,600	$294,066	$272,861
Adjusted EBITDA margin	38.1%	30.2%	28.7%
(1)In 2020, this is related to a new transition services agreement and offset by the reverse transition services agreement from the sale of MarkMonitor assets. In 2019, this includes payments to Thomson Reuters under the Transition Services Agreement.
(2)Includes costs incurred in connection with and after our separation from Thomson Reuters in 2016 relating to the implementation of our standalone company infrastructure and related cost-savings initiatives. These costs include mainly transition consulting, technology infrastructure, personnel and severance expenses relating to our standalone company infrastructure, which are recorded in transition, integration, and other line-items of our income statement, as well as expenses related to the restructuring and transformation of our business following our separation from Thomson Reuters in 2016 mainly related to the integration of separate business units into one functional organization and enhancements in our technology.
(3)Reflects the deferred revenues adjustment as a result of purchase accounting.

(4)Includes costs incurred to complete business combination transactions, including acquisitions, dispositions and capital market activities and include advisory, legal, and other professional and consulting costs.
(5)Reflects the IPM Product Line’s operating margin, excluding amortization and depreciation, prior to its divestiture in October 2018.
(6)Reflects the write down of a tax indemnity asset.
(7)Reflects costs incurred in connection with the initiative, following our merger with Churchill Capital Corp in 2019, to streamline our operations by simplifying our organization and focusing on two segments. This also includes restructuring related costs following the acquisition of DRG and CPA Global in 2020.
(8)Includes primarily the net impact of foreign exchange gains and losses related to the re-measurement of balances and other items that do not reflect our ongoing operating performance.
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

Liquidity and Capital Resources
Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, capital expenditures, debt service, acquisitions, other commitments and contractual obligations. Our principal sources of liquidity include cash from operating activities, cash and cash equivalents on our Consolidated Balance Sheets and amounts available under our revolving credit facility. We consider liquidity in terms of the sufficiency of these resources to fund our operating, investing and financing activities for a period of 12 months after the financial statement issuance date.
Our cash flows from operations are generated primarily from payments from our subscription and recurring transaction customers. As described above, the standard term of a subscription is typically 12 months. When a customer enters into a new subscription agreement, or submits a notice to renew their subscription, we typically invoice for the full amount of the subscription period, record the balance to deferred revenues, and ratably recognize the deferral throughout the subscription period. As a result, we experience cash flow seasonality throughout the year, with a heavier weighting of operating cash inflows occurring during the first half, and particularly first quarter, of the year, when most subscription invoices are sent, as compared to the second half of the year.
We require and will continue to need significant cash resources to, among other things, meet our debt service requirements under our credit facilities, the secured notes due 2026 and any future indebtedness, fund our working capital requirements, make capital expenditures (including related to product development), and expand our business through acquisitions. Based on our forecasts, we believe that cash flow from operations, available cash on hand and available borrowing capacity under our revolving credit facility will be adequate to service debt, meet liquidity needs and fund necessary capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including the number of future acquisitions and the timing and extent of spending to support product development efforts. We could be required, or could elect, to seek additional funding through public or private equity or debt financings; however, additional funds may not be available on terms acceptable to us.
Unrestricted cash and cash equivalents were $257,730, $76,130, and $25,575 as of December 31, 2020, December 31, 2019 and December 31, 2018, respectively. As of December 31, 2020, we had approximately $3,547,400 of debt, consisting primarily of $2,847,400 in borrowings under our term loan facility, $700,000 in outstanding principal of senior secured notes due 2026 and $0 of borrowings under our revolving credit facility. On February 28, 2020, we incurred an incremental

$360,000 of term loans under our term loan facility and used the net proceeds from such borrowings, together with cash on hand, to fund a portion of the cash consideration for the DRG acquisition and to pay related fees and expenses. On October 1, 2020, in connection with the CPA Global acquisition, the Company incurred an incremental $1,600,000 of borrowings under our term loan facility and used the net proceeds from such borrowings to fund a portion of the repayment of CPA Global's outstanding debt. See “—Debt Profile” below.

Cash Flows

The following table discloses our consolidated cash flows provided by (used in) operating, investing and financing activities for the periods presented:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Net cash provided by operating activities	$263,500	$117,580	$(26,100)
Net cash used in investing activities	(2,992,168)	(140,885)	11,934
Net cash provided by (used in) financing activities	2,926,580	75,215	(32,605)
Effect of exchange rates	(5,043)	(971)	(5,193)
Increase (Decrease) in cash and cash equivalents	192,869	50,939	(51,964)
Cash and cash equivalents, and restricted cash beginning of the year	76,139	25,584	77,548
Less: Cash included in assets held for sale, end of period	—	(384)	—
Cash and cash equivalents, and restricted cash end of the year	$269,008	$76,139	$25,584
Cash Flows Provided by (Used in) Operating Activities
Net cash provided by operating activities consists of net loss adjusted for non-cash items, such as: depreciation and amortization of property and equipment and intangible assets, deferred income taxes, share-based compensation, deferred finance charges and for changes in net working capital assets and liabilities.

Net cash provided by operating activities was $263,500 for the year ended December 31, 2020 compared to net cash provided by operating activities of $117,580 for the year ended December 31, 2019. The $263,500 of net cash provided by operating activities for the year ended December 31, 2020 includes net loss of $106,310 offset with $302,573 of non-cash adjustments and changes in operating assets and liabilities of $67,237. The increase in operating cash flows was driven by year over year increases in earnings driven by increases in revenue, lower operating expenses and cash provided by acquired businesses related to DRG and CPA Global in 2020.

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
.

Cash Flows Provided by (Used in) Investing Activities
Net cash used in investing activities was $2,992,168 for the year ended December 31, 2020. Cash flows used in investing is attributable to: (1) $2,919,871 used to acquire key business intangible assets from CPA Global, DRG, IncoPat, and Hanlim, (2) $107,713 in capital expenditures and (3) $5,982 of key business intangible assets acquired from CustomersFirst Now. This activity was offset by cash flows provided by investing related to $41,398 of divestitures related to the sale of Techstreet and the MarkMonitor AntiFraud, Antipiracy, and Brand Protection products.

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

Our capital expenditures in 2020, 2019 and 2018 consisted primarily of capitalized labor, consulting and other costs associated with product development.

Cash Flows Provided by (Used in) Financing Activities
Net cash provided by financing activities was $2,926,580 for the year ended December 31, 2020. Key drivers of cash flows provided by financing include: (1) $1,960,000 from the issuance of incremental term loans associated with the CPA Global and DRG acquisitions; (2) proceeds of $843,744 from the issuance of ordinary shares related to our public offerings; (3) $277,526 and $2,122 from the exercise of warrants and employee share options, respectively; and (4) $60,000 borrowed on the existing Revolving Credit Facility to fund the debt extinguishment costs in connection with funding of the repayment of CPA Global's outstanding debt. This activity was offset by cash flows used in financing related to: (1) $125,000 repayment of borrowings under the revolving credit facility; (2) $38,340 payment of debt issuance costs related to the issuance of the incremental term loan (3) $33,056 of payments related to tax withholdings for stock-based compensation; (4) $12,600 principle payment on the term loan facility; and (5) $7,816 payment related to the TradeMark Vision and Publons contingent earn-outs, and

Net cash provided by financing activities was $75,215 for the year ended December 31, 2019. Key drivers of the cash flows provided by financing include: (1) $1,600,000 of proceeds related to the refinance of debt as described in Note 14 - Debt; (2) $682,087 of proceeds from our merger with Churchill Capital Corp in 2019, net of cash acquired; (3) $200,000 related to the tax receivable agreement (See Item 8. Financial Statements and Supplementary Data - Notes to the Consolidated Financial Statements - Note 21 - Tax Receivable Agreement for additional detail); (4) $70,000 in proceeds from our revolving credit facility; (5) $1,582 for the exercise of warrants and employee share options. This activity was offset by cash flows used in financing due to: (1) $1,342,651 due to the extinguishment of old debt; (2) payment of $641,509 on our prior term loan facility upon consummation of the transaction with Churchill (includes $11,509 of recurring term loan principal repayments); (3) $50,000 repayment of borrowings under our prior revolving credit facility, and (4) $41,923 of debt issuance costs pursuant to the new debt.

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

In June 2020, we completed an underwritten public offering of 50,400,000 of our ordinary shares at a share price of $22.50. Of the 50,400,000 ordinary shares, 14,000,000 were primary ordinary shares offered by Clarivate and 36,400,000 were secondary ordinary shares offered by selling shareholders including 20,821,765 ordinary shares from Onex, 8,097,354 ordinary shares from Baring and 7,480,881 ordinary shares from Directors, Executive Officers and other shareholders. The Company did not receive any proceeds from the sale of secondary ordinary shares by the selling shareholders. The Company received approximately $304,030 in net proceeds from the sale of ordinary shares offered by the Company, after deducting underwriting discounts and estimated offering expenses payable, for general corporate purposes.

During the period January 1, 2020 through February 21, 2020, 24,132,666 of the Company’s outstanding warrants were exercised for one ordinary share per whole warrant at a price of $11.50 per share. On February 20, 2020, we announced the redemption of all of our outstanding public warrants to purchase our ordinary shares that were issued as part of the units sold in the Churchill Capital Corp initial public offering that remained outstanding at 5:00 p.m. New York City time on March 23, 2020, for a redemption price of $0.01 per public warrant. In addition, our board of directors elected that, upon delivery of the notice of the redemption on February 20, 2020, all public warrants were to be exercised only on a “cashless basis.” Accordingly, by virtue of the cashless exercise of public warrants, exercising public warrant holders received 0.4626 of an ordinary share for each public warrant, and 4,747,432 ordinary shares were issued for public warrants exercised on a cashless basis and 4,649 public warrants were redeemed for $0.01 per public warrant. As of December 31, 2020, no public warrants were outstanding.
Free Cash Flow (non-GAAP measure)
The following table reconciles free cash flow measure, which is a non-GAAP measure, to net cash provided by operating activities:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Net cash provided by operating activities	$263,500	$117,580	(26,100)
Capital expenditures	(107,713)	(69,836)	(45,410)
Free cash flow	$155,787	$47,744	$(71,510)
Free cash flow was $155,787 for the year ended December 31, 2020, compared to $47,744 for the year ended December 31, 2019 and a use of $71,510 for the year ended December 31, 2018. The increase in free cash flow was primarily due to higher net cash provided by operating activities, partially offset by an increase in capital expenditures.
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
Standalone Adjusted EBITDA is calculated under the credit facilities and the indenture by using our consolidated net income (loss) for the trailing 12-month period (defined in the credit facilities and the indenture as our U.S. GAAP net income adjusted for certain items specified in the credit facilities and the indenture) adjusted for items including: taxes, interest expense, depreciation and amortization, non-cash charges, expenses related to capital markets transactions, acquisitions and dispositions, restructuring and business optimization charges and expenses, consulting and advisory fees, run-rate cost savings to be realized as a result of actions taken or to be taken in connection with an acquisition, disposition, restructuring or cost savings or similar initiatives, “run rate” expected cost savings, operating expense reductions, restructuring charges and expenses and synergies related to the transition projected by us, costs related to any management or equity stock plan, other adjustments that were presented in the offering memorandum used in connection with the issuance of the secured notes due 2026 and earn-out obligations incurred in connection with an acquisition or investment.

The following table reconciles Standalone Adjusted EBITDA to our Net loss for the periods presented:

	Year Ended December 31,
	2020	2019	2018
(in thousands)
Net loss	$(106,310)	$(210,977)	$(242,162)
Provision for income taxes	(2,799)	10,201	5,649
Depreciation and amortization	303,150	200,542	237,225
Interest, net	111,914	157,689	130,805
Transition services agreement costs(1)	650	10,481	55,764
Transition, transformation and integration expense(2)	3,440	24,372	69,185
Deferred revenues adjustment(3)	23,101	438	3,152
Transaction related costs(4)	97,499	46,214	2,457
Share-based compensation expense	41,650	51,383	13,715
Gain on sale of IPM Product Line	—	—	(36,072)
IPM adjusted operating margin(5)	—	—	(5,897)
Gain on sale of Techstreet	(28,140)	—	—
Tax indemnity asset(6)	—	—	33,819
Restructuring and impairment(7)	47,595	15,670	—
Legal Settlement	—	(39,399)	—
Impairment on assets held for sale	—	18,431	—
Other(8)	(5,150)	9,021	5,221
Adjusted EBITDA	486,600	294,066	272,861
Realized foreign exchange gain	(2,431)	(3,500)	—
DRG Adjusted EBITDA impact(9)	(2,668)	—	—
CPA Adjusted EBITDA impact(9)	193,930	—	—
IncoPat Adjusted EBITDA impact(9)	(459)	—	—
Hanlim Adjusted EBITDA impact(9)	479	—	—
Cost savings(10)	86,659	15,500	12,700
Excess standalone costs(11)	—	30,000	25,407
Standalone Adjusted EBITDA	$762,110	$336,066	$310,968
(1)In 2020, this is related to a new transition services agreement and offset by the reverse transition services agreement from the sale of MarkMonitor assets. In 2019, this includes payments to Thomson Reuters under the Transition Services Agreement.
(2)Includes costs incurred in connection with and after our separation from Thomson Reuters in 2016 relating to the implementation of our standalone company infrastructure and related cost-savings initiatives. These costs include mainly transition consulting, technology infrastructure, personnel and severance expenses relating to our standalone company infrastructure, which are recorded in Transition, integration, and other line-item of our income statement, as well as expenses related to the restructuring and transformation of our business following our separation from Thomson Reuters in 2016 mainly related to the integration of separate business units into one functional organization and enhancements in our technology.
(3)Reflects the deferred revenues adjustment as a result of purchase accounting.
(4)Includes costs incurred to complete business combination transactions, including acquisitions, dispositions and capital market activities and include advisory, legal, and other professional and consulting costs.
(5)Reflects the IPM Product Line’s operating margin, excluding amortization and depreciation, prior to its divestiture in October 2018.
(6)Reflects the write down of a tax indemnity asset.

(7)Reflects costs incurred in connection with the initiative, following our merger with Churchill Capital Corp in 2019, to streamline our operations by simplifying our organization and focusing on two segments. This also includes restructuring related costs following the acquisition of DRG and CPA Global in 2020.
(8)Includes primarily the net impact of foreign exchange gains and losses related to the re-measurement of balances and other items that do not reflect our ongoing operating performance.
(9)Represents the acquisition Adjusted EBITDA for the period beginning January 1, 2020 through the respective acquisition date of each acquired business to reflect the company's Standalone EBITDA as though material acquisitions occurred at the beginning of the presented period.
(10)Reflects the estimated annualized run-rate cost savings, net of actual cost savings realized, related to restructuring and other cost savings initiatives undertaken during the period (exclusive of any cost reductions in our estimated standalone operating costs), including synergies related to acquisitions.
(11)Reflects the difference between our actual standalone company infrastructure costs, and our estimated steady operating costs, which were as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Actual standalone company infrastructure costs	$—	$162,000	153,607
Steady state standalone cost estimate	—	(132,000)	(128,200)
Excess standalone costs	$—	$30,000	$25,407
The foregoing adjustments (10) and (11) are estimates and are not intended to represent pro forma adjustments presented within the guidance of Article 11 of Regulation S-X. Although we believe these estimates are reasonable, actual results may differ from these estimates, and any difference may be material. See “Cautionary Statement Regarding Forward-Looking Statements.”
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
The indenture governing the secured notes due 2026 contains covenants which, among other things, limit the occurrence of additional indebtedness (including acquired indebtedness), issuance of certain preferred stock, the payment of dividends, making restricted payments and investments, the purchase or acquisition or retirement for value of any equity interests, the provision of loans or advances to restricted subsidiaries, the sale or lease or transfer of any properties to any restricted subsidiaries, the transfer or sale of assets, and the creation of certain liens. As of the date of this annual report, we believe we were in compliance with the indenture covenants.
Credit Facilities
On October 31, 2019, we entered into a $900,000 term loan facility, which was fully drawn at closing, and a $250,000 revolving credit facility, which was undrawn at closing. The revolving credit facility matures on October 31, 2024 and the term loan facility matures on October 31, 2026. On February 28, 2020, we incurred an incremental $360,000 of term loans under our term loan facility and used the net proceeds from such borrowings to fund a portion of the cash consideration for the DRG acquisition. On October 1, 2020, in connection with the CPA Global acquisition, the Company incurred an incremental $1,600,000 of borrowings under our term loan facility and used the net proceeds from such borrowings to fund the repayment of CPA Global's parent company outstanding debt. As of December 31, 2020, we had $2,847,400 outstanding on the term loan facility.

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
The credit facilities are secured by substantially all of our assets and the assets of all of our U.S. restricted subsidiaries and certain of our non-U.S. subsidiaries, including those that are or may be borrowers or guarantors under the credit facilities, subject to customary exceptions. The credit facilities contain customary events of default and restrictive covenants that limit us from, among other things, incurring certain additional indebtedness, issuing preferred stock, making certain restricted payments and investments, certain transfers or sales of assets, entering into certain affiliate transactions or incurring certain liens. These limitations are subject to customary baskets, including certain limitations on debt incurrence and issuance of preferred stock, subject to compliance with a consolidated coverage ratio of Consolidated EBITDA (as defined in the credit facilities), a measure substantially similar to our Standalone Adjusted EBITDA disclosed above under “— Required Reported Data — Standalone Adjusted EBITDA”, to interest and other fixed charges on certain debt (as defined in the credit facilities) greater than 2.00 to 1.00 or a total net leverage ratio (as defined in the credit facilities) not to exceed 6.50 to 1.00. In addition, the credit facilities require us to comply with a springing financial covenant pursuant to which, as of the first quarter of 2020, we must not exceed a first lien net leverage ratio (as defined under the credit facilities) of 7.25 to 1.00, to be tested on the last day of any quarter only when more than 35% of the revolving credit facility (excluding (i) non-cash collateralized, issued and undrawn letters of credit in an amount up to $20,000 and (ii) any cash collateralized letters of credit) is utilized at such date. As of December 31, 2020, our consolidated coverage ratio was 7.82 to 1.00 and our consolidated leverage ratio was 4.32 to 1.00. As of the date of this form 10-K, we are in compliance with the covenants in the credit facilities.
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
As of December 31, 2020, the Company maintains a contingent stock liability based on observable market data relating to the CPA Global acquisition that occurred on October 1, 2020. The amount is payable 110 days after the acquisition date and is contingent upon any indemnity losses or claims for indemnity losses as defined in the purchase agreement. As of December 31, 2020, the contingent stock liability was $44,565 recorded in Accrued expenses and other current liabilities on the Consolidated Balance Sheet and recognized a gain of $1,920 related to the changes in the contingent stock liability for the year ended December 31, 2020 recorded within Selling, general and administrative costs on the Consolidated Statement of Operations.
As of December 31, 2020, the Company maintains a contingent stock liability based on observable market data relating to the DRG acquisition that occurred on February 28, 2020. The amount is payable on the one year anniversary of the acquisition date and is contingent upon any indemnity losses or claims for indemnity losses as defined in the purchase agreement. As of December 31, 2020, the contingent stock liability was $86,029 recorded in Accrued expenses and other current liabilities on the Consolidated Balance Sheet. and recognized an expense of $27,132 related to the changes in the contingent stock liability for the year ended December 31, 2020 recorded within Selling, general and administrative costs on the Consolidated Statement of Operations.
Additionally, the Company has agreed to pay the former shareholders of acquired companies certain amounts in conjunction with the Publons, TradeMarkVision and Kopernio acquisitions. Regarding the Publons acquisition, the Company agreed to pay the former shareholders up to an additional $9,500 through 2020, of which $3,701 and $2,371 was paid in the year ended December 31, 2020 and 2019, respectively. The Company had an outstanding liability for Publons of  $0 and $3,100 as of December 31, 2020 and 2019, respectively, related to the estimated fair value of this contingent consideration included in Accrued expenses and Other current liabilities in the Consolidated Balance Sheets.
Regarding the TradeMarkVision acquisition, the Company agreed to pay former shareholders earn-out payments through 2020. The Company paid $8,000 of the contingent purchase price in the year ended December 31, 2020, as a result of TradeMarkVision achieving milestones and performance metrics. The Company had an outstanding liability for TradeMarkVision of  $0 and $8,000 as of December 31, 2020 and 2019, respectively, related to the estimated fair value of this contingent consideration included in Other non-current liabilities in the Consolidated Balance Sheets.
Regarding the Kopernio acquisition, the Company agreed to pay contingent consideration of up to $3,500 through 2021. During the year ended December 31, 2020, the Company paid $2,184 of the contingent consideration as a result of Kopernio achieving milestones and performance metrics. The Company had an outstanding liability for Kopernio of  $0 and $992 as of December 31, 2020 and 2019, respectively, related to the estimated fair value of this contingent compensation earn-out included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.
In 2018, we wrote down our $33,819 tax indemnity asset, based on a dispute with the indemnity which was later resolved by a confidential legal settlement.
Off Balance Sheet Arrangements
We do not currently have any off-balance sheet arrangements.

Contractual Obligations

We have various contractual obligations and commercial commitments that are recorded as liabilities in our financial statements. Other items, such as purchase obligations and other executory contracts, are not recognized as liabilities in our consolidated financial statements, but are required to be disclosed.

In the table below, we set forth our significant enforceable and legally binding obligations and future commitments as of December 31, 2020.

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
(in thousands)
Long-term debt, including interest (1)	181,017	326,926	324,254	3,526,841	4,359,038
Operating leases (2)	35,963	57,768	37,024	29,142	159,897
Purchase obligations (3)	58,061	62,162	38,460	—	158,683
Total	$275,041	$446,856	$399,738	$3,555,983	$4,677,618
(1)This amount also includes interest, which, for the floating rate portion of our debt has been calculated based on the applicable base rates (i.e., LIBOR) in effect as of December 31, 2020.

(2)Our operating lease obligations include future minimum lease payments under all our non-cancellable operating leases with an initial term in excess of one year.

(3)Includes purchase obligations, primarily for cloud computing services and software licenses, pursuant to agreements to purchase goods and services that are enforceable, legally binding, and specify significant terms, including fixed or minimum quantities to be purchased, fixed minimum or variable pricing provisions, and the approximate timing of the transactions. Purchase orders made in the ordinary course of business are excluded from the above table. Any amounts for which we are liable are reflected in our Consolidated Balance Sheets as Accounts payable or Accrued expenses and other current liabilities.

Critical Accounting Policies, Estimates and Assumptions
The preparation of the consolidated financial statements in accordance with GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in the consolidated financial statements. On an ongoing basis, we evaluate estimates, which are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We consider the following accounting policies to be critical to understanding our financial statements because the application of these policies requires significant judgment on the part of management, which could have a material impact on our financial statements if actual performance should differ from historical experience or if our assumptions were to change. The following accounting policies include estimates that require management’s subjective or complex judgments about the effects of matters that are inherently uncertain. For information on our significant accounting policies, including the policies discussed below, see Item 8. Financial Statements and Supplementary Data - Notes to the Consolidated Financial Statements - Note 3 - Summary of Significant Accounting Policies.
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
See Item 8. Financial Statements and Supplementary Data - Notes to the Consolidated Financial Statements - Note 3 - Summary of Significant Accounting Policies for further discussion.
Business Combinations
In a business combination, substantially all identifiable assets, liabilities and contingent liabilities acquired are accounted for using the acquisition method at the acquisition date and are recorded at their respective fair values. One of the most significant estimates relates to the determination of the fair value of these assets and liabilities. The determination of the fair values is based on estimates and judgments made by management. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable. The fair value of the customer relationships acquired was estimated by management through a discounted cash flow model using the multi-period excess earnings method, which involved the use of significant estimates and assumptions related to revenue growth rates, operating margins, discount rates, and customer attrition rates, among other items. The fair value of the technology and trade names acquired was estimated by management through a discounted cash flow model using the relief from royalty method, which involved the use of significant estimates and assumptions related to revenue growth rates, and discount rates. Measurement period adjustments are reflected at the time identified, up through the conclusion of the measurement period, which is the time at which all information for determination of the values of assets acquired and liabilities assumed is received, and is not to exceed one year from the acquisition date.

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
Goodwill
We test goodwill annually for impairment in the fourth quarter, or more frequently when circumstances indicate that impairment may have occurred. Goodwill represents the purchase price in excess of the fair value of the net assets acquired in a business combination. If the carrying value of a reporting unit exceeds the implied fair value of that reporting unit, an impairment charge to goodwill is recognized for the excess. Our reporting units are one level below the operating segment, as determined in accordance with ASC 350, Intangibles — Goodwill and Other. We identified six and five reporting units for the years ended December 31, 2020 and 2019, respectively.
We completed our most recent annual goodwill impairment testing during the fourth quarter of 2020. As a part of our assessment of each reporting unit’s estimated fair value and likelihood of impairment, we include both a quantitative and qualitative evaluation. In the testing, we assess various qualitative factors to determine whether the fair value of a reporting unit may be less than its carrying amount. If a determination is made that, based on the qualitative factors, an impairment does not exist, then we are not required to perform further testing. If the aforementioned qualitative assessment results in concluding that it is more likely than not that the fair value of a reporting unit may be less than its carrying amount, the fair value of the reporting unit will be determined and compared to its carrying value including goodwill. We estimate the fair value of our reporting units using the income approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated cash flows. Cash flow projections are based on our estimates of revenues growth rates and operating margins. The discount rate is based on the weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the business and projected cash flows.
Based on the results of the annual impairment test as of October 1, 2020, the fair values of our reporting units exceeded the individual reporting unit’s carrying value, and goodwill was not impaired.
Share-Based Compensation
Share-based compensation expense includes cost associated with stock options, restricted stock units (“RSUs”) and Performance stock units ("PSUs") granted to certain members of key management.
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
The stock-based compensation cost of time-based RSU and PSU grants is calculated by multiplying the grant date fair market value by the number of shares granted. We recognize compensation expense over the vesting period of the award on a graded-scale basis, and we recognize forfeitures as they occur.
Recently Issued and Adopted Accounting Pronouncements
For recently issued and adopted accounting pronouncements, see Item 8. Financial Statements and Supplementary Data - Notes to the Consolidated Financial Statements - Note 3 - Summary of Significant Accounting Policies.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk that changes in market prices, such as foreign currency exchange rates and interest rates, will affect our cash flows or the fair value of our holdings of financial instruments. The objective of market risk management is to manage and control market risk exposures within acceptable parameters.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange risk related to our transactions and our subsidiaries’ balances that are denominated in currencies other than the U.S. dollar, our functional currency. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting the Comparability of Our Results of Operations-Effect of Currency Fluctuations for more information about our foreign currency exchange rate exposure. In accordance with our treasury policy, we seek to naturally hedge our foreign exchange transaction exposure by matching the transaction currencies for our cash inflows and outflows. For example, where commercially feasible, we seek to borrow in the same currencies in which cash flows from operations are generated.
The Company periodically enters into foreign currency contracts. The purpose of these derivative instruments is to help manage the Company’s exposure to foreign exchange rate risks within the acquired CPA Global business. These contracts generally do not exceed 180 days in duration. The Company accounts for these foreign currency contracts at fair value and recognizes the associated realized and unrealized gains and losses in Other operating income, net in the Consolidated Statements of Operations, as the contracts are not designated as accounting hedges under the applicable sections of ASC Topic 815.
Revenues denominated in currencies other than U.S. dollars amounted to $325,700, or approximately 26.0%, of our total revenues for the year ended December 31, 2020. A significant majority of this amount was denominated in euros, British pounds and Japanese yen. A 5% increase or decrease in the value of the euro, British pound and Japanese yen relative to the U.S. dollar would have caused our revenues for the year ended December 31, 2020 to increase or decrease by $14,825.
Interest Rate Risk
Our interest rate risk arises primarily from our borrowings at floating interest rates. Borrowings under our credit facilities are subject to floating base interest rates, plus a margin. As of December 31, 2020, we had $2,847,400 of floating rate debt outstanding under our credit facilities, consisting of borrowings under the revolving and term loan facilities for which the base rate was one-month LIBOR (subject, with respect to the term loan facility only, to a floor of 0.00% for $1,247,400 and 1.00% for $1,600,000), which stood at 0.14% at December 31, 2020. Of this amount, we hedged $337,066 of our principal amount of our floating rate debt under hedges using interest rate derivatives. As a result, $2,510,334 of our outstanding borrowings effectively bore interest at floating rates. A 100 basis point increase or decrease in the applicable base interest rate under our credit facilities would have an annual impact of $1,264 on our cash interest expense for the year ended December 31, 2020. For additional information on our outstanding debt and related hedging, see Item 8. Financial Statements and Supplementary Data - Notes to the Consolidated Financial Statements - Note 10 - Derivative Instruments and Note 14 - Debt.

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
It is not clear what impact, if any, the United Kingdom’s withdrawal from the European Union will have on the interest rate on our indebtedness and related derivative instruments. The United Kingdom withdrew from the European Union on January 31, 2020. Under the terms of the withdrawal agreement between the United Kingdom and the European Union, a transition period was in effect until December 31, 2020. During the transition period, the United Kingdom was treated in all material respects as though it was a member of the European Union, with most EU laws applying to and in the United Kingdom. In addition, the United Kingdom remained in the European Union single market and customs union and free movement of people continued until the end of the transition period. On December 24, 2020, the United Kingdom and the European Union reached an agreement on the terms of their future cooperation. There remains significant uncertainty on the implementation of this agreement.
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
Credit Risk
We are not currently exposed to market instruments, except for the effective interest rate hedges discussed above. We are, however, exposed to credit risk on our accounts receivable, and we maintain an allowance for potential credit losses. As of December 31, 2020, no single customer accounted for more than 1% of our consolidated revenues. Further, given our subscription-based revenues model, where a significant portion of customer obligations are payable to us upfront, and our credit control procedures, we believe that our exposure to customer credit risk is currently limited.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Clarivate Plc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Clarivate Plc and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for credit losses in 2020 and the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded four entities (Decision Resources Group (“DRG”), CPA Global, Beijing IncoPat Technology Co., Ltd. (“IncoPat”), and Hanlim IPS. Co., Ltd. (“Hanlim”)) from its assessment of internal control over financial reporting as of December 31, 2020 because they were acquired by the Company in purchase business combinations during 2020. We have also excluded these four entities from our audit of internal control over financial reporting. DRG, CPA Global, IncoPat, and Hanlim are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 1%, 5%, 0%, and 0% of total assets, respectively and approximately 15%, 13%, 0%, and 0% of total revenues, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2020.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Acquired Customer Relationship Intangible Assets – Decision Resources Group and CPA Global

As described in Note 4 to the consolidated financial statements, the Company acquired 100% of the assets, liabilities and equity interests of Decision Resources Group (DRG) and CPA Global in 2020. The aggregate consideration paid in connection with the closing of the DRG acquisition was $965.0 million, which resulted in $381.0 million of customer relationship intangible assets being recorded. The aggregate consideration in connection with the closing of the CPA Global acquisition was $8,839.6 million which resulted in $4,643.3 million of customer relationship intangible assets being recorded. As disclosed by management, the fair value of the customer relationship intangible assets acquired was estimated by management through a discounted cash flow model using the multi-period excess earnings method, which involved the use of significant estimates and assumptions related to revenue growth rates, operating margins, discount rates, and customer attrition rates, among other items.

The principal considerations for our determination that performing procedures relating to the customer relationship intangible assets acquired in the DRG and CPA Global acquisitions is a critical audit matter are (i) the high degree of auditor judgment and subjectivity in performing procedures relating to the estimated fair value of the customer relationships due to the significant judgment by management in determining these estimates; (ii) the significant audit effort in evaluating the significant assumptions related to revenue growth rates, operating margins, discount rates, and customer attrition rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of the customer relationship intangible assets, including controls over the determination of significant assumptions related to revenue growth rates, operating margins, discount rates, and customer attrition rates. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for estimating the fair value of the customer relationship intangible assets for DRG and CPA Global; (iii) evaluating the appropriateness of the discounted cash flow model; (iv) testing the completeness and accuracy of the underlying data used in the model; and (v)

evaluating the reasonableness of management’s significant assumptions related to revenue growth rates, operating margins, discount rates, and customer attrition rates. Evaluating management’s significant assumptions involved evaluating whether the assumptions used were reasonable considering the consistency of the assumptions with external market and industry data and whether these assumptions were consistent with evidence obtained in other areas of the audit. Evaluating management’s assumptions related to revenue growth rates, operating margins, and customer attrition rates also involved evaluating whether the assumptions used were reasonable considering the current and past performance of the acquired entity. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the discounted cash flow model and evaluating the reasonableness of the significant assumptions related to the customer attrition rates and discount rates.

Goodwill Impairment Assessment for Certain Reporting Units

As described in Notes 3 and 9 to the consolidated financial statements, the Company’s consolidated goodwill balance was $6,252.6 million as of December 31, 2020. Management evaluates its goodwill for impairment at the reporting unit level, defined as an operating segment or one level below an operating segment, annually as of October 1 or more frequently if impairment indicators arise. In determining the fair value of a reporting unit, management estimates the fair value of a reporting unit using a discounted cash flow model using the income approach. The discounted cash flow model determines the fair value of a reporting unit based on the projected future discounted cash flows, which include significant assumptions related to revenue growth rates, operating margins, anticipated future economic conditions, and the appropriate discount rates relative to risk and estimates of residual values.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment for certain reporting units is a critical audit matter are (i) the high degree of auditor judgment and subjectivity in performing procedures relating to the estimated fair value of certain reporting units due to the significant judgment by management in determining these estimates; (ii) the significant audit effort in evaluating the significant assumptions related to revenue growth rates, operating margins, anticipated future economic conditions, discount rates, and estimates of residual values; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the determination of the reporting units, determination of the estimated fair value of certain reporting units, and the development of the significant assumptions used to estimate fair value. These procedures also included, among others (i) evaluating whether there were any impairment indicators; (ii) testing management’s process for determining the fair value estimates of certain reporting units; (iii) evaluating the appropriateness of the discounted cash flow model; (iv) testing the completeness and accuracy of underlying data used in the model; and (v) evaluating the reasonableness of management’s significant assumptions related to revenue growth rates, operating margins, anticipated future economic conditions, discount rates, and estimates of residual values. Evaluating management’s significant assumptions involved evaluating whether the assumptions used were reasonable considering the consistency of the assumptions with external market and industry data and whether the assumptions were consistent with evidence obtained in other areas of the audit. Evaluating management’s assumptions related to revenue growth rates and operating margins also involved evaluating whether the assumptions used were reasonable considering the past performance of the Company. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the discounted cash flow model and evaluating the reasonableness of the significant assumptions related to the discount rates and estimates of residual values.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 26, 2021

We have served as the Company’s auditor since 2016.

CLARIVATE PLC
Consolidated Balance Sheets
(In thousands, except share data)

	As of December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$257,730	$76,130
Restricted cash	11,278	9
Accounts receivable, net of allowance of $8,745 and $16,511 at December 31, 2020 and December 31, 2019, respectively	751,446	333,858
Prepaid expenses	58,770	40,710
Other current assets	248,781	11,750
Assets held for sale	—	30,619
Total current assets	1,328,005	493,076
Property and equipment, net	36,267	18,042
Other intangible assets, net	7,370,350	1,828,640
Goodwill	6,252,636	1,328,045
Other non-current assets	47,944	18,632
Deferred income taxes	29,786	19,488
Operating lease right-of-use assets	132,356	85,448
Total Assets	$15,197,344	$3,791,371

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$82,038	$26,458
Accrued expenses and other current liabilities	716,356	159,217
Current portion of deferred revenues	707,318	407,325
Current portion of operating lease liability	35,455	22,130
Current portion of long-term debt	28,600	9,000
Liabilities held for sale	—	26,868
Total current liabilities	1,569,767	650,998
Long-term debt	3,457,900	1,628,611
Non-current portion of deferred revenues	41,399	19,723
Other non-current liabilities	67,722	18,891
Deferred income taxes	362,261	48,547
Operating lease liabilities	104,324	64,189
Total liabilities	5,603,373	2,430,959
Commitments and contingencies
Shareholders’ equity:
Ordinary Shares, no par value; unlimited shares authorized at December 31, 2020 and December 31, 2019; 606,329,598 and 306,874,115 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	10,049,317	2,208,529
Accumulated other comprehensive income (loss)	503,521	(4,879)
Accumulated deficit	(958,867)	(843,238)
Total shareholders’ equity	9,593,971	1,360,412
Total Liabilities and Shareholders’ Equity	$15,197,344	$3,791,371
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CLARIVATE PLC
Consolidated Statements of Operations
(In thousands, except share and per share data)

`

	Year ended December 31,
	2020	2019	2018
Revenues, net	$1,254,047	$974,345	$968,468
Operating expenses:
Cost of revenues	(399,122)	(352,000)	(430,326)
Selling, general and administrative costs	(553,756)	(475,014)	(413,004)
Depreciation	(12,709)	(9,181)	(9,422)
Amortization	(290,441)	(191,361)	(227,803)
Impairment on assets held for sale	—	(18,431)	—
Restructuring and impairment	(47,595)	(15,670)	—
Other operating income, net	52,381	4,826	6,379
Total operating expenses	(1,251,242)	(1,056,831)	(1,074,176)
Income (loss) from operations	2,805	(82,486)	(105,708)
Legal settlement	—	39,399	—
Income (loss) before interest expense and income tax	2,805	(43,087)	(105,708)
Interest expense and amortization of debt discount, net	(111,914)	(157,689)	(130,805)
Loss before income tax	(109,109)	(200,776)	(236,513)
Benefit (provision) for income taxes	2,799	(10,201)	(5,649)
Net loss	$(106,310)	$(210,977)	$(242,162)

Per share:
Basic and diluted	$(0.25)	$(0.77)	$(1.11)

Weighted average shares used to compute earnings per share:
Basic and diluted	428,600,690	273,883,342	217,472,870
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CLARIVATE PLC
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year ended December 31,
	2020	2019	2018
Net loss	$(106,310)	$(210,977)	$(242,162)
Other comprehensive income, net of tax:
Interest rate swaps, net of $0 tax in all periods	(978)	(6,422)	2,537
Defined benefit pension plans, net of tax (benefit) provision of $(65), $683 and $(91), respectively	(659)	(1,041)	(17)
Foreign currency translation adjustment	510,037	(2,774)	(11,146)
Total other comprehensive income (loss), net of tax	508,400	(10,237)	(8,626)
Comprehensive income (loss)	$402,090	$(221,214)	$(250,788)
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CLARIVATE PLC
Consolidated Statements of Changes in Equity
(In thousands, except share data)

	Share Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2017 as originally reported	1,644,720	$1,662,221	$13,984	$(390,099)	$1,286,106
Conversion of units of share capital	215,683,103	—	—	—	—
Balance at December 31, 2017, as recasted	217,327,823	1,662,221	13,984	(390,099)	1,286,106
Issuance of ordinary shares, net	198,602	1,574	—	—	1,574
Share-based award activity	—	13,715	—	—	13,715
Net loss	—	—	—	(242,162)	(242,162)
Comprehensive income (loss)	—		(8,626)	—	(8,626)
Balance at December 31, 2018	217,526,425	$1,677,510	$5,358	$(632,261)	$1,050,607

Balance at December 31, 2018, as originally reported	1,646,223	$1,677,510	$5,358	$(632,261)	$1,050,607
Conversion of units of share capital	215,880,202	—	—	—	—
Balance at December 31, 2018, as recasted	217,526,425	1,677,510	5,358	(632,261)	1,050,607
Tax Receivable Agreement	—	(264,000)	—	—	(264,000)
Settlement of Tax Receivable Agreement	—	64,000	—	—	64,000
Issuance of ordinary shares, net	1,597,691	1,582	—	—	1,582
Merger recapitalization	87,749,999	678,054	—	—	678,054
Share-based award activity	—	51,383	—	—	51,383
Net loss	—	—	—	(210,977)	(210,977)
Comprehensive income (loss)	—	—	(10,237)	—	(10,237)
Balance at December 31, 2019	306,874,115	$2,208,529	$(4,879)	$(843,238)	$1,360,412

Balance at December 31, 2019	306,874,115	$2,208,529	$(4,879)	$(843,238)	$1,360,412
Adjustment to opening Accumulated deficit related to adoption of ASC Topic 326	—	—	—	(9,319)	(9,319)
Exercise of public warrants	28,880,098	277,526	—	—	277,526
Exercise of private warrants	274,000	—	—	—	—
Exercise of stock options	12,042,862	2,122	—	—	2,122
Vesting of restricted stock units	289,641	—	—	—	—
Shares returned to the Company for net share settlements	(7,297,396)	(33,056)	—	—	(33,056)
Issuance of ordinary shares, net	265,266,278	7,558,774	—	—	7,558,774
Share-based award activity	—	35,422	—	—	35,422
Net loss	—	—	—	(106,310)	(106,310)
Comprehensive income (loss)	—	—	508,400	—	508,400
Balance at December 31, 2020	606,329,598	$10,049,317	$503,521	$(958,867)	$9,593,971

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CLARIVATE PLC
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash Flows From Operating Activities
Net loss	$(106,310)	$(210,977)	$(242,162)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	303,150	200,542	237,225
Bad debt expense	3,332	1,331	6,507
Deferred income tax benefit	(45,105)	357	(14,103)
Share-based compensation	35,422	51,383	13,715
Restructuring and impairment	5,288	—	—
Gain on foreign currency forward contracts	(2,903)	—	—
Mark to market adjustment on contingent and phantom shares	24,218	—	—
Loss on extinguishment of debt	—	50,676	—
Gain on disposal of business	(29,192)	—	(39,104)
Impairment on assets held for sale	—	18,431	—
Deferred finance charges	5,752	2,496	9,182
Tax indemnity write-off	—	—	33,819
Other operating activities	2,611	(374)	(3,979)
Changes in operating assets and liabilities:
Accounts receivable	16,234	(593)	(50,906)
Prepaid expenses	5,245	(10,224)	(2,936)
Other assets	56,771	(975)	578
Accounts payable	(2,851)	(13,838)	(18,091)
Accrued expenses and other current liabilities	(90,568)	1,095	9,842
Deferred revenues	80,683	33,480	33,539
Operating lease right of use assets	5,329	11,365	—
Operating lease liabilities	(6,064)	(11,251)	—
Other liabilities	2,458	(5,344)	774
Net cash provided by operating activities	263,500	117,580	(26,100)

Cash Flows From Investing Activities
Capital expenditures	(107,713)	(69,836)	(45,410)
Acquisitions, net of cash acquired	(2,919,871)	(68,424)	(23,539)
Acquisition of intangible assets	(5,982)	(2,625)	—
Proceeds from sale of product line, net of restricted cash	41,398	—	80,883
Net cash used in investing activities	(2,992,168)	(140,885)	11,934

Cash Flows From Financing Activities
Proceeds from revolving credit facility	60,000	70,000	45,000
Principal payments on term loan	(12,600)	(641,509)	(46,709)
Repayments of revolving credit facility	(125,000)	(50,000)	(30,000)
Payment of debt issuance costs	(38,340)	(41,923)	—
Contingent purchase price payment	(7,816)	(2,371)	(2,470)
Proceeds from reverse recapitalization	—	682,087	—
Proceeds from issuance of debt	1,960,000	1,600,000	—
Extinguishment of debt	—	(1,342,651)	—
Tax receivable agreement payout	—	(200,000)	—
Proceeds from issuance of ordinary shares	843,744	—	—
Proceeds from warrant exercises	277,526	—	—
Proceeds from stock options exercised	2,122	1,582	1,574
Payments related to tax withholding for stock-based compensation	(33,056)	—	—
Net cash provided by (used in) financing activities	2,926,580	75,215	(32,605)

CLARIVATE PLC
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Effects of exchange rates	(5,043)	(971)	(5,193)
Net increase in cash and cash equivalents, and restricted cash	192,869	50,939	(51,964)

Beginning of period:
Cash and cash equivalents	76,130	25,575	53,186
Restricted cash	9	9	24,362
Total cash and cash equivalents, and restricted cash, beginning of period	76,139	25,584	77,548
Less: Cash included in assets held for sale, end of period	—	(384)	—
Cash and cash equivalents, and restricted cash, end of period	269,008	76,139	25,584

End of period:
Cash and cash equivalents	257,730	76,130	25,575
Restricted cash	11,278	9	9
Total cash and cash equivalents, and restricted cash, end of period	$269,008	$76,139	$25,584

Supplemental Cash Flow Information
Cash paid for interest	$97,510	$101,164	$121,916
Cash paid for income tax	$27,621	$29,204	$13,210
Capital expenditures included in accounts payable	$7,783	$8,762	$5,166
Assets received as reverse recapitalization capital	$—	$1,877	$—
Liabilities assumed as reduction of reverse recapitalization capital	$—	$5,910	$—
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

Note 1: Background and Nature of Operations
Clarivate Plc (“Clarivate,” “us,” “we,” “our,” or the “Company”), is a public limited company organized under the laws of Jersey, Channel Islands. We were initially registered on January 7, 2019, and at our 2020 annual general meeting, our shareholders approved a change of our corporate name from “Clarivate Analytics Plc” to “Clarivate Plc”. Pursuant to the definitive agreement entered into to effect a merger between Camelot Holdings (Jersey) Limited ("Jersey") and Churchill Capital Corp, a Delaware corporation, ("Churchill") (the “2019 Transaction”), the Company was formed for the purposes of completing the 2019 Transaction and related transitions and carrying on the business of Jersey and its subsidiaries.
The Company is a provider of proprietary and comprehensive content, analytics, professional services and workflow solutions that enables users across government and academic institutions, life science companies and research and development (“R&D”) intensive corporations to discover, protect and commercialize their innovations. Clarivate has two reportable segments: Science and Intellectual Property ("IP"). Our segment structure is organized to address customer needs by product group. Our Science segment consists of our Web of Science and Life Science Product Lines. This segment provides curated, high-value, structured information that is delivered and embedded into the workflows of our customers, which include research intensive corporations, life science organizations and universities world-wide. Our IP segment consists of our Derwent, CompuMark, MarkMonitor and CPA Global Product Lines. This segment helps manage customers' end-to-end portfolios of intellectual property from patents to trademarks to corporate website domains. See Note 22 - Segment Information, for additional information on the Company's reportable segments.
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
On May 13, 2019, the 2019 Transaction was consummated, and Clarivate became the sole managing member of Jersey, operating and controlling all of the business and affairs of Jersey, through Jersey and its subsidiaries. Following the consummation of the 2019 Transaction on May 13, 2019, the Company’s ordinary shares and warrants began trading on the New York Stock Exchange. All of the Company’s public warrants have subsequently been redeemed. See Note 16 - Shareholders’ Equity for further information regarding the redemption of the Company’s public warrants.
The 2019 Transaction was accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Under this method of accounting, Churchill was treated as the "acquired" company for financial reporting purposes. This determination was primarily based on post 2019 Transaction relative voting rights, composition of the governing board, size of the two entities pre-merger, and intent of the 2019 Transaction. Accordingly, for accounting purposes, the 2019 Transaction was treated as the equivalent of the Company issuing stock for the net assets of Churchill. The net assets of Churchill were stated at historical cost, with no goodwill or other intangible assets resulting from the 2019 Transaction. Reported amounts from operations included herein prior to the 2019 Transaction are those of Jersey.
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
In June 2020, the Company consummated a public offering of 50,400,000 of our ordinary shares at a share price of $22.50 per share. Of the 50,400,000 ordinary shares, 14,000,000 were ordinary shares offered by Clarivate and 36,400,000 were ordinary shares offered by selling shareholders. The Company received approximately $304,030 in net proceeds from the sale of its ordinary shares, after deducting underwriting discounts and estimated offering expenses payable. We used the net proceeds, in conjunction with the new $1,600,000 incremental term loan facility available to Clarivate on October 1, 2020, and cash on the balance sheet to fund the repayment of CPA Global's parent company outstanding debt $2,055,822 of

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
outstanding debt. The Company did not receive any proceeds from the sale of ordinary shares by the selling shareholders. Immediately after the offering, Onex Corporation and Baring owned approximately 18.4% and 7.2%, respectively, of the Company's ordinary shares, down from an aggregate of 38.3% owned subsequent to the February 2020 offering. Additionally in connection with the acquisition of CPA Global, on October 1, 2020, the Company issued 216,683,778 shares to Redtop Holdings Limited, a portfolio company of Leonard Green & Partners, L.P. representing approximately 35% ownership of Clarivate.

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

Note 2: Basis of Presentation
The accompanying Consolidated Financial Statements for the years ended December 31, 2020, 2019 and 2018 were prepared in conformity with U.S. GAAP. The Consolidated Financial Statements of the Company include the accounts of all of its subsidiaries. Subsidiaries are entities over which the Company has control, where control is defined as the power to govern financial and operating policies. Generally, the Company has a shareholding of more than 50% of the voting rights in its subsidiaries. The effect of potential voting rights that are currently exercisable are considered when assessing whether control exists. Subsidiaries are fully consolidated from the date control is transferred to the Company, and are de-consolidated from the date control ceases. The U.S. dollar is the Company's reporting currency. As such, the financial statements are reported on a U.S. dollar basis. Certain reclassifications of prior year's data have been made to conform to the current year's presentation.

During the fourth quarter of 2020, the Company realigned its reporting structure and changed the manner in which performance is assessed. The two operating segments created include the Science Group and the Intellectual Property Group. The segment reporting changes were retrospectively applied to all periods presented. Certain reclassifications of prior year's data have been made to conform to the current year's presentation of reportable segment information as disclosed in Note 22 - Segment Information and financial statement line items within the Consolidated Statements of Operations.

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

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
Transaction costs, other than those associated with the issuance of debt or equity securities incurred in connection with a business combination, are expensed as incurred and included in either Cost of revenues or Selling, general and administrative costs in the Consolidated Statements of Operations.
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
Restricted Cash
The Company held $11,278 and $9 of restricted cash as of December 31, 2020 and 2019, respectively. Restricted cash of $6,498 was primarily related to funds from the Company’s IncoPat transaction as of December 31, 2020. Restricted cash of $4,779 was primarily related to deposits held with patent offices and on behalf of certain customers to make payment to their vendors as of December 31, 2020. As of December 31, 2019, the Company held $9 of restricted cash primarily related to funds from the Company’s Publons transaction.
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
Concentration of Credit Risk
Accounts receivable are the primary financial instrument that potentially subjects the Company to significant concentrations of credit risk. Accounts receivable represents arrangements in which services were transferred to a customer before the customer pays consideration or before payment is due. Contracts with payment in arrears are recognized as receivables after the Company considers whether a significant financing component exists. The Company does not require collateral or other securities to support customer receivables. Management performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed appropriate. Credit losses have been immaterial and reasonable within management’s expectations. No single customer accounted for more than 1% of revenues and our ten largest customers represented only 6% of revenues for the year ended December 31, 2020.

CLARIVATE PLC
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
Property and Equipment, net
Generally, property and equipment are recorded at cost and are depreciated over the respective estimated useful lives. Depreciation is computed using the straight‑line method. Repair and maintenance costs are expensed as incurred. The cost and related accumulated depreciation of sold or retired assets are removed from the accounts and any gain or loss is included within Loss from operations in the Consolidated Statements of Operations.
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
Developed Technology — Developed technology primarily consists of proprietary technology used for healthcare data, analytics, and insights products and services.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
Backlog — Backlog primarily consists of orders and contracts received for which performance has not occurred prior to being acquired by the Company.
Non-compete agreements — Non-compete agreements primarily consist of agreements with employees of acquired entities to ensure that if they cease employment with the Company, they will not involve themselves with competition of the business for a given duration.
Trade Names — Trade names consist of purchased brand names that the Company continues to use.
Where applicable, intangible assets are amortized on a straight-line basis over their estimated useful lives as follows:

Customer relationships	2 – 23 years
Databases and content	2 – 20 years
Developed technology	3 – 14 years
Computer software	5 years
Finite-lived trade names	2 - 18 years
Non-compete agreements	5 years
Backlog	4 years
Indefinite-lived trade names	Indefinite
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
Management identified an impairment loss in connection with the divestiture of certain assets and liabilities of its MarkMonitor Product Line within its IP segment in the year ended December 31, 2019. As a result of restructuring initiatives, the Company recorded non-cash impairment for leases in the year ended December 31, 2020. See Note 25 - Restructuring for further information.
Goodwill and Indefinite-Lived Intangible Assets
The Company evaluates its goodwill for impairment at the reporting unit level, defined as an operating segment or one level below an operating segment, annually as of October 1 or more frequently if impairment indicators arise in accordance with Accounting Standards Codification ("ASC") Topic 350. The Company identified six reporting units due to a change in the Company’s reporting structure for the year ended December 31, 2020 and five reporting unit for the years ended December 31, 2019 and 2018.
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
In determining the fair value of a reporting unit, the Company estimates the fair value of a reporting unit using the fair value derived from the income approach. The market approach estimates fair value based on market multiples of revenue and earnings derived from comparable publicly traded companies with similar operating and investment characteristics as the reporting unit; whereas, the income approach uses a discounted cash flow (“DCF”) model. The DCF model determines the fair value of our reporting units based on projected future discounted cash flows, which include significant assumptions

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
related to revenue growth rates, operating margins, anticipated future economic conditions, and the appropriate discount rates relative to risk and estimates of residual values.
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

CLARIVATE PLC
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
Derivative Financial Instruments
Foreign Exchange Forward Contracts
The Company periodically enters into foreign currency contracts that are not designated as hedges as defined under ASC 815. The purpose of these derivative instruments is to help manage the Company’s exposure to foreign exchange rate risks. These contracts are initially recognized at fair value at the date the contracts are entered into and are subsequently remeasured to their fair value at the end of each reporting period. These contracts generally do not exceed 180 days in duration, and these instruments are carried as assets when the fair value is positive (Other current assets on the Consolidated Balance Sheets), and as liabilities when the fair value is negative (Other current liabilities on the Consolidated Balance Sheets). The resulting gain or loss is recognized in profit or loss (other operating income (expense), net) immediately.
Interest Rate Swaps
The Company has interest rate swaps with counterparties to reduce its exposure to variability in cash flows relating to interest payments on a portion of its outstanding first lien senior secured term loan facility in an aggregate principal amount of $2,847,400 (“Term Loan Facility”). The Company applies hedge accounting and has designated these instruments as cash flow hedges of the risk associated with floating interest rates on designated future quarterly interest payments. Management assumes the hedge is highly effective and therefore changes in the value of the hedging instrument are recorded in Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. Any ineffectiveness is recorded in earnings. Amounts in Accumulated other comprehensive income (loss) are reclassified into earnings in the same period during which the hedged transactions affect earnings, or upon termination of the hedging relationship.
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
The Company assesses the fair value of the foreign exchange forward contracts, considering current and anticipated movements in future interest rates and the relevant currency spot and future rates available in the market. The Company also receives and reviews third party valuation reports to corroborate our determination of fair value. Accordingly, these instruments are classified as Level 2 inputs.
Contingent Considerations
The Company records liabilities for the estimated cost of such contingencies when expenditures are probable and reasonably estimable. A significant amount of judgment is required to estimate and quantify the potential liability in these matters. We engage outside experts as deemed necessary or appropriate to assist in the calculation of the liability, however management is responsible for evaluating the estimate. As information becomes available regarding changes in circumstances for ongoing

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
contingent considerations, our potential liability is reassessed and adjusted as necessary. See Note 23 - Commitments and Contingencies for further information on contingencies.
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
The liability recognized in the Consolidated Balance Sheets is the present value of the defined benefit obligation at the end of the reporting period. The present value of the defined benefit obligation is determined by discounting the estimated future cash outflows using interest rates of high-quality corporate bonds that are denominated in the currency in which the benefits will be paid and that have terms to maturity approximating the terms of the related pension liability. The defined benefit obligation is included in Other non-current liabilities in the Consolidated Balance Sheets. All actuarial gains and losses that arise in calculating the present value of the defined benefit obligation are recognized immediately in Accumulated deficit and included in the Consolidated Statements of Comprehensive Income (Loss). See Note 13 - Pension and Other Post‑Retirement Benefits for balances and further details including an estimate of the impact on the Consolidated Financial Statements from changes in the most critical assumptions.
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
Interest accrued related to unrecognized tax benefits and income tax related penalties are included in the Benefit (provision) for income taxes.
Deferred tax is provided on taxable temporary differences arising on investments in foreign subsidiaries, except where we intend, and are able, to reinvest such amounts on a permanent basis.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
Revenue Recognition
The Company derives revenue by selling information on a subscription and single transaction basis as well as from performing professional services. The Company recognizes revenue when control of these services are transferred to the customer for an amount, referred to as the transaction price, that reflects the consideration to which the Company is expected to be entitled in exchange for those goods or services. The Company determines revenue recognition utilizing the following five steps: (1) identification of the contract with a customer, (2) identification of the performance obligations in the contract (promised goods or services that are distinct), (3) determination of the transaction price, (4) allocation of the transaction price to the performance obligations, and (5) recognition of revenue when, or as, the Company transfers control of the product or service for each performance obligation. Revenue is recognized net of discounts and rebates, as well as value added and other sales taxes. Cash received or receivable in advance of the delivery of the services or publications is included in deferred revenues. The Company disaggregates revenue based on revenue recognition pattern. Subscription based revenues recognize revenue over time, whereas our transactional and re-occurring revenues recognize revenue at a point in time. The Company believes subscription, transaction and re-occurring is reflective of how the Company manages the business. The revenue recognition policies for the Company’s revenue streams are discussed below.
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
Re-occurring Revenues
Re-occurring revenues are earned under contracts for specific deliverables that are typically quoted on a product, data set or project basis and often derived from repeat customers. These contracts include either evergreen clauses, in which at least six month advance notice is required prior to cancellation, or the contract is for multiple years. Re-occurring revenues are usually delivered to the customer instantly or in a short period of time, at which time revenues are recognized. The most significant components of our re-occurring revenues is our 'renewal' business within CPA Global.
Performance Obligations
Content Subscription: Content subscription performance obligations are most prevalent in the Web of Science, Derwent, and Life Sciences Product Lines. Content subscriptions are subscriptions that can only be accessed through the Company’s online platform for a specified period of time through downloads or access codes. In addition to the primary content subscription, these types of performance obligations can often include other performance obligations, such as training subscriptions, access to historical content, software licenses, professional services, maintenance and other optional content. Revenue for these performance obligations are primarily recognized over the length of the contract (i.e. subscription revenue). Within the Life Sciences Product Line and resulting from the DRG acquisition, the Company provides analytics and syndicated research and syndicated databases through subscription and membership contracts and through the sale of

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
single reports from the syndicated series. Subscription based revenues are recognized ratably over the period that the service is being provided, generally one year.
There are instances where Content Subscription revenue could be recognized upon delivery (i.e. transactional revenue). Historical content and some optional content can be purchased via a perpetual license, which would be recognized upon delivery. Fees are typically paid annually at the beginning of each term. Additionally, within the Life Sciences Product Line and resulting from the DRG acquisition, the Company sells certain studies and reports on a single requisition basis to customers. Revenue from the sale of single reports is recognized at a point in time of delivery if all other revenue recognition criteria are met. Packages of select single reports are recognized pro rata as the individual reports are delivered if all other revenue recognition criteria are met based on estimated selling price.
IP Software Subscription: This performance obligation relates to the CPA Global Product Line. The Company provides a suite of software packages and solutions designed for customers to manage their own IP, using a single IP Management Software (“IPMS”) platform. All software products are delivered to the customers in one of two ways (i) On-premise the software is purchased by the customer and installed directly onto the customer’s own operating systems and (ii) Software-as-a-Service (“SaaS”) software is hosted centrally on a cloud-based system and usage is licensed on an annual subscription fee basis.
IP software contracts with customers often include a number of other services such as implementation support, installation, data migration, training to help customers deploy and use products more efficiently, upgrades released over the contract period and after sales support. On-premise licenses are considered distinct performance obligations when sold with other services in the contract and revenue is recognized upfront at the point in time when the software is made available to the customer. In case of software sold as a subscription, the cloud based hosted services and post-sales support and maintenance are considered as one performance obligation distinct from other services in the contract. Revenue is recognized on a straight-line basis over the period of contract as customers simultaneously consume and receive benefits, given that distinct performance obligations are satisfied over time.

Domain Registration Services: This performance obligation relates to the MarkMonitor Product Line. This is a service to register domain names with the applicable registries, with the Company being responsible for monitoring the domain name expiration and paying the registry before expiration. In addition, the Company has an ongoing responsibility to ensure the domain name is maintained at the registry. Customers typically sign a one to two years contract, identifying specific domain names to be registered and tracked. Revenue is recognized over the term of the contract and fees are typically invoiced annually at the beginning of each contract term.
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
IP Services: This performance obligation relates to the CPA Global Product Line. This includes services related to (i) on-premise software installation, (ii) post-sales software support services,(iii) keeping software updated for any changes in laws (i.e., law update service), (iv) docketing, (v) search and examination services provided to various PTOs. Revenue from IP services is recognized over the period of the contract as and when the service is provided.
Validation Services: This performance obligation relates to the CPA Global Product Line. This involves services related to:(i) registration of a patent granted in Europe, to various individual countries where it will ultimately been enforceable; (ii) translation of documents to be submitted to a PTO in local language; (iii) registration of address with PTO, for all future notifications to be received on behalf of the IP holder; and (iv) management of notifications on behalf of IP holder over the lifetime of the patent. The Company has determined each of the above services performed represent separate performance obligations. Revenue is recognized once the provision of the service is complete and this point is reached when a purchase invoice is received from the agent for (i) and (ii) above, when registration with the PTO gets completed for (iii) above. With respect to management of notifications, revenue is recognized over the lifetime of the patent on a straight-line basis.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
Revenue from Validation Services is recognized net of official fees collected from customers for remittance to the PTO and any taxes collected from customers, which are subsequently remitted to governmental authorities.
IP Transaction Processing: This performance obligation related to the IPM Product Line that was disposed of in October of 2018 and reacquired as part of the acquisition of the CPA Global business and Product Line in October of 2020. These services consist of gathering all necessary data and information, preparing the renewal applications, and submitting payment to the patent and trademark office (“PTO”) in the relevant country on behalf of the IP holders and the Company could have potential liability for the successful completion of the renewal application process, for which we carry insurance. The Company has determined there is one performance obligation relating to the provision of the service, which includes compiling the necessary data and submitting the renewal application, as well as facilitating the payment from the customer to the PTO. Revenue is recognized once the provision of the service is complete and this point is reached when the PTO receives the payment and documentation to renew the patent or trademark. The PTO fees and any taxes collected from customers are deemed fees collected on behalf of third parties, and therefore revenue from renewals services is recognized net of these fees. Revenue is recognized upon transfer of control of the promised service to customers (i.e., at the time the renewal paperwork and payment are submitted to the PTO) because at that point the Company has a right to payment and the risks and rewards associated with the Renewal Preparation service are transferred to the customer, coupled with the fact customer acceptance is deemed a formality that does not impact the timing of transfer of control.

Principal Versus Agent
For revenue generated from contracts with customers involving another party, the Company considers if we maintain control of the specified goods or services before they are transferred to the customer, as well as other indicators such as the party primarily responsible for fulfillment, collection risk, and discretion in establishing price. The assessment of whether we are considered the Principal or the Agent in a transaction could impact our revenues and cost of revenues recognized on the consolidated statements of operations.
The Company evaluated whether contracts with customers involving another party related to the Content Subscription performance obligation have been provided in the capacity as principal or agent and concluded that the Company acts as a Principal based on our responsibility for fulfilling the contract and latitude in establishing the price. Therefore, the Company reports the revenues from these transactions on a gross basis and records the related third-party commission fees as cost of revenues.
The Company evaluated whether the IP Transaction Processing performance obligation and services, as well as the Validation Services performance obligation, have been provided in the capacity as principal or agent, and on the basis of the following factors concluded the Company is acting as a Principal:
(a) The Company is responsible for compiling the necessary data and submitting the renewal application, as well as facilitating the payment from the customer to the PTO. In doing this, the Company’s performance obligation does not include legally renewing the IP, but instead facilitating that process, but the ultimate responsibility for legally renewing the IP rests with PTO;
(b) The Company has latitude in establishing pricing for its services.
Therefore, the Company reports the revenues from these transactions on a gross basis and records the related third-party commission fees as cost of revenues.
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

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
Significant Judgments
Significant judgments and estimates are necessary for the allocation of the proceeds received from an arrangement to the multiple performance obligations and the appropriate timing of revenue recognition. Our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Determining a standalone selling price that may not be directly observable amongst all the products and performance obligations requires judgment. Specifically, many Web of Science, DRG, and CPA Global Product Line contracts include multiple product offerings, which may have both subscription and transactional revenues. Judgment is also required to determine whether the software license is considered distinct and accounted for separately, or not distinct and accounted for together with the subscription service and recognized over time for other products. The Company allocates value to primary content subscriptions or licenses and accompanying performance obligations, such as training subscriptions, access to historical content, maintenance and other optional content. When multiple performance obligations exist in a single contract, the transaction price is allocated to each performance obligation based on the standalone selling price of each performance obligation. The Company utilizes its standard price lists to determine the standalone selling price based on the product and country.
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
Cost of Revenues
Cost of revenues consists of costs related to the production and servicing of the Company’s offerings. These costs primarily relate to information technology, production and maintenance of content and personnel costs relating to professional services and customer service.
Selling, General and Administrative
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
Depreciation
Depreciation expense relates to the Company’s fixed assets including furniture & fixtures, hardware, and leasehold improvements. These assets are depreciated over their expected useful lives, and in the case of leasehold improvements over the shorter of their useful life or the term of the related lease.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
Amortization
Amortization expense relates to the Company’s finite-lived intangible assets including databases and content, customer relationships, computer software, and trade names. These assets are being amortized over periods of 2 to 23 years.
Impairment on Assets Held for Sale
Impairment on assets held for sale represents an impairment charge recorded for certain assets classified as assets held for sale.
Share-based Compensation
Share-based compensation expense includes cost associated with stock options, restricted share units (“RSUs”), performance share units ("PSUs") and 2019 Transaction related shares granted to certain members of key management. All share-based awards are recognized in the Consolidated Statements of Operations based on their grant date fair values. We amortize the value of share-based awards to expense over the vesting period on a graded-scale basis. The incremental fair value of modifications to stock awards is estimated at the date of modification. We recognize any additional estimated expense in the period of modification for vested awards and over the remaining vesting period for un-vested awards. The Company elects to recognize forfeitures as they occur.
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
The share-based compensation cost of time-based RSU and PSU grants is calculate by multiplying the grant date fair market value by the number of shares granted. We recognize compensation expense over the vesting period of the award.
Restructuring
Restructuring expense includes costs associated with involuntary termination benefits provided to employees, certain contract termination costs, and other costs associated with an exit or disposal activity. The involuntary termination benefits included within restructuring charges are recognized in accordance with ASC 420, Exit or Disposal Cost Obligations or ASC 712, Compensation – Nonretirement Postemployment Benefits, as applicable. Liabilities are recognized in accordance with ASC 420 when the programs were approved, the employees to be terminated were identified, the terms of the arrangement were established, it was determined changes to the plan were unlikely to occur and the arrangements were communicated to employees. Liabilities for nonretirement postemployment benefits that fall under ASC 712 are recognized when the severance liability was determined to be probable of being paid and reasonably estimable. The liabilities are recorded within Accrued expenses and other current liabilities in the Consolidated Balance Sheets. The corresponding expenses are recorded within Restructuring and impairment in the Consolidated Statements of Operations. See Note 25 - Restructuring for further details.
Other Operating Income (Expense), Net
Other operating income (expense) consists of gains or losses related to the disposal of our assets, asset impairments or write-downs and the consolidated impact of re-measurement of the assets and liabilities of our company and our subsidiaries that are denominated in currencies other than each relevant entity’s functional currency. Other operating income (expense), net includes a tax indemnification write down related to the 2016 Transaction for the year ended December 31, 2018. See Note 23 - Commitments and Contingencies - Tax Indemnity section for further details. The gain on sale of the divested IPM Product Line and related assets is also included in the year ended December 31, 2018. The gain and loss of certain divested non-core assets and liabilities of the IP segment and MarkMonitor Product Line of the IP segment are included in the year ended December 31, 2020. See Note 5 - Assets Held for Sale and Divested Operations for further details.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

Interest Expense, Net
Interest expense, net consists of interest expense related to our borrowings under the Term Loan Facility and the Notes as well as the amortization of debt issuance costs and interest related to certain derivative instruments.
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
Advertising and Promotion Costs
Advertising and promotion costs are expensed as of the first date that the advertisements take place. Advertising expense was approximately $7,090, $9,574 and $12,150 for the years ended December 31, 2020, 2019, and 2018, respectively.
Legal Costs
Legal costs are expensed and accrued for expected legal costs to be incurred for legal matters.
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

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
The provisions of ASU 2016-02 are effective for the Company’s fiscal year beginning January 1, 2019, including interim periods within that fiscal year. The Company elected the package of practical expedients included in this guidance, which allows it to not reassess whether any expired or existing contracts contain leases, the lease classification for any expired or existing leases, and the initial direct costs for existing leases. The Company does not recognize short-term leases on its Consolidated Balance Sheets, and recognizes those lease payments in Selling, general and administrative costs, excluding depreciation and amortization on the Consolidated Statements of Operations on a straight-line basis over the lease term.
In June 2016, the FASB issued new guidance, ASU 2016-13, related to measurement of credit losses on financial instruments which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This new guidance replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. The Company has determined that the impact of this new accounting guidance will primarily affect our trade receivables. The Company prospectively adopted the standard on January 1, 2020. The adoption of this standard had an impact of $10,097 on the beginning Accumulated deficit balance in the Consolidated Balance Sheets as of January 1, 2020. In April 2019 and November 2019, the FASB issued ASU 2019-05 and ASU 2019-11, respectively, effective for the same period as ASU 2016-03. These updates offered options to entities intended to bring transition relief and offered clarification on the previously issued standard, respectively. The Company's accounting for credit losses did not change as a result of these two updates.
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
In July 2018, the FASB issued ASU 2018-11, Leases — Targeted Improvements, as an update to the previously-issued guidance. This update added a transition option which allows for the recognition of a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption without recasting the financial statements in periods prior to adoption. The Company elected this transition option.
In March 2019, the FASB issued ASU 2019-01, Leases, as an update to the previously-issued guidance. This update added a transition option which clarified the interim disclosure requirements as defined in ASC 250-10-50-3. The Company elected to provide the ASU 2016-02 transition disclosures as of the beginning of the period of adoption rather than the beginning of the earliest period presented. The guidance is effective for all entities during the same period that ASU 2016-02 is adopted.
The standard had a material impact on our Consolidated Balance Sheets and Consolidated Statements of Cash Flows, but did not have an impact on our Consolidated Statements of Operations. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases.
In June 2018, the FASB issued guidance, ASU 2018-07, Compensation - Stock Compensation, which simplifies the accounting for nonemployee share-based payment transactions. The guidance is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. This standard did not have a material impact on the Company’s Consolidated Financial Statements.
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

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
issued. The guidance is effective upon adoption of the related standards. The Company prospectively adopted the standard on January 1, 2020. This standard did not have a material impact on the Company’s Consolidated Financial Statements.
In November 2019, the FASB issued ASU 2019-10, Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), which provides improvements or clarification and correction to the ASU 2016-02 Leases, ASU 2016-13 Financial Instruments Credit Losses, and ASU 2017-12 Derivatives and Hedging, accounting standards updates. The guidance is effective upon adoption of the three ASUs, all of which the Company had already adopted. This standard did not have a material impact on the Company’s Consolidated Financial Statements.
In August 2018, the FASB issued guidance, ASU 2018-15, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The Company prospectively adopted the standard on January 1, 2020. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements. All future capitalized implementation costs incurred related to these hosting arrangements will be recorded as a prepaid asset and as a charge to operating expenses over the expected life of the contract.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The guidance is effective for all entities from the period March 12, 2020 through December 31, 2022. The Company has elected the optional expedients for its interest rate swap agreements and debt agreements with reference to LIBOR. Upon meeting the specified criteria in the guidance, the Company will continue to account for its interest rate swaps in accordance with hedge accounting and will not apply modification accounting to its debt agreements. In January 2021, the FASB issued ASU 2021-01, which made clarifications relating to the previously issued Reference Rate Reform guidance effective for the same period as ASU 2020-04. This clarification did have an effect on how the Company accounts for its interest rate swaps and debt agreements.
Recently Issued Accounting Standards
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
In December 2019, the FASB issued ASU 2019-12, which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. The guidance is effective for all entities for fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company will adopt ASU 2019-12 in Q1 of 2021, and it is expected that the adoption will not have a material impact to the Consolidated Financial Statements.
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity and amends the scope guidance for contracts in an entity's own equity and certain aspects of the EPS guidance. The guidance is effective for all entities for fiscal years beginning after December 15, 2021, albeit early adoption is permitted no earlier than fiscal years beginning after December 15, 2020. The Company evaluated the initial impact of the adoption of this standard and determined that there is no impact on its Consolidated Financial Statements as of December 31, 2020.

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

CLARIVATE PLC
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
Pursuant to the Merger Agreement, the aggregate stock consideration issued by the Company in the 2019 Transaction was $3,052,500, consisting of 305,250,000 newly issued ordinary shares of the Company valued at $10.00 per share, subject to certain adjustments described below. Of the $3,052,500, the shareholders of Jersey prior to the closing of the 2019 Transaction (the “Company Owners”) received $2,175,000 in the form of 217,500,000 newly issued ordinary shares of the Company. In addition, of the $3,052,500, Churchill public shareholders received $690,000 in the form of 68,999,999 newly issued ordinary shares of the Company. In addition, Churchill Sponsor LLC (the “sponsor”) received $187,500 in the form of 17,250,000 ordinary shares of the Company issued to the sponsor, and 1,500,000 additional ordinary shares of the Company were issued to certain investors. See Note 16 - Shareholders’ Equity for further information.
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
Certain restrictions were removed following the Secondary Offering on August 14, 2019. See Note 17 - Employment and Compensation Arrangements for further information. After giving effect to the satisfaction of the vesting restrictions the Company Owners held approximately 60% of the issued and outstanding shares of the Company at the close of the 2019 Transaction. See Note 16 - Shareholders’ Equity for further information on equity instruments.
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

The aggregate consideration paid in connection with the closing of the DRG acquisition was $964,997, comprised of $900,000 of base cash plus $6,100 of adjusted closing cash paid on the closing date and up to 2,895,638 of the Company's ordinary shares to be issued to PEL following the one-year anniversary of closing. The contingent stock consideration was valued at $58,897 on the closing date and will be revalued at each period end. For the year ended December 31, 2020, the fair value of the contingent stock consideration increased by $27,132, which was recorded to selling, general and administrative costs in the Consolidated Statements of Operations. The corresponding liability increased to $86,029 as of December 31, 2020 which was recorded to Accrued expenses and other current liabilities in the Consolidated Balance Sheets. See Note 23 - Commitments and Contingencies for more information. The DRG acquisition was accounted for using the acquisition method of accounting. The excess of the purchase price over the net tangible and intangible assets is recorded to Goodwill and primarily reflects the assembled workforce and expected synergies. Goodwill is not deductible for tax purposes. Total transaction costs incurred in connection with the acquisition of DRG was $47,068 for the year ended December 31, 2020.

The amount of Revenues, net and Net loss resulting from the acquisition that are attributable to the Company's stockholders and included in the Consolidated Statements of Operations and Comprehensive Loss were as follows:

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

Year ended December 31, 2020
Revenues, net (1)	$186,428
Net income attributable to the Company's stockholders	$4,999

(1) Includes $7,157 of a deferred revenue haircut recognized during the year ended December 31, 2020.
The purchase price allocation for the DRG acquisition as of the close date of February 28, 2020 is final. The following table summarizes the preliminary purchase price allocation for this acquisition:

Total
Accounts receivable	$52,193
Prepaid expenses	4,295
Other current assets	68,001
Property and equipment, net	4,136
Other intangible assets(1)	491,366
Other non-current assets	2,960
Operating lease right-of-use assets	25,099
Total assets	$648,050
Accounts payable	3,474
Accrued expenses and other current liabilities	88,561
Current portion of deferred revenue	35,126
Current portion of operating lease liabilities	5,188
Deferred income taxes	47,467
Non-current portion of deferred revenue	936
Operating lease liabilities	20,341
Total liabilities	201,093
Fair value of acquired identifiable assets and liabilities	$446,957

Purchase price, net of cash(2)	944,220
Less: Fair value of acquired identifiable assets and liabilities	446,957
Goodwill	$497,263

(1) Includes $3,966 of internally developed software in progress acquired.
(2) The Company acquired cash of $20,777.
The identifiable intangible assets acquired are amortized on a straight-line basis over their estimated useful lives. The following table summarizes the estimated fair value of DRG’s identifiable intangible assets acquired and their remaining amortization period (in years):

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

	Fair Value as of February 28, 2020	Remaining Range of Years
Customer relationships	$381,000	10-21
Database and content	50,200	2-7
Trade names	5,200	4-7
Purchased software	23,000	3-8
Backlog	28,000	4
Total identifiable intangible assets	$487,400
During the year ended December 31, 2020, there were additional purchase accounting adjustments of $314 related to fixed assets, deferred revenue and legal accrual with a corresponding increase to goodwill and $1,804 related to the aforementioned items and a reduction in the valuation of assumed lease liabilities and a corresponding reduction in goodwill, respectively.
Unaudited pro forma information for the Company for the periods presented as if the acquisition had occurred January 1, 2019 is as follows:

	Year ended December 31,
	2020	2019
Pro forma revenues, net	$1,284,419	$1,174,295
Pro forma net loss attributable to the Company's stockholders	(97,898)	(257,190)
The unaudited pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of results of operations that would have been achieved had the acquisition taken place on the date indicated, or the future consolidated results of operations of the Company. The pro forma financial information presented above has been derived from the historical consolidated financial statements of the Company and from the historical accounting records of DRG.
The unaudited pro forma results include certain pro forma adjustments to revenue and net loss that were directly attributable to the acquisition, assuming the acquisition had occurred on January 1, 2019, including the following: (i) additional amortization expense that would have been recognized relating to the acquired intangible assets, (ii) adjustments to interest expense to reflect the removal of DRG debt and the additional Company borrowings in conjunction with the acquisition, (iii) acquisition-related transaction costs and other one-time non-recurring costs which reduced expenses by $26,348 for the year ended December 31, 2020 and reduced expenses by $439 for the year ended December 31, 2019.

Acquisition of CPA Global

On October 1, 2020, we acquired 100% of the assets, liabilities and equity interests of CPA Global, a global leader in intellectual property software and tech-enabled services from Redtop Holdings Limited ("Redtop"). The acquisition helps Clarivate create a true end-to-end platform supporting the full IP lifecycle from idea generation to commercialization and protection.
Clarivate acquired all of the outstanding shares of CPA Global in a cash and stock transaction. The aggregate consideration in connection with the closing of the CPA Global acquisition was $8,740,989, net of $98,610 cash acquired and including an equity holdback consideration of $46,485. The aggregate consideration was composed of (i) $6,761,515 from the issuance of up to 218,183,778 ordinary shares to Redtop Holdings Limited, a portfolio company of Leonard Green & Partners, L.P., representing approximately 35% pro forma fully diluted ownership of Clarivate and (ii) approximately $2,078,084 in cash to fund the repayment of CPA Global's parent company outstanding debt of $2,055,822 and related interest swap termination fee of $22,262. Of the 218,306,663 ordinary shares issuable in the acquisition, Clarivate issued 216,683,778 ordinary shares as of October 1, 2020.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

Issuance of 218,183,778 shares	$6,761,515
Cash paid for repayment of CPA Global's parent company debt and related interest rate swap termination charge	2,078,084
Total purchase price	8,839,599
Cash acquired	(98,610)
Total purchase price, net of cash acquired	$8,740,989
The excess of the purchase price over the net tangible and intangible assets is recorded to Goodwill and primarily reflects the assembled workforce and expected synergies. Goodwill is not deductible for tax purposes. Total transaction costs incurred in connection with the acquisition of CPA was $35,377 for the year ended December 31, 2020.
The amount of Revenues, net and Net loss resulting from the acquisition that are attributable to the Company's stockholders and included in the Consolidated Statements of Operations and Comprehensive Loss since October 1, 2020 were as follows:

Year ended December 31, 2020
Revenues, net (1)	$157,504
Net loss attributable to the Company's stockholders	$(1,229)

(1) Includes $15,297 of a deferred revenue haircut recognized during the year ended December 31, 2020.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
The purchase price allocation for the CPA Global acquisition as of the close date of October 1, 2020 is preliminary and may change upon completion of the determination of the fair value of assets acquired and liabilities assumed. The following table summarizes the preliminary purchase price allocation for this acquisition:

Total
Accounts receivable	$373,124
Prepaid expenses	27,595
Other current assets	215,364
Property and equipment, net	12,288
Other intangible assets	4,920,317
Deferred income taxes	19,310
Other non-current assets	24,613
Operating lease right-of-use assets	30,649
Total assets	$5,623,260
Accounts payable	53,501
Accrued expenses and other current liabilities	414,063
Current portion of deferred revenue	180,376
Current portion of operating lease liabilities	7,738
Non-current portion of deferred revenue	16,786
Deferred income taxes	301,946
Other non-current liabilities	43,785
Operating lease liabilities	23,615
Total liabilities	1,041,810
Fair value of acquired identifiable assets and liabilities	$4,581,450

Purchase price, net of cash(1)	$8,740,989
Less: Fair value of acquired identifiable assets and liabilities	4,581,450
Goodwill	$4,159,539

(1) The Company acquired cash of $98,610.
The identifiable intangible assets acquired are amortized on a straight-line basis over their estimated useful lives. The following table summarizes the estimated fair value of CPA Global’s identifiable intangible assets acquired and their remaining amortization period (in years):

	Fair Value as of October 1, 2020	Remaining Range of Years
Customer relationships	$4,643,306	17-23
Technology	266,224	6-14
Trademarks	10,787	2-17
Total identifiable intangible assets	$4,920,317

Unaudited pro forma information for the Company for the periods presented as if the acquisition had occurred January 1, 2019 is as follows:

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

	Year ended December 31,
	2020	2019
Pro forma revenues, net	$1,709,312	$1,498,485
Pro forma net loss attributable to the Company's stockholders	(144,354)	(355,997)
The unaudited pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of results of operations that would have been achieved had the acquisition taken place on the date indicated, or the future consolidated results of operations of the Company. The pro forma financial information presented above has been derived from the historical consolidated financial statements of the Company and from the historical accounting records of CPA Global.
The unaudited pro forma results include certain pro forma adjustments to revenue and net loss that were directly attributable to the acquisition, assuming the acquisition had occurred on January 1, 2019, including the following: (i) additional amortization expense that would have been recognized relating to the acquired intangible assets, (ii) adjustments to interest expense to reflect the removal of CPA Global debt and the additional Company borrowings in conjunction with the acquisition, (iii) acquisition-related transaction costs and other one-time non-recurring costs which increased expenses by $70,531 for the year ended December 31, 2020.

Acquisition of Beijing IncoPat
On October 26, 2020, the Company acquired 100% of the equity voting interest in Beijing IncoPat Technology Co., Ltd. (“IncoPat”). IncoPat is a leading patent information service provider in China via cash on hand. IncoPat is complementary to Clarivate’s intellectual property portfolio. The Company paid $52,133 in cash to acquire IncoPat. As of December 31, 2020, $6,313 of the consideration is held in escrow and will be paid in a future period. Until this balance is paid it will be held in restricted cash with the offsetting liability within accrued expenses and other current liabilities. The excess of the purchase price over the net tangible and intangible assets is recorded to Goodwill and primarily reflects the assembled workforce and expected synergies. Goodwill is not deductible for tax purposes. Total transaction costs incurred in connection with the acquisition of IncoPat was $1,706 for the year ended December 31, 2020. These costs are included in selling general and administrative expense. IncoPat contributed revenues of $1,408 and a net loss of $455 to the Company's 2020 results.
In connection with this acquisition, a legal entity was created in which the Company has a variable interest. See Note 3 - Summary of Significant Accounting Policies for consideration of accounting treatment for the variable interest entity.

The purchase price allocation for the IncoPat acquisition as of the close date of October 26, 2020 is preliminary and may change upon completion of the determination of the fair value of assets acquired and liabilities assumed. The following table summarizes the preliminary purchase price allocation for the acquisition:

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

Total
Accounts receivable	$1,132
Prepaid expenses	168
Other current assets	100
Property and equipment, net	354
Other intangible assets	21,957
Other non-current assets	283
Total assets	$23,994
Accounts payable	73
Accrued expenses and other current liabilities	843
Current portion of deferred revenue	6,334
Deferred income taxes	4,802
Other non-current liabilities	283
Total liabilities	$12,335
Fair value of acquired identifiable assets and liabilities	$11,659

Purchase price, net of cash(1)	52,133
Less: Fair value of acquired identifiable assets and liabilities	11,659
Goodwill	$40,474

(1) The Company acquired cash of $844.
The identifiable intangible assets acquired are amortized on a straight-line basis over their estimated useful lives. The following table summarizes the estimated fair value of Beijing IncoPat’s identifiable intangible assets acquired and their remaining weighted-average amortization period (in years):

	Fair Value as of October 26, 2020	Remaining Amortization Period (in years)
Customer relationships	$19,989	11
Existing technology	$1,892	6
Trade names	$76	2
Total identifiable intangible assets	$21,957
Acquisition of Hanlim IPS Co., LTC
On November 23, 2020, the Company acquired 100% of the equity voting interest in Hanlim IPS Co., LTC ("Hanlim IPS") Hanlim IPS is a patent research and consulting services provider in South Korea. The acquisitions purpose is to accelerate innovation in South Korea by offering a more comprehensive range of IP information and insights solutions. The Company paid $9,254 in cash to acquire Hanlim IPS. The excess of the purchase price over the net tangible and intangible assets is recorded to Goodwill and primarily reflects the assembled workforce and expected synergies. Goodwill is not deductible for tax purposes. Total transaction costs incurred in connection with the acquisition of Hanlim IPS was $473 for the year ended December 31, 2020. Hanlim IPS contributed revenue of $145 and net income of $90 to the Company's 2020 results.
The purchase price allocation for the Hanlim IPS acquisition as of the close date of November 23, 2020 is preliminary and may change upon completion of the determination of the fair value of assets acquired and liabilities assumed. The following table summarizes the preliminary purchase price allocation for this acquisition:

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

Total
Accounts receivable	$44
Prepaid expenses	7
Other current assets	844
Property and equipment, net	75
Other intangible assets	8,805
Other non-current assets	94
Total assets	$9,869
Accounts payable	27
Accrued expenses and other current liabilities	1,512
Deferred income taxes	1,937
Total liabilities	3,476
Fair value of acquired identifiable assets and liabilities	$6,393

Purchase price, net of cash(1)	9,254
Less: Fair value of acquired identifiable assets and liabilities	6,393
Goodwill	$2,861

(1)The Company acquired cash of $2,191.
The identifiable intangible assets acquired are amortized on a straight-line basis over their estimated useful lives. The following table summarizes the estimated fair value of Hanlim’s identifiable intangible assets acquired and their remaining amortization period (in years):

	Fair Value as of November 23, 2020	Remaining Range of Years
Customer relationships	$7,832	11-13
Trade name	15	2
Non-compete agreements	958	5
Total identifiable intangible assets	$8,805

Acquisition of SequenceBase

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
Acquistion of Darts-ip
On November 27, 2019, the Company closed on the acquisition of Darts-ip, (“Darts”), a provider of global IP case law data and analytics headquartered in Brussels, Belgium. The Company acquired 100% of the voting equity interest of Darts for cash consideration. The Darts acquisition was accounted for using the acquisition method of accounting. As a result of the Darts acquisition and the application of purchase accounting, Darts' identifiable assets and liabilities were adjusted to their fair market values as of the closing date, which included database intangible assets of $22,012, computer software intangible assets of $9,025, customer relationships intangible assets of $2,641 and finite-lived trade names intangible assets of $1,541. The Consolidated Financial Statements include the results of the acquisition subsequent to the closing date. The excess of the purchase price over the net tangible and intangible assets is recorded to goodwill and primarily reflects the assembled

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
workforce and expected synergies. The weighted-average amortization period for total acquired finite-lived intangible assets is 11.5 years and the weighted-average amortization period by major class of intangible asset is 14.0 years for database and content, 6.0 years for computer software, 18.0 years for trade names, and 5.0 years for customer relationships.
Acquisition of TrademarkVision
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
Acquistion of Kopernio
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
Acquistion of Publons Limited
On June 1, 2017, the Company acquired all assets, liabilities and equity interests of Publons Limited and its wholly-owned subsidiary (“Publons”). Total net cash consideration for the acquisition was $7,401, plus potential future cash payments of up to $9,500 contingent upon Publons achieving certain milestones or financial and non-financial performance targets through 2020, including platform users and reviews. The fair market value of the liability associated with the earn-out was $5,900 on the date of acquisition. Publons is a researcher-facing peer-review data and recognition platform. The acquisition of Publons, its platform and data, is believed to increase the value of multiple existing Company products, while supporting researchers in the process. The Consolidated Financial Statements include the results of the acquisitions subsequent to the closing date. The fair value of the Publons earn-out liability was $0, $3,100, and $2,960 at December 31, 2020, 2019, and 2018, respectively.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
The fair value of identifiable assets acquired and liabilities assumed for all acquisitions at closing during 2020, 2019, and 2018 respectively, net of cash acquired, and contingent consideration liabilities incurred in relation to the acquisitions are summarized below:

	2020	2019(1)	2018
Current assets	$742,867	$2,137	$706
Property and equipment, net	16,853	86	—
Finite-lived intangible assets	5,442,445	38,719	7,928
Goodwill	4,700,137	44,779	21,527
Other non-current assets	103,008	2	38
Total assets	$11,005,310	$85,723	$30,199

Current liabilities	798,753	4,366	491
Non-current liabilities	459,961	8,920	2,054
Total liabilities	1,258,714	13,286	2,545
Net assets acquired	$9,746,596	$72,437	$27,654

(1) Net assets acquired includes $3,500 related to the SequenceBase acquisition.
None of the goodwill associated with any of the business combinations above will be deductible for income tax purposes. Pro forma information is not presented for these acquisitions as the aggregate operations of the acquired acquisitions were not significant to the overall operations of the Company.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
Note 5: Assets Held for Sale and Divested Operations
On November 6, 2020, the Company completed the sale of certain assets and liabilities of the Techstreet business to The International Society of Interdisciplinary Engineers LLC for a total purchase price of $42,832, of which $4,300 will be held in escrow and paid to the Company in a future period. As a result of the sale, the Company recorded a net gain on sale of $28,140, inclusive of incurred transaction costs of $115 in connection with the divestiture. The gain on sale is included in Other operating income, net within the Consolidated Statements of Operations during the year ended December 31, 2020. As a result of the sale, the Company wrote off balances associated with Techstreet including intangible assets of $10,179 and Goodwill in the amount of $9,129. The Company used the proceeds for general business purposes.

On November 3, 2019, the Company entered into an agreement with OpSec Security for the sale of certain assets and liabilities of its MarkMonitor Product Line within its IP Group. The divestiture closed on January 1, 2020 for a total purchase price of $3,751. An impairment charge of $18,431 was recognized in the Consolidated Statements of Operations during the year ended December 31, 2019, to write down the Assets and Liabilities of the disposal group to fair value. Of the total impairment charge, $17,967 related to the write down of intangible assets and $468 to the write down of goodwill. There was an immaterial loss on the divestiture recorded to Other operating income (expense), net during the year ended December 31, 2020. The Company used the proceeds for general business purposes. After impairment, Current Assets of $2,274 and Long Term Assets of $28,345 were reclassified to Current Assets Held for Sale as of December 31, 2019, while Current Liabilities of $21,170 and Long Term Liabilities of $5,698 were reclassified to Current Liabilities Held For Sale as of December 31, 2019.
The carrying amount of major classes of assets and liabilities that are included in Assets held for sale and Liabilities held for sale at December 31, 2019 related to certain assets and liabilities of its MarkMonitor Product Line consist of the following:

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
On October 1, 2018, all assets, liabilities and equity interest of the IP Management ("IPM") Product Line and related assets were sold to CPA Global for a total purchase price of $100,130. As a result of the sale, the Company recorded a net gain on

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
sale of $36,072, inclusive of incurred transaction costs of $3,032 in connection with the divestiture. The gain on sale is included in Other operating income, net within the Consolidated Statements of Operations for the year ended December 31, 2018. As a result of the sale, the Company wrote off Goodwill in the amount of $49,349. The Company used $31,378 of the proceeds to pay down the Term Loan Facility on October 31, 2018.
The divestitures of Techstreet, certain assets and liabilities of MarkMonitor and IPM Product Line do not represent a strategic shift and are not expected to have a major effect on the Company’s operations or financial results, as defined by ASC 205-20, Discontinued Operations; as a result, these divestitures do not meet the criteria to be classified as discontinued operations.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
Note 6: Accounts Receivable
Our accounts receivable balance consists of the following as of December 31, 2020 and 2019:

	Year ended December 31,
	2020	2019
Accounts receivable	$760,191	$350,369
Less: Accounts receivable allowance	(8,745)	(16,511)
Accounts receivable, net	$751,446	$333,858
The Company estimates credit losses for trade receivables by aggregating similar customer types together, because they tend to share similar credit risk characteristics, taking into consideration the number of days the receivable is past due. Provision rates for the allowance for doubtful accounts are based upon the historical loss method by evaluating factors such as the length of time receivables that are past due and historical collection experience. Additionally, provision rates are based upon current and future economic and competitive environment factors that could impact the collectability of the receivable. Trade and other receivables are written off when there is no reasonable expectation of recovery. Indicators that there is no reasonable expectation of recovery include past due status greater than 360 days or bankruptcy of the debtor. The activity in our accounts receivable allowance consists of the following for the years ended December 31, 2020, 2019, and 2018, respectively:

	Year ended December 31,
	2020	2019	2018
Balance at beginning of year	$16,511	$14,076	$8,495
Additional provisions	4,339	4,662	6,469
Write-offs	(22,205)	(2,321)	(870)
Opening balance sheet adjustment- ASU 2016 -13 adoption	10,097	—	—
Exchange differences	3	94	(18)
Balance at the end of year	$8,745	$16,511	$14,076
The potential for credit losses is mitigated because customer creditworthiness is evaluated before credit is extended.
The Company recorded write-offs against the reserve of $22,205, $2,321 and $870 for the years ended December 31, 2020, 2019, and 2018, respectively.
We are monitoring the impacts from the COVID-19 pandemic on our customers and various counterparties. During the year ended December 31, 2020, the Company’s allowance for doubtful accounts and credit losses considered additional risk related to the pandemic. However, this risk to-date was not considered material.

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
We determine if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use assets, Current portion of operating lease liabilities, and Operating lease liabilities on our Consolidated Balance Sheets. The Company assesses its ROU asset and other lease-related assets for impairment consistent with other long-lived assets. As of December 31, 2020, we did not record an impairment related to these assets beyond the impairments recorded due to restructuring activity recorded within Note 25 - Restructuring. Refer to Note 27 - Subsequent Events.

CLARIVATE PLC
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
The following illustrates the lease costs for the years ended December 31, 2020 and 2019:

	December 31,
	2020	2019
Operating lease cost	$24,438	$27,812
Short-term lease cost	701	296
Variable lease cost	1,317	1,213
Total lease cost	$26,456	$29,321

	December 31,
	2020	2019
Other information
Cash Paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$31,841	$24,303
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$8,542	$6,386
Weighted-average remaining lease term - operating leases	6	6
Weighted-average discount rate - operating leases	5.2%	5.8%
The future aggregate minimum lease payments as of December 31, 2020 under all non-cancelable operating leases for the years noted are as follows:

Year ending December 31,
2021	$35,963
2022	30,808
2023	26,960
2024	21,976
2025	15,048
2026 & Thereafter	29,142
Total operating lease commitments	159,897
Less imputed interest	(21,624)
Total	$138,273
In connection with certain leases, the Company guarantees the restoration of the leased property to a specified condition after completion of the lease period. As of December 31, 2020 and December 31, 2019, the liability of $4,396 and $3,455, respectively, associated with these restorations is recorded within Other non-current liabilities.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
There were no material future minimum sublease payments to be received under non-cancelable subleases at December 31, 2020. There was no material sublease income for the years ended December 31, 2020, 2019 and 2018 respectively.
Disclosures related to periods prior to adoption of Topic 842
As discussed above, the Company adopted Topic 842 effective January 1, 2019 using a modified retrospective approach. For comparability purposes, and as required, the following disclosure is provided for periods prior to adoption. The Company’s total future minimum annual rental payments in effect at December 31, 2018 for noncancellable operating leases, which were accounted for under the previous leasing standard, Accounting Standards Codification 840, were as follows:

Year ended December 31,
2019	$22,140
2020	19,531
2021	17,240
2022	15,333
2023	14,944
Thereafter	40,367
Total operating lease commitments	$129,555
Total rental expense under operating leases amounted to $24,439 and $25,527 the years ended December 31, 2020 and 2019, respectively.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
Note 8: Property and Equipment, Net
Property and equipment, net consisted of the following:

	December 31,
	2020	2019
Computer hardware	$38,253	$24,620
Leasehold improvements	21,614	12,496
Furniture, fixtures and equipment	13,201	4,412
Total property and equipment, gross	73,068	41,528
Accumulated depreciation	(36,801)	(23,486)
Total property and equipment, net	$36,267	$18,042
Depreciation amounted to $12,709, $9,181, and $9,422 for the years ended December 31, 2020, 2019, and 2018 respectively.

Note 9: Other Intangible Assets, net and Goodwill
Other Intangible Assets, net
The following tables summarize the gross carrying amounts and accumulated amortization of the Company’s identifiable intangible assets by major class:

	December 31, 2020			December 31, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Finite-lived intangible assets
Customer relationships	$5,598,175	$(261,350)	$5,336,825	$280,493	$(180,571)	$99,922
Databases and content	1,848,041	(464,683)	1,383,358	1,755,323	(342,385)	1,412,938
Computer software	658,976	(209,611)	449,365	285,701	(135,919)	149,782
Trade names	18,606	(2,360)	16,246	1,570	—	1,570
Backlog	29,216	(5,905)	23,311	—	—	—
Finite-lived intangible assets	8,153,014	(943,909)	7,209,105	2,323,087	(658,875)	1,664,212
Indefinite-lived intangible assets
Trade names	161,245	—	161,245	164,428	—	164,428
Total intangible assets	$8,314,259	$(943,909)	$7,370,350	$2,487,515	$(658,875)	$1,828,640
The Company performed the indefinite-lived impairment test as of October 1, 2020 and 2019. Additionally, the Company reviewed goodwill for indicators of impairment at December 31, 2020 and 2019. As part of this analysis, the Company determined that its trade name, with a carrying value of $161,245, and $164,428 as of December 31, 2020 and 2019, respectively, was not impaired and will continue to be reported as indefinite-lived intangible assets.
In September and November 2019, the Company purchased the key business assets of SequenceBase and Darts-ip. As a result of the purchase, customer relations balance increased $3,641, computer software increased $11,525, databases and content increased $22,012 and finite-lived trade names increased $1,541. See Note 4 - Business Combinations for further details.
On January 1, 2020, all assets, liabilities, and equity interest of the Brand Protection, AntiPiracy, and AntiFraud solutions of the MarkMonitor Product Line were sold to OpSec Security for a purchase price of $3,751, which was determined to be the approximation of the fair value. At December 31, 2019, the assets and liabilities related to the divestment met the criteria for classification as Assets held for sale on the Company’s balance sheet, which included $36,924 of intangible assets. In addition, the Company compared the book value of the assets and liabilities to the purchase price and recorded a total

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
impairment charge during the year ended December 31, 2019 of $18,431, which included the write down of the $17,967 intangible assets classified as Assets held for sale. See Note 5 - Assets Held for Sale and Divested Operations for further details.
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
The weighted-average amortization period for each class of finite-lived intangible assets and for total finite-lived intangible assets, which range between 2 and 20 years, is as follows:

Remaining Weighted - Average Amortization Period (in years)
Customer relationships	22.22
Databases and content	13.68
Computer software	9.62
Trade names	5.39
Backlog	4.04
Total	19.73
Amortization amounted to $290,441, $191,361, and $227,803 for the years ended December 31, 2020, 2019, and 2018, respectively.
Estimated amortization for each of the five succeeding years as of December 31, 2020 is as follows:

2021	$503,174
2022	466,526
2023	422,536
2024	400,836
2025	392,076
Thereafter	5,002,280
Subtotal finite-lived intangible assets	7,187,428
Internally developed software projects in process	21,677
Total finite-lived intangible assets	7,209,105
Intangibles with indefinite lives	161,245
Total intangible assets	$7,370,350
Goodwill
The change in the carrying amount of goodwill is shown below:

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

	Science Segment	Intellectual Property Segment	Consolidated Total
Balance as of December 31, 2018	$908,406	$374,513	$1,282,919
Acquisition	—	44,779	44,779
Transferred to Assets held for sale	—	(468)	(468)
Impact of foreign currency fluctuations and other	1,531	(716)	815
Balance as of December 31, 2019	$909,937	$418,108	$1,328,045
Acquisition	497,263	4,202,875	4,700,138
Divestiture	—	(9,129)	(9,129)
Impact of foreign currency fluctuations and other	607	232,975	233,582
Balance as of December 31, 2020	$1,407,807	$4,844,829	$6,252,636
The Company performed the goodwill impairment test as of October 1, 2020 and 2019. Additionally, the Company reviewed goodwill for indicators of impairment at December 31, 2020 and 2019. As of December 31, 2020, 2019 and 2018, the accumulated goodwill impairment was $0.
Goodwill represents the purchase price in excess of the fair value of the net assets acquired in a business combination. If the carrying value of a reporting unit exceeds the implied fair value of that reporting unit, an impairment charge to goodwill is recognized for the excess. The Company’s reporting units are one level below the operating segment, as determined in accordance with ASC 350. For the years ended December 31, 2020 and 2019, the Company had six and five reporting units, respectively.
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
On January 1, 2020, all assets, liabilities, and equity interest of the Brand Protection, AntiPiracy, and AntiFraud solutions of the MarkMonitor Product Line were sold to OpSec Security for a purchase price of $3,751, which was determined to be the approximation of the fair value. At December 31, 2019, the assets and liabilities related to the divestment met the criteria for classification as Assets held for sale on the Company’s balance sheet, which included $468 of goodwill. In addition, the Company compared the book value of the assets and liabilities to the purchase price and recorded a total impairment charge during the year ended December 31, 2019 of $18,431, which included the write down of the $468 goodwill classified as Assets held for sale. See Note 5 - Assets Held for Sale and Divested Operations for further details.
On November 23, 2020, the Company acquired Hanlim IPS. Co., Ltd. (Hanlim), which included $2,861 of goodwill. See Note 4 - Business Combinations for further details. This goodwill balance is allocated to the Intellectual Property segment.

On October 26, 2020, the Company acquired Beijing IncoPat Technology Co. Ltd., which included $40,474 of goodwill. See Note 4 - Business Combinations for further details. This goodwill balance is allocated to the Intellectual Property segment.

On October 1, 2020, the Company acquired CPA Global, which included $4,123,165 of goodwill. See Note 4 - Business Combinations for further details.
On February 28, 2020, the Company acquired DRG, which included $497,263 of goodwill. See Note 4 - Business Combinations for further details.
On November 27, 2019, the Company acquired Darts-ip, which included $44,779 of goodwill. See Note 4 - Business Combinations for further details.

CLARIVATE PLC
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
Changes in the fair value are recorded in Accumulated other comprehensive income(loss) ("AOCI") and the amounts reclassified out of AOCI are recorded to Interest expense, net. The fair value of the interest rate swaps is recorded in Other current assets or Accrued expenses and other current liabilities and Other non-current assets or liabilities, according to the duration of related cash flows. The total fair value of the interest rate swaps was a liability of $5,159 as of December 31, 2020 and a liability of $2,778 as of December 31, 2019.
In March 2020, the Company amended all of its interest rate derivatives to reduce the 1% LIBOR floor to a 0% LIBOR floor. For the current derivatives, all other terms and conditions remain unchanged. The Company collected $1,737 in the year ended December 31, 2020, for the amendments of these derivatives. For the two forward starting swaps, an adjustment was made to reduce the weighted average fixed rate from 2.183% at December 31, 2019 to 1.695% at the amendment date.
The Company had a period of ineffectiveness related to the cash flow hedges in the three months ended March 31, 2020. The ineffectiveness was due to a drop in LIBOR rates below the LIBOR floor defined per the credit facilities, which were amended on March 31, 2020, resulting in a highly effective hedge. As a result of the ineffectiveness, the Company recognized a loss of $978 for the year ended December 31, 2020, which was recorded to Interest expense, net on the Consolidated Statements of Operations. As of December 31, 2020, there was no hedge ineffectiveness associated with the Company’s interest rate swaps.
The following table summarizes the changes in AOCI (net of tax) related to cash flow hedges for the year ended December 31, 2020, 2019, and 2018:

AOCI Balance at December 31, 2017	$1,107
Derivative gains recognized in Other comprehensive loss	2,313
Amount reclassified out of Other comprehensive loss to Net loss	224
AOCI Balance at December 31, 2018	$3,644
Derivative losses recognized in Other comprehensive loss	(7,107)
Amount reclassified out of Other comprehensive loss to Net loss	685
AOCI Balance at December 31, 2019	$(2,778)
Derivative losses recognized in Other comprehensive loss	(4,432)
Amount reclassified out of Other comprehensive loss to Net loss	3,454
AOCI Balance at December 31, 2020	$(3,756)

Foreign Currency Forward Contracts

The IPM Product Line and related assets, which were divested on October 1, 2018, had forward contracts with notional values of $0 as of December 31, 2020 and December 31, 2019. Gains on the forward contracts amounted to $0, $0 and $240

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
for the years ended December 31, 2020, 2019 and 2018, respectively. These amounts were recorded in Revenues, net in the Consolidated Statements of Operations.

In September 2020, the Company entered into two foreign exchange forward contracts to reduce its exposure to variability in cash flows relating to funding of the repayment of CPA Global's parent company outstanding debt on October 1, 2020. This contract was settled as of October 1, 2020. The Company recognized a gain from the mark to market adjustment of $2,903, in Other operating income, net on the Consolidated Statements of Operations for the year ended December 31, 2020. The nominal amount of outstanding foreign currency contracts was $0 and $0 as of December 31, 2020 and December 31, 2019.

The Company periodically enters into foreign currency contracts. The purpose of these derivative instruments is to help manage the Company’s exposure to foreign exchange rate risks within the acquired CPA Global business. These contracts generally do not exceed 180 days in duration. The Company recognized a gain from the mark to market adjustment of $17,902, in Other operating income, net on the Consolidated Statements of Operations for the year ended December 31, 2020. The nominal amount of outstanding foreign currency contracts was $354,751 and $0 as of December 31, 2020 and December 31, 2019, respectively.

The Company accounts for these forward contracts at fair value and recognizes the associated realized and unrealized gains and losses in Other operating income, net in the Consolidated Statements of Operations, as the contracts are not designated as accounting hedges under the applicable sections of ASC Topic 815. The total fair value of the forward contracts represented an asset balance of $8,574 and $0 and a liability balance of $106 and $0 as of December 31, 2020 and December 31, 2019, respectively, which was classified within Other current assets and Accrued expenses and other current liabilities ,respectively, on the Consolidated Balance Sheets. The Company recognized gains from the mark to market adjustment of $20,805, $0, and $0 in Other operating income, net on the Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018, respectively.

See Note 11 - Fair Value Measurements for additional information on derivative instruments.

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
Below is a summary of the valuation techniques used in determining fair value:
Derivatives - Derivatives consist of foreign exchange contracts and interest rate swaps. The fair value of foreign exchange contracts is based on observable market inputs of spot and forward rates or using other observable rates. The fair value of the interest rate swaps is the estimated amount that the Company would receive or pay to terminate such agreements, taking into account market interest rates and the remaining time to maturities or using market inputs with mid-market pricing as a practical expedient for bid-ask spread. See Note 10 - Derivative Instruments for additional information.
Contingent consideration - The Company values contingent cash consideration related to business combinations using a weighted probability calculation of potential payment scenarios discounted at rates reflective of the risks associated with the expected future cash flows. Key assumptions used to estimate the fair value of contingent consideration include revenue, net

CLARIVATE PLC
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
The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and other accruals readily convertible into cash approximate fair value because of the short-term nature of the instruments. The carrying value of the Company's variable interest rate debt, excluding unamortized debt issuance costs and original issue discount, approximates fair value due to the short-term nature of the interest rate benchmark rates. The fair value of the fixed rate debt is estimated based on market observable data for debt with similar prepayment features. The fair value of the Company's debt was $3,574,282 and $1,692,750 at December 31, 2020 and 2019, respectively. The fair value is considered Level 2 under the fair value hierarchy.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The Company has determined that its forward contracts, included in other current assets, along with its interest rate swaps, included in Accrued expenses and other current liabilities and Other non-current liabilities according to the duration of related cash flows, reside within Level 2 of the fair value hierarchy.
In accordance with ASC 805, we estimated the fair value of the earn-outs using a Monte Carlo simulation. The amount of the earn-outs approximate fair value due to the short term nature of their remaining payments as of December 31, 2020 and December 31, 2019. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. As of December 31, 2020, the Company paid the remaining earn-out liabilities related to Publons and TrademarkVision. These acquisitions occurred in 2017 and 2018, respectively. The amount payable was contingent upon the achievement of certain company specific milestones and performance metrics including number of cumulative users, cumulative reviews and annual revenue over a 1-year and 3-year period. Changes in the earn-out are recorded to Selling, general and administrative costs in the Consolidated Statements of Operations.
As of December 31, 2020, the Company maintains a contingent stock liability based on observable market data relating to the DRG acquisition that occurred on February 28, 2020. Changes in the contingent stock liability are recorded to Selling, general and administrative costs in the Consolidated Statements of Operations. The contingent stock liability is recorded in Accrued expenses and other current liabilities and is classified as Level 2 in the fair value hierarchy. The amount is payable on the one year anniversary of the acquisition date and is contingent upon any indemnity losses or claims for indemnity losses as defined in the purchase agreement. This fair value measurement is based on observable market data and other indirect observable market inputs and thus represents a Level 2 measurement as defined in ASC 820.
As of December 31, 2020, the Company maintains a contingent stock liability based on observable market data relating to the CPA Global acquisition that occurred on October 1, 2020. Changes in the contingent stock liability are recorded to Selling, general and administrative costs in the Consolidated Statements of Operations. The contingent stock liability is recorded in Accrued expenses and other current liabilities and is classified as Level 2 in the fair value hierarchy. The amount is payable 110 days after the acquisition date and is contingent upon any indemnity losses or claims for indemnity losses as defined in the purchase agreement. This fair value measurement is based on observable market data and other indirect observable market inputs and thus represents a Level 2 measurement as defined in ASC 820.
As of December 31, 2020, the Company maintains an employee phantom share plan receivable asset and liability, including an accrued liability for the employer's portion of payroll withholding taxes, which was recorded in connection with the acquisition opening balance sheet. The legacy CPA Global phantom share plan contained a change in control provision for an exit event which included the sale of CPA Global. Upon the exit event, the phantom shares converted into CLVT shares and the funds were placed into an employee benefit trust to be passed to the Company for payment to the respective employees via Clarivate payroll. The Company is required to withhold employee payroll taxes and will be required to fund and pay employer payroll taxes. The associated asset and liability balances are based on observable market data relating to the CPA Global acquisition that occurred on October 1, 2020. Changes in the receivable asset and liability are recorded to Selling, general and administrative costs in the Consolidated Statements of Operations. The current and non-current portions of the liability are recorded in Accrued expenses and other current liabilities and Other non-current liabilities, respectively. The current and non-current portions of the receivable asset is recorded in Other current assets and Other non-current assets, respectively. The balances are classified as Level 2 in the fair value hierarchy. This fair value measurement is based on observable market data and other indirect observable market inputs and thus represents a Level 2 measurement as defined in ASC 820.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
The Company enters into foreign currency contracts that are not designated as hedges as defined under ASC 815. The purpose of these derivatives instruments is to help manage the Company's exposure to foreign exchange rate risks. These contracts are initially recognized at fair value at the date of the contracts are entered into and are subsequently remeasured to their fair value at the end of each reporting period. These contracts generally do not exceed 180 days in duration, and these instruments are carried as assets when the fair value is positive (Other current assets on the Consolidated Balance Sheets), and as liabilities when the fair value is negative (Other current liabilities on the Consolidated Balance Sheets) The resulting gain or loss is recognized in profit or loss (other operating income (expense), net) immediately.
The Company assesses the fair value of these instruments, considering current and anticipated movements in future interest rates and the relevant currency spot and future rates available in the market. The Company receives third party valuation reports to corroborate our determination of fair value. Accordingly, these instruments are classified as Level 2 inputs.
There were no transfers of assets or liabilities between levels during the years ended December 31, 2020 and 2019.
The following table presents the changes in the earn-out, the only Level 3 item, for the years ended December 31, 2020 and 2019:

Balance at December 31, 2018	$7,075
Payment of earn-out liability(1)	(2,371)
Revaluations included in earnings	6,396
Balance at December 31, 2019	$11,100
Payment of earn-out liability (1)	(11,701)
Revaluations included in earnings	601
Balance at December 31, 2020	$—

(1) See Note 23 - Commitments and Contingencies for further details.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
The following table provides a summary of the Company’s assets and liabilities that were recognized at fair value on a recurring basis as at December 31, 2020 and 2019:

	December 31, 2020
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Forward contracts asset	$—	$8,574	$—	$8,574
Employee phantom share receivable asset	—	188,770	—	188,770
	—	197,344	—	197,344
Liabilities
Employee phantom share liability - current	—	193,162	—	193,162
Employee phantom share liability - non-current	—	18,670	—	18,670
Forward contracts liability	—	106	—	106
Interest rate swap liability	—	5,159	—	5,159
Earn-out liability	—	—	—	—
Contingent stock liability	—	130,594	—	130,594
Total	$—	$347,691	$—	$347,691

	December 31, 2019
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Interest rate swap liability	$—	$2,778	$—	$2,778
Earn-out liability	—	—	11,100	11,100
Total	$—	$2,778	$11,100	$13,878
Non-Financial Assets Valued on a Non-Recurring Basis
The Company’s long-lived assets, including goodwill, indefinite-lived intangible and finite-lived intangible assets subject to amortization, are measured at fair value on a non-recurring basis. These assets are measured at cost but are written-down to fair value, if necessary, as a result of impairment.
Finite-lived Intangible Assets — If a triggering event occurs, the Company determines the estimated fair value of finite-lived intangible assets by determining the present value of the expected cash flows.
Indefinite-lived Intangible Asset — If a qualitative analysis indicates that it is more likely than not that the estimated fair value is less than the carrying value of an indefinite-lived intangible asset, the Company determines the estimated fair value of the indefinite-lived intangible asset (trade name) by determining the present value of the estimated royalty payments on an after-tax basis that it would be required to pay the owner for the right to use such trade name. If the carrying amount exceeds the estimated fair value, an impairment loss is recognized in an amount equal to the excess.
Goodwill — Goodwill represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets resulting from business combinations. The Company evaluates its goodwill for impairment at the reporting unit level, defined as an operating segment or one level below an operating segment, annually as of October 1 or more frequently if impairment indicators arise in accordance with ASC Topic 350. The Company performs qualitative analysis of macroeconomic conditions, industry and market considerations, internal cost factors, financial performance, fair value history and other company specific events. If this qualitative analysis indicates that it is more likely than not that the estimated fair value is less than the book value for the respective reporting unit, the Company applies a two-step impairment test in which the Company determines whether the estimated fair value of the reporting unit is in excess of its carrying value. If the carrying value of the net assets assigned to the reporting unit exceeds the estimated fair value of the reporting

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
unit, the Company performs the second step of the impairment test to determine the implied estimated fair value of the reporting unit’s goodwill. The Company determines the implied estimated fair value of goodwill by determining the present value of the estimated future cash flows for each reporting unit and comparing the reporting unit’s risk profile and growth prospects to selected, reasonably similar publicly traded companies.
Effective January 1, 2020, all assets, liabilities, and equity interest of the Brand Protection, AntiPiracy, and AntiFraud solutions of the MarkMonitor Product Line were sold to OpSec Security for a purchase price of $3,751, which approximates fair value of the assets as of December 31, 2019. To measure the amount of impairment related to the divestiture, the Company compared the fair values of assets and liabilities at the evaluation date to the carrying amounts as of December 31, 2019. The loss on impairment was $18,431 as of December 31, 2019. The sale of the Brand Protection, AntiPiracy, and AntiFraud solutions of the MarkMonitor Product Line assets and liabilities are categorized as Level 2 within the fair value hierarchy. The key assumption included the negotiated sales price of the assets and the assumptions of the liabilities. See Note 5 - Assets Held for Sale and Divested Operations for additional information.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
Note 12: Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities, consisted of the following as of December 31, 2020 and December 31, 2019:

	December 31,
	2020	2019
Employee phantom share plan liability (1)	$193,162	$—
Contingent stock liability(2)	130,594	—
Employee related accruals(3)	98,481	55,155
Accrued professional fees(4)	67,628	46,161
Tax related accruals (5)	45,119	6,994
Other accrued expenses and other current liabilities(6)	181,372	50,907
Total accrued expenses and other current liabilities	$716,356	$159,217

(1) See Note 11 - Fair Value Measurements for further information with respect to the employee phantom share plan liabilities.

(2) Contingent stock consideration associated with the CPA Global and DRG acquisitions. See Note 4 - Business Combinations and Note 23 - Commitments and Contingencies for further information.

(3) Employee related accruals include accrued payroll, bonus and employee commissions.

(4) Professional fee related accruals include accrued legal fees, audit fees and contractor fees.

(5) Tax related accruals include value-added tax payable and other current taxes payable.

(6) Includes current liabilities due to customers, royalty accruals, interest payable, and a collection of miscellaneous other current liabilities.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
Note 13: Pension and Other Post‑Retirement Benefits
Retirement Benefits
Defined contribution plans
Employees participate in various defined contribution savings plans that provide for Company-matching contributions. Costs for future employee benefits are accrued over the periods in which employees earn the benefits. Total expense related to defined contribution plans was $13,262, $12,143 and $13,170 for the years ended December 31, 2020, 2019 and 2018, respectively, which approximates the cash outlays related to the plans.
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
The following table presents the changes in projected benefit obligations, the plan assets, and the funded status of the defined benefit pension plans:

	December 31,
	2020	2019
Obligation and funded status:
Change in benefit obligation
Projected benefit obligation at beginning of year	$16,563	$14,486
Service costs	1,136	870
Interest cost	292	311
Plan participant contributions	124	114
Actuarial losses	695	1,492
Acquisition/Business Combination/Divestiture	2,393	—
Benefit payments	(357)	(312)
Expenses paid from assets	(40)	(36)
Settlements	—	(89)
Curtailment	(510)	—
Effect of foreign currency translation	1,319	(273)
Projected benefit obligation at end of year	$21,615	$16,563
Change in plan assets
Fair value of plan assets at beginning of year	$5,487	$5,184
Actual return on plan assets	213	198
Settlements	—	(89)
Plan participant contributions	124	113
Acquisition/Business Combination/Divestiture	99	—
Employer contributions	583	533
Benefit payments	(357)	(312)
Expenses paid from assets	(40)	(36)
Effect of foreign currency translation	556	(104)
Fair value of plan assets at end of year	6,665	5,487
Unfunded status	$(14,950)	$(11,076)

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
The following table summarizes the amounts recognized in the Consolidated Balance Sheets related to the defined benefit pension plans:

	December 31,
	2020	2019
Current liabilities	$(902)	$(635)
Non-current liabilities	$(14,048)	$(10,441)
AOCI	$1,195	$470
The following table provides information for those pension plans with an accumulated benefit obligation in excess of plan assets and projected benefit obligations in excess of plan assets:

	December 31,
	2020	2019
Plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	$18,991	$15,465
Fair value of plan assets	$6,665	$5,487
Plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	$21,615	$16,563
Fair value of plan assets	$6,665	$5,487
The components of net periodic benefit cost changes in plan assets and benefit obligations recognized as follows:

	December 31,
	2020	2019	2018
Service cost	$1,136	$870	$888
Interest cost	292	311	283
Expected return on plan assets	(178)	(157)	(150)
Amortization of actuarial gains	(46)	(76)	(78)
Settlement/(Curtailment)	(499)	7	—
Net periodic benefit cost	$705	$955	$943
The following table presents the weighted-average assumptions used to determine the net periodic benefit cost as of:

	December 31,
	2020	2019
Discount rate	1.60%	2.26%
Expected return on plan assets	3.00%	3.00%
Rate of compensation increase	3.78%	3.68%
Social Security increase rate	2.50%	2.50%
Pension increase rate	1.80%	1.80%

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
The following table presents the weighted-average assumptions used to determine the benefit obligations as of:

	December 31,
	2020	2019
Discount rate	1.66%	1.60%
Rate of compensation increase	5.18%	3.77%
Social Security increase rate	2.50%	2.50%
Pension increase rate	1.80%	1.80%
The Company determines the assumptions used to measure plan liabilities as of the December 31 measurement date.
The discount rate represents the interest rate used to determine the present value of the future cash flows currently expected to be required to settle the Company’s defined benefit pension plan obligations. The discount rates are derived using weighted average yield curves on corporate bonds. The cash flows from the Company’s expected benefit obligation payments are then matched to the yield curve to derive the discount rates. At December 31, 2020, the discount rates ranged from 0.35% to 5.20% for the Company’s pension plan and postretirement benefit plan. At December 31, 2019, the discount rates ranged from 0.45% to 6.45% for the Company’s pension plan and postretirement benefit plan.
Plan Assets
The general investment objective for our plan assets is to obtain a rate of investment return consistent with the level of risk being taken and to earn performance rates of return as required by local regulations for our defined benefit plans. For such plans, the strategy is to invest primarily 100% in insurance contracts. Plan assets held in insurance contracts do not have target asset allocation ranges. The expected long-term return on plan assets is estimated based off of historical and expected returns. As of December 31, 2020, the expected weighted-average long-term rate of return on plan assets was 3%.
The fair value of our plan assets and the respective level in the far value hierarchy by asset category is as follows:

	December 31, 2020				December 31, 2019
Fair value measurement of pension plan assets:	Level 1	Level 2	Level 3	Total Assets	Level 1	Level 2	Level 3	Total Assets
Insurance contract	$—	—	6,665	$6,665	$—	—	5,487	$5,487
The fair value of the insurance contracts is an estimate of the amount that would be received in an orderly sale to a market participant at the measurement date. The amount the plan would receive from the contract holder if the contracts were terminated is the primary input and is unobservable. The insurance contracts are therefore classified as Level 3 investments.
The following table provides the estimated pension benefit payments that are payable from the plans to participants as of December 31, 2020 for the following years:

2021	$1,005
2022	1,284
2023	1,240
2024	1,397
2025	1,510
2026 to 2030	6,985
Total	$13,421
Based on the current status of our defined benefit obligations, we expect to make payments in the amount of $357 to fund these plans in 2021. However, this estimate may change based on future regulatory changes.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
Note 14: Debt
The following is a summary of the Company’s debt:

		December 31, 2020		December 31, 2019
Type	Maturity	Effective Interest Rate	Carrying Value	Effective Interest Rate	Carrying Value
Senior Secured Notes (2026)	2026	4.500%	$700,000	4.500%	$700,000
Term Loan Facility (2026)	2026	3.626%	2,847,400	5.049%	900,000
The Revolving Credit Facility	2024	—%	—	5.049%	65,000
Total debt outstanding			3,547,400		1,665,000
Debt issuance costs			(51,309)		(25,205)
Term Loan Facility, discount			(9,591)		(2,184)
Short-term debt, including current portion of long-term debt			(28,600)		(9,000)
Long-term debt, net of current portion and debt issuance costs			$3,457,900		$1,628,611
The loans were priced at market terms and collectively have a weighted average interest rate and term of 3.799% and 4.818% for the year ended December 31, 2020 and 2019, respectively.
Financing Transactions
Senior Secured Notes due 2026
On October 31, 2019, we closed a private placement offering of  $700,000 in aggregate principal amount of Senior Secured Notes ("Notes") due 2026 bearing interest at 4.50% per annum, payable semi-annually to holders of record in May and November. The first interest payment was paid in May 2020. The Notes due 2026 were issued by Camelot Finance S.A., an indirect wholly-owned subsidiary of Clarivate, and are secured on a first-lien pari passu basis with borrowings under the Credit Facilities. These Notes are guaranteed on a joint and several basis by certain Clarivate subsidiaries. The Notes will be general senior secured obligations of the Issuer and will be secured on a first-priority basis by the collateral now owned or hereafter acquired by the Issuer and each of the Guarantors that secures the Issuer’s and such Guarantor’s obligations under the New Senior Credit Facility (subject to permitted liens and other exceptions).
We used the net proceeds from the offering of the Notes due 2026, together with proceeds from the $900,000 Term Loan Facility and a $250,000 Revolving Credit Facility with a $40,000 letter of credit sub-limit, collectively the "Credit Facilities" discussed below to, among other things, redeem the 7.875% senior notes due 2024 issued by Camelot Finance S.A. ("Prior Notes") in full, refinance all amounts outstanding under the $175,000 revolving credit facility which was governed by the credit agreement dated as of October 3, 2016 ("Prior Revolving Credit Facility") and the $1,550,000 term loan facility ("Prior Term Loan Facility"), collectively the "Prior Credit Facilities", fund in full the TRA Termination Payment pursuant to the TRA Buyout Agreement and pay fees and expenses related to the foregoing. We redeemed the Prior Notes at a fixed price of 103.938%, plus accrued and unpaid interest to the date of the purchase. The total loss on the extinguishment of debt, including the transactions noted below, was $3,179.
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
On October 1, 2020, in connection with the CPA Global acquisition, the Company incurred an incremental $1,600,000 of borrowings under our term loan facility and used the net proceeds from such borrowings to fund the repayment of CPA

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
Global's parent company outstanding debt of $2,055,822 of outstanding debt. Previously, the Company had secured the backstop of a $1,500,000 fully committed bridge facility. However, the Company obtained all required financing with proceeds from the additional term loan borrowings and the bridge facility remained undrawn through its expiration on closing of the acquisition.

The Notes are subject to redemption as a result of certain changes in tax laws or treaties of (or their interpretation by) a relevant taxing jurisdiction at 100% of the principal amount, plus accrued and unpaid interest to the date of redemption, and upon certain changes in control at 101% of the principal amount, plus accrued and unpaid interest to the date of purchase. Additionally, at the Company’s election the Notes may be redeemed (i) prior to November 1, 2022 at a redemption price equal to 100% of the aggregate principal amount of Notes being redeemed plus a “make-whole” premium, plus accrued and unpaid interest to the date of redemption or (ii) prior to November 1, 2022, the Company may use funds in an aggregate amount not exceeding the net cash proceeds of one or more specified equity offerings to redeem up to 40% of the aggregate principal amount of the Notes at a redemption price equal to 104.500% of the aggregate principal amount of the Notes being redeemed, plus accrued and unpaid interest and additional amounts to the date of redemption provided that at least 50% of the original aggregate principal amount of the Notes issued on the Closing Date remains outstanding after the redemption (or all Notes are redeemed substantially concurrently) and the redemption occurs within 120 days of the date of the closing of such equity offering or (iii) on November 1, 2022 of each of the years referenced below based on the call premiums listed below, plus accrued and unpaid interest to the date of redemption.

Period	Redemption Price (as a percentage of principal)
2022	102.250%
2023	101.125%
2024 and thereafter	100.000%
The Indenture governing the senior secured notes due 2026 contains covenants which, among other things, limit the incurrence of additional indebtedness (including acquired indebtedness), issuance of certain preferred stock, the payment of dividends, making restricted payments and investments, the purchase or acquisition or retirement for value of any equity interests, the provision of loans or advances to restricted subsidiaries, the sale or lease or transfer of any properties to any restricted subsidiaries, the transfer or sale of assets, and the creation of certain liens. As of December 31, 2020, we were in compliance with the indenture covenants.
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
On October 1, 2020, the Company borrowed $60,000 on the existing Revolving Credit Facility and used the net proceeds from such borrowings to fund the debt extinguishment costs in connection with funding of the repayment of CPA Global's parent company outstanding debt.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
During the year ended December 31, 2020, the Company paid down $125,000 on the revolving credit facility. The revolving credit facility has remained undrawn in the period subsequent to the pay down. The revolving credit facility is subject to a commitment fee of 0.375% per annum.
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
With respect to the Credit Facilities, the Company may be subject to certain negative covenants, including either a fixed charge coverage ratio, total first lien net leverage ratio, or total net leverage ratio if certain conditions are met. These conditions were not met and the Company was not required to perform these covenants as of December 31, 2020 .
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
As of December 31, 2020, letters of credit totaling $5,262 were collateralized by the Revolving Credit Facility. Notwithstanding the Revolving Credit Facility, as of December 31, 2020 the Company had an unsecured corporate guarantee outstanding for $11,466 and cash collateralized letters of credit totaling $38, all of which were not collateralized by the Revolving Credit Facility. The Company borrowed $0 and $65,000 against the Revolving Credit Facility as of December 31, 2020 and 2019, respectively, to support current operations.
Amounts due under all of the outstanding borrowings as of December 31, 2020 for the next five years are as follows:

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

2021	$28,600
2022	28,600
2023	28,600
2024	28,600
2025	28,600
Thereafter	3,404,400
Total maturities	3,547,400
Less: capitalized debt issuance costs and original issue discount	(60,900)
Total debt outstanding as of December 31, 2020	$3,486,500

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
Note 15: Revenue
Disaggregated Revenues
The tables below show the Company’s disaggregated revenue for the periods presented:

	Year ended December 31,
	2020	2019	2018
Subscription revenues	$867,731	$805,518	$794,097
Transactional revenues	294,889	169,265	177,523
Re-occurring revenues	114,528	—	—
Total revenues, gross	1,277,148	974,783	971,620
Deferred revenues adjustment(1)	(23,101)	(438)	(3,152)
Total revenues, net	$1,254,047	$974,345	$968,468
(1) Reflects the deferred revenue adjustment as a result of purchase accounting.
Cost to Obtain a Contract
The Company has prepaid sales commissions included in both Prepaid expenses and Other non-current assets on the balance sheets. The amount of prepaid sales commissions included in Prepaid expenses was $13,970 and $12,387 as of December 31, 2020 and 2019, respectively. The amount of prepaid sales commissions included in Other non-current assets was $14,102 and $11,620 as of December 31, 2020 and 2019, respectively. The Company has not recorded any impairments against these prepaid sales commissions.
Contract Balances

	Accounts receivable, net	Current portion of deferred revenues	Non-current portion of deferred revenues
Opening (1/1/2020)	$333,858	$407,325	$19,723
Closing (12/31/2020)	751,446	707,318	41,399
(Increase)/decrease	$(417,588)	$(299,993)	$(21,676)

Opening (1/1/2019)	$331,295	$391,102	$17,112
Closing (12/31/2019)	333,858	407,325	19,723
(Increase)/decrease	$(2,563)	$(16,223)	$(2,611)

Opening (1/1/2018)	$317,808	$361,260	$15,796
Closing (12/31/2018)	331,295	391,102	17,112
(Increase)/decrease	$(13,487)	$(29,842)	$(1,316)
The amounts of revenues recognized in the period that were included in the opening deferred revenues balances $400,656, $391,102 and $361,260 for years ended 2020, 2019, and 2018, respectively. This revenue consists primarily of subscription revenue.
Transaction Price Allocated to the Remaining Performance Obligation
As of December 31, 2020, approximately $70,576 of revenues is expected to be recognized in the future from remaining performance obligations, excluding contracts with a remaining duration of one year or less. The Company expects to recognize revenue on approximately 48.8% of these performance obligations over the next 12 months. Of the remaining

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
51.2%, 24.5% is expected to be recognized within the following year, with the final 26.7% expected to be recognized within years 3 to 10.

Note 16: Shareholders’ Equity
Pre-2019 Transaction
In March 2017, the Company formed the Management Incentive Plan under which certain employees of the Company may be eligible to purchase shares of the Company. In exchange for each share purchase subscription, the purchaser is entitled to a fully vested right to an ordinary share. Additionally, along with a subscription, employees receive a corresponding number of options to acquire additional ordinary shares subject to five years vesting. See Note 17 - Employment and Compensation Arrangements for additional detail related to the options. There were no share subscriptions received prior to or following the close of the 2019 Transaction as of December 31, 2020.
Post-2019 Transaction
Immediately prior to the closing of the 2019 Transaction, there were 87,749,999 shares of Churchill common stock issued and outstanding, consisting of (i) 68,999,999 public shares (Class A) and (ii) 18,750,000 founder shares (Class B). On May 13, 2019, in connection with the 2019 Transaction, all of the Class B common stock converted into Class A common stock of the post-combination company on a one-for-one basis, and effected the reclassification and conversion of all of the Class A common stock and Class B common stock into a single class of common stock of Clarivate Plc. One stockholder elected to have one share redeemed in connection with the 2019 Transaction.
In June 2019, the Company formed the 2019 Incentive Award Plan under which employees of the Company may be eligible to purchase shares of the Company. See Note 17 - Employment and Compensation Arrangements for additional detail related to the 2019 Incentive Award Plan. In exchange for each share subscription purchased, the purchaser is entitled to a fully vested right to an ordinary share. At December 31, 2020 there were unlimited shares of common stock authorized, and 606,329,598 shares issued and outstanding, with a par value of $0.00. The Company did not hold any shares as treasury shares as of December 31, 2020 or December 31, 2019. The Company’s common stockholders are entitled to one vote per share.
Warrants
Upon consummation of the 2019 Transaction, the Company had warrants outstanding to purchase an aggregate of 52,800,000 ordinary shares. Each outstanding whole warrant of Churchill represents the right to purchase one ordinary share of the Company in lieu of one share of Churchill common stock upon closing of the 2019 Transaction at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing upon the later of (i) 30 days after the completion of the 2019 Transaction and (ii) September 11, 2019. The holder does not have the right to exercise the Warrants to the extent that they would beneficially own in excess of 4.9% or 9.8% (as specified by the holder) of the shares of common stock outstanding immediately after giving effect to such exercise. As of December 31, 2019, 100,114 warrants had been exercised.
During the period January 1, 2020 through February 21, 2020, 24,132,666 of the Company’s outstanding public warrants were exercised for one ordinary share per whole public warrant at a price of $11.50 per share. On February 20, 2020, we announced the redemption of all of our outstanding public warrants to purchase our ordinary shares that were issued as part of the units sold in the Churchill Capital Corp initial public offering that remained outstanding at 5:00 p.m. New York City time on March 23, 2020, for a redemption price of $0.01 per public warrant. In addition, our board of directors elected that, upon delivery of the notice of the redemption on February 20, 2020, all public warrants were to be exercised only on a “cashless basis.” Accordingly, by virtue of the cashless exercise of public warrants, exercising public warrant holders received 0.4626 of an ordinary share for each public warrant, and 4,747,432 ordinary shares were issued for public warrants exercised on a cashless basis and 4,649 public warrants were redeemed for $0.01 per public warrant. As of December 31, 2020, no public warrants were outstanding.
Merger Shares
Upon consummation of the 2019 Transaction, there were 7,000,000 ordinary shares of Clarivate that are issuable to persons designated by Messrs. Stead and Klein, including themselves, if the last sale price of Clarivate’s ordinary shares is at least

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
$20.00 for 40 days over a 60 consecutive trading day period on or before the sixth anniversary of the closing of the 2019 Transaction. On January 31, 2020, our Board agreed to waive all performance vesting conditions associated with the Merger Shares (as defined below). The Merger Shares were issued as ordinary shares to persons designated by Jerre Stead and Michael Klein on June 1, 2020 as part of the June 2020 underwritten public offering. See Note 17 - Employment and Compensation Arrangements for additional detail related to the Merger Shares.
DRG Acquisition Shares
In connection with the DRG acquisition, up to 2,895,638 ordinary shares of the Company are issuable to PEL following the one-year anniversary of the closing, which will take place on February 28, 2021. See Note 4 - Business Combinations for additional details.
CPA Global Acquisition Shares
In connection with the CPA Global acquisition, on October 1, 2020, the Company issued as part of the purchase consideration, 216,683,778 ordinary shares of the Company. See Note 4 - Business Combinations for additional details and see also Note 27 - Subsequent Events.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
Note 17: Employment and Compensation Arrangements
Employee Incentive Plans
Prior to the 2019 Transaction, the Company operated under its 2016 Equity Incentive Plan, which provided for certain employees of the Company to be eligible to participate in equity ownership in the Company. On May 8, 2019, in anticipation of the 2019 Transaction, the Board adopted the 2019 Incentive Award Plan, which was an amendment, restatement and continuation of the 2016 Equity Incentive Plan. Upon closing of the 2019 Transaction, awards under the 2016 Equity Incentive Plan were converted using the exchange ratio established during the 2019 Transaction and assumed into the 2019 Incentive Award Plan (See Note 4 - Business Combinations). The 2019 Incentive Award Plan permits the granting of awards in the form of incentive stock options, non-qualified stock options, share appreciation rights, restricted shares, restricted share units and other stock-based or cash based awards. Equity awards may be issued in the form of restricted shares or restricted share units with dividend rights or dividend equivalent rights subject to vesting terms and conditions specified in individual award agreements. The Company’s Management Incentive Plan provides for employees of the Company to be eligible to purchase shares of the Company. See Note 16 - Shareholders’ Equity for additional information.
A maximum aggregate amount of 60,000,000 ordinary shares are reserved for issuance under the 2019 Incentive Award Plan. Equity awards under the 2019 Incentive Award Plan may be issued in the form of options to purchase shares of the Company which are exercisable upon the occurrence of conditions specified within individual award agreements. As of December 31, 2020 and 2019, 42,785,926 and 37,302,599, respectively, awards have not been granted. The 2020 figure includes PSU awards at grant. Refer to the PSU section below for specifications of payout of these awards deemed probable.
Total share-based compensation expense included in the Consolidated Statements of Operations amounted to $41,650, $51,383, and $13,715 for the years ended December 31, 2020, 2019, and 2018, respectively. The total associated tax benefits recognized amounted to $30,620, $751, and $2,740 for the years ended December 31, 2020, 2019, and 2018, respectively.
The Company’s Management Incentive Plan provides for certain employees of the Company to be eligible to purchase shares of the Company. See Note 16 - Shareholders’ Equity for additional information. Along with each subscription, employees may receive a corresponding number of options to acquire additional ordinary shares subject to five years vesting.
As of December 31, 2020 and 2019, there was $0 and $6,873, respectively, of total unrecognized compensation cost related to outstanding stock options.
Stock Options
The Company’s stock option activity is summarized below:

	Number of Options	Weighted Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at December 31, 2019	20,880,225	$12.18	7.3	$105,119
Granted	—	—	0	—
Expired	(3,964)	29.33	0	—
Forfeited	(972,781)	12.07	0	—
Exercised	(12,042,862)	11.67	0	—
Outstanding as of December 31, 2020	7,860,618	$12.95	6.2	$131,956
Vested and exercisable at December 31, 2020	7,860,618	$12.95	6.2	$131,956
The aggregate intrinsic value in the table above represents the difference between the Company’s most recent valuation and the exercise price of each in-the-money option on the last day of the period presented. 12,042,862 and 2,416,534 stock options were exercised as of December 31, 2020 and 2019, respectively. The total intrinsic value of stock options exercised was approximately $150,381 and $25,123 during the years ended December 31, 2020 and 2019, respectively.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
The Company accounts for awards issued under the 2019 Incentive Award Plan as additional contributions to equity. Share-based compensation includes expense associated with stock option grants which is estimated based on the grant date fair value of the award issued. Share-based compensation expense related to stock options is recognized over the vesting period of the award which is generally five years, on a graded-scale basis. The weighted-average fair value of options granted per share was $0 and $2.94 as of December 31, 2020 and 2019, respectively.
In connection with the sale and divestiture of non-core assets and liabilities within the IP segment on November 6, 2020, the Company accelerated 43,605 unvested stock options, which resulted in recognition of $791 of compensation expense during the year ended December 31, 2020.
On November 30, 2020, the Company accelerated the vesting of approximately 3,530,000 remaining unvested stock options of the original 28,400,000 issued pursuant to the private company equity plan adopted in 2016 at the time of the formation of Clarivate as a standalone business after its divestiture from Thomson Reuters, including the previously disclosed unvested options held by key officers of the Company. The Company views this as an appropriate step to take at this time to streamline the Company’s equity compensation program by easing the administration of the plan and by allowing the Company to better manage the logistics and vesting of these options. The accelerated vesting resulted in the recognition of approximately $2,007 of compensation expense during the year ended December 31, 2020.
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
The contractual term of the option ranges from the one to ten years. Expected volatility is the average volatility over the expected terms of comparable public entities from the same industry. The risk-free interest rate is based on a treasury rate with a remaining term similar to the contractual term of the option. The Company is recently formed and at this time does not expect to distribute any dividends. The Company recognizes forfeitures as they occur.
The assumptions used to value the Company’s options granted during the period presented and their expected lives were as follows:

	December 31,
	2020	2019	2018
Weighted-average expected dividend yield	—	—	—%
Expected volatility	34.05% - 39.43%	19.52% - 20.26%	21.00% - 23.05%
Weighted-average expected volatility	34.79%	19.87%	21.86%
Weighted-average risk-free interest rate	0.14%	2.43%	3.02%
Expected life (in years)	1	7.3	8.5
Restricted Stock Units (“RSUs”)
RSUs typically vest from one to three years and are generally subject to either cliff vesting or graded vesting. RSUs do not have non-forfeitable rights to dividends or dividend equivalents. The fair value of RSUs is typically based on the fair value of our common shares on the date of grant. We amortize the value of these awards to expense over the vesting period on a graded-scale basis. The Company recognizes forfeitures as they occur.

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2019	293,182	$16.75
Granted	1,918,288	22.12
Vested	(289,641)	17.17
Forfeited	(111,283)	21.19
Outstanding as of December 31, 2020	1,810,546	$19.30

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
During the fourth quarter, as a result of divestitures and restructuring activities, there was an acceleration of 5,846 unvested RSUs, which resulted in recognition of $121 of compensation expense during the year ended December 31, 2020.
On November 12, 2020, 354,096 RSU awards were granted with a one year vesting period, which resulted in recognition of $1,300 of compensation expense during the year ended December 31, 2020.
The total fair value of RSUs that vested during the year ended December 31, 2020 and 2019 was $4,972 and $544, respectively.
Performance Stock Units (“PSUs”)
The Company began granting PSUs (the "Original PSUs") to certain members of management on April 1, 2020 under the 2019 Incentive Award Plan. The Original PSUs typically vest over three years and are subject to performance condition with a modifier of relative TSR as compared to the S&P 500 for vesting. The fair value of the PSUs is based on the fair value of our ordinary shares on the date of grant and valued using a Monte Carlo simulation. In years one and two of the three year vesting period, it was not possible to predict the likelihood of achieving the target and therefore, the performance condition was deemed not probable as of December 31, 2020. Accordingly, no compensation expense was recognized for the year ended December 31, 2020.
During December of 2020, the Human Resources and Compensation Committee (the “HRCC”) considered the need to continue to align the interests of our named executive officers with those of Clarivate’s shareholders and to compensate our named executive officers for the significant value created for shareholders in 2020. In addition, the HRCC considered the effects of the Covid-19 pandemic on the value of the Original PSUs granted to our named executive officers earlier in 2020, which are eligible to vest based on the achievement of certain three-year financial performance metrics. In choosing the primary performance goals for the Original PSUs, the HRCC had not anticipated the Covid-19 pandemic and its impact on certain elements of performance, which significantly reduced the anticipated value of the Original PSUs.
The Company made a one-time grant of additional PSUs to certain key employees, including its named executive officers on December 17, 2020 under the 2019 Incentive Award Plan. The PSUs are eligible to vest based upon Clarivate’s three-year total shareholder return (“TSR”) as compared to the TSR of the S&P 500 for the same period (the “TSR PSUs”). The TSR PSUs cover the period from January 1, 2020 to December 31, 2022 and have a payout range of 0% to 120% of target. The TSR PSU grants vest over three years and are subject to market conditions for vesting. The probability of achieving the market conditions are incorporated into the fair value of the award, and related expense is recognized over the vesting period. The fair value of the PSUs is based on the fair value of our ordinary shares on the date of grant and valued using a Monte Carlo simulation. Accordingly, the Company recognized $178 of compensation expense for the year ended December 31, 2020. In the event that the Original PSUs vest, the TSR PSUs will be forfeited.

	Number of Shares (1)	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2019	—	$—
Granted - Original PSUs	582,217	22.51
Granted - TSR PSUs	291,108	$30.46
Outstanding as of December 31, 2020	873,325	$25.16
(1) The PSUs number of shares are at grant amount and are not reflective of the maximum shares that may ultimately be issued, if any.
Warrants
In connection with the acquisition of Churchill Capital Corp consummated on May 13, 2019, the Company had warrants outstanding for certain individuals to purchase an aggregate of 52,800,000 ordinary shares with an exercise price of $11.50 per share. On November 23, 2020, one individual exercised warrants for 274,000 ordinary shares through a cashless redemption in which 110,484 shares were withheld to cover the exercise price. The net impact of the redemption was an issuance of 163,516 shares.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
2019 Transaction Related Awards
Upon consummation of the 2019 Transaction, there were 7,000,000 ordinary shares of Clarivate (the "Merger Shares") issuable if the last sale price of Clarivate’s ordinary shares is at least $20.00 for 40 days over a 60 consecutive trading day period on or before the sixth anniversary of the closing of the 2019 Transaction. In accordance with the terms of the Sponsor Agreement and in connection with our merger with Churchill in 2019, the Merger Shares were issued to persons designated by Messrs. Stead and Klein. On January 31, 2020, our Board agreed to waive the performance vesting condition, and the Merger Shares became issuable on or prior to December 31, 2020 to persons designated by Messrs. Stead and Klein. We engaged a third party specialist to fair value the awards at the modification date using the Monte Carlo simulation approach. The assumptions in the model included, but were not limited to, risk-free interest rate, 1.33%; expected volatility of the Company's and its peer group's stock prices, 20.00%; and dividend yield, 0.00%. The Company has evaluated and recorded additional stock compensation expense as required upon the assignment of Merger Shares as applicable. The Merger Shares were issued as ordinary shares to persons designated by Jerre Stead and Michael Klein on June 1, 2020 as part of the June 2020 underwritten public offering. The Company recognized $13,720 of expense during the year ended December 31, 2020, in Share-based compensation expense as a result of the waived performance vesting conditions.
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
In considering the terms of the transaction related awards, the Company notes that the time based vesting restrictions were not conditioned on any continuing or future service of the holders to the Company, and reflect “lock-up” periods of the issuable shares. Further, the above mentioned performance-based restrictions were considered market conditions pursuant to ASC 718, and are contemplated in the value of the awards. As such vesting restrictions were contemplated in conjunction with the granting of the merger shares (See Note 16 - Shareholders’ Equity), the Company considered such terms of the

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
total basket of transaction awards in determination of the fair value of the awards. As no continued or future service was required by the holders of such awards, the Company recognized compensation expense in the second quarter of 2019 based on the fair value of such awards upon closing of the 2019 Transaction. The Company recognized $25,013 expense, net in Share-based compensation expense as of the date of the 2019 Transaction in accordance with the issuance of the merger shares offset by the addition of vesting terms to certain ordinary shares and warrants, as described above. The expense included the increases in value of $48,102 for the granting of merger shares, the increase in value of $1,193 for ordinary shares with only time vesting conditions, and the increase in value of shares purchased by the Founders immediately prior to the transaction of $4,411, all offset by the reduction in value of $9,396 for ordinary shares with performance vesting condition of $15.25, the reduction in value of $13,101 for ordinary shares with performance vesting condition of $17.50 and the reduction in value of $6,297 related to warrants. Pursuant to the Sponsor Agreement, certain founders of Churchill Capital Corp purchased an aggregate of 1,500,000 shares of Class B common stock of Churchill immediately prior to the closing of the 2019 Transaction for an aggregate purchase price of $15,000.
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
On August 14, 2019, Clarivate (on its behalf and on behalf of its subsidiaries) agreed to waive the performance and time vesting conditions, described above, subject to the consummation of the secondary offering. These shares and warrants nevertheless remain subject to a lock-up for a period ranging from two to three years following the closing of the Mergers. We used a third-party specialist to fair value the awards at the modification date using the Monte Carlo simulation approach. The assumptions included in the model include, but are not limited to, risk-free interest rate, 1.42%; expected volatility of the Company’s and the peer group’s stock prices, 20.00%; and dividend yield, 0.00%. A (DLOM) was applied to shares that are subject to remaining post vesting lock up restrictions. The DLOM was between 3% - 7% dependent on the length of the post vesting restriction period. Waiving the performance and time vesting conditions resulted in an immaterial impact to the Consolidated Statements of Operations.

Note 18: Income Taxes
Income tax (benefit)/expense on income/(loss) analyzed by jurisdiction is as follows:

	Year ended December 31,
	2020	2019	2018
Current
U.K.	$818	$677	$1,014
U.S. Federal	17,514	6,917	6,395
U.S. State	2,861	988	2,146
Other	15,847	9,959	11,061
Total current	37,040	18,541	20,616
Deferred
U.K.	(15,860)	—	85
U.S. Federal	(15,018)	(824)	(5,465)
U.S. State	(1,014)	(223)	(227)
Other	(7,947)	(7,293)	(9,360)
Total deferred	(39,839)	(8,340)	(14,967)

Total provision (benefit) for income taxes	$(2,799)	$10,201	$5,649

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

The components of pre-tax loss are as follows:

	Year ended December 31,
	2020	2019	2018
U.K. loss	$(112,355)	$(199,032)	$(222,043)
U.S. income (loss)	(38,817)	3,733	(11,880)
Other loss	42,063	(5,477)	(2,590)
Pre-tax loss	$(109,109)	$(200,776)	$(236,513)
A reconciliation of the statutory U.K. income tax rate to the Company’s effective tax rate is as follows:

	Year ended December 31,
	2020	2019	2018
Loss before tax:	$(109,109)	$(200,776)	$(236,513)
Income tax (benefit) provision	(2,799)	10,201	5,649

Statutory rate	19.0%	19.0%	19.0%
Effect of different tax rates	5.8%	(4.4)%	(1.2)%
BEAT	(6.1)%	(1.2)%	—%
Valuation Allowances	(28.4)%	(17.8)%	(18.0)%
Share-based compensation	21.3%	(0.2)%	(0.3)%
Other permanent differences	(3.5)%	(1.1)%	(0.4)%
Non-deductible transaction costs	(4.6)%	(2.1)%	—%
Withholding tax	(0.5)%	(0.7)%	(0.2)%
Tax indemnity	—%	3.7%	(2.7)%
Sale of Subsidiary	—%	—%	2.2%
Other	(0.4)%	(0.3)%	(0.8)%
Effective rate	2.6%	(5.1)%	(2.4)%

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
The tax effects of the significant components of temporary differences giving rise to the Company’s deferred income tax assets and liabilities are as follows:

	December 31,
	2020	2019
Accounts receivable	$1,564	$1,346
Accrued expenses	4,271	4,461
Deferred revenue	12,020	2,679
Other assets	11,230	5,721
Unrealized gain/loss	208	94
Fixed assets, net	6,298	—
Debt issuance costs	14,879	3,176
Goodwill	125,880	—
Operating losses and tax attributes	355,334	177,853
Total deferred tax assets	531,684	195,330
Valuation allowances	(354,409)	(165,157)
Net deferred tax assets	177,275	30,173

Other identifiable intangible assets, net	(437,540)	(32,834)
Other liabilities	(72,210)	(21,012)
Goodwill	—	(4,233)
Fixed assets, net	—	(1,153)
Total deferred tax liabilities	(509,750)	(59,232)
Net deferred tax liabilities	$(332,475)	$(29,059)
In the Consolidated Balance Sheets, deferred tax assets and liabilities are shown net if they are in the same jurisdiction. The components of the net deferred tax liabilities as reported on the Consolidated Balance Sheets are as follows:

	December 31,
	2020	2019
Deferred tax asset	$29,786	$19,488
Deferred tax liability	(362,261)	(48,547)
Net deferred tax liability	$(332,475)	$(29,059)
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
The Company is required to assess the realization of its deferred tax assets and the need for a valuation allowance. The assessment requires judgment on the part of management with respect to benefits that could be realized from future taxable income. The valuation allowance is $354,409 and $165,157 at December 31, 2020 and 2019, respectively against certain

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
deferred tax assets, as it more likely than not that such amounts will not be fully realized. During the years ended December 31, 2020 and 2019, the valuation allowance increased by $189,252 and $31,301, respectively.
At December 31, 2020, the Company had U.S. federal tax loss carryforwards of $548,700, U.K. tax loss carryforwards of $512,052, U.S. state tax loss carryforwards of $444,023, Japan tax loss carryforwards of $67,281, and tax loss carryforwards in other foreign jurisdictions of $132,983, respectively. The majority of the unrecognized tax loss carryforwards relate to UK and U.S. The carryforward period for US federal tax losses is twenty years for losses generated in tax years ended prior to December 31, 2017. The expiration period for these losses begins in 2036. For US losses generated in tax years beginning after January 1, 2018, the carryforward period is indefinite. The carryforward period for the U.K. tax losses is indefinite. The carryforward period for US state losses varies, and the expiration period is between 2020 and 2039. The carryforward period for the Japan tax losses is nine years, and the expiration period begins in 2025. The carryforward period of other losses varies by jurisdiction.
The Company has not provided income taxes and withholding taxes on the undistributed earnings of foreign subsidiaries as of December 31, 2020 because the Company has determined that the amount of such taxes would not be significant. The Company is not permanently reinvesting its foreign earnings offshore.
Deferred Tax Valuation Allowance
The following table shows the change in the deferred tax valuation as follows:

	December 31,
	2020	2019	2018
Beginning Balance, January 1	$165,157	$133,856	$92,944
Change Charged to Expense/(Income)	49,984	30,854	41,629
Change Charged to CTA	1,667	447	381
Change Charged to OCI	—	—	(1,098)
Change Charged to Goodwill	137,601	—	—
Ending Balance, December 31	$354,409	$165,157	$133,856

Uncertain Tax Positions
Unrecognized tax benefits represent the difference between the tax benefits that the Company is able to recognize for financial reporting purposes and the tax benefits that have been recognized or expect to be recognized in filed tax returns. The total amount of net unrecognized tax benefits that, if recognized, would impact the Company's effective tax rate were $13,721 and $1,145 as of December 31, 2020 and 2019, respectively. As a result of the acquisition of CPA Global, a reserve of $12,098 has been recorded as part of the acquisition accounting related to positions taken in prior tax years by CPA Global.
The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of December 31, 2020, the interest and penalties are $5,454 and, as of December 31, 2019, the interest and penalties are $354. It is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months by approximately $16,500.
The Company files income tax returns in the United Kingdom, the United States and various other jurisdictions. As of December 31, 2020, the Company’s open tax years subject to examination were 2015 through 2020, which includes the Company’s major jurisdictions in the United Kingdom and the United States.
The following table summarizes the Company’s unrecognized tax benefits, excluding interest and penalties:

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

	December 31,
	2020	2019	2018
Balance at the Beginning of the year	$1,145	$1,450	$91
Increases for tax positions taken in prior years	12,098	—	1,339
Increases for tax positions taken in the current year	518	412	72
Decreases due to statute expirations	(40)	—	(52)
Decrease due to payment	—	(717)	—
Balance at the End of the year	$13,721	$1,145	$1,450

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
Note 19: Earnings Per Share
Potential ordinary shares of 32,966,127, 80,873,293, and 24,524,698 of Private Placement Warrants, DRG Transaction Shares, options, RSUs, and PSUs related to the 2019 Incentive Award Plan were excluded from diluted EPS for the year ended December 31, 2020, 2019 and 2018, respectively, as the Company had a net loss and their inclusion would have been anti-dilutive or their performance metric was not met. Potential ordinary shares of 32,966,127 related to Private Placement Warrants, Public Warrants, Merger Shares and options related to the 2019 Incentive Award Plan were excluded from diluted EPS for the year ended December 31, 2020, as the Company had a net loss and their inclusion would have been anti-dilutive or their performance metric was not met. See Note 16 - Shareholders’ Equity and Note 17 - Employment and Compensation Arrangements for a description.
The 2019 Transaction was accounted for as a reverse recapitalization in accordance with U.S. GAAP. See Note 4 - Business Combinations. Accordingly, weighted-average shares outstanding for purposes of the EPS calculation have been retroactively recasted as shares reflecting the exchange ratio established in the 2019 Transaction (1.0 Jersey share to 132.13667 Clarivate shares).
 The basic and diluted EPS computations for our common stock are calculated as follows (in thousands, except share and per share amounts):

	Year ended December 31,
	2020	2019	2018
Basic/Diluted EPS
Income (loss) available to common stockholders	$(106,310)	$(210,977)	$(242,162)

Basic and diluted weighted-average number of common shares outstanding	428,600,690	273,883,342	217,472,870
Basic and diluted EPS	$(0.25)	$(0.77)	$(1.11)

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
Note 20: Other Operating Income, Net

Other operating income, net, consisted of the following for the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31,
	2020	2019	2018
Net gain on sale of business and other assets (1)	$28,140	$—	$36,072
Tax indemnity asset (2)	—	—	(33,819)
Net foreign exchange gain (loss)	19,771	(191)	3,574
Miscellaneous income, net	4,470	5,017	552
Other operating income, net	$52,381	$4,826	$6,379

(1) Includes the net gain on sale of Techstreet in 2020 and gain on sale of IPM Product Line in 2018.
(2) Reflects the write down of a tax indemnity asset.

Note 21: Tax Receivable Agreement
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
On August 21, 2019, the Company entered into a Buyout Agreement among the Company and Onex Partners IV LP (“TRA Buyout Agreement”), pursuant to which all future payment obligations of the Company under the Tax Receivable Agreement would terminate in exchange for a payment of $200,000 (the “TRA Termination Payment”), which the Company paid on November 7, 2019 with a portion of the net proceeds from the Refinancing 2019 Transaction. As a result of the payment, a gain was recorded to shareholders equity of $64,600. As of December 31, 2020, our liability under the TRA was $0.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
Note 22: Segment Information
The Chief Executive Officer is the Company’s Chief Operating Decision Maker (“CODM”). Prior to the fourth quarter of 2020, the Company’s CODM previously assessed the Company-wide performance and allocated resources based on consolidated financial information. During the four quarter of 2020, in connection with the CPA Global combination, the company realigned its reporting structure and changed the manner in which the CODM allocates resources and assesses performance. The CODM organizes the Company within products lines and, as a result, two new operating segments were created including the Science Group and Intellectual Property Group. The segment reporting changes were retrospectively applied to all periods presented. The CODM evaluates segment performance based primarily on revenue and segment Adjusted EBITDA, as described below. The CODM does not review assets by operating segment for the purposes of assessing performance or allocated resources.
Each of the Company’s reportable segments, Science Group and Intellectual Property Group, recognizes revenue in accordance with the revenue recognition policy within Note 3 - Summary of Significant Accounting Policies. No single customer accounted for more than 1% of revenues and our ten largest customers represented only 6%, 5%, and 6% of revenues for the years ended December 31, 2020, 2019, and 2018, respectively. Below is the overview of the solutions offered within each reportable segment.

Science: The Science segment consists of the Web of Science and Life Science Product Lines. Both provide curated, high-value, structured information that is delivered and embedded into the workflows of our customers, which include research-intensive corporations, life science organizations and universities world-wide.

Intellectual Property: The Intellectual Property segment consists of the Derwent, CompuMark, MarkMonitor and CPA Global Product Lines. These Product Lines help manage customer’s end-to-end portfolio of intellectual property from patents to trademarks to corporate website domains.

Each of the two operating segments represent the segments for which discrete financial information is available and upon which operation results are regularly evaluated by the CODM in order to assess performance and allocate resources. The CODM evaluates performance based primarily on revenue and segment Adjusted EBITDA. Adjusted EBITDA represents net (loss) income before provision for income taxes, depreciation and amortization, interest income and expense adjusted to exclude acquisition or disposal-related transaction costs (such costs include net income from continuing operations before provision for income taxes, depreciation and amortization and interest income and expense from divestitures), losses on extinguishment of debt, stock-based compensation, unrealized foreign currency gains/(losses), costs associated with the transition services agreement with Thomson Reuters, separation and integration costs, transformational and restructuring expenses, acquisition-related adjustments to deferred revenues, costs related to our merger with Churchill Capital Corp in 2019, non-cash income/(loss) on equity and cost method investments, non-operating income or expense, the impact of certain non-cash, legal settlements and other items that are included in net income for the period that the Company does not consider indicative of its ongoing operating performance and certain unusual items impacting results in a particular period.

The following table summarizes revenue by reportable segment for the periods indicated:

	Year ended December 31,
	2020	2019	2018
Science Segment	$736,765	$547,542	$526,164
Intellectual Property Segment (1)	517,282	426,803	442,304
Total Revenues	$1,254,047	$974,345	$968,468
(1) The year ended December 31, 2018 includes revenue of $20,450 generated by the IPM Product Line. We sold the IPM Product Line in October 2018.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
Adjusted EBITDA by segment
The following table presents segment profitability and a reconciliation to net income for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
Science Segment Adjusted EBITDA	344,000	240,602	227,709
Intellectual Property Segment Adjusted EBITDA	142,600	53,463	45,152
Total Adjusted EBITDA	$486,600	$294,065	$272,861
Benefit (provision) for income taxes	2,799	(10,201)	(5,649)
Depreciation and amortization	(303,150)	(200,542)	(237,225)
Interest, net	(111,914)	(157,689)	(130,805)
Transition services agreement costs	(650)	(10,481)	(55,764)
Transition, transformation and integration expense	(3,440)	(24,372)	(69,185)
Deferred revenues adjustment	(23,101)	(438)	(3,152)
Transaction related costs	(97,499)	(46,214)	(2,457)
Share-based compensation expense	(41,650)	(51,383)	(13,715)
Gain on sale of assets[1]	28,140	—	36,072
Tax indemnity asset	—	—	(33,819)
IPM adjusted operating margin	—	—	5,897
Restructuring	(47,595)	(15,670)	—
Legal Settlement	—	39,399	—
Impairment on assets held for sale	—	(18,431)	—
Other	5,150	(9,020)	(5,221)
Net income attributable to Clarivate	$(106,310)	$(210,977)	$(242,162)

(1) Represents a gain on the sale of the Techstreet for the year ended December 31, 2020. Represents a gain on the sale of the IPM Product Line for the year ended December 31, 2018.
Consolidated Revenue and Long-Lived Assets Information by Geographic Area

Revenues recognized in the U.S. represented 45%, 43%, and 37% of revenues for the years ended December 31, 2020, 2019, and 2018, respectively and no other country accounted for more than 10% of revenues.
Revenue by Geography
The following table summarizes revenue from external customers by geography, which is based on the location of the customer:

	Year ended December 31,
Revenue:	2020	2019	2018
Americas	$631,222	$463,041	$475,897
Europe/Middle East/Africa	365,599	278,738	273,744
APAC	280,327	233,004	221,979
Deferred revenues adjustment	(23,101)	(438)	(3,152)
Total	$1,254,047	$974,345	$968,468

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
Assets by Geography
Assets are allocated based on operations and physical location. The following table summarizes non-current assets other than financial instruments, operating lease right-of-use assets and deferred tax assets by geography:

	Year ended December 31,
Assets:	2020	2019
Americas	$3,252,695	$992,469
Europe/Middle East/Africa	11,245,248	2,099,777
APAC	699,401	101,113
Total Assets	$15,197,344	$3,193,359

Note 23: Commitments and Contingencies
The Company does not have any recorded or unrecorded guarantees of the indebtedness of others.
Contingencies
Lawsuits and Legal Claims
The Company is engaged in various legal proceedings, claims, audits and investigations that have arisen in the ordinary course of business. These matters may include among others, antitrust/competition claims, intellectual property infringement claims, employment matters and commercial matters. The outcome of all of the matters against the Company is subject to future resolution, including the uncertainties of litigation. Based on information currently known to the Company and after consultation with outside legal counsel, management believes that the ultimate resolution of any such matters, individually or in the aggregate, will not have a material impact on the Company’s financial condition taken as a whole.
Contingent Liabilities
In conjunction with the acquisition of Publons, the Company agreed to pay former shareholders up to an additional $9,500 through 2020. Amounts payable are contingent upon Publons’ achievement of certain milestones and performance metrics. The Company paid $3,701 and $2,371 of the contingent purchase price in the year ended December 31, 2020 and 2019, respectively, as a result of Publons achieving the first tier of milestones and performance metrics. The Company had an outstanding liability for $0 and $3,100 related to the estimated fair value of this contingent consideration as of December 31, 2020 and 2019, respectively. The outstanding liability balance is included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets as of December 31, 2020 and 2019, respectively.
In conjunction with the acquisition of Kopernio, the Company paid former shareholders $2,184 during the year ended December 31, 2020, due to the achievement of certain milestones and performance metrics. As a result of the payment, no further obligations exist as of December 31, 2020.
In conjunction with the acquisition of TrademarkVision, the Company agreed to pay former shareholders a potential earn-out dependent upon achievement of certain milestones and financial performance metrics through 2020. Amounts payable are contingent upon TrademarkVision’s achievement of certain milestones and performance metrics. During the year ended December 31, 2020, the Company paid $8,000 of the contingent purchase price to complete the earn-out. As of December 31, 2020 and 2019, the Company had an outstanding liability for $0 and $8,000, respectively, related to the estimated fair value of this contingent consideration. The outstanding balance was included in Accrued expenses and other current liabilities as of December 31, 2019, in the Consolidated Balance Sheets.
In conjunction with the acquisition of DRG, the Company agreed to pay up to 2,895,638 shares as contingent stock consideration, valued at $58,897 on the closing date of the acquisition. See Note 4 - Business Combinations for more information on the contingent stock consideration. Amounts payable are contingent upon any indemnity losses or claims to indemnity losses occurring within that one-year period. The liability increased by $27,132 during the year ended December 31, 2020, due to an increase in the estimated fair value of this contingent stock consideration, which resulted in a liability of

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
$86,029 as of December 31, 2020. The outstanding balance was included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets as of December 31, 2020.
In conjunction with the acquisition of CPA Global, the Company agreed to pay up to 1,500,000 shares as contingent stock consideration, valued at $46,485 on the closing date of the acquisition. See Note 4 - Business Combinations for more information on the contingent stock consideration. The amount is payable 110 days after the acquisition date and is contingent upon any indemnity losses or claims for indemnity losses as defined in the purchase agreement. The liability decreased by $1,920 during the year ended December 31, 2020, due to an decrease in the estimated fair value of this contingent stock consideration, which resulted in a liability $44,565 as of December 31, 2020. The outstanding balance was included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets as of December 31, 2020.

The Company is engaged in various legal proceedings and has been notified of certain purported claims that have arisen in the ordinary course of business. Clarivate does not believe any of these legal proceedings and claims have merit and will vigorously defend against such proceedings and claims. Clarivate has taken what it believes to be adequate reserves related to its litigation and threatened claims.

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

Legal Settlement

In September 2019, the Company settled a confidential claim that resulted in a gain. The net gain was recorded in Legal settlement within the Consolidated Statements of Operations during the year ended December 31, 2019.
Commitments
Unconditional purchase obligations
Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable pricing provisions and the approximate timing of the transactions. The Company has various purchase obligations for materials, supplies, outsourcing and other services contracted in the ordinary course of business. These items are not recognized as liabilities in our Consolidated Financial Statements but are required to be disclosed. The contractual terms of these purchase obligations extend through 2025. The Company paid $39,779 towards these purchase obligations during the year ended December 31, 2020.
The future unconditional purchase obligations as of December 31, 2020 are as follows:

Year ending December 31,
2021	58,061
2022	36,018
2023	26,144
2024	24,367
Thereafter	14,093
Total	$158,683

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
Note 24: Related Party and Former Parent Transactions
Onex Partners Advisor LP (“Onex”), an affiliate of the Company, is considered a related party. Concurrent with the 2016 Transaction, the Company entered into a Consulting Services Agreement with Onex, pursuant to which the Company is provided certain ongoing strategic and financing consulting services in exchange for a quarterly management fee. In connection with this agreement, the Company recognized $0, $470 and $920 in operating expenses related to this agreement for the year ended December 31, 2020, 2019, and 2018, respectively. The Company pays 0.1% interest per annum to Onex for the Credit Agreement. For the year ended December 31, 2020, 2019 and 2018, the Company recognized interest expense, for Onex related interest, of $0, $327 and $905, respectively. The Company had an outstanding liability of $4, $3 and $450 to Onex as of December 31, 2020, 2019 and 2018, respectively. In addition, the Company paid Onex a management fee of $5,400 in connection with the 2019 Transaction in the second quarter of 2019. See Note 4 - Business Combinations for additional information.
BPEA, an affiliate of the Company, is considered a related party. Concurrently with the 2016 Transaction, the Company entered into a Management Services Agreement with Baring, pursuant to which the Company is provided certain ongoing strategic and financing consulting services. In connection with this agreement, the Company recognized $0, $246 and $669, in operating expenses related to this agreement for the years ended December 31, 2020, 2019 and 2018, respectively. The Company had an outstanding liability of $0 and $0 to Baring as of December 31, 2020, and 2019, respectively. In addition, the Company paid BPEA a management fee of $2,100 in connection with the 2019 Transaction in the second quarter of 2019. See Note 4 - Business Combinations for additional information.
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
Two controlled affiliate of Baring are vendors of ours. Total payments to these vendors were $830, $765 and $691 for the years ended December 31, 2020, 2019 and 2018, respectively. The Company had an outstanding liability of $237, $160 and $158 as of December 31, 2020, 2019 and 2018, respectively.
Three controlled affiliate of Leonard Green & Partners, L.P. are customers of ours. Total revenue with this customer during the period they were a related party was $129, $10,857 and $136 for the year ended December 31, 2020. The Company had an outstanding receivable of $31, $54,656 and $264 as of December 31, 2020. These customers were not a related party in 2019 and 2018.
Three controlled affiliate of Leonard Green is a vendor of ours. Total payments to this vendor were $295, $6,934 and $1,817 for the year ended December 31, 2020. The Company had an outstanding liability of $0, $0 and $1,995 as of December 31, 2020. These vendors were not a related party in 2019 and 2018.
Jerre Stead, Chief Executive Officer of the Company, is the Co-founder of a vendor of ours. Total payments to this vendor were $0 and $756 for the year ended December 31, 2020 and 2019 the Company had an outstanding liability of $0 and $10 as of December 31, 2020 and 2019. This vendor was not a related party in 2018 or 2020.
A former member of our key management is the co-founder of a vendor of ours. Total payments to this vendor were $0, $278 and $865 for the year ended December 31, 2020, 2019 and 2018, respectively. The Company had an outstanding liability of $0, $0 and $332 as of December 31, 2020, and 2019 and 2018, respectively.
One of our independent directors has an immediate family member who is a member of management within one of Clarivate’s customers. Total revenue from the Customer was $1,497 for the years ended December 31, 2020 and 2019, respectively. The Company had $100 and $4 outstanding receivables as of December 31, 2020 and 2019, respectively. This vendor was not a related party in 2018.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

Note 25: Restructuring and Impairment
During both 2020 and 2019, we engaged a strategic consulting firm to assist us in optimizing our structure and cost base. As a result, we have implemented several cost-saving and margin improvement programs designed to generate substantial incremental cash flow including the Operation, Simplification and Optimization Program, the DRG Acquisition Integration Program and the CPA Global Acquisition, Integration and Optimization Program.
Operation Simplification and Optimization Program
During the fourth quarter of 2019, the Company approved restructuring actions designed to streamline our operations by simplifying our organization and focusing on two segments in planned phases. The following table summarizes the activity related to the restructuring reserves for the Operation, Simplification and Optimization Program:

Operation Simplification and Optimization Program	Severance and Related Benefit Costs	Costs Associated with Exit and Disposal Costs (1)	Total
Reserve Balance as of December 31, 2019	$9,506	$—	$9,506
Expenses recorded	16,069	10,578	26,647
Payments made	(20,435)	(4,241)	(24,676)
Noncash items and other adjustments (2)	228	(5,744)	(5,516)
Reserve Balance as of December 31, 2020	$5,368	$593	$5,961
(1) Relates primary to lease exit costs and legal and advisory fees.
  (2) Includes $5,025 of impairment charges, $326 of other noncash lease-exit charges, and $393 of other immaterial noncash items relating to contract exits, offset by noncash severance and related benefit costs of $228.

Restructuring charges incurred during 2019 included actions to reduce operational costs. Components of the pre-tax charges include $15,424 in severance costs and $246 in other costs incurred during the year ended December 31, 2019. The Science and IP segments incurred $6,924 and $8,746 of the 2019 expense, respectively.

The following table is a summary of charges incurred related to the Operation, Simplification and Optimization Program in the year ended December 31, 2020.

	Year ended December 31,
	2020	2019
Severance and related benefit costs	$16,069	$15,424
Costs associated with exit and disposal activities (1)	4,567	246
Costs associated with lease exit costs including impairment (2)	6,011	—
Total	$26,647	$15,670
(1) Relates primarily to contract exit costs, legal and advisory fees.
(2) Includes $5,025 of charges related to impairment of leases and $986 of lease exit costs.

The Science and IP segments incurred $13,559 and $13,087 of the 2020 expense, respectively. The Company does not expect to incur any material expenses after December 31, 2020 with these restructuring efforts.

DRG Acquisition Integration Program

During the second quarter of 2020, the Company approved restructuring actions designed to eliminate duplicative costs following the acquisition of DRG in planned phases. The following table summarizes the activity related to the restructuring reserves for the DRG Acquisition Integration:

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

DRG Acquisition Integration	Severance and Related Benefit Costs	Costs Associated with Exit and Disposal Costs (1)	Total
Reserve Balance as of December 31, 2019	$—	$—	$—
Expenses recorded	5,133	1,464	6,597
Payments made	(4,392)	(850)	(5,242)
Noncash items and other adjustments (2)	$—	$(374)	$(374)
Reserve Balance as of December 31, 2020	$741	$240	$981
(1) Relates primary to lease exit costs and legal and advisory fees.
(2) Relates to a write-off of prepaid rent resulting from restructuring activities.
The following table is a summary of charges incurred related to the DRG Acquisition Integration in the year ended December 31, 2020.

Year ended December 31, 2020
Severance and related benefit costs	$5,133
Costs associated with exit and disposal activities (1)	487
Costs associated with lease exit costs including impairment (2)	977
Total	$6,597
(1) Relates primary to lease exit costs and legal and advisory fees.
(2) Includes $977 of lease exit costs.
The Science and IP segments incurred $3,286 and $3,311 of the 2020 expense, respectively. The Company does not expect to incur any material expenses after December 31, 2020 with these restructuring efforts.

CPA Global Acquisition Integration and Optimization Program

During the fourth quarter of 2020, the Company approved restructuring actions designed to eliminate duplicative costs following the acquisition of CPA Global and to streamline our operations simplifying our organization and reducing our leasing portfolio. The following table summarizes the activity related to the restructuring reserves for the CPA Global Acquisition, Integration and Optimization Program:

CPA Global Acquisition Integration and Optimization Program	Severance and Related Benefit Costs	Costs Associated with Exit and Disposal Costs (1)	Total
Reserve Balance as of December 31, 2019	$—	$—	$—
Expenses recorded	10,173	4,179	14,352
Payments made	(591)	(251)	(842)
Noncash items and other adjustments (2)	1,478	(286)	1,192
Reserve Balance as of December 31, 2020	$11,060	$3,642	$14,702
(1) Relates primary to lease exit costs and legal and advisory fees.
(2) Includes a $1,200 bonus accrual for severed employees and $278 immaterial noncash items, offset by a $286 lease impairment charge.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
The following table is a summary of charges incurred related to the CPA Global Acquisition Integration in the year ended December 31, 2020.

Year ended December 31, 2020
Severance and related benefit costs	$10,173
Costs associated with exit and disposal activities (1)	3,472
Costs associated with lease exit costs including impairment (2)	707
Total	$14,352
(1) Relates primary to lease exit costs and legal and advisory fees.
(2) Includes $286 of charges related to impairment of leases and $421 of lease exit costs.

The Science and IP segments incurred $7,414 and $6,938 of the December 31, 2020 expense, respectively. The Company expects to incur $82,415 of expense after December 31, 2020 with these restructuring efforts expected to conclude in 2022.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
Note 26: Quarterly Financial Data (Unaudited)

The following table summarizes certain quarterly results of operations (in thousands except per share data):

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$240,592	$273,500	$284,360	$455,595
Income (loss) from operations	$(28,308)	$14,246	$(12,664)	$29,531
Net income (loss)	$(74,001)	$(1,491)	$(37,233)	$6,415

Earnings per share:
Basic and diluted	$(0.22)	$—	$(0.10)	$0.01

	2019
	First Quarter	Second Quarter	Third Quarter (1)	Fourth Quarter
Revenues	$234,025	$242,309	$242,998	$255,013
Income (loss) from operations	$(25,920)	$(36,580)	$(3,555)	$(16,431)
Net income (loss)	$(59,261)	$(77,760)	$10,831	$(84,787)

Earnings per share:
Basic	$(0.27)	$(0.29)	$0.04	$(0.28)
Diluted	$(0.27)	$(0.29)	$0.03	$(0.28)
(1) In September 2019, the Company settled a confidential claim that resulted in a gain of $39,399. The net gain was recorded in Legal settlement within the Interim Condensed Consolidated Statement of Operations during the three months ended September 30, 2019 and the year ended December 31, 2019.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
Note 27: Subsequent Events
Management has evaluated the impact of events that have occurred subsequent to December 31, 2020.
During January 2021, the Company issued 1,500,000 shares as per the purchase agreement for the acquisition of CPA Global related to a hold-back clause for a total of $43,890 which was satisfied.
The Company exited multiple leased sites on January 31, 2021, resulting in impairment charges of $7,180 to the respective right-of-use assets upon the cease-use date of each site.
Management has evaluated the impact of events that have occurred subsequent to December 31, 2020. Based on this evaluation, other than disclosed within these Consolidated Financial Statements and related notes or described below, the Company has determined no other events were required to be recognized or disclosed.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting
The management of Clarivate Plc ("Clarivate" or the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Clarivate's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Clarivate's management assessed the effectiveness of Clarivate's internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on management's assessment and those criteria, management has concluded that Clarivate's internal control over financial reporting was effective as of December 31, 2020.

In the year ended December 31, 2020, the Company acquired Decision Resources Group ("DRG"), CPA Global, Beijing IncoPat Technology Co., Ltd. ("IncoPat"), and Hanlim IPS. Co., Ltd. ("Hanlim") in business combinations. As permitted by related SEC staff interpretive guidance for newly acquired businesses, the Company excluded DRG, CPA Global, IncoPat, and Hanlim from management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2020. DRG, CPA Global, IncoPat, and Hanlim represented 1%, 5%, 0%, and 0% of the total assets, respectively, and 15%, 13%, 0%, and 0% of total revenue of the Company as of and for the year ended December 31, 2020.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting
During the fourth quarter of 2020, excluding CPA Global, IncoPat and Hanlim, there was no change in Clarivate’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting. Management is currently evaluating the impact of CPA Global, IncoPat and Hanlim on Clarivate's internal control over financial reporting.

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
PART III
Item 10. Directors, Executive Officers and Corporate Governance
We incorporate by reference the information responsive to this Item appearing in our definitive Proxy Statement on Schedule 14A for our 2021 Annual General Meeting of Shareholders (“Proxy Statement”), which will be filed no later than 120 days after December 31, 2020.
Code of Ethics
Clarivate has adopted a Code of Ethics that applies to all of its employees, officers, and directors. This includes Clarivate’s principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. The full text of Clarivate’s Code of Ethics is posted on its website at ir.clarivate.com/governance/governance-documents/default.aspx. Clarivate intends to disclose on its website any future amendments of the Code of Ethics or waivers that exempt any principal executive officer, principal financial officer, principal accounting officer or controller, persons performing similar functions, or Clarivate’s directors from provisions in the Code of Ethics.
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

Item 11. Executive Compensation
We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence
We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2020.

Item 14. Principal Accounting Fees and Services
We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2020.

PART IV
Item 15. Exhibits and Financial Statement Schedules
EXHIBIT INDEX

2.1
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

2.2
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

4.3	Form of 4.50% Senior Secured Note due 2026 (incorporated by reference to Exhibit A to Exhibit 4.1 to Clarivate’s Form 6-K, filed on November 5, 2019)
4.4	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.5 to Clarivate's Form 10-K, filed on March 2, 2020)
10.1	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to Clarivate’s Registration Statement on Form F-4, filed on April 15, 2019)
10.2
Termination Agreement dated as of July 29, 2020 by and among Clarivate Plc, Churchill Capital Corp, Camelot Holdings (Jersey) Limited, and certain additional parties listed therein (incorporated by reference to Exhibit 10.3 to Clarivate's Form 8-K filed on July 29, 2020)

10.3	Investor Rights Agreement dated as of October 1, 2020 (incorporated by reference to Exhibit 10.1 to Clarivate's Form 8-K filed October 1, 2020)
10.4	Registration Rights Agreement dated as of October 1, 2020 (incorporated by reference to Exhibit 10.2 to Clarivate's Form 8-K filed October 1, 2020)
10.5	Director Acknowledgement Letter (Stead) (incorporated by reference to Exhibit 10.12 to Clarivate’s Registration Statement on Form F-4, filed on February 27, 2019)
10.6	Director Acknowledgement Letter (von Blucher) (incorporated by reference to Exhibit 10.13 to Clarivate’s Registration Statement on Form F-4, filed on February 27, 2019)
10.7
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

10.8
Incremental Facility Amendment, dated February 28, 2020, by and among Camelot UK Holdco Limited, Camelot UK Bidco Limited, Camelot Finance S.A., the other borrowers party thereto, the other subsidiaries of the Company party thereto, Bank of America, N.A., as administrative agent, and Citibank, N.A., as lender

10.9	Amendment to Credit Agreement dated October 1, 2020 (incorporated by reference to Exhibit 10.4 to Clarivate's Form 8-K filed October 1, 2020)
10.10+	Clarivate Analytics Plc 2019 Incentive Award Plan - Amended and Restated as of May 11, 2020
10.11+	Clarivate Analytics Plc 2019 Incentive Award Plan - Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.17 to Clarivate's Form 10-K, filed on March 2, 2020)

10.12+
Clarivate Analytics Plc 2019 Incentive Award Plan - Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.4 to Clarivate's Quarterly Report on Form 10-Q, filed on July 30, 2020)

10.13+	Agreement by and between Clarivate Analytics and Richard Hanks, dated March 1, 2017 (incorporated by reference to Exhibit 10.5 to Clarivate's Quarterly Report on Form 10-Q, filed on July 30, 2020)
10.14+	Agreement by and between Clarivate Analytics and Mukhtar Ahmed, dated January 1, 2018 (incorporated by reference to Exhibit 10.6 to Clarivate's Quarterly Report on Form 10-Q, filed on July 30, 2020)
10.15+	Agreement by and between Clarivate Analytics and Jeff Roy, dated September 5, 2017 (incorporated by reference to Exhibit 10.7 to Clarivate's Quarterly Report on Form 10-Q, filed on July 30, 2020)
10.16+	Agreement by and between Clarivate Analytics and Stephen Hartman, dated April 22, 2013 (incorporated by reference to Exhibit 10.8 to Clarivate's Quarterly Report on Form 10-Q, filed on July 30, 2020)
21.1*	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP
24.1*	Powers of Attorney (included on signature page to this annual report)
31*	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following information from our Form 10-K for the fiscal year ended December 31, 2020, formatted in Inline eXtensible Business Reporting Language: (i) Consolidated Statement of Comprehensive Income, (ii) Consolidated Balance Sheet, (iii) Consolidated Statement of Changes in Equity, (iv) Consolidated Statement of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.
104*	The cover page from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted in Inline XBRL

*    Filed herewith.
†     Schedules and exhibits omitted pursuant to Item 601(a)(5) of Regulation S-K. Copies of any omitted schedule or exhibit will be furnished to the SEC upon request.
+     Compensatory plan or arrangement

Item 16. Form 10-K Summary
Not applicable.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of London, United Kingdom on February 26, 2021.

CLARIVATE PLC
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on February 26, 2021 on behalf of the registrant and in the capacities indicated.

Name	Title
/s/ Jerre Stead	Executive Chairman and Chief Executive Officer
Jerre Stead	(Principal Executive Officer)
/s/ Richard Hanks	Chief Financial Officer
Richard Hanks	(Principal Financial Officer)
/s/ Christie Archbold	Chief Accounting Officer
Christie Archbold	(Principal Accounting Officer)
/s/ Sheryl von Blucher	Director
Sheryl von Blucher
/s/ Kosty Gilis	Director
Kosty Gilis
/s/ Usama N Cortas	Director
Usama N Cortas
/s/ Balakrishnan S. Iyer	Director
Balakrishnan S. Iyer
/s/ Adam T. Levyn	Director
Adam T. Levyn
/s/ Nicholas Macksey	Director
Nicholas Macksey
/s/ Anthony Munk	Director
Anthony Munk
/s/ Charles J. Neral	Director
Charles J. Neral
/s/ Jane Okun Bomba	Director
Jane Okun Bomba
/s/ Richard W. Roedel	Director
Richard W. Roedel