Form 10-K/A
period 2020-12-31
CLARIVATE Plc
filed 2021-05-10
CIK 1764046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A (Amendment No. 1)

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
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant's Definitive Proxy Statement for the 2021 Annual Shareholders Meeting are incorporated by reference into Part III of this Form 10-K/A.

EXPLANATORY NOTE
Clarivate Plc (“Clarivate," the "Company,” "our," "us" and "we") is filing this amended Form 10-K/A to amend our Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission (“SEC”) on February 26, 2021 (the “Original Filing Date" and "Original Form 10-K”), to restate our Consolidated Financial Statements and related footnote disclosures as of and for the years ended December 31, 2020 and 2019, our Condensed Consolidated Financial Statements for the quarters ended September 30, 2020, June 30, 2020, March 31, 2020, September 30, 2019 and June 30, 2019, and our quarterly results of operations for the quarters ended December 31, 2020 and 2019. This Form 10-K/A also amends certain other Items in the Original Form 10-K, as listed in “Items Amended in this Form 10-K/A” below.
Restatement Background
On April 26, 2021, the Company concluded, with concurrence from the Audit Committee of our Board of Directors (the “Audit Committee”) of Clarivate Plc, that the consolidated financial statements previously issued as of and for the years ended December 31, 2020 and 2019, the quarterly periods ended September 30, 2020, June 30, 2020, March 31, 2020, September 30, 2019 and June 30, 2019, and our quarterly results of operations for the quarters ended December 31, 2020 and 2019, should no longer be relied upon because of errors in such financial statements addressed in the Financial Accounting Standards Board's Accounting Standards Codification ("ASC") Topic 250, Accounting Changes and Error Corrections.
The errors relate to the treatment under U.S. generally accepted accounting principles (“GAAP”) of certain Private Placement Warrants for the purchase of the Company’s ordinary shares, issued to the founders of Churchill Capital Corp, a special purpose acquisition company or “SPAC” with which the Company consummated a business combination transaction in May 2019. The Private Placement Warrants were initially issued by the SPAC. In the affected financial statements, the Private Placement Warrants are incorrectly classified as equity of the Company.

As previously disclosed in our Current Report on Form 8-K filed with the SEC on April 29, 2021, on April 12, 2021, the staff of the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (the “SEC Staff Statement”). The SEC Staff Statement addresses certain accounting and reporting considerations that are broadly applicable to warrants issued by SPACs, which are similar in nature to certain Private Placement Warrants originally issued by the SPAC the Company merged with in 2019. In light of consideration of the impacts of the accounting interpretation to previously issued financial statements, on April 26, 2021, the Company with concurrence from the Audit Committee, after discussion with management, determined that the following financial statements previously filed with the SEC should no longer be relied upon: (1) the Consolidated Financial Statements included in the Original Form 10-K, (2) the Condensed Consolidated Financial Statements included in our Quarterly Reports on Form 10-Q ("Form 10-Q") for the three and six month periods ended June 30, 2020 and 2019, (3) the Condensed Consolidated Financial Statements included in our Form 10-Q for the three and nine month periods ended September 30, 2020 and 2019, and (4) the Condensed Consolidated Financial Statements in our Form 10-Q for the three month period ended March 31, 2020, (the “Affected Periods”). Similarly, the related press releases, the Report of Independent Registered Public Accounting Firm as of and for the years ended December 31, 2020 and 2019, and the stockholder communications describing the relevant portions of our Consolidated Financial Statements for these periods should no longer be relied upon.
As discussed in further detail below and in Note 28 to the accompanying restated financial statements, the restatement is the result of our application of the guidance on accounting for certain Private Placement Warrants. We evaluated the impact to us and we concluded that certain of its Private Placement Warrants, issued to the founders of Churchill Capital Corp, a special purpose acquisition company or “SPAC” with which the Company consummated a business combination transaction in May 2019, should be classified as liabilities with mark to market accounting through earnings. We also concluded that the impact was material to the Company’s financial statements prepared according to U.S. generally accepted accounting principles ("U.S. GAAP") and consequently, have restated the financial statements of the Affected Periods.
Under Accounting Standards Codification 815, Derivatives and Hedging, ("ASC 815"), warrant instruments that do not meet the criteria to be considered indexed to an entity's own stock shall be initially classified as a liability at their estimated fair values, regardless of the likelihood that such instruments will ever be settled in cash. In periods subsequent to issuance, changes in the estimated fair value of the liabilities are reported through earnings.
This restatement resulted in the following changes to the results for the interim and annual periods:

(in thousands, except per share data)	Year ended December 31,
	2020	2019
Net income	$(205,559)	$(47,656)
Basic and diluted earnings per ordinary share	$(0.48)	$(0.17)

(in thousands, except per share data)	September 30, 2020		June 30, 2020		March 31, 2020
	9 months ended	3 months ended	6 months ended	3 months ended	3 months ended
Net income	$(224,175)	$(144,753)	$(79,422)	$(23,790)	$(55,632)
Basic earnings per ordinary share	$(0.61)	$(0.37)	$(0.22)	$(0.06)	(0.16)
Diluted earnings per ordinary share	$(0.61)	$(0.37)	$(0.22)	$(0.06)	(0.16)

(in thousands, except per share data)	September 30, 2019		June 30, 2019
	9 months ended	3 months ended	6 months ended	3 months ended
Net income	$(48,022)	$(21,836)	$(26,187)	$(26,187)
Basic earnings per ordinary share	(0.18)	(0.07)	(0.11)	(0.10)
Diluted earnings per ordinary share	(0.18)	(0.07)	(0.11)	(0.10)

(in thousands)	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Warrant liabilities	$(23,237)	$144,753	$23,790	$55,632	$111,813	$21,836	$90,343
Shareholders' equity ordinary shares	$4,124	$—	$—	$—	$(64,157)	$—	$(64,157)
Accumulated deficit	$18,616	$(144,753)	$(23,790)	$(55,632)	$(47,656)	$(21,836)	$(26,187)
The Company, with concurrence from the Audit Committee, and together with management and the assistance of independent legal and accounting advisors, concluded that the consolidated financial statements in the Affected Periods should be restated (the "Restatement") to reflect the Private Placement Warrants issued in May 2019 as a liability, with subsequent changes in their estimated fair value recorded as non-cash income or expense in each Affected Period within the Statements of Operations below Loss from operations for each respective period.
In addition to the correction of the errors discussed above and separate from the SEC guidance issued on April 12, 2021, the Company has corrected the classification of $30,200 from the Selling, general and administrative cost line as a decrease on the Consolidated Statement of Operations to the Cost of revenues line as an increase for the three and twelve months ended December 31, 2020. The Company has also corrected the classification of certain current assets on the Consolidated Balance Sheet as of December 31, 2020 by decreasing accounts receivable of $13,713 and increasing other current assets by $13,713.
Items Amended by this Form 10-K/A
This Form 10-K/A presents the Original Form 10-K, amended and restated with modifications as necessary to reflect the restatements. The portions of this Form 10-K/A that have been revised to give effect to the Restatement and matters related thereto are as follows:
•Part I, Item 1A. Risk Factors
•Part II, Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

•Part II, Item 6. Selected Financial Data
•Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
•Part II, Item 8. Financial Statements and Supplementary Data
•Part II, Item 9A. Controls and Procedures
•Part IV, Item 15. Exhibits and Financial Statement Schedules
See additional information within Note 26 - Quarterly Financial Data and Note 28 - Restatement of Prior Period Financial Statements, in Item 8, Financial Statements and Supplementary Data.
Pursuant to the rules of the SEC, Part IV, Item 15 of the Original Form 10-K has been amended to include currently-dated certifications from our Chief Executive Officer (as Principal Executive Officer) and our Chief Financial Officer (as Principal Financial Officer), as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 (Exhibits 31 and 32).
This Form 10-K/A sets forth the information in the Original Form 10-K in its entirety, as such information is modified and superseded where necessary to reflect the Restatement and related revisions. Except as provided above, this Form 10-K/A does not amend, update or change any other items or disclosures or otherwise reflect events occurring after the date of the Original Form 10-K to the date this Form 10-K/A is filed. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s other SEC filings, including any amendment to those filings.
Control Considerations
In connection with the restatement, management has reassessed its conclusions regarding the effectiveness of the Company’s disclosure controls and procedures ("DC&P") and internal control over financial reporting ("ICFR") as of December 31, 2020. Management has concluded that the Company’s DC&P and ICFR were not effective as of December 31, 2020, due to a material weakness as a result of a lack of an effectively designed control over the evaluation of settlement features used to determine the classification of warrant instruments. For a discussion of management’s consideration of our ICFR, and the material weakness identified, see Part II, Item 9A, Controls and Procedures of this Form 10-K/A.

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
Foreign Private Issuer Status and Financial Presentation
We currently qualify as a foreign private issuer (“FPI”) under the rules of the SEC. However, even though we qualify as an FPI, we report our financial results in accordance with U.S. generally accepted accounting principles (“GAAP”) and we have elected to file our periodic and current reports on Forms 10-K, Form 10-K/A, 10-Q and 8-K. Based on Rule 405 of the Securities Act and Rule 3b-4(c) of the Exchange Act, we no longer qualify as an FPI as of January 1, 2021.
Industry and Market Data
The market data and other statistical information used throughout this annual report are based on industry publications and surveys, public filings and various government sources. Industry publications and surveys generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy or completeness of the included information. Statements as to our ranking, market position and market estimates (including estimates of the sizes and future growth rates of our markets) are based on independent industry publications, government publications, third-party forecasts and management’s good faith estimates and assumptions about our markets and our internal research. We have not independently verified such third-party information nor have we ascertained the underlying economic assumptions relied upon in those sources, and we are unable to assure you of the accuracy or completeness of such information contained in this annual report. While we are not aware of any misstatements regarding our market, industry or similar data presented herein, such data involve risks and uncertainties and are subject to change based on various factors. See Item 1A. Risk Factors (as restated) and Cautionary Statement Regarding Forward-Looking Statements in this annual report.

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

Accelerate Revenue Growth		2020 Earnings Progress Report(1)
~	Product and pricing enhancement strategies	1.	Revenue growth 28.7%(2)

~	Increased pipeline of new products	2.	Subscription revenue growth 7.7%

~	Build strength in Asia Pacific	3.	Transactional revenue growth 74.2%

~	Optimizing pricing and cross-sell	4.	ACV growth (at constant currency) 14.2%(3)

		5.	91.2% retention rate(4)

Enhance Margins		6.	Net loss $(311,869) (Net loss margin and margin improvement not meaningful; reduction in Net loss of 20.6%) (2)

~	Benefit from top-line initiatives	7.	Adjusted EBITDA margin 38.1%(2)

~	Simplifying Selling, General and Administrative ("SG&A") cost structure	8.	Adjusted EBITDA margin improvement 793.3 bps(2)

~	Consolidating footprint	9.	Adjusted EBITDA growth 65.5%(2)

~	Increase automation and cloud infrastructure

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

The Private Placement Warrants issued in a private placement concurrently with the Churchill Capital Corp initial public offering and still held by their initial holders were not subject to this redemption.

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

Our outstanding warrants are accounted for as liabilities and are recorded at fair value with changes in fair value each period reported in earnings, which may cause volatility in our earnings and thus may have an adverse effect on the market price of our ordinary shares.

As described in our financial statements included in Part II, Item 8, to this Annual Report on Form 10-K/A, the Company accounts for its outstanding warrants as liabilities at fair value on the balance sheet. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of change in fair value as of the end of each period for which earnings are reported. The Company will continue to adjust the liability for changes in fair value until the earlier of exercise or expiration of the warrants. The volatility introduced by changes in fair value on earnings may have an adverse effect on the market price of our ordinary shares.

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

•volatility in our earnings due to changes in the fair value of our outstanding warrants each period; and

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

Equity Compensation Plan Information (As Restated)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)		Weighted-average exercise price of outstanding options, warrants, and rights(b)		Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column)(a)(c)
Equity Compensation Plans Approved by Security Holders
2019 Incentive Award Plan	10,544,489	(2)	$12.95	(3)	42,785,926	(4)
Equity Compensation Plans Not Approved by Security Holders (1)
Total	10,544,489		$12.04		42,785,926
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

	Year ended December 31,
(in thousands except per share data)	2020 (1)(2) (As Restated)	2019 (3)(4) (As Restated)	2018 (5)(6)	2017 (7)
Statement of Operations Data:
Revenues, net	$1,254,047	$974,345	$968,468	$917,634
Operating expenses:
Cost of revenues	(429,297)	(352,000)	(430,326)	(413,030)
Selling, general and administrative costs	(523,581)	(475,014)	(413,004)	(422,931)
Depreciation	(12,709)	(9,181)	(9,422)	(6,997)
Amortization	(290,441)	(191,361)	(227,803)	(221,466)
Impairment on assets held for sale	—	(18,431)	—	—
Restructuring and impairment	(47,595)	(15,670)	—	—
Other operating income (expense), net	52,381	4,826	6,379	(237)
Total operating expenses	(1,251,242)	(1,056,831)	(1,074,176)	(1,064,661)
Income (loss) from operations	2,805	(82,486)	(105,708)	(147,027)
Mark to market adjustment on financial instruments (13)	(205,062)	(47,656)
Legal settlement	—	39,399	—	—
Income (loss) before interest expense and income tax	(202,257)	(90,743)	(105,708)	(147,027)
Interest expense and amortization of debt discount, net	(111,914)	(157,689)	(130,805)	(138,196)
Income (loss) before income tax	(314,171)	(248,432)	(236,513)	(285,223)
Benefit (provision) for income taxes(14)	2.302	(10,201)	(5,649)	21,293
Net loss	$(311,869)	$(258,633)	$(242,162)	$(263,930)

Per share:
Basic and diluted	$(0.73)	$(0.94)	$(1.11)	$(1.22)

	Year ended December 31,
(in thousands)	2020	2019	2018	2017
Statement of Cash Flows data:
Net cash provided by (used in)
Operating activities	$263,500	$117,580	$(26,100)	$6,667
Investing activities	(2,992,168)	(140,885)	11,934	(40,205)
Financing activities	2,926,580	75,215	(32,605)	22,818
Other Financial Data:
Capital expenditures	(107,713)	(69,836)	(45,410)	(37,804)

	Year ended December 31,
(in thousands)	2020(1)(2)(8)(9) (As Restated)	2019(3)(10)(11) (12) (As Restated)	2018 (5)	2017 (7)
Balance Sheet data:
Cash and cash equivalents	$257,730	$76,130	$25,575	$53,186
Accounts receivable, net	737,733	333,858	331,295	317,808
Computer hardware and other property, net	36,267	18,042	20,641	23,010
Total assets (15)	15,196,847	3,791,371	3,709,674	4,005,111
Total long term liabilities(14)	4,346,357	1,891,774	2,015,353	2,057,932
Total long term debt	3,457,900	1,628,611	1,930,177	1,967,735
Total shareholders' equity	9,280,723	1,248,599	1,050,607	1,286,106

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

(13)The mark to market adjustment on financial instruments represents the correction and restatement for the period December 31, 2020 and 2019 in the amounts of $(205,062) and $(47,656), respectively.

(14)Includes the restatement of Warrant liabilities as of December 31, 2020 and 2019 in the amounts of $312,751, and $111,813, respectively.

(15)Includes a reduction to the income tax benefit of $(497) as a result of the restatement which was offset to prepaid expenses on the Consolidated Balance Sheet.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our Consolidated Financial Statements, including the notes thereto, included elsewhere in this annual report. Certain statements in this section are forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations and intentions. Our future results and financial condition may differ materially from those we currently anticipate as a result of the factors we describe under Item 1A. Risk Factors (restated). Certain income statement amounts discussed herein are presented on an actual and on a constant currency basis. We calculate constant currency by converting the non-U.S. dollar income statement balances for the most current year to U.S. dollars by applying the average exchange rates of the preceding year. Certain amounts that appear in this section may not sum due to rounding.
Restatement of Previously Issued Consolidated Financial Statements
We have restated our previously issued consolidated financial statements contained in this Annual Report on Form 10-K/A. Refer to the “Explanatory Note” preceding Item 1. Business, for background on the restatement, the fiscal periods impacted, control considerations, and other information. In addition, we have restated certain previously reported financial information at December 31, 2020 and for the fiscal years ended December 31, 2020 and December 31, 2019 in this Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including but not limited to information within the Results of Operations, Non-GAAP Financial Measures and Liquidity and Capital Resource sections. We have also included certain restated quarterly information in Note 26 - Quarterly Financial Data.

See Note 28 - Restatement of Prior Period Financial Statements, in Item 8, Financial Statements and Supplementary Data, for additional information related to the restatement, including descriptions of the misstatements and the impacts on our consolidated financial statements.

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

Objective

The objective of the Management Discussion and Analysis is to detail material information, events, uncertainties and factors impacting the Company and provide investors an understanding from "Management's perspective". Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations (restated), Management highlights the critical areas for evaluating the Company's performance which includes a discussion of reportable segment information. In addition, refer to Item 1. Business for Management's discussion of forward looking transformational strategy and initiatives including operational improvements, revenue growth and pursuit of acquisition opportunities.

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
Additionally, the Company periodically enters into foreign currency contracts. The purpose of these derivative instruments is to help manage the Company’s exposure to foreign exchange rate risks within the acquired CPA Global business. These contracts generally do not exceed 180 days in duration. See Item 7a. Quantitative and Qualitative Disclosures About Market Risk and Item 8. Financial Statements and Supplementary Data (restated) - Note 10 to the Consolidated Financial Statements - Derivative Instruments, for additional information.

Key Performance Indicators
We regularly monitor the following key performance indicators to evaluate our business and trends, measure our performance, prepare financial projections and make strategic decisions.
Adjusted Revenues
We present Adjusted Revenues, which excludes the impact of the deferred revenue purchase accounting adjustments, which is allowable under the Company's debt covenant calculation, and revenues from divestitures. We present these measures because we believe it is useful to readers to better understand the underlying trends in our operations. See - Certain Non-

GAAP Measures - Adjusted Revenues below for important information on the limitations of Adjusted Revenues and their reconciliation to the respective revenues measures under U.S. GAAP.

Adjusted EBITDA and Adjusted EBITDA margin
Adjusted EBITDA is presented because it is a basis upon which our management assesses our performance, and we believe it is useful for investors to understand the underlying trends of our operations. See Certain Non-GAAP Measures - Adjusted EBITDA and Adjusted EBITDA margin for important information on the limitations of Adjusted EBITDA and its reconciliation to our Net loss under U.S. GAAP. Adjusted EBITDA represents net loss before provision for income taxes, depreciation and amortization, interest income and expense adjusted to exclude acquisition or disposal-related transaction costs (such costs include net income from continuing operations before provision for income taxes, depreciation and amortization and interest income and expense from divestitures), losses on extinguishment of debt, stock-based compensation, unrealized foreign currency gains/(losses), costs associated with the transition services agreement with Thomson Reuters, which we entered into in connection with our separation from Thomson Reuters in 2016, separation and integration costs, transformational and restructuring expenses, acquisition-related adjustments to deferred revenues, costs related to our merger with Churchill Capital Corp in 2019, non-cash income/(loss) on equity and cost method investments, non-operating income or expense, the impact of certain non-cash, legal settlements, and other items that are included in net income for the period that the Company does not consider indicative of its ongoing operating performance and certain unusual items impacting results in a particular period. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by Adjusted Revenues.
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
Mark to Market Adjustment on Financial Instruments
Mark to market adjustment on financial instruments consists of the mark to market accounting adjustments related to certain of the Company's Private Placement Warrants issued to the founders of Churchill Capital Corp, a special purpose acquisition company or “SPAC” with which the Company consummated a business combination transaction in May 2019.
Legal Settlement
Legal settlement represents a net gain recorded for cash received in relation to closure of a confidential legal matter.
Interest Expense and Amortization of Debt Discount, Net
Interest expense and amortization of debt discount, net consists of expense related to interest on our borrowings under our term loan facility and our secured notes due 2026, the amortization and write off of debt issuance costs and original discount, and interest related to certain derivative instruments.
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

Results of Operations
The following table presents the results of operations for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,			Change 2020 vs. 2019	Change 2019 vs. 2018
(in thousands, except percentages)	2020 (As Restated)	2019 (As Restated)	2018	%	%
Revenues, net	$1,254,047	$974,345	$968,468	28.7%	0.6%
Operating expenses:
Cost of revenues	(429,297)	(352,000)	(430,326)	22.0%	(18.2)%
Selling, general and administrative costs	(523,581)	(475,014)	(413,004)	10.2%	15.0%
Depreciation	(12,709)	(9,181)	(9,422)	38.4%	(2.6)%
Amortization	(290,441)	(191,361)	(227,803)	51.8%	(16.0)%
Impairment on assets held for sale	—	(18,431)	—	N/M	100%
Restructuring and impairment	(47,595)	(15,670)	—	N/M	100%
Other operating income, net	52,381	4,826	6,379	N/M	(24.3)%
Total operating expenses	(1,251,242)	(1,056,831)	(1,074,176)	18.4%	(1.6)%
Income (loss) from operations	2,805	(82,486)	(105,708)	N/M	(22.0)%
Mark to market adjustment on financial instruments (1)	(205,062)	(47,656)	—	330.3%	100%
Legal settlement	—	39,399	—	N/M	100%
Income (loss) before interest expense and income tax	(202,257)	(90,743)	(105,708)	N/M	14.2%
Interest expense and amortization of debt discount, net	(111,914)	(157,689)	(130,805)	(29.0)%	20.6%
Loss before income tax	(314,171)	(248,432)	(236,513)	26.5%	5.0%
Benefit (provision) for income taxes	2,302	(10,201)	(5,649)	N/M	80.6%
Net loss	$(311,869)	$(258,633)	$(242,162)	20.6%	6.8%

(1) The mark to market adjustment on financial instruments represents the correction and restatement for the period December 31, 2020 and 2019 in the amounts of $(205,062) and $(47,656), respectively

Revenues, net
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
Cost of Revenues
Cost of revenues of $429,297 in 2020, increased by $77,297, or 22.0%, from $352,000 in 2019. On a constant currency basis, cost of revenues increased by $75,893, or 21.6%, primarily due to additional costs related to CPA Global and DRG, which were acquired in October and February 2020, offset by a decrease in costs associated with the transition service agreement, employee related costs and outside services including consulting fees, as well as the Techstreet and MarkMonitor transactions in November and January 2020, respectively.
Cost of revenues of $352,000 in 2019, decreased by $78,326, or 18.2%, from $430,326 in 2018. On a constant currency basis, cost of revenues decreased by $73,295, or 17.0%. The decrease is primarily due to a decrease in transition services agreement data center costs, and a decrease in costs associated with the divestiture of the IPM Product Line.
Selling, General and Administrative
Selling, general and administrative expense of $523,581 in 2020, increased by $48,567, or 10.2%, from $475,014 in 2019. On a constant currency basis, selling, general and administrative expense increased by $46,718, or 9.8% primarily due to additional costs related to CPA Global and DRG, which were acquired in October and February 2020, increased transaction expenses associated with the DRG acquisition, the CPA Global acquisition, the MarkMonitor divestiture, the Techstreet divestiture and other finance merger and acquisition related activities during 2020, offset by costs incurred in association with our merger with Churchill Capital Corp in 2019, and a decrease in costs associated with transition service agreement, employee related costs, outside services including consulting fees and marketing costs.
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

Mark to Market Adjustment on Financial Instruments
Under Accounting Standards Codification 815, Derivatives and Hedging, ("ASC 815"), warrant instruments that do not meet the criteria to be considered indexed to an entity's own stock shall be initially classified as a liability at their estimated fair values, regardless of the likelihood that such instruments will ever be settled in cash. In periods subsequent to issuance, changes in the estimated fair value of the liabilities are reported through earnings.

The change in fair value of the Private Placement Warrants in 2020 increased by $205,559 from the revaluation of the Private Placement Warrant liabilities of $312,751 due primarily to an increase in the Company's stock price and increased expected volatility of the Company’s and the peer group’s stock prices.

The change in fair value of the Private Placement Warrants in 2019 increased by $47,656 from the revaluation of the Private Placement Warrant liabilities of $111,813 due primarily to an increase in the Company's stock price and to increased expected volatility of the Company’s and the peer group’s stock prices.

Benefit (Provision) for Income Taxes
Benefit (provision) for income taxes of 2,302 on a pre-tax book loss of $(314,171) in 2020, increased by $12,503 from a provision of $10,201 on a pre-tax book loss of $(248,432) in 2019. The effective tax rate being 0.73% in 2020 compared to (4.1)% in 2019. The overall decrease in tax expense is due to the increased benefit of share-based compensation, offset by recording valuation allowances against losses in certain jurisdictions where it has been deemed the losses are not recognizable and an increase in the Base Erosion Anti-Abuse Tax (BEAT). The current year effective tax rate may not be indicative of our effective tax rates for future periods.

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

Adjusted EBITDA and Adjusted EBITDA margin
Adjusted EBITDA is presented because it is a basis upon which our management assesses our performance, and we believe it is useful for investors to understand the underlying trends of our operations. See “— Certain Non-GAAP Measures — Adjusted EBITDA and Adjusted EBITDA margin” for important information on the limitations of Adjusted EBITDA and its reconciliation to our Net loss under GAAP. Adjusted EBITDA represents net (loss) income before provision for income taxes, depreciation and amortization, interest income and expense adjusted to exclude acquisition or disposal-related transaction costs (such costs include net income from continuing operations before provision for income taxes, depreciation and amortization and interest income and expense from divestitures), losses on extinguishment of debt, stock-based compensation, unrealized foreign currency gains/(losses), costs associated with the transition services agreement with Thomson Reuters, which we entered into in connection with our separation from Thomson Reuters in 2016, separation and integration costs, transformational and restructuring expenses, acquisition-related adjustments to deferred revenues, costs related to our merger with Churchill Capital Corp in 2019, non-cash income/(loss) on equity and cost method investments, non-operating income or expense, the impact of certain non-cash, legal settlements, mark to market adjustments on financial instruments and other items that are included in net income for the period that the Company does not consider indicative of its ongoing operating performance and certain unusual items impacting results in a particular period. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by Revenues.
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
The following table presents our calculation of Adjusted EBITDA for the years ended December 31, 2020, 2019, and 2018, and reconciles these measures to our Net loss for the same periods:

	Year Ended December 31,
(in thousands, except percentages)	2020 (As Restated)	2019 (As Restated)	2018
Net loss (As Restated)	$(311,869)	$(258,633)	$(242,162)
Provision for income taxes	(2,302)	10,201	5,649
Depreciation and amortization	303,150	200,542	237,225
Interest, net	111,914	157,689	130,805
Transition services agreement costs(1)	650	10,481	55,764
Transition, transformation and integration expense(2)	3,440	24,372	69,185
Deferred revenues adjustment(3)	23,101	438	3,152
Transaction related costs(4)	97,499	46,214	2,457
Share-based compensation expense	41,650	51,383	13,715
Gain on sale of IPM Product Line	—	—	(36,072)
IPM adjusted operating margin(5)	—	—	(5,897)
Gain on sale of Techstreet	(28,140)	—	—
Tax indemnity asset(6)	—	—	33,819
Restructuring and impairment(7)	47,595	15,670	—
Legal Settlement	—	(39,399)	—
Impairment on assets held for sale	—	18,431	—
Mark to market adjustment on financial instruments(9)	205,062	47,656	—
Other(8)	(5,150)	9,021	5,221
Adjusted EBITDA	$486,600	$294,066	$272,861
Adjusted EBITDA margin	38.1%	30.2%	28.7%
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
(9)Reflects mark to market adjustments on financial instruments under Accounting Standards Codification 815, Derivatives and Hedging, ("ASC 815"). Warrant instruments that do not meet the criteria to be considered indexed to an entity's own stock shall be initially classified as a liability at their estimated fair values, regardless of the likelihood that such instruments will ever be settled in cash. In periods subsequent to issuance, changes in the estimated fair value of the liabilities are reported through earnings.

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
Cash Flows Provided by (Used in) Operating Activities
Net cash provided by operating activities consists of net loss adjusted for non-cash items, such as: depreciation and amortization of property and equipment and intangible assets, deferred income taxes, share-based compensation, mark to market adjustment on financial instruments, deferred finance charges and for changes in net working capital assets and liabilities.

Net cash provided by operating activities was $263,500 for the year ended December 31, 2020 compared to net cash provided by operating activities of $117,580 for the year ended December 31, 2019. The $263,500 of net cash provided by operating activities for the year ended December 31, 2020 includes net loss of $311,869 offset with $508,132 of non-cash adjustments and changes in operating assets and liabilities of $67,237. The increase in operating cash flows was driven by year over year increases in earnings driven by increases in revenue, lower operating expenses and cash provided by acquired businesses related to DRG and CPA Global in 2020.

Net cash provided by operating activities was $117,580 for the year ended December 31, 2019 compared to net cash used in operating activities of $26,100 for the year ended December 31, 2018. The $117,580 of net cash provided by operating activities for the year ended December 31, 2019 includes net loss of $258,633 offset with $372,498 of non-cash adjustments and changes in operating assets and liabilities of $3,715. The improvement in operating cash flows was driven by: (1) continual increase in deferred revenue illustrating an increase in sales year over year; (2) lower operating loss, which included the impact of a $39,399 gain on legal settlement and (3) a decrease of $47,043 in Transition, integration and other related expenses as a result of establishing a standalone company infrastructure.

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

The following table reconciles Standalone Adjusted EBITDA to our Net loss for the periods presented:

	Year Ended December 31,
	2020 (As Restated)	2019 (As Restated)	2018
(in thousands)
Net loss (As Restated)	$(311,869)	$(258,633)	$(242,162)
Provision for income taxes	(2,799)	10,201	5,649
Depreciation and amortization	303,150	200,542	237,225
Interest, net	111,914	157,689	130,805
Transition services agreement costs(1)	650	10,481	55,764
Transition, transformation and integration expense(2)	3,440	24,372	69,185
Deferred revenues adjustment(3)	23,101	438	3,152
Transaction related costs(4)	97,499	46,214	2,457
Share-based compensation expense	41,650	51,383	13,715
Gain on sale of IPM Product Line	—	—	(36,072)
IPM adjusted operating margin(5)	—	—	(5,897)
Gain on sale of Techstreet	(28,140)	—	—
Tax indemnity asset(6)	—	—	33,819
Restructuring and impairment(7)	47,595	15,670	—
Legal Settlement	—	(39,399)	—
Impairment on assets held for sale	—	18,431	—
Mark to market adjustment on financial instruments(12)	205,062	47,656	—
Other(8)	(5,150)	9,021	5,221
Adjusted EBITDA	486,103	294,066	272,861
Realized foreign exchange gain	(2,431)	(3,500)	—
DRG Adjusted EBITDA impact(9)	(2,668)	—	—
CPA Adjusted EBITDA impact(9)	193,930	—	—
IncoPat Adjusted EBITDA impact(9)	(459)	—	—
Hanlim Adjusted EBITDA impact(9)	479	—	—
Cost savings(10)	86,659	15,500	12,700
Excess standalone costs(11)	—	30,000	25,407
Standalone Adjusted EBITDA	$761,613	$336,066	$310,968
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
(12) Reflects mark to market adjustments on financial instruments under Accounting Standards Codification 815, Derivatives and Hedging, ("ASC 815"). Warrant instruments that do not meet the criteria to be considered indexed to an entity's own stock shall be initially classified as a liability at their estimated fair values, regardless of the likelihood that such instruments will ever be settled in cash. In periods subsequent to issuance, changes in the estimated fair value of the liabilities are reported through earnings.
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
Warrant Liabilities
The Company accounts for Private Placement Warrants for shares of the Company's ordinary stock that are not indexed to its own stock as liabilities at fair value on the balance sheet. The Private Placement Warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of Mark to market adjustment on financial instruments on the Consolidated Statements of Operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the ordinary stock warrants. At that time, the portion of the warrant liabilities related to the ordinary stock warrants will be reclassified to additional paid-in capital.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to lack of effectively designed controls over the evaluation of settlement features used to determine the classification of warrant instruments.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2020 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Restatement of Previously Issued Financial Statements and Management’s Conclusion Regarding Internal Control over Financial Reporting

As discussed in Note 28 to the consolidated financial statements, the Company has restated its 2020 and 2019 financial statements to correct errors.

Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2020. However, management has subsequently determined that a material weakness in internal control over financial reporting related to lack of an effectively designed control over the evaluation of settlement features used to determine the classification of warrant instruments existed as of that date. Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.

See also the “Accounting for and Valuation of Private Placement Warrants” critical audit matter.

Changes in Accounting Principles

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for credit losses in 2020 and the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Accounting for and Valuation of Private Placement Warrants

As described in Notes 3 and 11 to the consolidated financial statements, the Company accounts for Private Placement Warrants for shares of the Company’s ordinary stock that are not indexed to its own stock as liabilities at fair value on the consolidated balance sheet. The Private Placement Warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized on the consolidated statement of operations. Management determined the fair value of each Private Placement Warrant issued using a Black Scholes option valuation model. The assumptions in the Black Scholes option valuation model include, but are not limited to (i) risk-free interest rate; (ii) expected volatility of the Company’s and the peer group’s stock prices; (iii) dividend yield; and (iv) discount for lack of marketability for post vesting lock up restrictions. As of December 31, 2020, the fair value of the warrant liability was $312.8 million and the mark to market adjustment on financial instruments was $205.1 million for the year ended December 31, 2020. See also the “Restatement of Previously Issued Financial Statements and Management’s Conclusion Regarding Internal Control over Financial Reporting” section of our report.

The principal considerations for our determination that performing procedures relating to the accounting for and valuation of Private Placement Warrants is a critical audit matter are (i) the significant judgment by management in determining the accounting for and fair value of the Private Placement Warrants; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the accounting for the Private Placement Warrants and the significant assumptions related to the expected volatility of the Company’s and the peer group’s stock prices and discount for lack of marketability for post vesting lock up restrictions used in the valuation of the Private Placement Warrants; (iii) the audit effort involved the use of professionals with specialized skill and knowledge; and (iv) as described in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, a material weakness was identified related to this matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the development of significant assumptions used to estimate the fair value. These procedures also included, among others, reading the agreements, evaluating the accounting for the Private Placement Warrants, and testing management’s process for determining the fair value as of December 31, 2020. Testing management’s process included (i) evaluating the appropriateness of the Black Scholes option valuation model used by management to determine the fair value of the Private Placement Warrants; (ii) testing the mathematical accuracy of management’s Black Scholes option valuation model; (iii) evaluating the reasonableness of management’s significant assumptions related to the expected volatility of the Company’s and the peer group’s stock prices and discount for lack of marketability for post vesting lock up restrictions; and (iv) testing the completeness and accuracy of data provided by management. Professionals with specialized skill and knowledge were used to assist in evaluating management’s accounting for the Private Placement Warrants, evaluating the appropriateness of the Black Scholes option valuation model used by management to determine the fair value of the Private Placement Warrants, testing the mathematical accuracy of the Black Scholes option valuation model, and evaluating whether the significant assumptions related to the expected volatility of the Company’s and the peer group’s stock prices and discount for lack of marketability for post vesting lock up restrictions used by management were reasonable considering consistency with external market data.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania

February 26, 2021, except for the effects of the restatement discussed in Note 28 to the consolidated financial statements, the matter discussed in the third to last paragraph of Management’s Report on Internal Control Over Financial Reporting, and the critical audit matter related to the accounting for and valuation of private placement warrants, as to which the date is May 10, 2021

We have served as the Company’s auditor since 2016.

CLARIVATE PLC
Consolidated Balance Sheets
(In thousands, except share data)

	As of December 31,
	As Restated
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$257,730	$76,130
Restricted cash	11,278	9
Accounts receivable, net of allowance of $8,745 and $16,511 at December 31, 2020 and December 31, 2019, respectively	737,733	333,858
Prepaid expenses	58,273	40,710
Other current assets	262,494	11,750
Assets held for sale	—	30,619
Total current assets	1,327,508	493,076
Property and equipment, net	36,267	18,042
Other intangible assets, net	7,370,350	1,828,640
Goodwill	6,252,636	1,328,045
Other non-current assets	47,944	18,632
Deferred income taxes	29,786	19,488
Operating lease right-of-use assets	132,356	85,448
Total Assets	$15,196,847	$3,791,371

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$82,038	$26,458
Accrued expenses and other current liabilities	716,356	159,217
Current portion of deferred revenues	707,318	407,325
Current portion of operating lease liability	35,455	22,130
Current portion of long-term debt	28,600	9,000
Liabilities held for sale	—	26,868
Total current liabilities	1,569,767	650,998
Long-term debt	3,457,900	1,628,611
Warrant liabilities	312,751	111,813
Non-current portion of deferred revenues	41,399	19,723
Other non-current liabilities	67,722	18,891
Deferred income taxes	362,261	48,547
Operating lease liabilities	104,324	64,189
Total liabilities	5,916,124	2,542,772
Commitments and contingencies
Shareholders’ equity:
Ordinary Shares, no par value; unlimited shares authorized at December 31, 2020 and December 31, 2019; 606,329,598 and 306,874,115 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	9,989,284	2,144,372
Accumulated other comprehensive income (loss)	503,521	(4,879)
Accumulated deficit	(1,212,082)	(890,894)
Total shareholders’ equity	9,280,723	1,248,599
Total Liabilities and Shareholders’ Equity	$15,196,847	$3,791,371
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CLARIVATE PLC
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year ended December 31,
	As Restated
	2020	2019	2018
Revenues, net	$1,254,047	$974,345	$968,468
Operating expenses:
Cost of revenues	(429,297)	(352,000)	(430,326)
Selling, general and administrative costs	(523,581)	(475,014)	(413,004)
Depreciation	(12,709)	(9,181)	(9,422)
Amortization	(290,441)	(191,361)	(227,803)
Impairment on assets held for sale	—	(18,431)	—
Restructuring and impairment	(47,595)	(15,670)	—
Other operating income, net	52,381	4,826	6,379
Total operating expenses	(1,251,242)	(1,056,831)	(1,074,176)
Income (loss) from operations	2,805	(82,486)	(105,708)
Mark to market adjustment on financial instruments	(205,062)	(47,656)	—
Legal settlement	—	39,399	—
Loss before interest expense and income tax	(202,257)	(90,743)	(105,708)
Interest expense and amortization of debt discount, net	(111,914)	(157,689)	(130,805)
Loss before income tax	(314,171)	(248,432)	(236,513)
Benefit (provision) for income taxes	2,302	(10,201)	(5,649)
Net loss	$(311,869)	$(258,633)	$(242,162)

Per share:
Basic and diluted	$(0.73)	$(0.94)	$(1.11)

Weighted average shares used to compute earnings per share:
Basic and diluted	428,600,690	273,883,342	217,472,870
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CLARIVATE PLC
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year ended December 31,
	As Restated
	2020	2019	2018
Net loss	$(311,869)	$(258,633)	$(242,162)
Other comprehensive income, net of tax:
Interest rate swaps, net of $0 tax in all periods	(978)	(6,422)	2,537
Defined benefit pension plans, net of tax (benefit) provision of $(65), $683 and $(91), respectively	(659)	(1,041)	(17)
Foreign currency translation adjustment	510,037	(2,774)	(11,146)
Total other comprehensive income (loss), net of tax	508,400	(10,237)	(8,626)
Comprehensive income (loss)	$196,531	$(268,870)	$(250,788)
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CLARIVATE PLC
Consolidated Statements of Changes in Equity
(In thousands, except share data)

	As Restated
	Share Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2017 as originally reported	1,644,720	$1,662,221	$13,984	$(390,099)	$1,286,106
Conversion of units of share capital	215,683,103	—	—	—	—
Balance at December 31, 2017, as recasted	217,327,823	1,662,221	13,984	(390,099)	1,286,106
Issuance of ordinary shares, net	198,602	1,574	—	—	1,574
Share-based award activity	—	13,715	—	—	13,715
Net loss	—	—	—	(242,162)	(242,162)
Other comprehensive income (loss)	—		(8,626)	—	(8,626)
Balance at December 31, 2018	217,526,425	$1,677,510	$5,358	$(632,261)	$1,050,607

Balance at December 31, 2018, as originally reported	1,646,223	$1,677,510	$5,358	$(632,261)	$1,050,607
Conversion of units of share capital	215,880,202	—	—	—	—
Balance at December 31, 2018, as recasted	217,526,425	1,677,510	5,358	(632,261)	1,050,607
Shares subject to redemption (As Restated)	—	(64,157)	—	—	(64,157)
Tax Receivable Agreement	—	(264,000)	—	—	(264,000)
Settlement of Tax Receivable Agreement	—	64,000	—	—	64,000
Issuance of ordinary shares, net	1,597,691	1,582	—	—	1,582
Merger recapitalization	87,749,999	678,054	—	—	678,054
Share-based award activity	—	51,383	—	—	51,383
Net loss (As Restated)	—	—	—	(258,633)	(258,633)
Other comprehensive income (loss)	—	—	(10,237)	—	(10,237)
Balance at December 31, 2019 (As Restated)	306,874,115	$2,144,372	$(4,879)	$(890,894)	$1,248,599

Balance at December 31, 2019 (As Restated)	306,874,115	$2,144,372	$(4,879)	$(890,894)	$1,248,599
Adjustment to opening Accumulated deficit related to adoption of ASC Topic 326	—	—	—	(9,319)	(9,319)
Exercise of public warrants	28,880,098	277,526	—	—	277,526
Exercise of Private Placement Warrants (As Restated)	274,000	4,124	—	—	4,124
Exercise of stock options	12,042,862	2,122	—	—	2,122
Vesting of restricted stock units	289,641	—	—	—	—
Shares returned to the Company for net share settlements	(7,297,396)	(33,056)	—	—	(33,056)
Issuance of ordinary shares, net	265,266,278	7,558,774	—	—	7,558,774
Share-based award activity	—	35,422	—	—	35,422
Net loss (As Restated)	—	—	—	(311,869)	(311,869)
Other comprehensive income (loss)	—	—	508,400	—	508,400
Balance at December 31, 2020 (As Restated)	606,329,598	$9,989,284	$503,521	$(1,212,082)	$9,280,723
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CLARIVATE PLC
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	As Restated
	2020	2019	2018
Cash Flows From Operating Activities
Net loss	$(311,869)	$(258,633)	$(242,162)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	303,150	200,542	237,225
Bad debt expense	3,332	1,331	6,507
Deferred income tax benefit	(45,105)	357	(14,103)
Share-based compensation	35,422	51,383	13,715
Restructuring and impairment	5,288	—	—
Gain on foreign currency forward contracts	(2,903)	—	—
Mark to market adjustment on contingent and phantom shares	24,218	—	—
Mark to market adjustment on financial instruments	205,062	47,656	—
Loss on extinguishment of debt	—	50,676	—
Gain on disposal of business	(29,192)	—	(39,104)
Impairment on assets held for sale	—	18,431	—
Deferred finance charges	5,752	2,496	9,182
Tax indemnity write-off	—	—	33,819
Other operating activities	2,611	(374)	(3,979)
Changes in operating assets and liabilities:
Accounts receivable	29,947	(593)	(50,906)
Prepaid expenses	5,742	(10,224)	(2,936)
Other assets	43,058	(975)	578
Accounts payable	(2,851)	(13,838)	(18,091)
Accrued expenses and other current liabilities	(90,568)	1,095	9,842
Deferred revenues	80,683	33,480	33,539
Operating lease right of use assets	5,329	11,365	—
Operating lease liabilities	(6,064)	(11,251)	—
Other liabilities	2,458	(5,344)	774
Net cash provided by operating activities	263,500	117,580	(26,100)

Cash Flows From Investing Activities
Capital expenditures	(107,713)	(69,836)	(45,410)
Acquisitions, net of cash acquired	(2,919,871)	(68,424)	(23,539)
Acquisition of intangible assets	(5,982)	(2,625)	—
Proceeds from sale of product line, net of restricted cash	41,398	—	80,883
Net cash used in investing activities	(2,992,168)	(140,885)	11,934

Cash Flows From Financing Activities
Proceeds from revolving credit facility	60,000	70,000	45,000
Principal payments on term loan	(12,600)	(641,509)	(46,709)
Repayments of revolving credit facility	(125,000)	(50,000)	(30,000)
Payment of debt issuance costs	(38,340)	(41,923)	—
Contingent purchase price payment	(7,816)	(2,371)	(2,470)
Proceeds from reverse recapitalization	—	682,087	—
Proceeds from issuance of debt	1,960,000	1,600,000	—
Extinguishment of debt	—	(1,342,651)	—
Tax receivable agreement payout	—	(200,000)	—
Proceeds from issuance of ordinary shares	843,744	—	—
Proceeds from warrant exercises	277,526	—	—
Proceeds from stock options exercised	2,122	1,582	1,574

CLARIVATE PLC
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	As Restated
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

Note 2: Basis of Presentation
On April 26, 2021, the Company concluded, with concurrence from the Audit Committee of our Board of Directors (the “Audit Committee”), that the consolidated financial statements previously issued as of and for the years ended December 31, 2020 and 2019, the quarterly periods ended September 30, 2020, June 30, 2020, March 31, 2020, September 30, 2019 and June 30, 2019, and our quarterly results of operations for the quarters ended December 31, 2020 and 2019, should no longer be relied upon because of errors in such financial statements addressed in the Financial Accounting Standards Board's Accounting Standards Codification ("ASC") Topic 250, Accounting Changes and Error Corrections.

The errors relate to the treatment under U.S. generally accepted accounting principles (“GAAP”) of certain Private Placement Warrants for the purchase of the Company’s ordinary shares, issued to the founders of Churchill Capital Corp, a special purpose acquisition company or “SPAC” with which the Company consummated a business combination transaction in May 2019, which Private Placement Warrants were initially issued by the SPAC. In the affected financial statements, the Private Placement Warrants are incorrectly classified as equity of the Company.

As previously disclosed in the Current Report on Form 8-K filed with the SEC on April 29, 2021, on April 12, 2021, the staff of the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”). The SEC Staff Statement addresses certain accounting and reporting considerations that are broadly applicable to warrants issued by SPACs, which are similar in nature to certain Private Placement Warrants originally issued by the SPAC the Company merged with in 2019. In light of consideration of the impacts of the accounting interpretation to previously issued financial statements, on April 26, 2021, the Company, with concurrence from the Audit Committee, after discussion with management, determined that the following financial statements previously filed with the SEC should no longer be relied upon (the "Restatement"): (1) the Consolidated Financial Statements included in the Original Form 10-K, (2) the Condensed Consolidated Financial Statements included in our Quarterly Reports on Form 10-Q ("Form 10-Q") for the three and six month periods ended June 30, 2020 and 2019, (3) the Condensed Consolidated Financial Statements included in our Form 10-Q for the three and nine month periods ended September 30, 2020 and 2019, and (4) the Condensed Consolidated Financial Statements in our Form 10-Q for the three month period ended March 31, 2020, (the “Affected Periods”).

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

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
In addition, and separate from the SEC guidance issued on April 12, 2021, the Company has corrected the classification of $30,175 from the Selling, general and administrative cost line as a decrease on the Consolidated Statement of Operations to the Cost of revenues line as an increase for the three and twelve months ended December 31, 2020. The Company has also corrected the classification of certain current assets on the Consolidated Balance Sheet as of December 31, 2020 by decreasing accounts receivable of $13,713 and increasing other current assets by $13,713.

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

See Note 28 - Restatement of Prior Period Financial Statements, for additional information related to the restatement, including descriptions of the misstatements and the impacts on our consolidated financial statements.

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
In determining the fair value of a reporting unit, the Company estimates the fair value of a reporting unit using the fair value derived from the income approach. The market approach estimates fair value based on market multiples of revenue and earnings derived from comparable publicly traded companies with similar operating and investment characteristics as the reporting unit; whereas, the income approach uses a discounted cash flow (“DCF”) model. The DCF model determines the fair value of our reporting units based on projected future discounted cash flows, which include significant assumptions related to revenue growth rates, operating margins, anticipated future economic conditions, and the appropriate discount rates relative to risk and estimates of residual values.
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
Warrant Liabilities
The Company accounts for Private Placement Warrants for shares of the Company's ordinary stock that are not indexed to its own stock as liabilities at fair value on the balance sheet. The Private Placement Warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of Mark to market adjustment on financial instruments on the Consolidated Statements of Operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the ordinary stock warrants. At that time, the portion of the warrant liabilities related to the ordinary stock warrants will be reclassified to additional paid-in capital. The amount of expense recorded within the Consolidated Statement of Operations for each period as a result of the changes in fair value was $205,062 and $47,656 for the fiscal year end December 31, 2020 and 2019, respectively.

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

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
Revenue for these performance obligations are primarily recognized over the length of the contract (i.e. subscription revenue). Within the Life Sciences Product Line and resulting from the DRG acquisition, the Company provides analytics and syndicated research and syndicated databases through subscription and membership contracts and through the sale of single reports from the syndicated series. Subscription based revenues are recognized ratably over the period that the service is being provided, generally one year.
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
Earnings Per Share
The calculation of earnings per share is based on the weighted average number of ordinary shares or ordinary stock equivalents outstanding during the applicable period. The dilutive effect of ordinary stock equivalents is excluded from basic earnings per share and is included in the calculation of diluted earnings per share. Potentially dilutive securities include outstanding stock options. Employee equity share options and similar equity instruments granted by the Company are treated as potential ordinary shares outstanding in computing diluted earnings per share. Diluted shares outstanding are calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of benefits that would be recorded in Ordinary shares when the award becomes deductible for tax purposes are assumed to be used to repurchase shares.
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
Upon consummation of the 2019 Transaction, each outstanding share of ordinary stock of Churchill was converted into one ordinary share of the Company. At the closing of the 2019 Transaction, the Company Owners held approximately 74% of the issued and outstanding ordinary shares of the Company and stockholders of Churchill held approximately 26% of the issued and outstanding shares of the Company excluding the impact of (i) 52,800,000 warrants, (ii) approximately 24,806,793 compensatory options issued to the Company's management (based on number of options to purchase Jersey ordinary shares outstanding immediately prior to the 2019 Transaction, after giving effect to the exchange ratio described above) and (iii) 10,600,000 ordinary shares of Clarivate owned of record by the sponsor and available for distribution to certain individuals following the applicable lock-up and vesting restrictions.
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
Restated unaudited pro forma information for the Company for the periods presented as if the acquisition had occurred January 1, 2019 is as follows:

	As Restated
	Year ended December 31,
	2020	2019
Pro forma revenues, net	$1,284,419	$1,174,295
Pro forma net loss attributable to the Company's stockholders - (As Restated)	(303,457)	(304,846)
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

Restated unaudited pro forma information for the Company for the periods presented as if the acquisition had occurred January 1, 2019 is as follows:

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

	As Restated
	Year ended December 31,
	2020	2019
Pro forma revenues, net	$1,709,312	$1,498,485
Pro forma net loss attributable to the Company's stockholders - (As Restated)	(349,913)	(403,653)
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

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
Note 6: Accounts Receivable
Our accounts receivable balance consists of the following as of December 31, 2020 and 2019:

	Year ended December 31,
	2020	2019
Accounts receivable	$746,478	$350,369
Less: Accounts receivable allowance	(8,745)	(16,511)
Accounts receivable, net	$737,733	$333,858
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
Private Placement Warrants - The Company has determined that the Private Placement Warrants are subject to accounting treatment as a liability. The Company determined the fair value of each Private Placement Warrant at issuance and subsequent measurement periods using a Monte Carlo simulation approach for valuations performed through the August 14, 2019 modification described in Note 17 - Employment and Compensation Arrangements and a Black-Scholes option valuation model thereafter. Accordingly, the Private Placement Warrants issued are classified as Level 3 financial instruments. The assumptions in the models include, but are not limited to, risk-free interest rate, expected volatility of the Company’s and the peer group’s stock prices, dividend yield, and a discount for lack of marketability (“DLOM”) was applied to shares that are subject to remaining post vesting lock up restrictions.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The Company has determined that its forward contracts, included in other current assets, along with its interest rate swaps, included in Accrued expenses and other current liabilities and Other non-current liabilities according to the duration of related cash flows, reside within Level 2 of the fair value hierarchy.
In accordance with ASC 805, we estimated the fair value of the earn-outs using a Monte Carlo simulation. The amount of the earn-outs approximate fair value due to the short term nature of their remaining payments as of December 31, 2020 and December 31, 2019. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. As of December 31, 2020, the Company paid the remaining earn-out liabilities related to Publons and TrademarkVision. These acquisitions occurred in 2017 and 2018, respectively. The amounts payable were contingent upon the achievement of certain company specific milestones and performance metrics including number of cumulative users, cumulative reviews and annual revenue over a 1-year and 3-year period. Changes in the earn-out are recorded to Selling, general and administrative costs in the Consolidated Statements of Operations.
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
The following table summarizes the changes in Private Placement Warrant Liability as of December 31, 2020 and 2019.

Balance at December 31, 2018	$—
Merger recapitalization	64,157
Mark to market adjustment on financial instruments	47,656
Exercise of Private Placement Warrants	—
Balance at December 31, 2019	$111,813
Mark to market adjustment on financial instruments	205,062
Exercise of Private Placement Warrants	(4,124)
Balance at December 31, 2020	$312,751
There were no transfers of assets or liabilities between levels during the years ended December 31, 2020 and 2019.
The following table presents the changes in the earn-out for the years ended December 31, 2020 and 2019:

Balance at December 31, 2018	$7,075
Payment of earn-out liability(1)	(2,371)
Revaluations included in earnings	6,396
Balance at December 31, 2019	$11,100
Payment of earn-out liability (1)	(11,701)
Revaluations included in earnings	601
Balance at December 31, 2020	$—

(1) See Note 23 - Commitments and Contingencies for further details.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
The following table provides a summary of the Company’s assets and liabilities that were recognized at fair value on a recurring basis as at December 31, 2020 and 2019:

	As Restated
	December 31, 2020
	Level 1	Level 2	Level 3 (As Restated)	Total Fair Value
Assets
Forward contracts asset	$—	$8,574	$—	$8,574
Employee phantom share receivable asset	—	188,770	—	188,770
	—	197,344	—	197,344
Liabilities
Warrant liability (As Restated)	—	—	312,751	312,751
Employee phantom share liability - current	—	193,162	—	193,162
Employee phantom share liability - non-current	—	18,670	—	18,670
Forward contracts liability	—	106	—	106
Interest rate swap liability	—	5,159	—	5,159
Earn-out liability	—	—	—	—
Contingent stock liability	—	130,594	—	130,594
Total	$—	$347,691	$312,751	$660,442

	As Restated
	December 31, 2019
	Level 1	Level 2	Level 3 (As Restated)	Total Fair Value
Liabilities
Interest rate swap liability	$—	$2,778	$—	$2,778
Warrant liability (As Restated)	—	—	111,813	111,813
Earn-out liability	—	—	11,100	11,100
Total	$—	$2,778	$122,913	$125,691
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
Contract Balances

	Accounts receivable, net	Current portion of deferred revenues	Non-current portion of deferred revenues
Opening (1/1/2020)	$333,858	$407,325	$19,723
Closing (12/31/2020)	737,733	707,318	41,399
(Increase)/decrease	$(403,875)	$(299,993)	$(21,676)

Opening (1/1/2019)	$331,295	$391,102	$17,112
Closing (12/31/2019)	333,858	407,325	19,723
(Increase)/decrease	$(2,563)	$(16,223)	$(2,611)

Opening (1/1/2018)	$317,808	$361,260	$15,796
Closing (12/31/2018)	331,295	391,102	17,112
(Increase)/decrease	$(13,487)	$(29,842)	$(1,316)
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
Post-2019 Transaction
Immediately prior to the closing of the 2019 Transaction, there were 87,749,999 shares of Churchill ordinary stock issued and outstanding, consisting of (i) 68,999,999 public shares (Class A) and (ii) 18,750,000 founder shares (Class B). On May 13, 2019, in connection with the 2019 Transaction, all of the Class B ordinary stock converted into Class A ordinary stock of the post-combination company on a one-for-one basis, and effected the reclassification and conversion of all of the Class A ordinary stock and Class B ordinary stock into a single class of ordinary stock of Clarivate Plc. One stockholder elected to have one share redeemed in connection with the 2019 Transaction.
In June 2019, the Company formed the 2019 Incentive Award Plan under which employees of the Company may be eligible to purchase shares of the Company. See Note 17 - Employment and Compensation Arrangements for additional detail related to the 2019 Incentive Award Plan. In exchange for each share subscription purchased, the purchaser is entitled to a fully vested right to an ordinary share. At December 31, 2020 there were unlimited shares of ordinary stock authorized, and 606,329,598 shares issued and outstanding, with a par value of $0.00. The Company did not hold any shares as treasury shares as of December 31, 2020 or December 31, 2019. The Company’s ordinary stockholders are entitled to one vote per share.
Warrants
Upon consummation of the 2019 Transaction, the Company had warrants outstanding to purchase an aggregate of 52,800,000 ordinary shares. Each outstanding whole warrant of Churchill represents the right to purchase one ordinary share of the Company in lieu of one share of Churchill ordinary stock upon closing of the 2019 Transaction at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing upon the later of (i) 30 days after the completion of the 2019 Transaction and (ii) September 11, 2019. The holder does not have the right to exercise the Warrants to the extent that they would beneficially own in excess of 4.9% or 9.8% (as specified by the holder) of the shares of ordinary stock outstanding immediately after giving effect to such exercise. As of December 31, 2019, 100,114 warrants had been exercised.
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
Restricted Stock Units (“RSUs”)
RSUs typically vest from one to three years and are generally subject to either cliff vesting or graded vesting. RSUs do not have non-forfeitable rights to dividends or dividend equivalents. The fair value of RSUs is typically based on the fair value of our ordinary shares on the date of grant. We amortize the value of these awards to expense over the vesting period on a graded-scale basis. The Company recognizes forfeitures as they occur.

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
Warrants
In connection with the acquisition of Churchill Capital Corp consummated on May 13, 2019, the Company had warrants outstanding for certain individuals to purchase an aggregate of 52,800,000 ordinary shares with an exercise price of $11.50 per share, consisting of 34,500,000 public warrants and 18,300,000 Private Placement Warrants. As of December 31, 2020, no public warrants were outstanding. On November 23, 2020, one individual exercised warrants for 274,000 ordinary shares through a cashless redemption in which 110,484 shares were withheld to cover the exercise price. The net impact of the redemption was an issuance of 163,516 shares. As of December 31, 2020, there were 18,026,000 ordinary shares outstanding for Private Placement Warrants.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
The following table summarizes the changes in Private Placement Warrant shares outstanding as of December 31, 2020 and December 31, 2019.

	Number of Shares	Weighted Average Fair Value per Share
Outstanding at December 31, 2018	—	$—
Merger Recapitalization	18,300,000	3.51
Exercise of Private Placement Warrants	—	—
Outstanding at December 31, 2019	18,300,000	$6.11
Exercise of Private Placement Warrants	(274,000)	15.05
Outstanding at December 31, 2020	18,026,000	$17.35

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
In considering the terms of the transaction related awards, the Company notes that the time based vesting restrictions were not conditioned on any continuing or future service of the holders to the Company, and reflect “lock-up” periods of the issuable shares. Further, the above mentioned performance-based restrictions were considered market conditions pursuant to ASC 718, and are contemplated in the value of the awards. As such vesting restrictions were contemplated in conjunction with the granting of the merger shares (See Note 16 - Shareholders’ Equity), the Company considered such terms of the total basket of transaction awards in determination of the fair value of the awards. As no continued or future service was required by the holders of such awards, the Company recognized compensation expense in the second quarter of 2019 based on the fair value of such awards upon closing of the 2019 Transaction. The Company recognized $25,013 expense, net in Share-based compensation expense as of the date of the 2019 Transaction in accordance with the issuance of the merger shares offset by the addition of vesting terms to certain ordinary shares and warrants, as described above. The expense included the increases in value of $48,102 for the granting of merger shares, the increase in value of $1,193 for ordinary shares with only time vesting conditions, and the increase in value of shares purchased by the Founders immediately prior to the transaction of $4,411, all offset by the reduction in value of $9,396 for ordinary shares with performance vesting condition of $15.25, the reduction in value of $13,101 for ordinary shares with performance vesting condition of $17.50 and the reduction in value of $6,297 related to warrants. Pursuant to the Sponsor Agreement, certain founders of Churchill Capital Corp purchased an aggregate of 1,500,000 shares of Class B ordinary stock of Churchill immediately prior to the closing of the 2019 Transaction for an aggregate purchase price of $15,000.
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

Note 18: Income Taxes
Income tax (benefit)/expense on income/(loss) analyzed by jurisdiction is as follows:

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

	Year ended December 31,
	2020
	(As Restated)	2019	2018
Current
U.K.	$1,315	$677	$1,014
U.S. Federal	17,514	6,917	6,395
U.S. State	2,861	988	2,146
Other	15,847	9,959	11,061
Total current	37,537	18,541	20,616
Deferred
U.K.	(15,860)	—	85
U.S. Federal	(15,018)	(824)	(5,465)
U.S. State	(1,014)	(223)	(227)
Other	(7,947)	(7,293)	(9,360)
Total deferred	(39,839)	(8,340)	(14,967)

Total provision (benefit) for income taxes	$(2,302)	$10,201	$5,649

The components of pre-tax loss are as follows:

	Year ended December 31,
	2020	2019
	(As Restated)		2018
U.K. loss	$(317,417)	$(246,688)	$(222,043)
U.S. income (loss)	(38,817)	3,733	(11,880)
Other loss	42,063	(5,477)	(2,590)
Pre-tax loss	$(314,171)	$(248,432)	$(236,513)
A reconciliation of the statutory U.K. income tax rate to the Company’s effective tax rate is as follows:

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

	Year ended December 31,
	2020	2019
	As Restated		2018
Loss before tax:	$(314,171)	$(248,432)	$(236,513)
Income tax (benefit) provision	(2,302)	10,201	5,649

Statutory rate	19.0%	19.0%	19.0%
Effect of different tax rates	2.0%	(4.0)%	(1.2)%
BEAT	(2.1)%	(0.9)%	—%
Valuation Allowances	(22.4)%	(17.6)%	(18.0)%
Share-based compensation	7.4%	(0.2)%	(0.3)%
Other permanent differences	(1.2)%	(0.9)%	(0.4)%
Non-deductible transaction costs	(1.6)%	(1.7)%	—%
Withholding tax	(0.2)%	(0.5)%	(0.2)%
Tax indemnity	—%	3.0%	(2.7)%
Sale of Subsidiary	—%	—%	2.2%
Other	(0.2)%	(0.2)%	(0.8)%
Effective rate	0.7%	(4.1)%	(2.4)%

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
The tax effects of the significant components of temporary differences giving rise to the Company’s deferred income tax assets and liabilities are as follows:

	Year ended December 31,
	2020			2019
	As Originally Reported	Restatement Impact	As Restated	As Originally Reported	Restatement Impact	As Restated
Accounts receivable	$1,564	$—	$1,564	$1,346	$—	$1,346
Accrued expenses	4,271	—	4,271	4,461	—	4,461
Deferred revenue	12,020	—	12,020	2,679	—	2,679
Other assets	11,230	—	11,230	5,721	—	5,721
Unrealized gain/loss	208	—	208	94	—	94
Fixed assets, net	6,298	—	6,298	—	—	—
Debt issuance costs	14,879	—	14,879	3,176	—	3,176
Goodwill	125,880	—	125,880	—	—	—
Operating losses and tax attributes	355,334	4,946	360,280	177,853	8,102	185,955
Total deferred tax assets	531,684	4,946	536,630	195,330	8,102	203,432
Valuation allowances	(354,409)	(4,946)	(359,355)	(165,157)	(8,102)	(173,259)
Net deferred tax assets	177,275	—	177,275	30,173	—	30,173

Other identifiable intangible assets, net	(437,540)	—	(437,540)	(32,834)	—	(32,834)
Other liabilities	(72,210)	—	(72,210)	(21,012)	—	(21,012)
Goodwill	—	—	—	(4,233)	—	(4,233)
Fixed assets, net	—	—	—	(1,153)	—	(1,153)
Total deferred tax liabilities	(509,750)	—	(509,750)	(59,232)	—	(59,232)
Net deferred tax liabilities	$(332,475)	$—	$(332,475)	$(29,059)	$—	$(29,059)
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
The Company is required to assess the realization of its deferred tax assets and the need for a valuation allowance. The assessment requires judgment on the part of management with respect to benefits that could be realized from future taxable income. The valuation allowance is $359,355 and $173,259 at December 31, 2020 and 2019, respectively against certain deferred tax assets, as it more likely than not that such amounts will not be fully realized. During the years ended December 31, 2020 and 2019, the valuation allowance increased by $186,096 and $39,403, respectively.
At December 31, 2020, the Company had U.S. federal tax loss carryforwards of $548,700, U.K. tax loss carryforwards of $519,968, U.S. state tax loss carryforwards of $444,023, Japan tax loss carryforwards of $67,281, and tax loss carryforwards in other foreign jurisdictions of $132,983, respectively. The majority of the unrecognized tax loss carryforwards relate to UK and U.S. The carryforward period for US federal tax losses is twenty years for losses generated in tax years ended prior to December 31, 2017. The expiration period for these losses begins in 2036. For US losses generated in tax years beginning after January 1, 2018, the carryforward period is indefinite. The carryforward period for the U.K. tax losses is indefinite. The carryforward period for US state losses varies, and the expiration period is between 2020 and 2039. The carryforward period for the Japan tax losses is nine years, and the expiration period begins in 2025. The carryforward period of other losses varies by jurisdiction.
The Company has not provided income taxes and withholding taxes on the undistributed earnings of foreign subsidiaries as of December 31, 2020 because the Company has determined that the amount of such taxes would not be significant. The Company is not permanently reinvesting its foreign earnings offshore.
Deferred Tax Valuation Allowance
The following table shows the change in the deferred tax valuation as follows:

	December 31,
	2020			2019
	As Originally Reported	Restatement Impact	As Restated	As Originally Reported	Restatement Impact	As Restated	2018
Beginning Balance, January 1	$165,157	$8,102	$173,259	$133,856	$—	$133,856	$92,944
Change Charged to Expense/(Income)	49,984	(3,156)	46,828	30,854	8,102	38,956	41,629
Change Charged to CTA	1,667	—	1,667	447	—	447	381
Change Charged to OCI	—	—	—	—	—	—	(1,098)
Change Charged to Goodwill	137,601	—	137,601	—	—	—	—
Ending Balance, December 31	$354,409	$4,946	$359,355	$165,157	$8,102	$173,259	$133,856

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
 The basic and diluted EPS computations, as restated, for our ordinary stock are calculated as follows (in thousands, except share and per share amounts):

	Year ended December 31,
	As Restated
	2020	2019	2018
Basic/Diluted EPS
Income (loss) available to ordinary stockholders	$(311,869)	$(258,633)	$(242,162)

Basic and diluted weighted-average number of ordinary shares outstanding	428,600,690	273,883,342	217,472,870
Basic and diluted EPS	$(0.73)	$(0.94)	$(1.11)

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
(1) The year ended December 31, 2018 includes revenue of $20,450 generated by the IPM Product Line. We sold the IPM Product Line in October 2018.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
Adjusted EBITDA by segment
The following table presents segment profitability and a reconciliation to net income for the periods indicated:

	As Restated
	Year Ended December 31,
	2020	2019	2018
Science Segment Adjusted EBITDA	$344,000	$240,602	$227,709
Intellectual Property Segment Adjusted EBITDA	142,600	53,463	45,152
Total Adjusted EBITDA	$486,600	$294,065	$272,861
Benefit (provision) for income taxes	2,302	(10,201)	(5,649)
Depreciation and amortization	(303,150)	(200,542)	(237,225)
Interest, net	(111,914)	(157,689)	(130,805)
Transition services agreement costs	(650)	(10,481)	(55,764)
Mark to market on financial instruments	(205,062)	(47,656)	—
Transition, transformation and integration expense	(3,440)	(24,372)	(69,185)
Deferred revenues adjustment	(23,101)	(438)	(3,152)
Transaction related costs	(97,499)	(46,214)	(2,457)
Share-based compensation expense	(41,650)	(51,383)	(13,715)
Gain on sale of assets[1]	28,140	—	36,072
Tax indemnity asset	—	—	(33,819)
IPM adjusted operating margin	—	—	5,897
Restructuring	(47,595)	(15,670)	—
Legal Settlement	—	39,399	—
Impairment on assets held for sale	—	(18,431)	—
Other	5,150	(9,020)	(5,221)
Net income attributable to Clarivate	$(311,869)	$(258,633)	$(242,162)
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
Warrant Liabilities
Under Accounting Standards Codification 815, Derivatives and Hedging, ("ASC 815"), warrant instruments that do not meet the criteria to be considered indexed to an entity's own stock shall be initially classified as a liability at their estimated fair values, regardless of the likelihood that such instruments will ever be settled in cash. In periods subsequent to issuance, changes in the estimated fair value of the liabilities are reported through earnings.
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
In conjunction with the acquisition of DRG, the Company agreed to pay up to 2,895,638 shares as contingent stock consideration, valued at $58,897 on the closing date of the acquisition. See Note 4 - Business Combinations for more information on the contingent stock consideration. Amounts payable are contingent upon any indemnity losses or claims to indemnity losses occurring within that one-year period. The liability increased by $27,132 during the year ended December 31, 2020, due to an increase in the estimated fair value of this contingent stock consideration, which resulted in a liability of $86,029 as of December 31, 2020. The outstanding balance was included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets as of December 31, 2020.
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
One of our independent directors has an immediate family member who is a member of management within one of Clarivate’s customers. Total revenue from the Customer was $1,497 and $33 for the years ended December 31, 2020 and 2019, respectively. The Company had $100 and $4 outstanding receivables as of December 31, 2020 and 2019, respectively. This vendor was not a related party in 2018.

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

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
Note 26: Quarterly Financial Data (Unaudited)

The following table summarizes certain quarterly results of operations (in thousands except per share data):

	(As Restated)
	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$240,592	$273,500	$284,360	$455,595
Income (loss) from operations	$(28,308)	$14,246	$(12,664)	$29,531
Net income (loss) - (As Restated)	$(129,633)	$(25,281)	$(181,986)	$25,031

Earnings per share:
Basic - (As Restated)	$(0.38)	$(0.07)	$(0.47)	$0.04
Diluted - (As Restated)	$(0.38)	$(0.07)	$(0.47)	$0.01

	(As Restated)
	2019
	First Quarter (2)	Second Quarter	Third Quarter (1)	Fourth Quarter
Revenues	$234,025	$242,309	$242,998	$255,013
Loss from operations	$(25,920)	$(36,581)	$(3,555)	$(16,431)
Net loss - (As Restated)	$(59,260)	$(103,948)	$(11,005)	$(84,421)

Earnings per share:
Basic - (As Restated)	$(0.27)	$(0.39)	$(0.04)	$(0.28)
Diluted - (As Restated)	$(0.27)	$(0.39)	$(0.04)	$(0.28)
(1) In September 2019, the Company settled a confidential claim that resulted in a gain of $39,399. The net gain was recorded in Legal settlement within the Interim Condensed Consolidated Statement of Operations during the three months ended September 30, 2019 and the year ended December 31, 2019.
(2) The first quarter of 2019 is as reported without any changes as a result of the restatement given the consummation of the Churchill transaction in May of 2019.

Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements

We have restated herein our previously issued unaudited condensed consolidated financial statements for each interim period within the fiscal years ended December 31, 2020 and 2019. See Note 28 - Restatement of Prior Period Financial Statements, for additional information.

The following tables represent our restated unaudited condensed consolidated financial statements for each quarter-to-date and year-to-date interim period within the fiscal years ended December 31, 2020 and 2019. The 2020 quarterly restatements will be effective with the filing of our future 2021 unaudited interim condensed consolidated financial statement filings in Quarterly Reports on Form 10-Q.

The values as previously reported for the fiscal quarters ended September 30, 2020, June 30, 2020, and March 31, 2020 were derived from our Quarterly Reports on Form 10-Q filed on October 29, 2020, July 30, 2020 and May 4, 2020, respectively. The values as previously reported for the fiscal quarters ended September 30, 2019 and June 30, 2019 were derived from our Quarterly Reports on Form F-1 filed on December 2, 2019 and September 3, 2019, respectively. The values as previously reported for the fiscal quarter ended March 31, 2019 were derived from our

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
Quarterly Report on Form 6-K filed on May 15, 2019. See Note 28 - Restatement of Prior Period Financial Statements, for a description of the misstatements in each category of restatements referenced by (a) and (b).

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

Condensed Consolidated Balance Sheets (unaudited)
	As Restated
	As of September 30, 2020	As of June 30, 2020	As of March 31, 2020	As of September 30, 2019	As of June 30, 2019
Assets
Current assets:
Cash and cash equivalents	$601,075	$608,522	$308,021	$88,812	$43,063
Restricted cash	567	2,010	2,850	9	9
Accounts receivable, net of allowance for doubtful accounts of $9,744, $11,074, $15,072, $16,392, $17,192 at September 30, 2020, June 30, 2020, March 31, 2020, September 30, 2019 and June 30, 2019, respectively	238,638	279,160	343,177	226,997	270,584
Prepaid expenses	49,240	51,440	52,101	34,927	39,238
Other current assets	18,672	18,960	22,099	10,528	12,577
Assets held for sale	36,059	—	—	—	—
Total current assets	944,251	960,092	728,248	361,273	365,471
Computer hardware and other property, net	23,618	24,324	22,953	20,185	18,490
Other intangible assets, net	2,217,227	2,261,549	2,282,348	1,856,346	1,884,521
Goodwill	1,818,354	1,824,258	1,823,084	1,281,504	1,282,842
Other non-current assets	21,836	22,178	22,818	19,368	23,890
Deferred income taxes	25,520	17,161	15,646	19,808	18,072
Operating lease right-of-use assets	99,908	100,622	103,995	91,809	94,950
Total Assets	$5,150,714	$5,210,184	$4,999,092	$3,650,293	$3,688,236

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$19,898	$22,068	$28,583	$27,908	$30,396
Accrued expenses and other current liabilities	253,341	228,474	239,661	162,303	126,843
Current portion of deferred revenues	326,098	424,187	472,101	330,786	404,753
Current portion of operating lease liabilities	25,691	24,067	25,375	23,953	24,980
Current portion of long-term debt	12,600	12,600	12,600	15,345	15,345
Liabilities held for sale	25,048	—	—	—	—
Total current liabilities	662,676	711,396	778,320	560,295	602,317
Long-term debt	1,910,993	1,913,214	1,915,452	1,305,364	1,307,919
Warrant liabilities	335,988	191,235	167,445	112,179	90,343
Tax receivable agreement	—	—	—	264,000	264,000
Non-current portion of deferred revenues	24,080	19,116	18,774	21,299	22,236
Other non-current liabilities	19,990	16,959	18,553	17,278	19,719
Deferred income taxes	95,527	86,247	94,638	39,256	42,582
Operating lease liabilities	79,147	80,663	80,229	69,694	72,171
Total liabilities	3,128,401	3,018,830	3,073,411	2,389,365	2,421,287
Commitments and contingencies
Shareholders' equity:
Ordinary Shares, no par value; unlimited shares authorized at September 30, 2020, June 30, 2020, March 31, 2020, September 30, 2019 and June 30, 2019; 389,220,967, 387,335,119, 364,938,052, 306,050,763 and 305,268,497 shares issued and outstanding at September 30, 2020, June 30, 2020, March 31, 2020, September 30, 2019 and June 30, 2019, respectively	3,264,619	3,262,110	2,968,876	2,074,360	2,064,652
Accumulated other comprehensive income (loss)	(5,193)	(15,629)	(13,349)	(6,959)	(2,235)
Accumulated deficit	(1,237,113)	(1,055,127)	(1,029,846)	(806,473)	(795,469)
Total shareholders' equity	2,022,313	2,191,354	1,925,681	1,260,928	1,266,949
Total Liabilities and Shareholders' Equity	$5,150,714	$5,210,184	$4,999,092	$3,650,293	$3,688,236

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

Condensed Consolidated Statements of Operations (unaudited)
	As Restated		As Restated		As Restated
	September 30, 2020		June 30, 2020		March 31, 2020
	Three Months Ended	Nine Months Ended	Three Months Ended	Six Months Ended	Three Months Ended
Revenues, net	$284,360	$798,452	$273,500	$514,092	$240,592
Operating expenses:
Cost of revenues, excluding depreciation and amortization	(93,554)	(268,614)	(92,379)	(175,060)	(82,682)
Selling, general and administrative costs, excluding depreciation and amortization	(131,526)	(368,247)	(103,665)	(236,721)	(133,055)
Depreciation	(2,918)	(8,151)	(2,904)	(5,233)	(2,329)
Amortization	(65,696)	(168,049)	(53,241)	(102,353)	(49,112)
Restructuring and impairment	(3,192)	(26,792)	(15,846)	(23,600)	(7,754)
Other operating income, net	(138)	14,675	8,781	14,813	6,032
Total operating expenses	(297,024)	(825,178)	(259,254)	(528,154)	(268,900)
Loss from operations	(12,664)	(26,726)	14,246	(14,062)	(28,308)
Mark to market on financial instruments	(144,753)	(224,175)	(23,790)	(79,422)	(55,632)
Interest expense, net	(20,244)	(72,306)	(21,122)	(52,062)	(30,940)
Loss before income tax	(177,661)	(323,207)	(30,666)	(145,546)	(114,880)
Provision for income taxes	(4,325)	(13,693)	5,385	(9,368)	(14,753)
Net loss	$(181,986)	$(336,900)	$(25,281)	$(154,914)	$(129,633)

Per share:
Basic and diluted	$(0.47)	$(0.91)	$(0.07)	$(0.43)	$(0.38)

Weighted average shares used to compute earnings per share:
Basic and diluted	387,845,438	369,019,802	375,877,260	359,503,556	343,129,833

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

Condensed Consolidated Statements of Operations (unaudited)
	As Restated		As Restated
	September 30, 2019		June 30, 2019
	Three Months Ended	Nine Months Ended	Three Months Ended	Six Months Ended
Revenues, net	$242,998	$719,332	$242,309	$476,334
Operating expenses:
Cost of revenues, excluding depreciation and amortization	(89,158)	(266,666)	(88,287)	(177,508)
Selling, general and administrative costs, excluding depreciation and amortization	(115,515)	(376,611)	(154,147)	(261,096)
Depreciation	(2,281)	(6,463)	(2,131)	(4,182)
Amortization	(41,656)	(138,694)	(40,932)	(97,038)
Other operating income, net	2,057	3,047	6,607	990
Total operating expenses	(246,553)	(785,387)	(278,890)	(538,834)
Income (loss) from operations	(3,555)	(66,055)	(36,581)	(62,500)
Mark to market on financial instruments	(21,836)	(48,022)	(26,187)	(26,187)
Legal settlement	39,399	39,399	—	—
Interest expense, net	(23,369)	(93,938)	(37,468)	(70,569)
Loss before income tax	(9,361)	(168,616)	(100,236)	(159,256)
Provision for income taxes	(1,644)	(5,596)	(3,712)	(3,952)
Net loss	$(11,005)	$(174,212)	$(103,948)	$(163,208)

Per share:
Basic	$(0.04)	$(0.66)	$(0.39)	$(0.68)
Diluted	$(0.04)	$(0.66)	$(0.39)	$(0.68)

Weighted average shares used to compute earnings per share:
Basic	305,428,062	262,894,388	264,762,720	241,275,061
Diluted	328,854,063	262,894,388	264,762,720	241,275,061

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)
	As Restated		As Restated		As Restated
	September 30, 2020		June 30, 2020		March 31, 2020
	Three Months Ended	Nine Months Ended	Three Months Ended	Six Months Ended	Three Months Ended
Net loss	$(181,986)	$(336,900)	$(25,281)	$(154,914)	$(129,633)
Other comprehensive income (loss), net of tax:
Interest rate swaps	1,092	(2,052)	(254)	(3,144)	(2,890)
Actuarial gain (loss)	(15)	(57)	25	(42)	(67)
Foreign currency translation adjustments	9,359	1,795	(2,051)	(7,564)	(5,513)
Total other comprehensive income (loss), net of tax	10,436	(314)	(2,280)	(10,750)	(8,470)
Comprehensive loss	$(171,550)	$(337,214)	$(27,561)	$(165,664)	$(138,103)

	As Restated		As Restated
	September 30, 2019		June 30, 2019
	Three Months Ended	Nine Months Ended	Three Months Ended	Six Months Ended
Net loss	$(11,005)	$(174,212)	$(103,948)	$(163,208)
Other comprehensive income (loss), net of tax:
Interest rate swaps	(1,061)	(6,852)	(3,845)	(5,791)
Actuarial gain	19	49	11	30
Foreign currency translation adjustments	(3,682)	(5,514)	(8)	(1,832)
Total other comprehensive loss, net of tax	(4,724)	(12,317)	(3,842)	(7,593)
Comprehensive loss	$(15,729)	$(186,529)	$(107,790)	$(170,801)

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

Condensed Consolidated Statements of Cash Flows (unaudited)
	As Restated	As Restated	As Restated
	Nine Months Ended September 30, 2020	Six Months Ended June 30, 2020	Three Months Ended March 31, 2020
Cash Flows From Operating Activities
Net Loss	$(336,900)	$(154,914)	$(129,633)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	176,200	107,586	51,441
Bad debt expense	1,830	787	—
Gain on sale of line of business	—	(395)	—
Deferred income tax benefit	(7,420)	(6,641)	4,214
Share-based compensation	26,344	20,824	16,502
Restructuring and impairment	4,880	4,771	—
Gain on foreign currency forward contracts	(2,903)	—	—
Mark to market adjustment on contingent and phantom shares (1)	30,839	5,763	1,187
Mark to market adjustment on warrant shares (As Restated)	224,175	79,422	55,632
Gain on disposal of business	(1,052)	—	—
Deferred finance charges	3,140	2,072	1,008
Other operating activities	(3,902)	(8,568)	(7,015)
Changes in operating assets and liabilities:
Accounts receivable	129,398	93,036	29,279
Prepaid expenses	(13,335)	(6,693)	(7,349)
Other assets	62,818	58,218	54,644
Accounts payable	(8,394)	(5,851)	758
Accrued expenses and other current liabilities (1)	(65,062)	(21,142)	(13,222)
Deferred revenues	(93,926)	(6,073)	40,726
Operating lease right of use assets	5,826	4,698	5,919
Operating lease liabilities	(6,611)	(5,439)	(5,876)
Other liabilities	2,077	(53,899)	(52,109)
Net cash provided by operating activities	128,022	107,562	46,106

Cash Flows From Investing Activities
Capital expenditures	(78,597)	(52,651)	(19,395)
Acquisitions, net of cash acquired	(885,323)	(885,323)	(885,323)
Acquisition of intangible assets	(5,982)	(5,982)	—
Proceeds from sale of product line, net of restricted cash	3,751	3,751	3,751
Net cash used in investing activities	(966,151)	(940,205)	(900,967)

Cash Flows From Financing Activities
Principal payments on term loan	(9,450)	(6,300)	(3,150)
Repayments of revolving credit facility	(65,000)	(65,000)	(65,000)
Payment of debt issuance costs	(5,267)	(5,267)	(5,014)
Contingent purchase price payment	(4,115)	(4,115)	(4,115)
Proceeds from issuance of debt	360,000	360,000	360,000
Proceeds from issuance of ordinary shares	843,752	843,766	540,597

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

Condensed Consolidated Statements of Cash Flows (unaudited)
	As Restated	As Restated	As Restated
	Nine Months Ended September 30, 2020	Six Months Ended June 30, 2020	Three Months Ended March 31, 2020
Proceeds from warrant exercises (As Restated)	277,526	277,526	277,526
Proceeds from stock options exercised	1,307	1,182	1,182
Payments related to tax withholding for stock-based compensation	(28,674)	(25,538)	(10,420)
Net cash provided by (used in) financing activities	1,370,079	1,376,254	1,091,606

Effects of exchange rates	(6,447)	(9,218)	(2,013)
Net increase in cash and cash equivalents, and restricted cash	525,503	534,393	234,732

Beginning of period:
Cash and cash equivalents	76,130	76,130	76,130
Restricted cash	9	9	9
Total cash and cash equivalents, and restricted cash, beginning of period	76,139	76,139	76,139
Cash and cash equivalents, and restricted cash, end of period	601,642	610,532	310,871

End of period:
Cash and cash equivalents	601,075	608,522	308,021
Restricted cash	567	2,010	2,850
Total cash and cash equivalents, and restricted cash, end of period	$601,642	$610,532	$310,871

Supplemental Cash Flow Information
Cash paid for interest	$61,796	$42,187	$11,405
Cash paid for income tax	$20,147	$8,028	$4,797
Capital expenditures included in accounts payable	$922	$1,819	$9,528

(1) Includes change in the presentation of DRG contingent stock of $5,763 for the six months ended June 30, 2020, and $1,187 for the three months ended March 31, 2020.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

Condensed Consolidated Statements of Cash Flows (unaudited)
	As Restated	As Restated
	Nine Months Ended September 30, 2019	Six Months Ended June 30, 2019
Cash Flows From Operating Activities
Net Loss	$(174,212)	$(163,208)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	145,157	101,220
Bad debt expense	1,869	2,478
Deferred income tax benefit	(8,222)	(4,603)
Share-based compensation	46,675	37,108
Mark to market adjustment on warrant shares (As Restated)	48,022	26,187
Deferred finance charges	14,678	13,144
Other operating activities	(1,708)	(1,492)
Changes in operating assets and liabilities:
Accounts receivable	99,470	57,607
Prepaid expenses	(3,010)	(7,125)
Other assets	7,977	3,919
Accounts payable	(9,662)	(8,018)
Accrued expenses and other current liabilities	3,388	(28,827)
Deferred revenues	(51,100)	19,404
Operating lease right of use assets	9,438	6,297
Operating lease liabilities	(9,934)	(6,434)
Other liabilities	(6,338)	(4,770)
Net cash provided by operating activities	112,488	42,887

Cash Flows From Investing Activities
Capital expenditures	(43,681)	(24,871)
Acquisition of intangible assets	(2,625)	—
Net cash used in investing activities	(46,306)	(24,871)

Cash Flows From Financing Activities
Proceeds from revolving credit facility	5,000	5,000
Principal payments on term loan	(641,508)	(637,672)
Repayments of revolving credit facility	(50,000)	(50,000)
Proceeds from reverse recapitalization	682,087	682,087
	278	137
Net cash used in financing activities	(4,143)	(448)

Effects of exchange rates	1,198	(80)

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

Condensed Consolidated Statements of Cash Flows (unaudited)
	As Restated	As Restated
	Nine Months Ended September 30, 2019	Six Months Ended June 30, 2019
Net increase in cash and cash equivalents, and restricted cash	63,237	17,488

Beginning of period:
Cash and cash equivalents	25,575	25,575
Restricted cash	9	9
Total cash and cash equivalents, and restricted cash, beginning of period	25,584	25,584
Cash and cash equivalents, and restricted cash, end of period	88,821	43,072

End of period:
Cash and cash equivalents	88,812	43,063
Restricted cash	9	9
Total cash and cash equivalents, and restricted cash, end of period	$88,821	$43,072

Supplemental Cash Flow Information
Cash paid for interest	$69,711	$57,551
Cash paid for income tax	$21,128	$14,573
Capital expenditures included in accounts payable	$9,759	$7,697
Tax receivable agreement included in liabilities	$264,000	$264,000
Assets received as reverse recapitalization capital	$1,877	$1,877
Liabilities assumed as reduction of reverse recapitalization capital	$5,910	$5,910

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

Condensed Consolidated Balance Sheets (unaudited)
	As of September 30, 2020
	As Originally Reported	Restatement Impacts	Restatement Reference	As Restated
Assets
Current assets:
Cash and cash equivalents	$601,075	$—		$601,075
Restricted cash	567	—		567
Accounts receivable, net of allowance for doubtful accounts of $9,744 at September 30, 2020	238,638	—		238,638
Prepaid expenses	49,240	—		49,240
Other current assets	18,672	—		18,672
Assets held for sale	36,059	—		36,059
Total current assets	944,251	—		944,251
Computer hardware and other property, net	23,618	—		23,618
Other intangible assets, net	2,217,227	—		2,217,227
Goodwill	1,818,354	—		1,818,354
Other non-current assets	21,836	—		21,836
Deferred income taxes	25,520	—		25,520
Operating lease right-of-use assets	99,908	—		99,908
Total Assets	$5,150,714	$—		$5,150,714

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$19,898	$—		$19,898
Accrued expenses and other current liabilities	253,341	—		253,341
Current portion of deferred revenues	326,098	—		326,098
Current portion of operating lease liabilities	25,691	—		25,691
Current portion of long-term debt	12,600	—		12,600
Liabilities held for sale	25,048	—		25,048
Total current liabilities	662,676	—		662,676
Long-term debt	1,910,993	—		1,910,993
Warrant liabilities	—	335,988	(a)	335,988
Non-current portion of deferred revenues	24,080	—		24,080
Other non-current liabilities	19,990	—		19,990
Deferred income taxes	95,527	—		95,527
Operating lease liabilities	79,147	—		79,147
Total liabilities	2,792,413	335,988		3,128,401
Commitments and contingencies
Shareholders' equity:
Ordinary Shares, no par value; unlimited shares authorized at September 30, 2020; 389,220,967 shares issued and outstanding at September 30, 2020	3,328,776	(64,157)	(a)	3,264,619
Accumulated other comprehensive income (loss)	(5,193)	—		(5,193)
Accumulated deficit	(965,282)	(271,831)	(a)	(1,237,113)
Total shareholders' equity	2,358,301	(335,988)		2,022,313
Total Liabilities and Shareholders' Equity	$5,150,714	$—		$5,150,714

(a) Warrant liabilities—The correction of these misstatements resulted in an increase to warrant share liabilities in the amount of $335,988, a decrease to ordinary shares of $(64,157), and an increase to accumulated deficit of $(271,831).

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

Condensed Consolidated Balance Sheets (unaudited)
	As of June 30, 2020
	As Originally Reported	Restatement Impacts	Restatement Reference	As Restated
Assets
Current assets:
Cash and cash equivalents	$608,522	$—		$608,522
Restricted cash	2,010	—		2,010
Accounts receivable, net of allowance for doubtful accounts of $11,074 at June 30, 2020	279,160	—		279,160
Prepaid expenses	51,440	—		51,440
Other current assets	18,960	—		18,960
Assets held for sale	—	—		—
Total current assets	960,092	—		960,092
Computer hardware and other property, net	24,324	—		24,324
Other intangible assets, net	2,261,549	—		2,261,549
Goodwill	1,824,258	—		1,824,258
Other non-current assets	22,178	—		22,178
Deferred income taxes	17,161	—		17,161
Operating lease right-of-use assets	100,622	—		100,622
Total Assets	$5,210,184	$—		$5,210,184

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$22,068	$—		$22,068
Accrued expenses and other current liabilities	228,474	—		228,474
Current portion of deferred revenues	424,187	—		424,187
Current portion of operating lease liabilities	24,067	—		24,067
Current portion of long-term debt	12,600	—		12,600
Liabilities held for sale	—	—		—
Total current liabilities	711,396	—		711,396
Long-term debt	1,913,214	—		1,913,214
Warrant liabilities	—	191,235	(a)	191,235
Non-current portion of deferred revenues	19,116	—		19,116
Other non-current liabilities	16,959	—		16,959
Deferred income taxes	86,247	—		86,247
Operating lease liabilities	80,663	—		80,663
Total liabilities	2,827,595	191,235		3,018,830
Commitments and contingencies
Shareholders' equity:
Ordinary Shares, no par value; unlimited shares authorized at June 30, 2020; 387,335,119 shares issued and outstanding at June 30, 2020, respectively;	3,326,267	(64,157)	(a)	3,262,110
Accumulated other comprehensive income (loss)	(15,629)	—		(15,629)
Accumulated deficit	(928,049)	(127,078)	(a)	(1,055,127)
Total shareholders' equity	2,382,589	(191,235)		2,191,354
Total Liabilities and Shareholders' Equity	$5,210,184	$—		$5,210,184

(a) Warrant liabilities—The correction of these misstatements resulted in an increase to warrant share liabilities in the amount of $191,235, a decrease to ordinary shares of $(64,157), and an increase to accumulated deficit of $(127,078).

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

Condensed Consolidated Balance Sheets (unaudited)
	As of March 31, 2020
	As Originally Reported	Restatement Impacts	Restatement Reference	As Restated
Assets
Current assets:
Cash and cash equivalents	$308,021	$—		$308,021
Restricted cash	2,850	—		2,850
Accounts receivable, net of allowance for doubtful accounts of $15,072 at March 31, 2020	343,177	—		343,177
Prepaid expenses	52,101	—		52,101
Other current assets	22,099	—		22,099
Assets held for sale	—	—		—
Total current assets	728,248	—		728,248
Computer hardware and other property, net	22,953	—		22,953
Other intangible assets, net	2,282,348	—		2,282,348
Goodwill	1,823,084	—		1,823,084
Other non-current assets	22,818	—		22,818
Deferred income taxes	15,646	—		15,646
Operating lease right-of-use assets	103,995	—		103,995
Total Assets	$4,999,092	$—		$4,999,092

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$28,583	$—		$28,583
Accrued expenses and other current liabilities	239,661	—		239,661
Current portion of deferred revenues	472,101	—		472,101
Current portion of operating lease liabilities	25,375	—		25,375
Current portion of long-term debt	12,600	—		12,600
Liabilities held for sale	—	—		—
Total current liabilities	778,320	—		778,320
Long-term debt	1,915,452	—		1,915,452
Warrant liabilities	—	167,445	(a)	167,445
Non-current portion of deferred revenues	18,774	—		18,774
Other non-current liabilities	18,553	—		18,553
Deferred income taxes	94,638	—		94,638
Operating lease liabilities	80,229	—		80,229
Total liabilities	2,905,966	167,445		3,073,411
Commitments and contingencies
Shareholders' equity:
Ordinary Shares, no par value; unlimited shares authorized at March 31, 2020; 364,938,052 shares issued and outstanding at March 31, 2020	3,033,033	(64,157)	(a)	2,968,876
Accumulated other comprehensive income (loss)	(13,349)	—		(13,349)
Accumulated deficit	(926,558)	(103,288)	(a)	(1,029,846)
Total shareholders' equity	2,093,126	(167,445)		1,925,681
Total Liabilities and Shareholders' Equity	$4,999,092	$—		$4,999,092

(a) Warrant liabilities—The correction of these misstatements resulted in an increase to warrant share liabilities in the amount of $167,445, a decrease to ordinary shares of $(64,157), and an increase to accumulated deficit of $(103,288).

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

Condensed Consolidated Balance Sheets (unaudited)
	As of September 30, 2019
	As Originally Reported	Restatement Impacts	Restatement Reference	As Restated
Assets
Current assets:
Cash and cash equivalents	$88,812	$—		$88,812
Restricted cash	9	—		9
Accounts receivable, less allowance for doubtful accounts of $16,392 at September 30, 2019	226,997	—		226,997
Prepaid expenses	34,927	—		34,927
Other current assets	10,528	—		10,528
Total current assets	361,273	—		361,273
Computer hardware and other property, net	20,185	—		20,185
Other intangible assets, net	1,856,346	—		1,856,346
Goodwill	1,281,504	—		1,281,504
Other non-current assets	19,368	—		19,368
Deferred income taxes	19,808	—		19,808
Operating lease right-of-use assets	91,809	—		91,809
Total Assets	$3,650,293	$—		$3,650,293

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$27,908	$—		$27,908
Accrued expenses and other current liabilities	162,303	—		162,303
Current portion of deferred revenues	330,786	—		330,786
Current portion of operating lease liabilities	23,953	—		23,953
Current portion of long-term debt	15,345	—		15,345
Total current liabilities	560,295	—		560,295
Long-term debt	1,305,364	—		1,305,364
Tax receivable agreement	264,000	—		264,000
Warrant liabilities	—	112,179	(a)	112,179
Non-current portion of deferred revenues	21,299	—		21,299
Other non-current liabilities	17,278	—		17,278
Deferred income taxes	39,256	—		39,256
Operating lease liabilities	69,694	—		69,694
Total liabilities	2,277,186	112,179		2,389,365
Commitments and contingencies
Shareholders' equity:
Ordinary Shares, no par value; unlimited shares authorized at September 30, 2019; 306,050,763 shares issued and outstanding at September 30, 2019	2,138,517	(64,157)	(a)	2,074,360
Accumulated other comprehensive income (loss)	(6,959)	—		(6,959)
Accumulated deficit	(758,451)	(48,022)	(a)	(806,473)
Total shareholders' equity	1,373,107	(112,179)		1,260,928
Total Liabilities and Shareholders' Equity	$3,650,293	$—		$3,650,293

(a) Warrant liabilities—The correction of these misstatements resulted in an increase to warrant share liabilities in the amount of $112,179, a decrease to ordinary shares of $64,157, and an increase to accumulated deficit of $48,022.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

Condensed Consolidated Balance Sheets (unaudited)
	As of June 30, 2019
	As Originally Reported	Restatement Impacts	Restatement Reference	As Restated
Assets
Current assets:
Cash and cash equivalents	$43,063	$—		$43,063
Restricted cash	9	—		9
Accounts receivable, less allowance for doubtful accounts of $17,192 at June 30, 2019	270,584	—		270,584
Prepaid expenses	39,238	—		39,238
Other current assets	12,577	—		12,577
Total current assets	365,471	—		365,471
Computer hardware and other property, net	18,490	—		18,490
Other intangible assets, net	1,884,521	—		1,884,521
Goodwill	1,282,842	—		1,282,842
Other non-current assets	23,890	—		23,890
Deferred income taxes	18,072	—		18,072
Operating lease right-of-use assets	94,950	—		94,950
Total Assets	$3,688,236	$—		$3,688,236

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$30,396	$—		$30,396
Accrued expenses and other current liabilities	126,843	—		126,843
Current portion of deferred revenues	404,753	—		404,753
Current portion of operating lease liabilities	24,980	—		24,980
Current portion of long-term debt	15,345	—		15,345
Total current liabilities	602,317	—		602,317
Long-term debt	1,307,919	—		1,307,919
Tax receivable agreement	264,000	—		264,000
Warrant liabilities	—	90,343	(a)	90,343
Non-current portion of deferred revenues	22,236	—		22,236
Other non-current liabilities	19,719	—		19,719
Deferred income taxes	42,582	—		42,582
Operating lease liabilities	72,171	—		72,171
Total liabilities	2,330,944	90,343		2,421,287
Commitments and contingencies
Shareholders' equity:
Ordinary Shares, no par value; unlimited shares authorized at June 30, 2019; 305,268,497 shares issued and outstanding at June 30, 2019	2,128,809	(64,157)	(a)	2,064,652
Accumulated other comprehensive income (loss)	(2,235)	—		(2,235)
Accumulated deficit	(769,282)	(26,187)	(a)	(795,469)
Total shareholders' equity	1,357,292	(90,343)		1,266,949
Total Liabilities and Shareholders' Equity	$3,688,236	$—		$3,688,236

(a) Warrant liabilities—The correction of these misstatements resulted in an increase to warrant share liabilities in the amount of $90,343, a decrease to ordinary shares of $64,157, and an increase to accumulated deficit of $26,187.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

Condensed Consolidated Statements of Operations (unaudited)
	Nine Months Ended September 30, 2020
	As Originally Reported	Reclassification (a)	Restatement Impacts	Restatement Reference	As Reclassified and Restated
Revenues, net	$798,452	$—	$—		$798,452
Operating expenses:
Cost of revenues, excluding depreciation and amortization	(265,063)	(3,551)	—		(268,614)
Selling, general and administrative costs, excluding depreciation and amortization	(266,749)	(101,498)	—		(368,247)
Share-based compensation expense	(31,121)	31,121	—		—
Depreciation	(8,151)	—	—		(8,151)
Amortization	(168,049)	—	—		(168,049)
Transaction expenses	(70,154)	70,154	—		—
Transition, integration and other related expenses	(3,774)	3,774	—		—
Restructuring and impairment	(26,792)	—	—		(26,792)
Other operating income, net	14,675	—	—		14,675
Total operating expenses	(825,178)	—	—		(825,178)
Loss from operations	(26,726)	—	—		(26,726)
Mark to market adjustment on financial instruments	—	—	(224,175)	(b)	(224,175)
Interest expense, net	(72,306)	—	—		(72,306)
Loss before income tax	(99,032)	—	(224,175)	(b)	(323,207)
Provision for income taxes	(13,693)	—	—		(13,693)
Net (loss)	$(112,725)	$—	$(224,175)	(b)	$(336,900)

Per share:
Basic and diluted	$(0.31)		$(0.61)		$(0.91)

Weighted average shares used to compute earnings per share:
Basic and diluted	369,019,802		369,019,802		369,019,802
(a) Reclassifications - The reclassifications are needed to conform to the current financial statement line items on the Condensed Consolidated Statements of Operations.
(b) Mark to market adjustment on financial instruments - The correction of these misstatements resulted in an adjustment of $(224,175) that was recorded through the Statement of Operations, increasing the Net (loss).

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

Condensed Consolidated Statements of Operations (unaudited)
	Three Months Ended September 30, 2020
	As Originally Reported	Reclassification (a)	Restatement Impacts	Restatement Reference	As Reclassified and Restated
Revenues, net	$284,360	$—	$—		$284,360
Operating expenses:
Cost of revenues, excluding depreciation and amortization	(91,805)	(1,749)	—		(93,554)
Selling, general and administrative costs, excluding depreciation and amortization	(91,319)	(40,207)	—		(131,526)
Share-based compensation expense	(6,796)	6,796	—		—
Depreciation	(2,918)	—	—		(2,918)
Amortization	(65,696)	—	—		(65,696)
Transaction expenses	(34,938)	34,938	—		—
Transition, integration and other related expenses	(222)	222	—		—
Restructuring and impairment	(3,192)	—	—		(3,192)
Other operating income, net	(138)	—	—		(138)
Total operating expenses	(297,024)	—	—		(297,024)
Loss from operations	(12,664)	—	—		(12,664)
Mark to market adjustment on financial instruments	—	—	(144,753)	(b)	(144,753)
Interest expense, net	(20,244)	—	—		(20,244)
Loss before income tax	(32,908)	—	(144,753)	(b)	(177,661)
Provision for income taxes	(4,325)	—	—		(4,325)
Net (loss)	$(37,233)	$—	$(144,753)	(b)	$(181,986)

Per share:
Basic and diluted	$(0.10)		$(0.37)		$(0.47)

Weighted average shares used to compute earnings per share:
Basic and diluted	387,845,438		387,845,438		387,845,438
(a) Reclassifications - The reclassifications are needed to conform to the current financial statement line items on the Condensed Consolidated Statements of Operations.
(b) Mark to market adjustment on financial instruments - The correction of these misstatements resulted in an adjustment of $(144,753) that was recorded through the Statement of Operations, increasing the Net loss.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

Condensed Consolidated Statements of Operations (unaudited)
	Six Months Ended June 30, 2020
	As Originally Reported	Reclassification (a)	Restatement Impacts	Restatement Reference	As Reclassified and Restated
Revenues, net	$514,092	$—	$—		$514,092
Operating expenses:
Cost of revenues, excluding depreciation and amortization	(173,258)	(1,802)	—		(175,060)
Selling, general and administrative costs, excluding depreciation and amortization	(175,430)	(61,291)	—		(236,721)
Share-based compensation expense	(24,325)	24,325	—		—
Depreciation	(5,233)	—	—		(5,233)
Amortization	(102,353)	—	—		(102,353)
Transaction expenses	(35,216)	35,216	—		—
Transition, integration and other related expenses	(3,552)	3,552	—		—
Restructuring and impairment	(23,600)	—	—		(23,600)
Other operating income, net	14,813	—	—		14,813
Total operating expenses	(528,154)	—	—		(528,154)
Loss from operations	(14,062)	—	—		(14,062)
Mark to market on financial instruments	—		(79,422)	(b)	(79,422)
Interest expense, net	(52,062)	—	—		(52,062)
Loss before income tax	(66,124)	—	(79,422)	(b)	(145,546)
Provision for income taxes	(9,368)	—	—		(9,368)
Net loss	$(75,492)	$—	$(79,422)	(b)	$(154,914)

Per share:
Basic and diluted	$(0.21)		$(0.22)		$(0.43)

Weighted average shares used to compute earnings per share:
Basic and diluted	359,503,556		359,503,556		359,503,556

(a) Reclassifications - The reclassifications are needed to conform to the current financial statement line items on the Condensed Consolidated Statements of Operations.
(b) Mark to market adjustment on financial instruments - The correction of these misstatements resulted in an adjustment of $(79,422) that was recorded through the Statement of Operations, increasing the Net loss.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

Condensed Consolidated Statements of Operations (unaudited)
	Three Months Ended June 30, 2020
	As Originally Reported	Reclassification (a)	Restatement Impacts	Restatement Reference	As Reclassified and Restated
Revenues, net	$273,500	$—	$—		$273,500
Operating expenses:
Cost of revenues, excluding depreciation and amortization	(90,859)	(1,520)	—		(92,379)
Selling, general and administrative costs, excluding depreciation and amortization	(88,482)	(15,183)	—		(103,665)
Share-based compensation expense	(6,856)	6,856	—		—
Depreciation	(2,904)	—	—		(2,904)
Amortization	(53,241)	—	—		(53,241)
Transaction expenses	(8,527)	8,527	—		—
Transition, integration and other related expenses	(1,320)	1,320	—		—
Restructuring and impairment	(15,846)	—	—		(15,846)
Other operating income, net	8,781	—	—		8,781
Total operating expenses	(259,254)	—	—		(259,254)
Income (loss) from operations	14,246	—	—		14,246
Mark to market on financial instruments	—	—	(23,790)	(b)	(23,790)
Interest expense, net	(21,122)	—	—		(21,122)
Loss before income tax	(6,876)	—	(23,790)	(b)	(30,666)
Provision for income taxes	5,385	—	—		5,385
Net loss	$(1,491)	$—	$(23,790)	(b)	$(25,281)

Per share:
Basic and diluted	$—		$(0.06)		$(0.07)

Weighted average shares used to compute earnings per share:
Basic and diluted	375,877,260		375,877,260		375,877,260

(a) Reclassifications - The reclassifications are needed to conform to the current financial statement line items on the Condensed Consolidated Statements of Operations.
(b) Mark to market adjustment on financial instruments - The correction of these misstatements resulted in an adjustment of $(23,790) that was recorded through the Statement of Operations, increasing the Net loss.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

Condensed Consolidated Statements of Operations (unaudited)
	Three Months Ended March 31, 2020
	As Originally Reported	Reclassification (a)	Restatement Impacts	Restatement Reference	As Reclassified and Restated
Revenues, net	$240,592	$—	$—		$240,592
Operating expenses:
Cost of revenues, excluding depreciation and amortization	(82,399)	(283)	—		(82,682)
Selling, general and administrative costs, excluding depreciation and amortization	(86,948)	(46,107)	—		(133,055)
Share-based compensation expense	(17,469)	17,469	—		—
Depreciation	(2,329)		—		(2,329)
Amortization	(49,112)		—		(49,112)
Transaction expenses	(26,689)	26,689	—		—
Transition, integration and other related expenses	(2,232)	2,232	—		—
Restructuring and impairment	(7,754)		—		(7,754)
Other operating income, net	6,032		—		6,032
Total operating expenses	(268,900)	—	—		(268,900)
Loss from operations	(28,308)	—	—		(28,308)
Mark to market on financial instruments	—	—	(55,632)	(b)	(55,632)
Interest expense, net	(30,940)	—	—		(30,940)
Loss before income tax	(59,248)	—	(55,632)	(b)	(114,880)
Provision for income taxes	(14,753)	—	—		(14,753)
Net loss	$(74,001)	$—	$(55,632)	(b)	$(129,633)

Per share:
Basic and diluted	$(0.22)		$(0.16)		$(0.38)

Weighted average shares used to compute earnings per share:
Basic and diluted	343,129,833		343,129,833		343,129,833

(a) Reclassifications - The reclassifications are needed to conform to the current financial statement line items on the Condensed Consolidated Statements of Operations.
(b) Mark to market adjustment on financial instruments - The correction of these misstatements resulted in an adjustment of $(55,632) that was recorded through the Statement of Operations, increasing the Net (loss).

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

Condensed Consolidated Statements of Operations (unaudited)
	Nine Months Ended September 30, 2019
	As Originally Reported	Reclassification (a)	Restatement Impacts	Restatement Reference	As Reclassified and Restated
Revenues, net	$719,332	$—	$—		$719,332
Operating expenses:
Cost of revenues, excluding depreciation and amortization	(264,013)	(2,653)	—		(266,666)
Selling, general and administrative costs, excluding depreciation and amortization	(280,766)	(95,845)	—		(376,611)
Share-based compensation expense	(46,675)	46,675	—		—
Depreciation	(6,463)	—	—		(6,463)
Amortization	(138,694)	—	—		(138,694)
Transaction expenses	(42,073)	42,073	—		—
Transition, integration and other related expenses	(9,750)	9,750	—		—
Legal settlement	39,399	(39,399)	—		—
Other operating income, net	3,047	—	—		3,047
Total operating expenses	(745,988)	(39,399)	—		(785,387)
Loss from operations	(26,656)	(39,399)	—		(66,055)
Mark to market on financial instruments	—	—	(48,022)	(b)	(48,022)
Legal settlement	—	39,399	—		39,399
Interest expense, net	(93,938)	—	—		(93,938)
Loss before income tax	(120,594)	—	(48,022)	(b)	(168,616)
Provision for income taxes	(5,596)	—	—		(5,596)
Net (loss)	$(126,190)	$—	$(48,022)	(b)	$(174,212)

Per share:
Basic and diluted	$(0.48)		$(0.18)		$(0.66)

Weighted average shares used to compute earnings per share:
Basic and diluted	262,894,388		262,894,388		262,894,388

(a) Reclassifications - The reclassifications are needed to conform to the current financial statement line items on the Condensed Consolidated Statements of Operations.
(b) Mark to market adjustment on financial instruments - The correction of these misstatements resulted in an adjustment of $(48,022) that was recorded through the Statement of Operations, increasing the Net (loss).

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

Condensed Consolidated Statements of Operations (unaudited)
	Three Months Ended September 30, 2019
	As Originally Reported	Reclassification (a)	Restatement Impacts	Restatement Reference	As Reclassified and Restated
Revenues, net	$242,998	$—	$—		$242,998
Operating expenses:
Cost of revenues, excluding depreciation and amortization	(87,117)	(2,041)	—		(89,158)
Selling, general and administrative costs, excluding depreciation and amortization	(96,017)	(19,498)	—		(115,515)
Share-based compensation expense	(9,567)	9,567	—		—
Depreciation	(2,281)	—	—		(2,281)
Amortization	(41,656)	—	—		(41,656)
Transaction expenses	(8,645)	8,645	—		—
Transition, integration and other related expenses	(3,327)	3,327	—		—
Legal settlement	39,399	(39,399)	—		—
Other operating income (expense), net	2,057	—	—		2,057
Total operating expenses	(207,154)	(39,399)	—		(246,553)
Income (loss) from operations	35,844	(39,399)	—		(3,555)
Mark to market adjustment on financial instruments	—	—	(21,836)	(b)	(21,836)
Legal settlement	—	39,399	—		39,399
Interest expense, net	(23,369)	—	—		(23,369)
Income (loss) before income tax	12,475	—	(21,836)	(b)	(9,361)
Provision for income taxes	(1,644)	—	—		(1,644)
Net income (loss)	$10,831	$—	$(21,836)	(b)	$(11,005)

Per share:
Basic	$0.04		$(0.07)		$(0.04)
Diluted	$0.03		$(0.07)		$(0.04)

Weighted average shares used to compute earnings per share:
Basic	305,428,062		305,428,062		305,428,062
Diluted	328,854,063		328,854,063		328,854,063

(a) Reclassifications - The reclassifications are needed to conform to the current financial statement line items on the Condensed Consolidated Statements of Operations.
(b) Mark to market adjustment on financial instruments - The correction of these misstatements resulted in an adjustment of $(21,836) that was recorded through the Statement of Operations, resulting in a Net (loss).

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

Condensed Consolidated Statements of Operations (unaudited)
	Six Months Ended June 30, 2019
	As Originally Reported	Reclassification (a)	Restatement Impacts	Restatement Reference	As Reclassified and Restated
Revenues, net	$476,334	$—	$—		$476,334
Operating expenses:
Cost of revenues, excluding depreciation and amortization	(176,896)	(612)	—		(177,508)
Selling, general and administrative costs, excluding depreciation and amortization	(184,749)	(76,347)	—		(261,096)
Share-based compensation expense	(37,108)	37,108	—		—
Depreciation	(4,182)	—	—		(4,182)
Amortization	(97,038)	—	—		(97,038)
Transaction expenses	(33,428)	33,428	—		—
Transition, integration and other related expenses	(6,423)	6,423	—		—
Other operating income, net	990	—	—		990
Total operating expenses	(538,834)	—	—		(538,834)
Loss from operations	(62,500)	—	—		(62,500)
Mark to market adjustment on financial instruments	—	—	(26,187)	(b)	(26,187)
Interest expense, net	(70,569)	—	—		(70,569)
Loss before income tax	(133,069)	—	(26,187)	(b)	(159,256)
Provision for income taxes	(3,952)	—	—		(3,952)
Net loss	$(137,021)	$—	$(26,187)	(b)	$(163,208)

Per share:
Basic and diluted	$(0.57)		$(0.11)		$(0.68)

Weighted average shares used to compute earnings per share:
Basic and diluted	241,275,061		241,275,061		241,275,061

(a) Reclassifications - The reclassifications are needed to conform to the current financial statement line items on the Condensed Consolidated Statements of Operations.
(b) Mark to market adjustment on financial instruments - The correction of these misstatements resulted in an adjustment of $(26,187) that was recorded through the Statement of Operations, increasing the Net (loss).

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

Condensed Consolidated Statements of Operations (unaudited)
	Three Months Ended June 30, 2019
	As Originally Reported	Reclassification (a)	Restatement Impacts	Restatement Reference	As Reclassified and Restated
Revenues, net	$242,309	$—	$—		$242,309
Operating expenses:
Cost of revenues, excluding depreciation and amortization	(87,629)	(658)	—		(88,287)
Selling, general and administrative costs, excluding depreciation and amortization	(92,453)	(61,694)	—		(154,147)
Share-based compensation expense	(33,932)	33,932	—		—
Depreciation	(2,131)	—	—		(2,131)
Amortization	(40,932)	—	—		(40,932)
Transaction expenses	(23,158)	23,158	—		—
Transition, integration, and other related expenses	(5,262)	5,262	—		—
Other operating income, net	6,607	—	—		6,607
Total operating expenses	(278,890)	—	—		(278,890)
Income (loss) from operations	(36,581)	—	—		(36,581)
Mark to market adjustment on financial instruments	—	—	(26,187)	(b)	(26,187)
Interest expense, net	(37,468)	—	—		(37,468)
Loss before income tax	(74,049)	—	(26,187)	(b)	(100,236)
Provision for income taxes	(3,712)	—	—		(3,712)
Net loss	$(77,761)	$—	$(26,187)	(b)	$(103,948)

Per share:
Basic and diluted	$(0.29)		$(0.10)		$(0.39)

Weighted average shares used to compute earnings per share:
Basic and diluted	264,762,720		264,762,720		264,762,720

(a) Reclassifications - The reclassifications are needed to conform to the current financial statement line items on the Condensed Consolidated Statements of Operations.
(b) Mark to market adjustment on financial instruments - The correction of these misstatements resulted in an adjustment of $(26,187) that was recorded through the Statement of Operations, increasing the Net loss.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

Condensed Consolidated Statements of Changes in Equity
		As Restated
		Share Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Restatement Reference	Shares	Amount
Balance at December 31, 2018, as originally reported		1,646,223	$1,677,510	$5,358	$(632,261)	$1,050,607
Conversion of units of share capital		215,880,202	—	—	—	—
Balance at December 31, 2018, as recasted		217,526,425	1,677,510	5,358	(632,261)	1,050,607
Issuance of ordinary shares, net		2	—	—	—	—
Share-based award activity		—	3,176	—	—	3,176
Net loss		—	—	—	(59,260)	(59,260)
Other comprehensive income (loss)		—	—	(3,751)	—	(3,751)
Balance at March 31, 2019		217,526,427	1,680,686	1,607	(691,521)	990,772

Shares subject to redemption (As Restated)	(a)	—	(64,157)	—	—	(64,157)
Tax Receivable Agreement		—	(264,000)	—	—	(264,000)
Issuance of ordinary stock, net		(7,929)	137	—	—	137
Merger recapitalization		87,749,999	678,054	—	—	678,054
Share-based award activity		—	33,932	—	—	33,932
Net loss (As Restated)	(b)	—	—	—	(103,948)	(103,948)
Other comprehensive income (loss)		—	—	(3,842)	—	(3,842)
Balance at June 30, 2019 (As Restated)	(a) (b)	305,268,497	2,064,652	(2,235)	(795,469)	1,266,949

Exercise of stock options		1,254,662	141	—	—	141
Shares returned to the Company for net share settlements		(472,396)	—	—	—	—
Share-based award activity		—	9,567	—	—	9,567
Net income (As Restated)	(b)	—	—	—	(11,005)	(11,005)
Other comprehensive income (loss)		—	—	(4,724)	—	(4,724)
Balance at September 30, 2019 (As Restated)	(a) (b)	306,050,763	2,074,360	(6,959)	(806,473)	1,260,928

Settlement of Tax Receivable Agreement		—	64,000	—	—	64,000
Issuance of ordinary stock, net		823,352	1,304	—	—	1,304
Share-based award activity		—	4,708	—	—	4,708
Net loss (As Restated)	(b)	—	—	—	(84,421)	(84,421)
Other comprehensive income (loss)		—	—	2,080	—	2,080
Balance at December 31, 2019 (As Restated)	(a) (b)	306,874,115	$2,144,372	$(4,879)	$(890,894)	$1,248,599

Balance at December 31, 2019 (As Restated)	(b)	306,874,115	$2,144,372	$(4,879)	$(890,894)	$1,248,599
Adjustment to opening Accumulated deficit related to adoption of ASC Topic 326		—	—	—	(9,319)	(9,319)
Exercise of public warrants		28,880,098	277,526	—	—	277,526
Exercise of stock options		3,715,455	1,182	—	—	1,182
Vesting of restricted stock units		169,842	—	—	—	—
Shares returned to the Company for net share settlements		(2,301,458)	(10,302)	—	—	(10,302)
Issuance of ordinary shares, net		27,600,000	539,714	—	—	539,714
Share-based award activity		—	16,384	—	—	16,384

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

Condensed Consolidated Statements of Changes in Equity
		As Restated
		Share Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Restatement Reference	Shares	Amount
Net loss (As Restated)	(b)	—	—	—	(129,633)	(129,633)
Other comprehensive income (loss)		—	—	(8,470)	—	(8,470)
Balance at March 31, 2020 (As Restated)	(a) (b)	364,938,052	2,968,876	(13,349)	(1,029,846)	1,925,681

Exercise of stock options		3,723,332	—	—	—	—
Vesting of restricted stock units		2,528	—	—	—	—
Shares returned to the Company for net share settlements		(2,311,293)	(15,118)	—	—	(15,118)
Issuance of ordinary shares, net		20,982,500	304,030	—	—	304,030
Share-based award activity		—	4,322	—	—	4,322
Net loss (As Restated)	(b)	—	—	—	(25,281)	(25,281)
Other comprehensive income (loss)		—	—	(2,280)	—	(2,280)
Balance at June 30, 2020 (As Restated)	(a) (b)	387,335,119	3,262,110	(15,629)	(1,055,127)	2,191,354

Exercise of stock options		4,068,307	125	—	—	125
Vesting of restricted stock units		2,459	—	—	—	—
Shares returned to the Company for net share settlements		(2,184,918)	(3,136)	—	—	(3,136)
Share-based award activity		—	5,520	—	—	5,520
Net loss (As Restated)	(b)	—	—	—	(181,986)	(181,986)
Other comprehensive income (loss)		—	—	10,436	—	10,436
Balance at September 30, 2020 (As Restated)	(a) (b)	389,220,967	3,264,619	(5,193)	(1,237,113)	2,022,313

Exercise of Private Placement Warrants (As Restated)	(a)	274,000	4,124	—	—	4,124
Exercise of stock options		535,768	815	—	—	815
Vesting of restricted stock units		114,812	—	—	—	—
Shares returned to the Company for net share settlements		(499,727)	(4,500)	—	—	(4,500)
Issuance of ordinary shares, net		216,683,778	6,715,030	—	—	6,715,030
Share-based award activity		—	9,196	—	—	9,196
Net loss (As Restated)	(b)	—	—	—	25,031	25,031
Other comprehensive income (loss)		—	—	508,714	—	508,714
Balance at December 31, 2020 (As Restated)	(a) (b)	606,329,598	$9,989,284	$503,521	$(1,212,082)	$9,280,723
a) Warrant liabilities—The correction of these misstatements resulted in an increase to warrant share liabilities, a decrease to ordinary shares, an increase to ordinary shares upon exercise, and an increase to accumulated deficit.
b) Mark to market adjustment on financial instruments - The correction of these misstatements resulted in an adjustment that was recorded through the Statement of Operations. The change reflects a mark to market adjustment as a result of the restatement.

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
Except as discussed above and as further described in Note 28 to the consolidated financial statements, the Company has not modified or updated disclosures presented in this Amended Annual Report. Accordingly, the Amended Annual Report does not reflect events occurring after the Original Form 10-K or modify or update those disclosures affected by subsequent events. Information not affected by the restatement and revision is unchanged and reflects disclosures made at the time of the filing of the Original Form 10-K.

Note 28: Restatement of Prior Period Financial Statements
Subsequent to the original issuance of its Consolidated Financial Statements, the Company identified certain errors in its historical annual Consolidated Financial Statements, related to the accounting treatment of Private Placement Warrants.

The restatement is the result of our application of the guidance on accounting for certain Private Placement Warrants. We evaluated the impact to us and the Company concluded that certain of its Private Placement Warrants, issued to the founders of Churchill Capital Corp, a special purpose acquisition company or “SPAC” with which the Company consummated a business combination transaction in May 2019, should be classified as liabilities with mark to market accounting through earnings. Under Accounting Standards Codification 815, Derivatives and Hedging, ("ASC 815"), warrant instruments that do not meet the criteria to be considered indexed to an entity's own stock shall be initially classified as a liability at their estimated fair values, regardless of the likelihood that such instruments will ever be settled in cash. In periods subsequent to issuance, changes in the estimated fair value of the liabilities are reported through earnings.

We also concluded that the impact was material to the Company’s financial statements prepared according to U.S. generally accepted accounting principles ("U.S. GAAP"). As such the restated audited Consolidated Financial Statements for the years ended December 31, 2020 and 2019, and the unaudited Condensed Consolidated Financial Statements for the quarterly periods within these years commencing with the second quarter of 2019, are defined as the “Restated Periods."

This Note 28 to the Company’s Consolidated Financial Statements discloses the restatement impact on the originally reported financial statements for the years ended December 31, 2020 and 2019 and the nature of the associated adjustments. The corrections included in the Consolidated Financial Statements contained herein are further described below.

The Restatement included in these Consolidated Financial Statements were prepared following an independent review by the Audit Committee of the Company’s Board.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

Consolidated Balance Sheets
	As of December 31,
	2020			2019
	As Originally Reported	Restatement Impacts (1)	As Restated	As Originally Reported	Restatement Impacts	As Restated
Assets
Current assets:
Cash and cash equivalents	$257,730	$—	$257,730	$76,130	$—	$76,130
Restricted cash	11,278	—	11,278	9	—	9
Accounts receivable, net of allowance of $8,745 and $16,511 at December 31, 2020 and December 31, 2019, respectively	751,446	(13,713)	737,733	333,858	—	333,858
Prepaid expenses(2)	58,770	(497)	58,273	40,710	—	40,710
Other current assets	248,781	13,713	262,494	11,750	—	11,750
Assets held for sale	—	—	—	30,619	—	30,619
Total current assets	1,328,005	(497)	1,327,508	493,076	—	493,076
Property and equipment, net	36,267	—	36,267	18,042	—	18,042
Other intangible assets, net	7,370,350	—	7,370,350	1,828,640	—	1,828,640
Goodwill	6,252,636	—	6,252,636	1,328,045	—	1,328,045
Other non-current assets	47,944	—	47,944	18,632	—	18,632
Deferred income taxes	29,786	—	29,786	19,488	—	19,488
Operating lease right-of-use assets	132,356	—	132,356	85,448	—	85,448
Total Assets	$15,197,344	$(497)	$15,196,847	$3,791,371	$—	$3,791,371

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$82,038	$—	$82,038	$26,458	$—	$26,458
Accrued expenses and other current liabilities	716,356	—	716,356	159,217	—	159,217
Current portion of deferred revenues	707,318	—	707,318	407,325	—	407,325
Current portion of long-term debt	28,600	—	28,600	9,000	—	9,000
Current portion of operating lease liability	35,455	—	35,455	22,130	—	22,130
Liabilities held for sale	—	—	—	26,868	—	26,868
Total current liabilities	1,569,767	—	1,569,767	650,998	—	650,998
Long-term debt	3,457,900	—	3,457,900	1,628,611	—	1,628,611
Warrant liabilities(2)	—	312,751	312,751	—	111,813	111,813
Non-current portion of deferred revenues	41,399	—	41,399	19,723	—	19,723
Other non-current liabilities	67,722	—	67,722	18,891	—	18,891
Deferred income taxes	362,261	—	362,261	48,547	—	48,547
Operating lease liabilities	104,324	—	104,324	64,189	—	64,189
Total liabilities	5,603,373	312,751	5,916,124	2,430,959	111,813	2,542,772
Commitments and contingencies
Shareholders’ equity:
Ordinary Shares, no par value; unlimited shares authorized at December 31, 2020 and December 31, 2019; 606,329,598 and 306,874,115 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively(2)	10,049,317	(60,033)	9,989,284	2,208,529	(64,157)	2,144,372
Accumulated other comprehensive income (loss)	503,521	—	503,521	(4,879)	—	(4,879)
Accumulated deficit(2)	(958,867)	(253,215)	(1,212,082)	(843,238)	(47,656)	(890,894)
Total shareholders’ equity	9,593,971	(313,248)	9,280,723	1,360,412	(111,813)	1,248,599
Total Liabilities and Shareholders’ Equity	$15,197,344	$(497)	$15,196,847	$3,791,371	$—	$3,791,371

(1) Includes correction of the classification of certain current assets on the Consolidated Balance Sheet as of December 31, 2020 as described in Note 2 - Basis of Presentation.
(2) Warrant liabilities—The correction of these misstatements resulted in 1) the recording of a warrant liability from ordinary shares, 2) increase to ordinary shares for exercises and redemptions, and 3) accumulated deficit and warrant liability adjusted for the mark to market change in fair value.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

Consolidated Statements of Operations
	Year ended December 31,
	2020			2019
	As Originally Reported	Restatement Impacts (1)	As Restated	As Originally Reported	Restatement Impacts	As Restated
Revenues, net	$1,254,047	$—	$1,254,047	$974,345	$—	$974,345
Operating expenses:
Cost of revenues	(399,122)	(30,175)	(429,297)	(352,000)	—	(352,000)
Selling, general and administrative costs	(553,756)	30,175	(523,581)	(475,014)	—	(475,014)
Depreciation	(12,709)	—	(12,709)	(9,181)	—	(9,181)
Amortization	(290,441)	—	(290,441)	(191,361)	—	(191,361)
Impairment on assets held for sale	—	—	—	(18,431)	—	(18,431)
Restructuring and impairment	(47,595)	—	(47,595)	(15,670)	—	(15,670)
Other operating income, net	52,381	—	52,381	4,826	—	4,826
Total operating expenses	(1,251,242)	—	(1,251,242)	(1,056,831)	—	(1,056,831)
Income (loss) from operations	2,805	—	2,805	(82,486)	—	(82,486)
Mark to market adjustment on financial instruments(2)	—	(205,062)	(205,062)	—	(47,656)	(47,656)
Legal settlement	—	—	—	39,399	—	39,399
Income (loss) before interest expense and income tax(2)	2,805	(205,062)	(202,257)	(43,087)	(47,656)	(90,743)
Interest expense and amortization of debt discount, net	(111,914)	—	(111,914)	(157,689)	—	(157,689)
Loss before income tax(2)	(109,109)	(205,062)	(314,171)	(200,776)	(47,656)	(248,432)
Benefit (provision) for income taxes	2,799	(497)	2,302	(10,201)	—	(10,201)
Net loss(2)	$(106,310)	$(205,559)	$(311,869)	$(210,977)	$(47,656)	$(258,633)

Per share:
Basic and diluted	$(0.25)	$(0.48)	$(0.73)	$(0.77)	$(0.17)	$(0.94)

Weighted average shares used to compute earnings per share:
Basic and diluted	428,600,690	428,600,690	428,600,690	273,883,342	273,883,342	273,883,342

(1) Includes correction of the classification of certain expenses from the Selling, general and administrative to Cost of revenues as described in Note 2 - Basis of Presentation.
(2) Mark to market adjustment on financial instruments - The correction of these misstatements resulted in the recording of a mark to market adjustment, impacting Income (loss) before interest expense and income tax, Loss before income tax, and Net loss.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

Consolidated Statements of Comprehensive Income (Loss)
	Year ended December 31,
	2020			2019
	As Originally Reported	Restatement Impacts	As Restated	As Originally Reported	Restatement Impacts	As Restated
Net loss(b)	$(106,310)	$(205,559)	$(311,869)	$(210,977)	$(47,656)	$(258,633)
Other comprehensive income (loss), net of tax:
Interest rate swaps, net of $0 tax in all periods	(978)	—	(978)	(6,422)	—	(6,422)
Defined benefit pension plans, net of tax (benefit) provision of $(65), $683 and $(91), respectively	(659)	—	(659)	(1,041)	—	(1,041)
Foreign currency translation adjustment	510,037	—	510,037	(2,774)	—	(2,774)
Total other comprehensive income (loss), net of tax	508,400	—	508,400	(10,237)	—	(10,237)
Comprehensive income (loss)	$402,090	$(205,559)	$196,531	$(221,214)	$(47,656)	$(268,870)
(b) Mark to market adjustment on financial instruments - The correction of these misstatements resulted in the recording of a mark to market adjustment, impacting Net loss.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

Consolidated Statements of Changes in Equity
		As Restated
		Share Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Restatement Reference	Shares	Amount
Balance at December 31, 2017 as originally reported		1,644,720	$1,662,221	$13,984	$(390,099)	$1,286,106
Conversion of units of share capital		215,683,103	—	—	—	—
Balance at December 31, 2017, as recasted		217,327,823	1,662,221	13,984	(390,099)	1,286,106
Issuance of ordinary shares, net		198,602	1,574	—	—	1,574
Share-based award activity		—	13,715	—	—	13,715
Net loss		—	—	—	(242,162)	(242,162)
Other comprehensive income (loss)		—	—	(8,626)	—	(8,626)
Balance at December 31, 2018		217,526,425	$1,677,510	$5,358	$(632,261)	$1,050,607

Balance at December 31, 2018, as originally reported		1,646,223	$1,677,510	$5,358	$(632,261)	$1,050,607
Conversion of units of share capital		215,880,202	—	—	—	—
Balance at December 31, 2018, as recasted		217,526,425	1,677,510	5,358	(632,261)	1,050,607
Tax Receivable Agreement		—	(264,000)	—	—	(264,000)
Settlement of Tax Receivable Agreement		—	64,000	—	—	64,000
Shares subject to redemption (As Restated)	(a)	—	(64,157)	—	—	(64,157)
Issuance of ordinary shares, net		1,597,691	1,582	—	—	1,582
Merger recapitalization		87,749,999	678,054	—	—	678,054
Share-based award activity		—	51,383	—	—	51,383
Net loss (As Restated)	(b)	—	—	—	(258,633)	(258,633)
Other comprehensive income (loss)		—	—	(10,237)	—	(10,237)
Balance at December 31, 2019 (As Restated)	(a) (b)	306,874,115	$2,144,372	$(4,879)	$(890,894)	$1,248,599

Balance at December 31, 2019 (As Restated)		306,874,115	$2,144,372	$(4,879)	$(890,894)	$1,248,599
Adjustment to opening Accumulated deficit related to adoption of ASC Topic 326		—	—	—	(9,319)	(9,319)
Exercise of public warrants		28,880,098	277,526	—	—	277,526
Exercise of Private Placement Warrants (As Restated)	(a)	274,000	4,124	—	—	4,124
Exercise of stock options		12,042,862	2,122	—	—	2,122
Vesting of restricted stock units		289,641	—	—	—	—
Shares returned to the Company for net share settlements		(7,297,396)	(33,056)	—	—	(33,056)
Issuance of ordinary shares, net		265,266,278	7,558,774	—	—	7,558,774
Share-based award activity		—	35,422	—	—	35,422
Net loss (As Restated)	(b)	—	—	—	(311,869)	(311,869)
Other comprehensive income (loss)		—	—	508,400	—	508,400
Balance at December 31, 2020 (As Restated)	(a) (b)	606,329,598	$9,989,284	$503,521	$(1,212,082)	$9,280,723
a) Warrant liabilities—The correction of these misstatements resulted in an increase to warrant share liabilities, a decrease to ordinary shares, an increase to ordinary shares upon exercise, and a decrease to accumulated deficit.
b) Mark to market adjustment on financial instruments - The correction of these misstatements resulted in an adjustment that was recorded through the Statement of Operations. The change reflects a mark to market adjustment as a result of the restatement.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

Consolidated Statements of Cash Flows
	Year Ended December 31,
	2020			2019
	As Originally Reported	Restatement Impacts (1)	As Restated	As Originally Reported	Restatement Impacts	As Restated
Cash Flows From Operating Activities
Net loss(2)	$(106,310)	$(205,559)	$(311,869)	$(210,977)	$(47,656)	$(258,633)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	303,150	—	303,150	200,542	—	200,542
Bad debt expense	3,332	—	3,332	1,331	—	1,331
Deferred income tax benefit	(45,105)	—	(45,105)	357	—	357
Share-based compensation	35,422	—	35,422	51,383	—	51,383
Restructuring and impairment	5,288	—	5,288	—	—	—
Gain on foreign currency forward contracts	(2,903)	—	(2,903)	—	—	—
Mark to market adjustment on contingent and phantom shares	24,218	—	24,218	—	—	—
Mark to market adjustment on financial instruments (As Restated)(2)	—	205,062	205,062	—	47,656	47,656
Loss on extinguishment of debt	—	—	—	50,676	—	50,676
Gain on disposal of business	(29,192)	—	(29,192)	—	—	—
Impairment on assets held for sale	—	—	—	18,431	—	18,431
Deferred finance charges	5,752	—	5,752	2,496	—	2,496
Tax indemnity write-off	—	—	—	—	—	—
Other operating activities	2,611	—	2,611	(374)	—	(374)
Changes in operating assets and liabilities:
Accounts receivable (1)	16,234	13,713	29,947	(593)	—	(593)
Prepaid expenses	5,245	497	5,742	(10,224)	—	(10,224)
Other assets (1)	56,771	(13,713)	43,058	(975)	—	(975)
Accounts payable	(2,851)	—	(2,851)	(13,838)	—	(13,838)
Accrued expenses and other current liabilities	(90,568)	—	(90,568)	1,095	—	1,095
Deferred revenues	80,683	—	80,683	33,480	—	33,480
Operating lease right of use assets	5,329	—	5,329	11,365	—	11,365
Operating lease liabilities	(6,064)	—	(6,064)	(11,251)	—	(11,251)
Other liabilities	2,458	—	2,458	(5,344)	—	(5,344)
Net cash provided by operating activities	263,500	—	263,500	117,580	—	117,580

Cash Flows From Investing Activities
Capital expenditures	(107,713)	—	(107,713)	(69,836)	—	(69,836)
Acquisitions, net of cash acquired	(2,919,871)	—	(2,919,871)	(68,424)	—	(68,424)
Acquisition of intangible assets	(5,982)	—	(5,982)	(2,625)	—	(2,625)
Proceeds from sale of product line, net of restricted cash	41,398	—	41,398	—	—	—
Net cash used in investing activities	(2,992,168)	—	(2,992,168)	(140,885)	—	(140,885)

Cash Flows From Financing Activities
Proceeds from revolving credit facility	60,000	—	60,000	70,000	—	70,000
Principal payments on term loan	(12,600)	—	(12,600)	(641,509)	—	(641,509)
Repayments of revolving credit facility	(125,000)	—	(125,000)	(50,000)	—	(50,000)
Payment of debt issuance costs	(38,340)	—	(38,340)	(41,923)	—	(41,923)

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

Consolidated Statements of Cash Flows
	Year Ended December 31,
	2020			2019
	As Originally Reported	Restatement Impacts (1)	As Restated	As Originally Reported	Restatement Impacts	As Restated
Contingent purchase price payment	(7,816)	—	(7,816)	(2,371)	—	(2,371)
Proceeds from reverse recapitalization	—	—	—	682,087	—	682,087
Proceeds from issuance of debt	1,960,000	—	1,960,000	1,600,000	—	1,600,000
Extinguishment of debt	—	—	—	(1,342,651)	—	(1,342,651)
Tax receivable agreement payout	—	—	—	(200,000)	—	(200,000)
Proceeds from issuance of ordinary shares	843,744	—	843,744	—	—	—
Proceeds from warrant exercises	277,526	—	277,526	—	—	—
Proceeds from stock options exercised	2,122	—	2,122	1,582	—	1,582
Payments related to tax withholding for stock-based compensation	(33,056)	—	(33,056)	—	—	—
Net cash provided by financing activities	2,926,580	—	2,926,580	75,215	—	75,215

Effects of exchange rates	(5,043)	—	(5,043)	(971)	—	(971)
Net increase in cash and cash equivalents, and restricted cash	192,869	—	192,869	50,939	—	50,939

Beginning of period:
Cash and cash equivalents	76,130	—	76,130	25,575	—	25,575
Restricted cash	9	—	9	9	—	9
Total cash and cash equivalents, and restricted cash, beginning of period	76,139	—	76,139	25,584	—	25,584
Less: Cash included in assets held for sale, end of period	—	—	—	(384)	—	(384)
Cash and cash equivalents, and restricted cash, end of period	269,008	—	269,008	76,139	—	76,139

End of period:
Cash and cash equivalents	257,730	—	257,730	76,130	—	76,130
Restricted cash	11,278	—	11,278	9	—	9
Total cash and cash equivalents, and restricted cash, end of period	$269,008	$—	$269,008	$76,139	$—	$76,139

Supplemental Cash Flow Information
Cash paid for interest	$97,510	$—	$97,510	$101,164	$—	$101,164
Cash paid for income tax	$27,621	$—	$27,621	$29,204	$—	$29,204
Capital expenditures included in accounts payable	$7,783	$—	$7,783	$8,762	$—	$8,762
Assets received as reverse recapitalization capital	$—	$—	$—	$1,877	$—	$1,877
Liabilities assumed as reduction of reverse recapitalization capital	$—	$—	$—	$5,910	$—	$5,910
(1) Includes restatement of the classification of certain current assets on the Consolidated Balance Sheet as of December 31, 2020 as described in Note 2 - Basis of Presentation.
(2) Mark to market adjustment on financial instruments - The correction of these misstatements resulted in the recording of a mark to market adjustment, impacting Net loss.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, had evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2020. On February 26, 2021, we filed our original Annual Report on Form 10-K for the year ended December 31, 2020 (the "Original Report"). Based on the evaluation at that time, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020. Subsequently, and as a result of the material weakness in our internal control over financial reporting as described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2020.

Notwithstanding this material weakness, management has concluded that our audited financial statements included in this Annual Report on Amended Form 10-K/A are fairly stated in all material respects in accordance with GAAP for each of the periods presented herein.
Management’s Report on Internal Control Over Financial Reporting (Restated)
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Clarivate's management assessed the effectiveness of Clarivate's internal control over financial reporting as of December 31, 2020 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

On February 26, 2021, we filed the Original Report. At that time, our management, including our Chief Executive Officer and our Chief Financial Officer, had performed an evaluation and concluded that our internal control over financial reporting was effective as of December 31, 2020. Subsequent to that evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020, due to a material weakness in our internal control over financial reporting related to a lack of an effectively designed control over the evaluation of settlement features used to determine the classification of warrant instruments. Accordingly, management has restated its report on internal control over financial reporting. In addition, this material weakness resulted in the restatement of the Company’s consolidated financial statements for the years ended December 31, 2019 and 2020, each of the quarters of 2020, and the quarters ended June 30 and September 30, 2019. Additionally, this control deficiency could result in misstatements of warrant liabilities and related accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.

In the year ended December 31, 2020, the Company acquired Decision Resources Group ("DRG"), CPA Global, Beijing IncoPat Technology Co., Ltd. ("IncoPat"), and Hanlim IPS. Co., Ltd. ("Hanlim") in purchase business combinations. Management excluded DRG, CPA Global, IncoPat, and Hanlim from our assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2020. DRG, CPA Global, IncoPat, and Hanlim represented 1%, 5%, 0%, and 0% of the total assets, respectively, and 15%, 13%, 0%, and 0% of total revenue, respectively, of the Company as of and for the year ended December 31, 2020.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Remediation Plan

Our remediation plan includes management designing a control at a sufficient level of precision over the evaluation of settlement features used to determine the classification of warrant instruments.

Changes in Internal Control Over Financial Reporting
During the fourth quarter of 2020, excluding the internal control over financial reporting at DRG, CPA Global, IncoPat and Hanlim as we will disclose all such changes in our December 31, 2021 Annual report, there was no change in Clarivate’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

10.13+	Agreement by and between Clarivate Analytics and Richard Hanks, dated March 1, 2017 (incorporated by reference to Exhibit 10.5 to Clarivate's Quarterly Report on Form 10-Q, filed on July 30, 2020)
10.14+	Agreement by and between Clarivate Analytics and Mukhtar Ahmed, dated January 1, 2018 (incorporated by reference to Exhibit 10.6 to Clarivate's Quarterly Report on Form 10-Q, filed on July 30, 2020)
10.15+	Agreement by and between Clarivate Analytics and Jeff Roy, dated September 5, 2017 (incorporated by reference to Exhibit 10.7 to Clarivate's Quarterly Report on Form 10-Q, filed on July 30, 2020)
10.16+	Agreement by and between Clarivate Analytics and Stephen Hartman, dated April 22, 2013 (incorporated by reference to Exhibit 10.8 to Clarivate's Quarterly Report on Form 10-Q, filed on July 30, 2020)
21.1**	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP
24.1*	Powers of Attorney (included on signature page to this annual report)
31*	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following information from our Form 10-K for the fiscal year ended December 31, 2020, formatted in Inline eXtensible Business Reporting Language: (i) Consolidated Statement of Comprehensive Income, (ii) Consolidated Balance Sheet, (iii) Consolidated Statement of Changes in Equity, (iv) Consolidated Statement of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.
104*	The cover page from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted in Inline XBRL

*    Filed herewith.
**    Previously Filed.
†     Schedules and exhibits omitted pursuant to Item 601(a)(5) of Regulation S-K. Copies of any omitted schedule or exhibit will be furnished to the SEC upon request.
+     Compensatory plan or arrangement

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of London, United Kingdom on May 10, 2021.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on May 10, 2021 on behalf of the registrant and in the capacities indicated.

Name	Title
/s/ Jerre Stead	Executive Chairman and Chief Executive Officer
Jerre Stead	(Principal Executive Officer)
/s/ Richard Hanks	Chief Financial Officer
Richard Hanks	(Principal Financial Officer)
/s/ Christie Archbold	Chief Accounting Officer
Christie Archbold	(Principal Accounting Officer)
/s/ Valeria Alberola	Director
Valeria Alberola
/s/ Sheryl von Blucher	Director
Sheryl von Blucher
/s/ Kosty Gilis	Director
Kosty Gilis
/s/ Usama N Cortas	Director
Usama N Cortas
/s/ Balakrishnan S. Iyer	Director
Balakrishnan S. Iyer
/s/ Adam T. Levyn	Director
Adam T. Levyn
/s/ Nicholas Macksey	Director
Nicholas Macksey
/s/ Anthony Munk	Director
Anthony Munk
/s/ Charles J. Neral	Director
Charles J. Neral
/s/ Jane Okun Bomba	Director
Jane Okun Bomba
/s/ Richard W. Roedel	Director
Richard W. Roedel
/s/ Roxane White	Director
Roxane White