Form 10-Q
period 2021-03-31
CLARIVATE Plc
filed 2021-05-10
CIK 1764046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes ☐    No ☒
The number of ordinary shares of the Company outstanding as of April 30, 2021 was 611,792,824.
DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE
As disclosed in the amended Form 10-K/A filed with the Securities and Exchange Commission (“SEC”) on May 10, 2021 (the “Amended Filing Date” and “Amended Form 10-K”), Clarivate Plc (“Clarivate," the "Company,” "our," "us" and "we") amended our Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the SEC on February 26, 2021 (the “Original Form 10-K”), to restate our Consolidated Financial Statements and related footnote disclosures as of and for the year ended December 31, 2020 and 2019, and our Condensed Consolidated Financial Statements for the quarters ended June 30, 2019, September 30, 2019, March 31, 2020, June 30, 2020, and September 30, 2020.
See Note 26 - Quarterly Financial Data (Unaudited), and Note 28 - Restatement of Prior Period Financial Statements, to the Consolidated Financial Statements in the Amended Form 10-K for additional information related to the restatements.
Additionally, see Note 25 - Restatement of Previously Issued Condensed Financial Statements, in Item 1, Financial Statements and Supplementary Data, for additional information related to the restatement of the Condensed Consolidated Financial Statements for the quarter ended March 31, 2020.

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

•our substantial indebtedness, which could adversely affect our business, financial condition, and results of operations

•volatility in our earnings due to changes in the fair value of our outstanding warrants each period; and

•other factors beyond our control.

The forward-looking statements contained in this quarterly report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks and uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

PART I. Financial Information

Item 1. Financial Statements and Supplementary Data

CLARIVATE PLC
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	March 31, 2021	December 31, 2020 (As Restated)
Assets
Current assets:
Cash and cash equivalents	$399,006	$257,730
Restricted cash	13,513	11,278
Accounts receivable, net of allowance of $8,340 and $8,745 at March 31, 2021 and December 31, 2020, respectively	706,879	737,733
Prepaid expenses	64,392	58,273
Other current assets	230,218	262,494
Total current assets	1,414,008	1,327,508
Property and equipment, net	33,565	36,267
Other intangible assets, net	7,266,497	7,370,350
Goodwill	6,246,384	6,252,636
Other non-current assets	42,504	47,944
Deferred income taxes	27,348	29,786
Operating lease right-of-use assets	84,052	132,356
Total Assets	$15,114,358	$15,196,847

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$94,548	$82,038
Accrued expenses and other current liabilities	541,351	716,356
Current portion of deferred revenues	769,030	707,318
Current portion of operating lease liability	33,896	35,455
Current portion of long-term debt	28,600	28,600
Total current liabilities	1,467,425	1,569,767
Long-term debt	3,453,082	3,457,900
Warrant liabilities	257,944	312,751
Non-current portion of deferred revenues	45,404	41,399
Other non-current liabilities	62,143	67,722
Deferred income taxes	351,937	362,261
Operating lease liabilities	79,651	104,324
Total liabilities	5,717,586	5,916,124
Commitments and contingencies
Shareholders’ equity:
Ordinary Shares, no par value; unlimited shares authorized at March 31, 2021 and December 31, 2020; 611,355,226 and 606,329,598 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	10,109,449	9,989,284
Accumulated other comprehensive income	523,359	503,521
Accumulated deficit	(1,236,036)	(1,212,082)
Total shareholders’ equity	9,396,772	9,280,723
Total Liabilities and Shareholders’ Equity	$15,114,358	$15,196,847
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020 (As Restated)
Revenues, net	$428,430	$240,592
Operating expenses:
Cost of revenues	(138,741)	(82,682)
Selling, general and administrative costs	(111,345)	(133,055)
Depreciation	(3,333)	(2,329)
Amortization	(128,321)	(49,112)
Restructuring and impairment	(64,667)	(7,754)
Other operating income (expense), net	(16,230)	6,032
Total operating expenses	(462,637)	(268,900)
Loss from operations	(34,207)	(28,308)
Mark to market adjustment on financial instruments	51,215	(55,632)
Income (loss) before interest expense and income tax	17,008	(83,940)
Interest expense and amortization of debt discount, net	(37,393)	(30,940)
Loss before income tax	(20,385)	(114,880)
Provision for income taxes	(3,569)	(14,753)
Net loss	$(23,954)	$(129,633)

Per share:
Basic and diluted	$(0.04)	$(0.38)

Weighted average shares used to compute earnings per share:
Basic and diluted	608,598,235	343,129,833
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020 (As Restated)
Net loss	$(23,954)	$(129,633)
Other comprehensive income (loss), net of tax:
Interest rate swaps	1,340	(2,890)
Defined benefit pension plans	(4)	(67)
Foreign currency translation adjustment	18,502	(5,513)
Total other comprehensive income (loss), net of tax	19,838	(8,470)
Comprehensive loss	$(4,116)	$(138,103)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(In thousands, except share data)

	Share Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2019 (As Restated)	306,874,115	$2,144,372	$(4,879)	$(890,894)	1,248,599
Adjustment to opening Accumulated deficit related to adoption of ASC Topic 326	—	—	—	(9,319)	(9,319)
Exercise of public warrants	28,880,098	277,526	—	—	277,526
Exercise of stock options	3,715,455	1,182	—	—	1,182
Vesting of restricted stock units	169,842	—	—	—	—
Shares returned to the Company for net share settlements	(2,301,458)	(10,302)	—	—	(10,302)
Issuance of ordinary shares, net	27,600,000	539,714	—	—	539,714
Share-based award activity	—	16,384	—	—	16,384
Net loss (As Restated)	—	—	—	(129,633)	(129,633)
Other comprehensive income ( loss)	—	—	(8,470)	—	(8,470)
Balance at March 31, 2020 (As Restated)	364,938,052	2,968,876	(13,349)	(1,029,846)	1,925,681

Balance at December 31, 2020 (As Restated)	606,329,598	$9,989,284	$503,521	$(1,212,082)	$9,280,723
Exercise of Private Placement Warrants	212,174	3,592	—	—	3,592
Exercise of stock options	835,917	5,074	—	—	5,074
Vesting of restricted stock units	15,958	—	—	—	—
Shares returned to the Company for net share settlements	(434,059)	(4,489)	—	—	(4,489)
Issuance of ordinary shares, net	4,395,638	105,509	—	—	105,509
Share-based award activity	—	10,479	—	—	10,479
Net loss	—	—	—	(23,954)	(23,954)
Other comprehensive income (loss)	—	—	19,838	—	19,838
Balance at March 31, 2021	611,355,226	$10,109,449	$523,359	$(1,236,036)	$9,396,772

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020 (As Restated)
Cash Flows From Operating Activities
Net loss	$(23,954)	$(129,633)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	131,654	51,441
Bad debt expense	3,122	—
Deferred income tax benefit	162	4,214
Share-based compensation	10,479	16,502
Restructuring and impairment	40,984	—
Gain on foreign currency forward contracts	(1,023)	—
Mark to market adjustment on contingent and phantom shares	(27,680)	1,187
Mark to market adjustment on financial instruments	(51,215)	55,632
Loss on disposal of business	586	—
Deferred finance charges	2,332	1,008
Other operating activities	3,494	(7,015)
Changes in operating assets and liabilities:
Accounts receivable	44,221	29,279
Prepaid expenses	(7,170)	(7,349)
Other assets	(927)	54,644
Accounts payable	13,746	758
Accrued expenses and other current liabilities	(9,725)	(13,222)
Deferred revenues	65,988	40,726
Operating lease right of use assets	7,468	5,919
Operating lease liabilities	(25,666)	(5,876)
Other liabilities	(2,839)	(52,109)
Net cash provided by operating activities	174,037	46,106

Cash Flows From Investing Activities
Capital expenditures	(32,972)	(19,395)
Acquisitions, net of cash acquired	433	(885,323)
Proceeds from sale of product line, net of restricted cash	—	3,751
Net cash used in investing activities	(32,539)	(900,967)

Cash Flows From Financing Activities
Principal payments on term loan	(7,150)	(3,150)
Repayments of revolving credit facility	—	(65,000)
Payment of debt issuance costs	—	(5,014)
Contingent purchase price payment	—	(4,115)
Proceeds from issuance of debt	—	360,000
Proceeds from issuance of ordinary shares	—	540,597
Proceeds from warrant exercises	—	277,526
Proceeds from stock options exercised	5,074	1,182
Payments related to tax withholding for stock-based compensation	(4,489)	(10,420)
Net cash (used in) provided by financing activities	(6,565)	1,091,606
Effects of exchange rates	8,578	(2,013)
Net increase in cash and cash equivalents, and restricted cash	143,511	234,732

Beginning of period:
Cash and cash equivalents	257,730	76,130
Restricted cash	11,278	9

CLARIVATE PLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020 (As Restated)
Total cash and cash equivalents, and restricted cash, beginning of period	269,008	76,139
Cash and cash equivalents, and restricted cash, end of period	412,519	310,871

End of period:
Cash and cash equivalents	399,006	308,021
Restricted cash	13,513	2,850
Total cash and cash equivalents, and restricted cash, end of period	$412,519	$310,871

Supplemental Cash Flow Information
Cash paid for interest	$27,334	$11,405
Cash paid for income tax	$2,583	$4,797
Capital expenditures included in accounts payable	$6,138	$9,528

	Three Months Ended March 31
	2021	2020
Non-Cash Financing Activities:
Shares issued as contingent stock consideration associated with the DRG acquisition	61,619	—
Shares issued as contingent stock consideration associated with the CPA Global acquisition	43,890	—
Total Non-Cash Financing Activities	105,509	—
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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
The Company is a provider of proprietary and comprehensive content, analytics, professional services and workflow solutions that enables users across government and academic institutions, life science companies and research and development (“R&D”) intensive corporations to discover, protect and commercialize their innovations. Clarivate has two reportable segments: Science and Intellectual Property ("IP"). Our segment structure is organized to address customer needs by product line. Our Science segment consists of our Academic and Life Sciences Product Lines. Both provide curated, high-value, structured information that is delivered and embedded into the workflows of our customers, which include research intensive corporations, life science organizations and universities world-wide. Our IP segment consists of our Patent, Trademark, Domain and IP Management Product Lines. These Product Lines helps manage customer's end-to-end portfolios of intellectual property from patents to trademarks to corporate website domains. See Note 21 - Segment Information, for additional information on the Company's reportable segments.
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
In February 2020, the Company consummated a public offering of 27,600,000 ordinary shares at $20.25 per share. In June 2020, the Company consummated a public offering of 50,400,000 of our ordinary shares at a share price of $22.50 per share. Of the 50,400,000 ordinary shares, 14,000,000 were ordinary shares offered by Clarivate and 36,400,000 were ordinary shares offered by selling shareholders. The Company received approximately $304,030 in net proceeds from the sale of its ordinary shares, after deducting underwriting discounts and estimated offering expenses payable. We used the net proceeds, in conjunction with the new $1,600,000 incremental term loan facility available to Clarivate on October 1, 2020, and cash on the balance sheet to fund the repayment of CPA Global's parent company outstanding debt of $2,055,822. The Company did not receive any proceeds from the sale of ordinary shares by the selling shareholders. Additionally, in connection with the acquisition of CPA Global, on October 1, 2020, the Company issued 216,683,778 shares to Redtop Holdings Limited, a portfolio company of Leonard Green & Partners, L.P. representing approximately 35% ownership of Clarivate. After giving

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
effect to the Company's acquisition of CPA Global, Onex Corporation and Baring owned approximately 11.4% and 4.5%, respectively, of the Company's ordinary shares.

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

Note 2: Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements were prepared in conformity with U.S. GAAP. The Condensed Consolidated Financial Statements do not include all of the information or notes necessary for a complete presentation in accordance with U.S. GAAP. Accordingly, these Condensed Consolidated Financial Statements should be read in conjunction with the Company’s annual financial statements as of and for the year ended December 31, 2020. The results of operations for the three months ended March 31, 2021 and 2020 are not necessarily indicative of the operating results for the full year.

In the opinion of management, the quarterly financial data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the quarterly periods presented. The Condensed Consolidated Financial Statements of the Company include the accounts of all of its subsidiaries. Subsidiaries are entities over which the Company has control, where control is defined as the power to govern financial and operating policies. Generally, the Company has a shareholding of more than 50% of the voting rights in its subsidiaries. The effect of potential voting rights that are currently exercisable is considered when assessing whether control exists. Subsidiaries are fully consolidated from the date control is transferred to the Company, and are de-consolidated from the date control ceases. Intercompany accounts and transactions have been eliminated in consolidation.

During the fourth quarter of 2020, the Company realigned its reporting structure and changed the manner in which performance is assessed. The two operating segments created include the Science Group and the Intellectual Property Group. The segment reporting changes were retrospectively applied to all periods presented. Certain reclassifications of prior year's data have been made to conform to the current year's presentation of reportable segment information as disclosed in Note 21 - Segment Information and financial statement line items within the Condensed Consolidated Statements of Operations.

Note 3: Summary of Significant Accounting Policies
Our significant accounting policies are those that we believe are important to the portrayal of our financial condition and results of operations, as well as those that involve significant judgments or estimates about matters that are inherently uncertain. There have been no material changes to the significant accounting policies discussed in Item 8. – Financial Statements and Supplementary Data – Notes to the Consolidated Financial Statements – Note 3 of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020, which was filed with the SEC on May 10, 2021 (the "Amended Form 10-K").
Newly Adopted Accounting Standards
In June 2016, the Financial Accounting Standards Board ("FASB") issued new guidance, ASU 2016-13, related to measurement of credit losses on financial instruments which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This new guidance replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. The Company has determined that the impact of this new accounting guidance primarily affects our accounts receivable. The Company prospectively adopted the standard on January 1, 2020. The adoption of this standard had an impact of $10,097 on the beginning Accumulated deficit balance in the Condensed Consolidated Balance Sheets as of January 1, 2020. In April 2019

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
and November 2019, the FASB issued ASU 2019-05 and ASU 2019-11, respectively, effective for the same period as ASU 2016-03. These updates offered options to entities intended to bring transition relief and offered clarification on the previously issued standard, respectively. The Company's accounting for credit losses did not change as a result of these two updates.
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
In December 2019, the FASB issued ASU 2019-12, which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. The guidance is effective for all entities for fiscal years beginning after December 15, 2020. The adoption of this new standard in Q1 2021 did not have a material impact on the Company's Condensed Consolidated Financial Statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The guidance is effective for all entities from the period March 12, 2020 through December 31, 2022. The Company has elected the optional expedients for its interest rate swap agreements and debt agreements with reference to LIBOR. Upon meeting the specified criteria in the guidance, the Company will continue to account for its interest rate swaps in accordance with hedge accounting and will not apply modification accounting to its debt agreements. In January 2021, the FASB issued ASU 2021-01, which made clarifications relating to the previously issued Reference Rate Reform guidance effective for the same period as ASU 2020-04. This clarification did not have an effect on how the Company accounts for its interest rate swaps and debt agreements.
Recently Issued Accounting Standards
As of March 31, 2021, the Company implemented all applicable new accounting standards and updates issued by the FASB that were in effect. There were no other new accounting standards or updates issued or effective as of March 31, 2021, that have, or are expected to have, a material impact on the Company's Condensed Consolidated Financial Statements.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

Note 4: Business Combinations
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

The aggregate consideration paid in connection with the closing of the DRG acquisition was $964,997, comprised of $900,000 of base cash plus $6,100 of adjusted closing cash paid on the closing date and 2,895,638 of the Company's ordinary shares issued to PEL on March 5, 2021. The contingent stock consideration was valued at $58,897 on the closing date and was revalued at each period end until the issuance date. For the three months ended March 31, 2021, the fair value of the contingent stock consideration decreased by $24,410, which was recorded to selling, general and administrative costs in the Condensed Consolidated Statements of Operations. The corresponding liability was $86,029 as of December 31, 2020 and recorded to Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. As the liability settled on March 5, 2021 with the Company issuing 2,895,638 ordinary shares valued at $61,619, there was no liability captured within the March 31, 2021 Condensed Consolidated Balance Sheet. See Note 22 - Commitments and Contingencies for more information. The DRG acquisition was accounted for using the acquisition method of accounting. The excess of the purchase price over the net tangible and intangible assets is recorded to Goodwill and primarily reflects the assembled workforce and expected synergies. Goodwill is not deductible for tax purposes. During the three months ended March 31, 2021, total transaction costs incurred in connection with the acquisition of DRG was a net gain of $24,383 due to the decrease to the fair value of the contingent stock consideration between December 31, 2020 and March 5, 2021. Total transaction costs during the three months ended March 31, 2020 were $19,762.

The amount of Revenues, net and Net loss resulting from the acquisition that are attributable to the Company's stockholders and included in the Condensed Consolidated Statements of Operations and Comprehensive Loss were as follows:

	Three Months Ended March 31,
	2021	2020
Revenues, net (1)	$44,320	$17,044
Net loss attributable to the Company's stockholders	$(7,831)	$(606)

(1) Includes $1,534 of a deferred revenue adjustment recognized during the three months ended March 31, 2020.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
The following table summarizes the final purchase price allocation for this acquisition:

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
During the year ended December 31, 2020, there were additional purchase accounting adjustments of $1,804. These adjustments were related to fixed assets, deferred revenue and legal accrual with a corresponding net decrease to goodwill.
Unaudited pro forma information for the Company for the periods presented as if the acquisition had occurred January 1, 2019 is as follows:

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

	Three Months Ended March 31,
	2021	2020
Pro forma revenues, net	$428,430	$265,341
Pro forma net loss attributable to the Company's stockholders(1)	(23,954)	(120,070)

  (1) The Pro forma net loss attributable to the Company's stockholders for the three months ended March 31, 2020 has been restated. See Note 25 - Restatement of Previously Issued Condensed Financial Statements for more information.

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
The unaudited pro forma results include certain pro forma adjustments to revenue and net loss that were directly attributable to the acquisition, assuming the acquisition had occurred on January 1, 2019, including the following: (i) additional amortization expense that would have been recognized relating to the acquired intangible assets, (ii) adjustments to interest expense to reflect the removal of DRG debt and the additional Company borrowings in conjunction with the acquisition, (iii) acquisition-related transaction costs and other one-time non-recurring costs which reduced expenses by $24,926 for the three months ended March 31, 2020.

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
Clarivate acquired all of the outstanding shares of CPA Global in a cash and stock transaction. The aggregate consideration in connection with the closing of the CPA Global acquisition was $8,740,556, net of $99,043 cash acquired and including an equity holdback consideration of $46,485. The aggregate consideration was composed of (i) $6,761,515 from the issuance of up to 218,183,778 ordinary shares to Redtop Holdings Limited, a portfolio company of Leonard Green & Partners, L.P., representing approximately 35% pro forma fully diluted ownership of Clarivate and (ii) approximately $2,078,084 in cash to fund the repayment of CPA Global's parent company outstanding debt of $2,055,822 and related interest swap termination fee of $22,262. Of the 218,306,663 ordinary shares issuable in the acquisition, Clarivate issued 216,683,778 ordinary shares as of October 1, 2020.

Issuance of 218,183,778 shares	$6,761,515
Cash paid for repayment of CPA Global's parent company debt and related interest rate swap termination charge	2,078,084
Total purchase price	8,839,599
Cash acquired	(99,043)
Total purchase price, net of cash acquired	$8,740,556
The excess of the purchase price over the net tangible and intangible assets is recorded to Goodwill and primarily reflects the assembled workforce and expected synergies. Goodwill is not deductible for tax purposes. Total transaction costs incurred in connection with the acquisition of CPA Global was a net gain of $3,190 and $0 for three months ended March 31, 2021 and 2020, respectively.
The amount of Revenues, net and Net loss resulting from the acquisition that are attributable to the Company's stockholders and included in the Consolidated Statements of Operations and Comprehensive Loss were as follows:

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

Three Months Ended March 31, 2021
Revenues, net (1)	$152,576
Net loss attributable to the Company's stockholders	$(17,052)

(1) Includes $3,002 of a deferred revenue adjustment recognized during the three months ended March 31, 2021.
The purchase price allocation for the CPA Global acquisition as of the close date of October 1, 2020 is preliminary and may change upon completion of the determination of the fair value of assets acquired and liabilities assumed. The following table summarizes the preliminary purchase price allocation for this acquisition:

Total
Accounts receivable	$379,346
Prepaid expenses	27,595
Other current assets	215,364
Property and equipment, net	12,288
Other intangible assets	4,920,317
Deferred income taxes	19,310
Other non-current assets	24,613
Operating lease right-of-use assets	30,649
Total assets	$5,629,482
Accounts payable	53,501
Accrued expenses and other current liabilities	412,993
Current portion of deferred revenue	179,619
Current portion of operating lease liabilities	7,738
Non-current portion of deferred revenue	16,786
Deferred income taxes	302,307
Other non-current liabilities	43,785
Operating lease liabilities	23,615
Total liabilities	1,040,344
Fair value of acquired identifiable assets and liabilities	$4,589,138

Purchase price, net of cash(1)	$8,740,556
Less: Fair value of acquired identifiable assets and liabilities	4,589,138
Goodwill	$4,151,418

(1) The Company acquired cash of $99,043.
During the three months ended March 31, 2021, the Company recorded measurement period adjustments related to the valuation of cash, accounts receivables, accrued expenses legal accruals, and deferred revenue with a corresponding net decrease to goodwill in the amount of $8,121. The valuation of CPA Global's opening balance sheet cash and accounts receivable increased by $433 and $6,222, respectively, which decreased CPA Global's Goodwill balance by a similar amount. There was a $1,289 and $361 increase in the legal accrual and deferred income taxes liability, respectively, which increased CPA Global's Goodwill balance. There was a decrease in accrued expenses and deferred revenue in the amount of $2,358 and $756, respectively, which decreased CPA Global's Goodwill balance.

The identifiable intangible assets acquired are amortized on a straight-line basis over their estimated useful lives. The following table summarizes the estimated fair value of CPA Global’s identifiable intangible assets acquired and their remaining amortization period (in years):

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

	Fair Value as of October 1, 2020	Remaining Range of Years
Customer relationships	$4,643,306	17-23
Technology	266,224	6-14
Trademarks	10,787	2-17
Total identifiable intangible assets	$4,920,317

Acquisition of Beijing IncoPat
On October 26, 2020, the Company acquired 100% of the equity voting interest in Beijing IncoPat Technology Co., Ltd. (“IncoPat”). IncoPat is a leading patent information service provider in China via cash on hand. IncoPat is complementary to Clarivate’s intellectual property portfolio. The Company paid $52,133 in cash to acquire IncoPat. As of December 31, 2020 and March 31, 2021, $6,313 of the consideration is held in escrow and will be paid in a future period. Until this balance is paid it will be held in restricted cash with the offsetting liability within accrued expenses and other current liabilities. The excess of the purchase price over the net tangible and intangible assets is recorded to Goodwill and primarily reflects the assembled workforce and expected synergies. Goodwill is not deductible for tax purposes. Total transactions costs incurred in connection with the acquisition of IncoPat were immaterial and $0 for the three months ended March 31, 2021 and 2020, respectively. IncoPat contributed revenues of $2,236 and a net loss of $73 to the Company's March 31, 2021 results and did not have an impact on March 31, 2020 results.
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

(1) The Company acquired cash of $844.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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
Acquisition of Hanlim IPS Co., LTC
On November 23, 2020, the Company acquired 100% of the equity voting interest in Hanlim IPS Co., LTC ("Hanlim IPS") Hanlim IPS is a patent research and consulting services provider in South Korea. The acquisition's purpose is to accelerate innovation in South Korea by offering a more comprehensive range of IP information and insights solutions. The Company paid $9,254 in cash to acquire Hanlim IPS. The excess of the purchase price over the net tangible and intangible assets is recorded to Goodwill and primarily reflects the assembled workforce and expected synergies. Goodwill is not deductible for tax purposes. Total transactions costs incurred in connection with the acquisition of Hanlim were immaterial and $0 for the three months ended March 31, 2021 and 2020, respectively. Hanlim IPS contributed revenue of $291 and net income of $19 to the Company's March 31, 2021 results and did not have an impact on March 31, 2020 results.
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

	Fair Value as of November 23, 2020	Remaining Range of Years
Customer relationships	$7,832	11-13
Trade name	15	2
Non-compete agreements	958	5
Total identifiable intangible assets	$8,805

Note 5: Assets Held for Sale and Divested Operations
On November 6, 2020, the Company completed the sale of certain assets and liabilities of the Techstreet business to The International Society of Interdisciplinary Engineers LLC for a total purchase price of $42,832, of which $4,300 will be held in escrow and paid to the Company in a future period. As a result of the sale, the Company recorded a net gain on sale of $28,140, inclusive of incurred transaction costs of $115 in connection with the divestiture during the fourth quarter of 2020. The gain on sale is included in Other operating income (expense), net within the Consolidated Statements of Operations during the year ended December 31, 2020. As a result of the sale, the Company wrote off balances associated with Techstreet including intangible assets of $10,179 and Goodwill in the amount of $9,129. The Company used the proceeds for general business purposes.

On November 3, 2019, the Company entered into an agreement with OpSec Security for the sale of certain assets and liabilities of its MarkMonitor Product Line within its IP Group. The divestiture closed on January 1, 2020 for a total purchase price of $3,751. An impairment charge of $18,431 was recognized in the Consolidated Statements of Operations during the year ended December 31, 2019, to write down the Assets and Liabilities of the disposal group to fair value. Of the total impairment charge, $17,967 related to the write down of intangible assets and $468 to the write down of goodwill. There was an immaterial loss on the divestiture recorded to Other operating income (expense), net during the three months ended March 31, 2020. The Company used the proceeds for general business purposes.
The divestitures of Techstreet and certain assets and liabilities of MarkMonitor did not represent a strategic shift and are not expected to have a major effect on the Company’s operations or financial results, as defined by ASC 205-20, Discontinued Operations; as a result, the divestitures do not meet the criteria to be classified as discontinued operations.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
Note 6: Accounts Receivable
Our accounts receivable balance consists of the following as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Accounts receivable	$715,219	$746,478
Less: Accounts receivable allowance	(8,340)	(8,745)
Accounts receivable, net	$706,879	$737,733

The Company estimates credit losses for trade receivables by aggregating similar customer types together, because they tend to share similar credit risk characteristics, taking into consideration the number of days the receivable is past due. Provision rates for the allowance for doubtful accounts are based upon the historical loss method by evaluating factors such as the length of time receivables that are past due and historical collection experience. Additionally, provision rates are based upon current and future economic and competitive environment factors that could impact the collectability of the receivable. Trade and other receivables are written off when there is no reasonable expectation of recovery. Indicators that there is no reasonable expectation of recovery include past due status greater than 360 days or bankruptcy of the debtor. The activity in our accounts receivable allowance consists of the following for the three months ended March 31, 2021 and year ended December 31, 2020, respectively:

	March 31,	December 31,
	2021	2020
Balance at beginning of year	$8,745	$16,511
Additional provisions	1,495	4,339
Write-offs	(2,069)	(22,205)
Opening balance sheet adjustment- ASU 2016 -13 adoption	—	10,097
Exchange differences	169	3
Balance at the end of year	$8,340	$8,745
The potential for credit losses is mitigated because customer creditworthiness is evaluated before credit is extended.
The Company recorded write-offs against the reserve of $2,069 and $22,205 for the three months ended March 31, 2021 and year ended December 31, 2020, respectively.
We are monitoring the impacts from the COVID-19 pandemic on our customers and various counterparties. During the three months ended March 31, 2021 and year ended December 31, 2020, the Company’s allowance for doubtful accounts and credit losses considered additional risk related to the pandemic. However, this risk to-date was not considered material.

Note 7: Leases

The Company has multiple agreements to sublease operating lease right of use assets and recognized $755 and $0 of sublease income for three months ended March 31, 2021 and 2020, respectively, within Selling, general and administrative costs in the Condensed Consolidated Statements of Operations.

The Company evaluates long-lived assets for indicators of impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company considers a triggering event to have occurred upon exiting a facility if the expected undiscounted cash flows for the sublease period are less than the carrying value of the assets group. An impairment charge is recorded in the excess of each operating lease right-of-use asset's carrying amount over its estimated fair value. In connection with the Company's digital workplace transformation initiative to enable colleagues to work remotely, the Company ceased the use of select leased sites during the three months ended March 31, 2021. As a result, the Company recorded a non-cash impairment charge to Restructuring and impairment within the Condensed

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
Consolidated Statement of Operations based on the estimate of future recoverable cash flows of $40,984 and $0 for three months ended March 31, 2021 and 2020, respectively. As part of the impairment charge, the carrying value of the Operating lease right of use asset was reduced by $40,984, which are non-cash charges. Additionally, the Company incurred $3,104 in lease termination fees during the three months ended March 31, 2021. See Note 24 - Restructuring and Impairment and Note 26 - Subsequent Events for further information.

Note 8: Property and Equipment, Net
Property and equipment, net consisted of the following:

	March 31,	December 31,
	2021	2020
Computer hardware	$39,909	$38,253
Leasehold improvements	18,734	21,614
Furniture, fixtures and equipment	12,731	13,201
Total property and equipment, gross	71,374	73,068
Accumulated depreciation	(37,809)	(36,801)
Total property and equipment, net	$33,565	$36,267
Depreciation amounted to $3,333, and $2,329 for the three months ended March 31, 2021 and 2020, respectively.

Note 9: Other Intangible Assets, net and Goodwill
Other Intangible Assets, net
The following tables summarize the gross carrying amounts and accumulated amortization of the Company’s identifiable intangible assets by major class:

	March 31, 2021			December 31, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Finite-lived intangible assets
Customer relationships	$5,600,118	$(322,719)	$5,277,399	$5,598,175	$(261,350)	$5,336,825
Databases and content	1,842,783	(494,041)	1,348,742	1,848,041	(464,683)	1,383,358
Computer software	682,948	(238,093)	444,855	658,976	(209,611)	449,365
Trade names	16,779	(5,703)	11,076	18,606	(2,360)	16,246
Backlog	29,202	(7,738)	21,464	29,216	(5,905)	23,311
Finite-lived intangible assets	8,171,830	(1,068,294)	7,103,536	8,153,014	(943,909)	7,209,105
Indefinite-lived intangible assets
Trade names	162,961	—	162,961	161,245	—	161,245
Total intangible assets	$8,334,791	$(1,068,294)	$7,266,497	$8,314,259	$(943,909)	$7,370,350
Amortization amounted to $128,321 and $49,112 for the three months ended March 31, 2021 and 2020, respectively.
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

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
Goodwill
The change in the carrying amount of goodwill is shown below:

	Science Segment	Intellectual Property Segment	Consolidated Total
Balance as of December 31, 2019	$909,937	$418,108	$1,328,045
Acquisition	497,263	4,202,875	4,700,138
Divestiture	—	(9,129)	(9,129)
Impact of foreign currency fluctuations and other	607	232,975	233,582
Balance as of December 31, 2020	$1,407,807	$4,844,829	$6,252,636
Acquisition(1)	—	(8,121)	(8,121)
Impact of foreign currency fluctuations and other	(118)	1,987	1,869
Balance as of March 31, 2021	$1,407,689	$4,838,695	$6,246,384
(1) Balance represents $8,121 in purchase accounting adjustments associated with the CPA Global Acquisition.

Note 10: Derivative Instruments
Effective March 31, 2017, the Company entered into interest rate swap arrangements with counterparties to reduce its exposure to variability in cash flows relating to interest payments on $300,000 of its outstanding Term Loan arrangements. Additionally, effective February 28, 2018, the Company entered into another interest rate swap relating to interest payments on $50,000 of its outstanding Term Loan arrangements. These hedging instruments matured on March 31, 2021. The Company applies hedge accounting by designating the interest rate swaps as a hedge on applicable future quarterly interest payments.
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
Changes in the fair value are recorded in Accumulated other comprehensive income(loss) ("AOCI") and the amounts reclassified out of AOCI are recorded to Interest expense, net. The fair value of the interest rate swaps is recorded in Other current assets or Accrued expenses and other current liabilities and Other non-current assets or liabilities, according to the duration of related cash flows. The total fair value of the interest rate swaps was a liability of $3,394 as of March 31, 2021 and a liability of $5,159 as of December 31, 2020.
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
The Company had a period of ineffectiveness related to the cash flow hedges in the three months ended March 31, 2020. The ineffectiveness was due to a drop in LIBOR rates below the LIBOR floor defined per the credit facilities, which were amended on March 31, 2020, resulting in a highly effective hedge. As a result of the ineffectiveness, the Company recognized a loss of $978 for the three months ended March 31, 2020, which was recorded to Interest expense, net on the Consolidated Statements of Operations. As of March 31, 2021, there was no hedge ineffectiveness associated with the Company’s interest rate swaps.
In March 2021, the Company entered into interest rate swap arrangements with counterparties to reduce its exposure to variability in cash flows relating to interest payments on $350,000 of its term loans and replaced the interest rate swaps that matured during March 2021. These interest rate swap arrangements are effective March 31, 2021 and have a maturity date of March 31, 2024.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

The following table summarizes the changes in AOCI (net of tax) related to cash flow hedges for the three months ended March 31, 2021:

AOCI Balance at December 31, 2020	$(3,756)
Derivative losses recognized in Other comprehensive loss	192
Amount reclassified out of Other comprehensive loss to Net loss	1,148
AOCI Balance at March 31, 2021	$(2,416)

The following table summarizes the changes in AOCI (net of tax) related to cash flow hedges for the three months ended March 31, 2020:

AOCI Balance at December 31, 2019	$(2,778)
Derivative losses recognized in Other comprehensive loss	(3,160)
Amount reclassified out of Other comprehensive loss to Net loss	270
AOCI Balance at March 31, 2020	$(5,668)

Foreign Currency Forward Contracts

In September 2020, the Company entered into two foreign exchange forward contracts to reduce its exposure to variability in cash flows relating to funding of the repayment of CPA Global's parent company outstanding debt on October 1, 2020. This contract was settled as of October 1, 2020. The Company recognized a gain from the mark to market adjustment of $0 and $0, in Other operating income, net on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020. The nominal amount of outstanding foreign currency contracts was $0 and $0 as of March 31, 2021 and December 31, 2020.

The Company periodically enters into foreign currency contracts. The purpose of these derivative instruments is to help manage the Company’s exposure to foreign exchange rate risks within the acquired CPA Global business. These contracts generally do not exceed 180 days in duration. The Company recognized a gain from the mark to market adjustment of $1,023 and $0, in Other operating income, net on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020. The nominal amount of outstanding foreign currency contracts was $331,702 and $354,751 as of March 31, 2021 and December 31, 2020, respectively.

The Company accounts for these forward contracts at fair value and recognizes the associated realized and unrealized gains and losses in Other operating income (expense), net in the Condensed Consolidated Statements of Operations, as the contracts are not designated as accounting hedges under the applicable sections of ASC Topic 815. The total fair value of the forward contracts represented an asset balance of $81 and $8,574 and a liability balance of $3,909 and $106 as of March 31, 2021 and December 31, 2020, respectively, which was classified within Other current assets and Accrued expenses and other current liabilities, respectively, on the Condensed Consolidated Balance Sheets. The Company recognized gains from the mark to market adjustment of $1,023 and $0 in Other operating income (expense), net on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020, respectively.

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

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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
The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and other accruals readily convertible into cash approximate fair value because of the short-term nature of the instruments. The carrying value of the Company's variable interest rate debt, excluding unamortized debt issuance costs and original issue discount, approximates fair value due to the short-term nature of the interest rate benchmark rates. The fair value of the fixed rate debt is estimated based on market observable data for debt with similar prepayment features. The fair value of the Company's debt was $3,553,694 and $3,574,282 at March 31, 2021 and December 31, 2020, respectively. The fair value is considered Level 2 under the fair value hierarchy.
Private Placement Warrants - The Company has determined that the Private Placement Warrants are subject to accounting treatment as a liability. The Company has determined that the fair value of each Private Placement Warrant issued using a Monte Carlo simulation approach for valuations performed through the August 14, 2019 modification described in Note 17 - Employment and Compensation Arrangements, and a Black-Scholes option valuation model thereafter. Accordingly, the warrants issued are classified as Level 3 financial instruments. The assumptions in the models include, but are not limited to, risk-free interest rate, expected volatility of the Company’s and the peer group’s stock prices, dividend yield, and a discount for lack of marketability (“DLOM”) was applied to shares that are subject to remaining post vesting lock up restrictions.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The Company has determined that its forward contracts, included in other current assets, along with its interest rate swaps, included in Accrued expenses and other current liabilities and Other non-current liabilities according to the duration of related cash flows, reside within Level 2 of the fair value hierarchy.
In accordance with ASC 805, we estimated the fair value of the earn-outs using a Monte Carlo simulation. The amount of the earn-outs approximate fair value due to the short term nature of their remaining payments as of March 31, 2021 and December 31, 2020. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. As of December 31, 2020, the Company paid the remaining earn-out liabilities related to Publons and TrademarkVision. These acquisitions occurred in 2017 and 2018, respectively. The amounts payable were contingent upon the achievement of certain company specific milestones and performance metrics including number of cumulative users, cumulative reviews and annual revenue over a 1-year and 3-year period. Changes in the earn-out are recorded to Selling, general and administrative costs in the Consolidated Statements of Operations.
As part of the DRG acquisition, the Company maintained a contingent stock liability based on observable market data relating to the DRG acquisition that occurred on February 28, 2020. Changes in the contingent stock liability were recorded to Selling, general and administrative costs in the Consolidated Statements of Operations. The contingent stock liability was

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
recorded in Accrued expenses and other current liabilities and is classified as Level 2 in the fair value hierarchy. The liability was settled by the issuance of ordinary shares on March 5, 2021. This fair value measurement is based on observable market data and other indirect observable market inputs and thus represents a Level 2 measurement as defined in ASC 820.
As part of the CPA Global acquisition, the Company maintained a contingent stock liability based on observable market data relating to the CPA Global acquisition that occurred on October 1, 2020. Changes in the contingent stock liability were recorded to Selling, general and administrative costs in the Consolidated Statements of Operations. The contingent stock liability was recorded in Accrued expenses and other current liabilities and is classified as Level 2 in the fair value hierarchy. The liability was settled by the issuance of ordinary shares on January 21, 2021. This fair value measurement is based on observable market data and other indirect observable market inputs and thus represents a Level 2 measurement as defined in ASC 820.
As of March 31, 2021 and December 31, 2020, the Company maintains an employee phantom share plan receivable asset and liability, including an accrued liability for the employer's portion of payroll withholding taxes, which was recorded in connection with the acquisition opening balance sheet. The legacy CPA Global phantom share plan contained a change in control provision for an exit event which included the sale of CPA Global. Upon the exit event, the phantom shares converted into the Company's ordinary shares and the funds were placed into an employee benefit trust to be passed to the Company for payment to the respective employees via Clarivate payroll. The Company is required to withhold employee payroll taxes and will be required to fund and pay employer payroll taxes. The associated asset and liability balances are based on observable market data relating to the CPA Global acquisition that occurred on October 1, 2020. Changes in the receivable asset and liability are recorded to Selling, general and administrative costs in the Consolidated Statements of Operations. The current and non-current portions of the liability are recorded in Accrued expenses and other current liabilities and Other non-current liabilities, respectively. The current and non-current portions of the receivable asset is recorded in Other current assets and Other non-current assets, respectively. The balances are classified as Level 2 in the fair value hierarchy. This fair value measurement is based on observable market data and other indirect observable market inputs and thus represents a Level 2 measurement as defined in ASC 820.
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
The following table summarizes the changes in Private Placement Warrant liability as of March 31, 2021 and March 31, 2020.

Balance at December 31, 2019	$111,813
Mark to market adjustment on financial instruments	55,632
Exercise of Private Placement Warrants	—
Balance at March 31, 2020	$167,445

Balance at December 31, 2020	$312,751
Mark to market adjustment on financial instruments	(51,215)
Exercise of Private Placement Warrants	(3,592)
Balance at March 31, 2021	$257,944

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
For the three months ended March 31, 2021, there was no earn-out liability. The following table presents the changes in the Level 3 earn-out for the three months ended March 31, 2020:

Balance at December 31, 2019	$11,100
Payment of earn-out liability (1)	(8,000)
Revaluations included in earnings	380
Balance at March 31, 2020	$3,480

(1) See Note 22 - Commitments and Contingencies for further details.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
The following table provides a summary of the Company’s assets and liabilities that were recognized at fair value on a recurring basis as at March 31, 2021 and December 31, 2020:

	March 31, 2021
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Forward contracts asset	$—	$81	$—	$81
Employee phantom share receivable asset	—	168,006	—	168,006
	—	168,087	—	168,087
Liabilities
Warrant liability	—	—	257,944	257,944
Employee phantom share liability - current	—	171,889	—	171,889
Employee phantom share liability - non-current	—	16,583	—	16,583
Forward contracts liability	—	3,909	—	3,909
Interest rate swap liability	—	3,394	—	3,394
Total	$—	$195,775	$257,944	$453,719

	December 31, 2020
	Level 1	Level 2	Level 3 (As Restated)	Total Fair Value
Assets
Forward contracts asset	$—	$8,574	$—	$8,574
Employee phantom share receivable asset	—	188,770	—	188,770
	—	197,344	—	197,344
Liabilities
Warrant liability - (As Restated)	—	—	312,751	312,751
Employee phantom share liability - current	—	193,162	—	193,162
Employee phantom share liability - non-current	—	18,670	—	18,670
Forward contracts liability	—	106	—	106
Interest rate swap liability	—	5,159	—	5,159
Contingent stock liability	—	130,594	—	130,594
Total	$—	$347,691	$312,751	$660,442
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

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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
Right of Use Asset — The guidance in ASC 360-10 requires three steps to identify, recognize and measure the impairment of a long-lived asset (asset group) to be held and used. The Company evaluates whether there are indicators of impairment present (i.e., whether there are any events or changes in circumstances that indicate that the carrying amount of the long-lived asset (group) might not be recoverable, including the ceased use of the leased property). The Company performs tests for recoverability and if indicators of impairment are present, the Company perform a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the long-lived asset (asset group) in question to the carrying amount of the long-lived asset (asset group). If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of the long-lived asset (asset group), the Company determines the fair value of the long-lived asset (asset group) and recognizes an impairment loss if the carrying amount of the long-lived asset (asset group) exceeds its fair value. For the three months ended March 31, 2021, the Company recorded an impairment charge was taken where the carrying value of the operating lease right of use asset was reduced by $40,984, which are non-cash charges. Additionally, the Company incurred $3,104 in lease termination fees during the three months ended March 31, 2021. Fair value assumptions including sublease probabilities and the present value factor were used in the impairment calculation.

Note 12: Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities, consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Employee phantom share plan liability (1)	$171,889	$193,162
Contingent stock liability(2)	—	130,594
Employee related accruals(3)	63,302	98,481
Accrued professional fees(4)	49,729	67,628
Tax related accruals (5)	42,872	45,119
Other accrued expenses and other current liabilities(6)	213,559	181,372
Total accrued expenses and other current liabilities	$541,351	$716,356

(1) See Note 11 - Fair Value Measurements for further information with respect to the employee phantom share plan liabilities.

(2) Contingent stock consideration associated with the CPA Global and DRG acquisitions. See Note 4 - Business Combinations and Note 22 - Commitments and Contingencies for further information.

(3) Employee related accruals include accrued payroll, bonus and employee commissions.

(4) Professional and outside service related fees including accrued legal fees, audit fees, outside services, technology, and contractor fees.

(5) Tax related accruals include value-added tax payable and other current taxes payable.

(6) Includes current liabilities due to customers, royalty accruals, interest payable, and a collection of miscellaneous other current liabilities.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

Note 13: Pension and Other Post‑Retirement Benefits

The components of net periodic benefit cost changes in plan assets and benefit obligations recognized as follows:

	Three Months Ended March 31,
	2021	2020
Service cost	$368	$226
Interest cost	82	79
Expected return on plan assets	(52)	(40)
Amortization of actuarial gains	(6)	(19)
Net periodic benefit cost	$392	$246
Interest cost and expected return on plan assets are recorded in Interest expense, net on the accompanying Interim Condensed Consolidated Statements of Operations.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
Note 14: Debt
The following is a summary of the Company’s debt:

		March 31, 2021		December 31, 2020
Type	Maturity	Effective Interest Rate	Carrying Value	Effective Interest Rate	Carrying Value
Senior Secured Notes (2026)	2026	4.500%	$700,000	4.500%	$700,000
Term Loan Facility (2026)	2026	3.610%	2,840,250	3.626%	2,847,400
The Revolving Credit Facility	2024	—%	—	—%	—
Total debt outstanding			3,540,250		3,547,400
Debt issuance costs			(49,346)		(51,309)
Term Loan Facility, discount			(9,222)		(9,591)
Short-term debt, including current portion of long-term debt			(28,600)		(28,600)
Long-term debt, net of current portion and debt issuance costs			$3,453,082		$3,457,900
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
On October 1, 2020, in connection with the CPA Global acquisition, the Company incurred an incremental $1,600,000 of borrowings under our term loan facility and used the net proceeds from such borrowings to fund the repayment of CPA Global's parent company outstanding debt of $2,055,822. Previously, the Company had secured the backstop of a $1,500,000 fully committed bridge facility. However, the Company obtained all required financing with proceeds from the additional term loan borrowings and the bridge facility remained undrawn through its expiration on closing of the acquisition.

On October 1, 2020, the Company borrowed $60,000 on the existing Revolving Credit Facility and used the net proceeds from such borrowings to fund the debt extinguishment costs in connection with funding of the repayment of CPA Global's parent company outstanding debt. The amount was repaid in the fourth quarter of 2020 and the revolving credit facility has remained undrawn in the period subsequent to the pay down. The revolving credit facility is subject to a commitment fee of 0.375% per annum.

With respect to the Credit Facilities, the Company may be subject to certain negative covenants, including either a fixed charge coverage ratio, total first lien net leverage ratio, or total net leverage ratio if certain conditions are met. These conditions were not met and the Company was not required to perform these covenants as of March 31, 2021 .
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
As of March 31, 2021, letters of credit totaling $6,355 were collateralized by the Revolving Credit Facility. Notwithstanding the Revolving Credit Facility, as of March 31, 2021 the Company had an unsecured corporate guarantee outstanding for $10,651 and cash collateralized letters of credit totaling $1,774, all of which were not collateralized by the Revolving Credit Facility. The Company did not have any borrowings against the Revolving Credit Facility as of March 31, 2021 and December 31, 2020, to support current operations.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
The carrying value of the Company’s variable interest rate debt, excluding unamortized debt issuance costs, approximates fair value due to the short-term nature of the interest rate benchmark rates. The fair value of the fixed rate debt is estimated based on market observable data for debt with similar prepayment features. The fair value of the Company’s debt was $3,553,694 and $3,574,282 at March 31, 2021 and December 31, 2020, respectively. The debt is considered a Level 2 liability under the fair value hierarchy.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
Note 15: Revenue
Disaggregated Revenues
The tables below show the Company’s disaggregated revenue for the periods presented:

	Three Months Ended March 31,
	2021	2020
Subscription revenues	$235,092	$193,235
Transactional revenues	84,177	49,239
Re-occurring revenues	112,185	—
Total revenues, gross	431,454	242,474
Deferred revenues adjustment(1)	(3,024)	(1,882)
Total revenues, net	$428,430	$240,592
(1) Reflects the deferred revenue adjustment as a result of purchase accounting.
Contract Balances

	Accounts receivable, net	Current portion of deferred revenues	Non-current portion of deferred revenues
Opening (1/1/2021)	$737,733	$707,318	$41,399
Closing (03/31/2021)	706,879	769,030	45,404
(Increase)/decrease	$30,854	$(61,712)	$(4,005)

Opening (1/1/2020)	$333,858	$407,325	$19,723
Closing (03/31/2020)	343,177	472,101	18,774
(Increase)/decrease	$(9,319)	$(64,776)	$949
The amount of revenue recognized in the period that was included in the opening deferred revenues balances was $231,275 and $105,150 for the three months ended March 31, 2021 and 2020, respectively. This revenue consists primarily of subscription revenues.
Transaction Price Allocated to the Remaining Performance Obligation
As of March 31, 2021, approximately $74,238 of revenues is expected to be recognized in the future from remaining performance obligations, excluding contracts with duration of one year or less. The Company expects to recognize revenue on approximately 48.6% of these performance obligations over the next 12 months. Of the remaining 51.4%, 25.2% is expected to be recognized within the following year, 25.7% is expected to be recognized within three to five years, with the final 0.5% expected to be recognized within six to ten years.

Note 16: Shareholders’ Equity
Pre-2019 Transaction
In March 2017, the Company formed the Management Incentive Plan under which certain employees of the Company may be eligible to purchase shares of the Company. In exchange for each share purchase subscription, the purchaser is entitled to a fully vested right to an ordinary share. Additionally, along with a subscription, employees receive a corresponding number of options to acquire additional ordinary shares subject to five years vesting. See Note 17 - Employment and Compensation Arrangements for additional detail related to the options. There were no share subscriptions received prior to or following the close of the 2019 Transaction for the three months ended March 31, 2021.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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
In June 2019, the Company formed the 2019 Incentive Award Plan under which employees of the Company may be eligible to purchase shares of the Company. See Note 17 - Employment and Compensation Arrangements for additional detail related to the 2019 Incentive Award Plan. In exchange for each share subscription purchased, the purchaser is entitled to a fully vested right to an ordinary share. At March 31, 2021 there were unlimited shares of ordinary stock authorized, and 611,355,226 shares issued and outstanding, with a par value of $0.00. The Company did not hold any shares as treasury shares as of March 31, 2021 or December 31, 2020. The Company’s ordinary stockholders are entitled to one vote per share.
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
Merger Shares
Upon consummation of the 2019 Transaction, there were 7,000,000 ordinary shares of Clarivate that are issuable to persons designated by Messrs. Stead and Klein, including themselves, if the last sale price of Clarivate’s ordinary shares is at least $20.00 for 40 days over a 60 consecutive trading day period on or before the sixth anniversary of the closing of the 2019 Transaction. On January 31, 2020, our Board agreed to waive all performance vesting conditions associated with the Merger Shares (as defined below). The Merger Shares were issued as ordinary shares to persons designated by Jerre Stead and Michael Klein on June 1, 2020 as part of the June 2020 underwritten public offering. These shares were issued during the year ended December 31, 2020. See Note 17 - Employment and Compensation Arrangements for additional detail related to the Merger Shares.
DRG Acquisition Shares
In connection with the DRG acquisition, 2,895,638 ordinary shares of the Company were issued to PEL in March 2021. See Note 4 - Business Combinations for additional details.
CPA Global Acquisition Shares
In connection with the CPA Global acquisition, on October 1, 2020, the Company issued as part of the purchase consideration, 216,683,778 ordinary shares of the Company. In January 2021, the Company issued 1,500,000 ordinary

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
shares to Redtop pursuant to a holdback clause within the purchase agreement. See Note 4 - Business Combinations for additional details.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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
A maximum aggregate amount of 60,000,000 ordinary shares are reserved for issuance under the 2019 Incentive Award Plan. Equity awards under the 2019 Incentive Award Plan may be issued in the form of options to purchase shares of the Company which are exercisable upon the occurrence of conditions specified within individual award agreements. As of March 31, 2021 and December 31, 2020, 40,724,100 and 42,785,926, respectively, awards have not been granted. The 2020 figure includes PSU awards at grant. Refer to the PSU section below for specifications of payout of these awards deemed probable.
Total share-based compensation expense, inclusive of cash and non-cash expense, included in the Consolidated Statements of Operations amounted to $10,660 and $17,469 for the three months ended March 31, 2021 and 2020, respectively. The total associated tax benefits recognized amounted to $1,400 and $2 for the three months ended March 31, 2021 and 2020, respectively.
In the three months ended March 31, 2021 and 2020, the Company recognized additional Share-based compensation expense related to the modification of certain awards under the 2019 Incentive Award Plan. As of March 31, 2021 and December 31, 2020, there was no unrecognized compensation cost related to outstanding stock options.
Stock Options
The Company’s stock option activity is summarized below:

	Number of Options	Weighted Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at December 31, 2020	7,860,618	$12.95	6.2	$131,956
Granted	—	—	0	—
Expired	—	—	0	—
Forfeited	—	—	0	—
Exercised	(835,917)	10.90	0	—
Outstanding as of March 31, 2021	7,024,701	$13.20	5.9	$93,429
Vested and exercisable at March 31, 2021	7,024,701	$13.20	5.9	$93,429
The aggregate intrinsic value in the table above represents the difference between the Company’s most recent valuation and the exercise price of each in-the-money option on the last day of the period presented. 835,917 and 3,715,455 stock options were exercised in the three months ended March 31, 2021 and 2020, respectively. The total intrinsic value of stock options exercised was approximately $11,259 and $38,444 during the three months ended March 31, 2021 and 2020, respectively.
The Company accounts for awards issued under the 2019 Incentive Award Plan as additional contributions to equity. Share-based compensation includes expense associated with stock option grants which is estimated based on the grant date fair value of the award issued.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2020	1,810,546	$19.30
Granted	1,960,701	23.55
Vested	(15,958)	22.63
Forfeited	(44,567)	24.56
Outstanding as of March 31, 2021	3,710,722	$23.42
The total fair value of RSUs that vested during the three months ended March 31, 2021 and 2020 was $361 and $2,863, respectively.
Performance Stock Units (“PSUs”)
The Company began granting PSUs (the "Original PSUs") to certain members of management on April 1, 2020 under the 2019 Incentive Award Plan. The Original PSUs typically vest over three years and are subject to performance conditions with a modifier of relative TSR as compared to the S&P 500 for vesting. The fair value of the PSUs is based on the fair value of our ordinary shares on the date of grant and valued using a Monte Carlo simulation. In years one and two of the three year vesting period, it was not possible to predict the likelihood of achieving the target and therefore, the performance condition was deemed not probable as of March 31, 2021. Accordingly, no compensation expense was recognized for the three months ended March 31, 2021.
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
The Company made a one-time grant of additional PSUs to certain key employees, including its named executive officers on December 17, 2020 under the 2019 Incentive Award Plan. The PSUs are eligible to vest based upon Clarivate’s three-year total shareholder return (“TSR”) as compared to the TSR of the S&P 500 for the same period (the “TSR PSUs”). The TSR PSUs cover the period from January 1, 2020 to December 31, 2022 and have a payout range of 0% to 120% of target. The TSR PSU grants vest over three years and are subject to market conditions for vesting. The probability of achieving the market conditions are incorporated into the fair value of the award, and related expense is recognized over the vesting period. The fair value of the PSUs is based on the fair value of our ordinary shares on the date of grant and valued using a Monte Carlo simulation. Accordingly, the Company recognized $1,144 of compensation expense for the three months ended March 31, 2021. In the event that the Original PSUs vest, the TSR PSUs will be forfeited.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

On March 1, 2021 the Company granted 499,141 PSUs to key employees under the 2019 Incentive Award Plan. These PSUs are eligible to vest based on Clarivate's three-year total shareholder return ("TSR") as compared to the TSR of the S&P 500 for the same period as well as the Company's performance against forecasted results. These PSUs cover from January 1, 2021 through December 31, 2023 and have a payout range of 0% to 200%. These PSUs vest over three years and are subject to market conditions. The probability of achieving the market conditions are incorporated into the fair value of the award, and related expense is recognized over the vesting period. The fair value of the PSUs is based on the fair value of our ordinary shares on the date of grant and valued using a Monte Carlo simulation. Accordingly, the Company recognized $108 of compensation expense for the three months ended March 31, 2021.

	Number of Shares (1)	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2020	873,325	$25.16
Granted	499,141	23.50
Outstanding as of March 31, 2021	1,372,466	$24.56
(1) The PSUs number of shares are at grant amount and are not reflective of the maximum shares that may ultimately be issued, if any.
Warrants
In connection with the acquisition of Churchill Capital Corp consummated on May 13, 2019, the Company had warrants outstanding for certain individuals to purchase an aggregate of 52,800,000 ordinary shares with an exercise price of $11.50 per share, consisting of 34,500,000 public warrants and 18,300,000 Private Placement Warrants. As of December 31, 2020, no public warrants were outstanding. On January 21, 2021, one warrant holder exercised warrants for 212,174 ordinary shares through a cashless redemption in which 80,610 shares were withheld to cover the exercise price. The net impact of the redemption was an issuance of 131,564 shares. As of March 31, 2021, there were 17,813,826 ordinary shares outstanding for Private Placement Warrants.

The following table summarizes the changes in Private Placement Warrant shares outstanding as of March 31, 2021 and March 31, 2020.

	Number of Shares	Weighted Average Fair Value per Share
Outstanding at December 31, 2019	18,300,000	$6.11
Exercise of Private Placement Warrants	—	—
Outstanding at March 31, 2020	18,300,000	$9.15

Outstanding at December 31, 2020	18,026,000	$17.35
Exercise of Private Placement Warrants	(212,174)	16.93
Outstanding at March 31, 2021	17,813,826	$14.48

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

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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

Note 18: Income Taxes
During the three months ended March 31, 2021 and 2020, the Company recognized an income tax provision of $3,569 on loss before income tax of $20,385 and $14,753 on loss before income tax of $114,880, respectively. The tax provision in each period three months ended March 31, 2021 and 2020, respectively, reflects the mix of taxing jurisdictions in which pre-tax profits and losses were recognized.

Note 19: Earnings Per Share
Potential ordinary shares of 26,853,336 and 38,149,453 of Private Placement Warrants, options, RSUs, and PSUs related to the 2019 Incentive Award Plan were excluded from diluted EPS for the three months ended March 31, 2021 and 2020, respectively, as the Company had a net loss and their inclusion would have been anti-dilutive or their performance metric was not met. See Note 16 - Shareholders’ Equity and Note 17 - Employment and Compensation Arrangements for a description.
The basic and diluted EPS computations for our ordinary stock are calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2021	2020 (As Restated)
Basic/Diluted EPS
Income (loss) available to ordinary stockholders	$(23,954)	$(129,633)

Basic and diluted weighted-average number of ordinary shares outstanding	608,598,235	343,129,833
Basic and diluted EPS	$(0.04)	$(0.38)

Note 20: Other Operating Income (Expense), Net

Other operating income (expense), net, consisted of the following for the three months ended March 31, 2021 and 2020:

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

	Three Months Ended March 31,
	2021	2020
Net foreign exchange gain (loss)	$(15,984)	$5,863
Miscellaneous income (expense), net	(246)	169
Other operating income (expense), net	$(16,230)	$6,032
.

Note 21: Segment Information
The Chief Executive Officer is the Company’s Chief Operating Decision Maker (“CODM”). Prior to the fourth quarter of 2020, the Company’s CODM previously assessed the Company-wide performance and allocated resources based on consolidated financial information. During the fourth quarter of 2020, in connection with the CPA Global combination, the company realigned its reporting structure and changed the manner in which the CODM allocates resources and assesses performance. The CODM organizes the Company within products lines and, as a result, two new operating segments were created including the Science Group and Intellectual Property Group. The segment reporting changes were retrospectively applied to all periods presented. The CODM evaluates segment performance based primarily on revenue and segment Adjusted EBITDA, as described below. The CODM does not review assets by operating segment for the purposes of assessing performance or allocated resources.
Each of the Company’s reportable segments, Science Group and Intellectual Property Group, recognizes revenue in accordance with the revenue recognition policy within Note 3 - Summary of Significant Accounting Policies. Below is the overview of the product lines within each reportable segment.

Science: The Science segment consists of our Academic and Life Sciences Product Lines. Both provide curated, high-value, structured information that is delivered and embedded into the workflows of our customers, which include research-intensive corporations, life science organizations and universities world-wide.

Intellectual Property: The Intellectual Property segment consists of our Patent, Trademark, Domain, and IP Management Product Lines. These Product Lines help manage customer’s end-to-end portfolio of intellectual property from patents to trademarks to corporate website domains.

Each of the two operating segments represent the segments for which discrete financial information is available and upon which operating results are regularly evaluated by the CODM in order to assess performance and allocate resources. The CODM evaluates performance based primarily on revenue and segment Adjusted EBITDA. Adjusted EBITDA represents net (loss) income before provision for income taxes, depreciation and amortization, interest income and expense adjusted to exclude acquisition or disposal-related transaction costs (such costs include net income from continuing operations before provision for income taxes, depreciation and amortization and interest income and expense from divestitures), losses on extinguishment of debt, stock-based compensation, unrealized foreign currency gains/(losses), costs associated with the transition services agreement with Thomson Reuters, separation and integration costs, transformational and restructuring expenses, acquisition-related adjustments to deferred revenues, costs related to our merger with Churchill Capital Corp in 2019, non-cash income/(loss) on equity and cost method investments, non-operating income or expense, the impact of certain non-cash, legal settlements and other items that are included in net income for the period that the Company does not consider indicative of its ongoing operating performance and certain unusual items impacting results in a particular period.

The following table summarizes revenue by reportable segment for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Science Segment	$191,288	$145,694
Intellectual Property Segment	237,142	94,898
Total Revenues	$428,430	$240,592

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

Adjusted EBITDA by segment
The following table presents segment profitability and a reconciliation to net income for the periods indicated:

	Three Months Ended March 31,
	2021	2020 (As Restated)
Science Segment Adjusted EBITDA	$90,594	$63,954
Intellectual Property Segment Adjusted EBITDA	74,239	14,268
Total Adjusted EBITDA	$164,833	$78,222
Benefit (provision) for income taxes	(3,569)	(14,753)
Depreciation and amortization	(131,654)	(51,441)
Interest, net	(37,393)	(30,940)
Transition services agreement costs	—	(1,551)
Transition, transformation and integration expense	(46)	(2,228)
Deferred revenues adjustment	(3,024)	(1,882)
Transaction related costs	26,639	(26,689)
Share-based compensation expense	(10,660)	(17,469)
Restructuring and impairment	(64,667)	(7,754)
Mark to market adjustment on financial instruments	51,215	(55,632)
Other	(15,628)	2,484
Net income attributable to Clarivate	$(23,954)	$(129,633)

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
Contingent Liabilities
In conjunction with the acquisition of Publons, the Company agreed to pay former shareholders up to an additional $9,500 through 2020. Amounts payable are contingent upon Publons’ achievement of certain milestones and performance metrics. The Company paid $0 and $0 of the contingent purchase price for the three months ended March 31, 2021 and 2020, respectively, as a result of Publons achieving the first tier of milestones and performance metrics. The Company had an outstanding liability for $0 and $0 related to the estimated fair value of this contingent consideration as of March 31, 2021 and December 31, 2020, respectively.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
In conjunction with the acquisition of Kopernio, the Company paid former shareholders $0 and $0 for the three months ended March 31, 2021 and 2020, respectively, due to the achievement of certain milestones and performance metrics. As a result of the payment, no further obligations exist as of March 31, 2021 and December 31, 2020, respectively.
In conjunction with the acquisition of TrademarkVision, the Company agreed to pay former shareholders a potential earn-out dependent upon achievement of certain milestones and financial performance metrics through 2020. Amounts payable are contingent upon TrademarkVision’s achievement of certain milestones and performance metrics. During the three months ended March 31, 2021 and 2020, the Company paid $0 and $8,000 of the contingent purchase price to complete the earn-out. Due to the earn-out being settled during 2020 the outstanding liability as of March 31, 2021 and December 31, 2020 was $0 and $0.
In conjunction with the acquisition of DRG, the Company agreed to pay up to 2,895,638 shares as contingent stock consideration, valued at $58,897 on the closing date of the acquisition. See Note 4 - Business Combinations for more information on the contingent stock consideration. Amounts payable are contingent upon any indemnity losses or claims to indemnity losses occurring within that one-year period. During March 2021, the Company issued 2,895,638 shares as per the purchase agreement for the acquisition of DRG for a total of $61,619 which was satisfied. The issuance of these shares represents a non-cash financing activity on the statement of cash flows
In conjunction with the acquisition of CPA Global, the Company agreed to pay up to 1,500,000 shares as contingent stock consideration, valued at $46,485 on the closing date of the acquisition. See Note 4 - Business Combinations for more information on the contingent stock consideration. The amount was payable 110 days after the acquisition date and is contingent upon any indemnity losses or claims for indemnity losses as defined in the purchase agreement. During January 2021, the Company issued 1,500,000 shares as per the purchase agreement for the acquisition of CPA Global related to a hold-back clause for a total of $43,890 which was satisfied. The issuance of these shares represents a non-cash financing activity on the statement of cash flows

Note 23: Related Party and Former Parent Transactions
The Company had an outstanding liability of $6 and $4 to Onex as of March 31, 2021 and December 31, 2020, respectively.
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
Two controlled affiliates of Baring are vendors of ours. Total payments to these vendors were $192 and $59 for the three months ended March 31, 2021 and 2020, respectively. The Company had an outstanding liability of $213 and $237 as of March 31, 2021 and December 31, 2020, respectively.
A controlled affiliate of Onex is a customer of ours. Total payments to this customer were $587 and $468 for the three months ended March 31, 2021 and 2020, respectively. The Company had no outstanding receivables as of March 31, 2021 and December 31, 2020.
Three controlled affiliates of Leonard Green & Partners, L.P. are customers of ours. The net revenue from these customers during the period was $31, $9,621 and $70 for the three months ended March 31, 2021. The Company had an outstanding receivable of $63, $70,305 and $181 as of March 31, 2021 and $31, $54,656 and $264 as of December 31, 2020. These customers were not a related party for the three months ended March 31, 2020.
Three controlled affiliates of Leonard Green are vendors of ours. Total payments to these vendors were $246, $7,584 and $0 for the three months ended March 31, 2021. The Company had an outstanding liability of $0, $0 and $1,967 as of March 31, 2021 and $0, $0 and $1,995 as of December 31, 2020. These vendors were not a related party for the three months ended March 31, 2020.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
One of our independent directors has an immediate family member who is a member of management within one of Clarivate’s customers. Total revenue from the Customer was $167 and $23 for the three months ended March 31, 2021 and 2020, respectively. The Company had $0 and $100 outstanding receivables as of March 31, 2021 and December 31, 2020, respectively.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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
Operation Simplification and Optimization Program
During the fourth quarter of 2019, the Company approved restructuring actions designed to streamline our operations by simplifying our organization and focusing on two segments in planned phases. The following table summarizes the activity related to the restructuring reserves for the Operation, Simplification and Optimization Program:

Operation Simplification and Optimization Program	Severance and Related Benefit Costs	Costs Associated with Exit and Disposal Costs (1)	Total
Reserve Balance as of December 31, 2019	$9,506	$—	$9,506
Expenses recorded	6,574	1,180	7,754
Payments made	(6,647)	—	(6,647)
Reserve Balance as of March 31, 2020	$9,433	$1,180	$10,613

Reserve Balance as of December 31, 2020	$5,368	$593	$5,961
Expenses recorded	252	177	429
Payments made	(4,716)	(751)	(5,467)
Reserve Balance as of March 31, 2021	$904	$19	$923
(1) Relates primary to lease exit costs and legal and advisory fees.
Restructuring charges included actions to reduce operational costs. Components of the pre-tax charges include $252 and $6,574 in severance costs and $177 and $1,180 in other costs incurred during the three months ended March 31, 2021 and 2020, respectively. The Science and IP segments incurred $3,908 and $3,847 of the expense, respectively, during the three months ended March 31, 2020.

The following table is a summary of charges incurred related to the Operation, Simplification and Optimization Program for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
Severance and related benefit costs	$252	$6,574
Costs associated with exit and disposal activities (1)	49	1,180
Costs associated with lease exit costs including impairment (2)	128	—
Total	$429	$7,754
(1) Relates primarily to contract exit costs, legal and advisory fees.
(2) Relates primary to lease exit costs.

The Science and IP segments incurred $157 and $272 of the expense, respectively, during the three months ended March 31, 2021. The Company does not expect to incur any material expenses after March 31, 2021 with these restructuring efforts.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
DRG Acquisition Integration Program

During the second quarter of 2020, the Company approved restructuring actions designed to eliminate duplicative costs following the acquisition of DRG in planned phases. The following table summarizes the activity related to the restructuring reserves for the DRG Acquisition Integration during the three months ended March 31, 2021:

DRG Acquisition Integration	Severance and Related Benefit Costs	Costs Associated with Exit and Disposal Costs (1)	Total
Reserve Balance as of December 31, 2020	$741	$240	$981
Expenses recorded	192	75	267
Payments made	(439)	(99)	(538)
Noncash items and other adjustments	—	—	—
Reserve Balance as of March 31, 2021	$494	$216	$710
(1) Relates primary to lease exit costs.
The following table is a summary of charges incurred related to the DRG Acquisition Integration in the three months ended March 31, 2021:

Three months ended March 31, 2021
Severance and related benefit costs	$192
Costs associated with exit and disposal activities	—
Costs associated with lease exit costs including impairment (1)	75
Total	$267
(1) Relates primarily to lease exit costs.
The Science and IP segments incurred $95 and $172 of the expense, respectively, during the three months ended March 31, 2021. The Company does not expect to incur any material expenses after March 31, 2021 with these restructuring efforts.

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

CPA Global Acquisition Integration and Optimization Program	Severance and Related Benefit Costs	Costs Associated with Exit and Disposal Costs (1)	Total
Reserve Balance as of December 31, 2020	$11,060	$3,642	$14,702
Expenses recorded	18,564	45,301	63,865
Payments made	(10,771)	(261)	(11,032)
Noncash items and other adjustments (2)	(1,409)	(40,806)	(42,215)
Reserve Balance as of March 31, 2021	$17,444	$7,876	$25,320
(1) Relates primary to lease exit costs and legal and advisory fees.
(2) Includes a $1,409 bonus accrual for severed employees and $40,806 of lease impairment charges.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
The following table is a summary of charges incurred related to the CPA Global Acquisition Integration in the three months ended March 31, 2021.

Three months ended March 31, 2021
Severance and related benefit costs	$18,564
Costs associated with exit and disposal activities (1)	287
Costs associated with lease exit costs including impairment (2)	45,014
Total	$63,865
(1) Relates primary to legal and advisory fees.
(2) Includes $40,806 of charges related to impairment of leases, and $4,208 of costs incurred from exiting leases.

The Science and IP segments incurred $22,388 and $40,435 of the expense, respectively, during the three months ended March 31, 2021. The Company expects to incur $42,765 of expense after March 31, 2021 with these restructuring efforts expected to conclude in 2022.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
Note 25: Restatement of Previously Issued Condensed Financial Statements

As disclosed in the amended Form 10-K/A filed with the Securities and Exchange Commission (“SEC”) on May 10, 2021 (the “Amended Filing Date” and “Amended Form 10-K”), subsequent to the original issuance of its Consolidated Financial Statements, the Company identified certain errors in its historical annual Consolidated Financial Statements, related to the accounting treatment of warrants. As such the restated audited Consolidated Financial Statements for the years ended December 31, 2020 and 2019, and the unaudited interim Condensed Consolidated Financial Statements for the quarterly periods within these years commencing with the second quarter of 2019, are defined as the “Restated Periods."

See Note 2 - Basis of Presentation, Note 26 - Quarterly Financial Data (Unaudited), and Note 28 - Restatement of Prior Period Financial Statements, to the Consolidated Financial Statements in the Amended Form 10-K for additional information related to the restatements.

In connection with the filing of this Quarterly Report on Form 10-Q, the Company has restated the accompanying interim Condensed Consolidated Financial Statements as of and for the quarter ended March 31, 2020 to correct for the impact of the misstatements. The applicable notes to the accompanying financial statements have also been corrected to reflect the impact of the restatement. Below, we have presented a reconciliation from the "As Originally Reported" to the "As Restated" amounts for each of our interim Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2020. The amounts "As Originally Reported" are from the "As Originally Reported" amounts as disclosed in Note 26 - Quarterly Financial Data (Unaudited) in the Amended Form 10-K.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

Interim Condensed Consolidated Statements of Operations (Unaudited)
	Three Months Ended March 31, 2020
	As Originally Reported	Reclassification (a)	Restatement Impacts	Restatement Reference	As Reclassified and Restated
Revenues, net	$240,592	$—	$—		$240,592
Operating expenses:
Cost of revenues	(82,399)	(283)	—		(82,682)
Selling, general and administrative costs	(86,948)	(46,107)	—		(133,055)
Share-based compensation expense	(17,469)	17,469			—
Depreciation	(2,329)	—	—		(2,329)
Amortization	(49,112)	—	—		(49,112)
Transaction expenses	(26,689)	26,689	—		—
Transition, integration and other related expenses	(2,232)	2,232	—		—
Restructuring and impairment	(7,754)	—	—		(7,754)
Other operating income, net	6,032	—	—		6,032
Total operating expenses	(268,900)	—	—		(268,900)
Loss from operations	(28,308)	—	—		(28,308)
Mark to market on financial instruments	—	—	(55,632)	(b)	(55,632)
Loss before interest expense and income tax	(28,308)	—	(55,632)		(83,940)
Interest expense and amortization of debt discount, net	(30,940)	—	—		(30,940)
Loss before income tax	(59,248)	—	(55,632)	(b)	(114,880)
Provision for income taxes	(14,753)	—	—		(14,753)
Net loss	$(74,001)	$—	$(55,632)	(b)	$(129,633)

Per share:
Basic and diluted	$(0.22)		$(0.16)		$(0.38)

Weighted average shares used to compute earnings per share:
Basic and diluted	343,129,833		343,129,833		343,129,833

(a) Reclassifications - The reclassifications are needed to conform to the current financial statement line items on the Condensed Consolidated Statements of Operations.
(b) Mark to market adjustment on financial instruments - The correction of these misstatements resulted in an adjustment of $(55,632) that was recorded through the Statement of Operations, increasing the Net loss.

Interim Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31, 2020
	As Originally Reported	Restatement Impacts	As Restated
Net loss	$(74,001)	(55,632)	$(129,633)
Other comprehensive income (loss), net of tax:
Interest rate swaps	(2,890)	—	(2,890)
Defined benefit pension plans, net of tax	(67)	—	(67)
Foreign currency translation adjustment	(5,513)	—	(5,513)
Total other comprehensive loss, net of tax	(8,470)	—	(8,470)
Comprehensive loss	$(82,471)	$(55,632)	$(138,103)

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

Interim Condensed Consolidated Statement of Changes in Equity (Unaudited)

		Share Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Restatement Reference	Shares	Amount
Balance at December 31, 2019 (As Restated)	(c)	306,874,115	$2,144,372	$(4,879)	$(890,894)	$1,248,599
Adjustment to opening Accumulated deficit related to adoption of ASC Topic 326		—	—	—	(9,319)	$(9,319)
Exercise of public warrants (As Restated)		28,880,098	277,526	—	—	$277,526
Exercise of stock options		3,715,455	1,182	—	—	$1,182
Vesting of restricted stock units		169,842	—	—	—	$—
Shares returned to the Company for net share settlements		(2,301,458)	(10,302)	—	—	$(10,302)
Issuance of ordinary shares, net		27,600,000	539,714	—	—	$539,714
Share-based award activity		—	16,384	—	—	$16,384
Net loss (As Restated)	(c)	—	—	—	$(129,633)	$(129,633)
Other comprehensive income (loss)		—	—	(8,470)	—	$(8,470)
Balance at March 31, 2020 (As Restated)	(c)	364,938,052	2,968,876	(13,349)	(1,029,846)	1,925,681
(c) - The correction of these misstatements resulted in reduction to ordinary shares within equity in the amount of $64,157 to a liability on the Condensed Consolidated Balance Sheet. The correction also includes the mark to market adjustment on financial instruments. The correction of these misstatements resulted in an adjustment of $(55,632) that was recorded through the Statement of Operations, increasing the Net (loss).

Interim Condensed Consolidated Statement of Cash Flows (Unaudited)

	Three Months Ended March 31, 2020
	As Originally Reported	Restatement Impacts	As Restated
Cash Flows From Operating Activities
Net loss	$(74,001)	(55,632)	$(129,633)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	51,441	—	51,441
Deferred income tax benefit	4,214	—	4,214
Share-based compensation	16,502	—	16,502
Mark to market adjustment on contingent and phantom shares (1)	1,187	—	1,187
Mark to market adjustment on financial instruments (As Restated)	—	55,632	55,632
Deferred finance charges	1,008	—	1,008
Other operating activities	(7,015)	—	(7,015)
Changes in operating assets and liabilities:
Accounts receivable	29,279	—	29,279
Prepaid expenses	(7,349)	—	(7,349)
Other assets	54,644	—	54,644

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

Accounts payable	758	—	758
Accrued expenses and other current liabilities (1)	(13,222)	—	(13,222)
Deferred revenues	40,726	—	40,726
Operating lease right of use assets	5,919	—	5,919
Operating lease liabilities	(5,876)	—	(5,876)
Other liabilities	(52,109)	—	(52,109)
Net cash provided by operating activities	46,106	—	46,106

Cash Flows From Investing Activities
Capital expenditures	(19,395)	—	(19,395)
Acquisitions, net of cash acquired	(885,323)	—	(885,323)
Proceeds from sale of product line, net of restricted cash	3,751	—	3,751
Net cash used in investing activities	(900,967)	—	(900,967)

Cash Flows From Financing Activities
Principal payments on term loan	(3,150)	—	(3,150)
Repayments of revolving credit facility	(65,000)	—	(65,000)
Payment of debt issuance costs	(5,014)	—	(5,014)
Contingent purchase price payment	(4,115)	—	(4,115)
Proceeds from issuance of debt	360,000	—	360,000
Proceeds from issuance of ordinary shares	540,597	—	540,597
Proceeds from warrant exercises	277,526	—	277,526
Proceeds from stock options exercised	1,182	—	1,182
Payments related to tax withholding for stock-based compensation	(10,420)	—	(10,420)
Net cash provided by (used in) financing activities	1,091,606	—	1,091,606

Effects of exchange rates	(2,013)	—	(2,013)
Net increase in cash and cash equivalents, and restricted cash	234,732	—	234,732

Beginning of period:
Cash and cash equivalents	76,130	—	76,130
Restricted cash	9	—	9
Total cash and cash equivalents, and restricted cash, beginning of period	76,139	—	76,139
Cash and cash equivalents, and restricted cash, end of period	310,871	—	310,871

End of period:
Cash and cash equivalents	308,021	—	308,021
Restricted cash	2,850	—	2,850
Total cash and cash equivalents, and restricted cash, end of period	$310,871	$—	$310,871

Supplemental Cash Flow Information
Cash paid for interest	$11,405	$—	$11,405
Cash paid for income tax	$4,797	$—	$4,797
Capital expenditures included in accounts payable	$9,528	$—	$9,528

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
(1) "Accrued expenses and other current liabilities" of $(12,035) has been updated to $(13,222), which represents a change of $(1,187). This amount has been reclassified to "Mark to market adjustment on contingent and phantom shares" in order to conform to the current financial statement line items presented on the Interim Condensed Consolidated Statement of Cash Flows (Unaudited).

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
Note 26: Subsequent Events
The Company exited multiple leased sites subsequent to March 31, 2021, resulting in impairment charges of $21,693 to the respective right-of-use assets upon the cease-use date of each site.
Management has evaluated the impact of events that have occurred subsequent to March 31, 2021. Based on this evaluation, other than disclosed within these Condensed Consolidated Financial Statements and related notes or described below, the Company has determined no other events were required to be recognized or disclosed.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our Annual Report on Form 10-K/A and the unaudited Condensed Consolidated Financial Statements, including the notes thereto, included elsewhere in this report. Certain statements in this section are forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations and intentions. Our future results and financial condition may differ materially from those we currently anticipate as a result of the factors we describe under Item 1A. Risk Factors. Certain income statement amounts discussed herein are presented on an actual and on a constant currency basis. We calculate constant currency by converting the non-U.S. dollar income statement balances for the most current year to U.S. dollars by applying the average exchange rates of the preceding year. Certain amounts that appear in this section may not sum due to rounding.
Restatement of Previously Issued Consolidated Financial Statements
As disclosed in our amended Form 10-K/A, we have restated our previously issued consolidated financial statements contained in the Annual Report on Form 10-K. Refer to the “Explanatory Note” preceding Item 1, Financial Statements and Supplementary Data, for background on the restatement, the fiscal periods impacted, and other information. In addition, we have restated certain previously reported financial information at December 31, 2020 and for the three month period ended March 31, 2020 in this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including but not limited to information within the Results of Operations, Non-GAAP Financial Measures and Liquidity and Capital Resource sections.

See Note 25 - Restatement of Previously Issued Condensed Financial Statements, in Item 1, Financial Statements and Supplementary Data, for additional information related to the restatement, including descriptions of the misstatements and the impacts to previously reported financial information.

Overview
We offer a collection of high quality, market leading information and analytic products and solutions through our Science segment and Intellectual Property (“IP”) segment, which are also our reportable segments. Our Science segment consists of our Academic and Life Sciences Product Lines, and our IP segment consists of our Patents, Trademarks, Domains and IP Management Product Lines. Our highly curated Web of Science products are offered primarily to universities, helping them navigate scientific literature, facilitate research and evaluate and measure the quality of researchers, institutions and scientific journals across various academic disciplines. Our Life Sciences Product Line offerings serve the content and analytical needs of pharmaceutical and biotechnology companies across the drug development lifecycle, including content on discovery and pre-clinical research, competitive intelligence, regulatory information and clinical trials. Our Patents Product Line offerings help patent and legal professionals in R&D intensive businesses evaluate the novelty and patentability of new ideas and products to help protect and research patents. Our Trademark Product Line allow businesses and legal professionals to access our comprehensive trademark database. Our Domains Product Line offerings include enterprise web domain portfolio management products and services. Finally, our IP Management Product Line provides technology solutions and legal support services across the IP lifecycle, including renewal and validation of IP rights on behalf of customers and the development and provision of IP management software, as well as other patent activities including patent searching, IP filing, prosecution support and trademark watching.

Factors Affecting the Comparability of Our Results of Operations
There have been no material changes to the factors affecting the comparability of our results of operations associated with our business previously disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting the Comparability of Our Results of Operations section in our Annual Report on Form 10-K/A, except as set forth below. The disclosures set forth below updates, and should be read together with, the disclosures in the Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting the Comparability of Our Results of Operations section, in our Annual Report on Form 10-K/A.
Strategic Acquisitions
Acquisition of Decision Resources Group

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
The aggregate consideration paid in connection with the closing of the DRG acquisition was $964,997, composed of $900,000 of base cash plus $6,100 of adjusted closing cash paid on the closing date and up to 2,895,638 of the Company's ordinary shares to be issued to PEL following the one-year anniversary of closing. The contingent stock consideration was valued at $58,897 on the closing date and was revalued at each period end until its issuance date and was included in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.
Acquisition of CPA Global
On October 1, 2020, we acquired 100% of the assets, liabilities and equity interests of CPA Global, a global leader in intellectual property software and tech-enabled services. Clarivate acquired all of the outstanding shares of CPA Global in a cash and stock transaction. The aggregate consideration in connection with the closing of the CPA Global acquisition was $8,740,556, net of $99,043 cash acquired, including an equity hold-back consideration of $46,485. The aggregate consideration was composed of (i) $6,761,515 from the issuance of up to 218,183,778 ordinary shares to Redtop Holdings Limited, a portfolio company of Leonard Green & Partners, L.P., representing approximately 35% pro forma fully diluted ownership of Clarivate and (ii) approximately $2,078,084 in cash to fund the repayment of CPA Global's parent company outstanding debt of $2,055,822 and related interest swap termination fee of $22,262. Of the 218,306,663 ordinary shares issuable in the acquisition, Clarivate issued 216,683,778 ordinary shares on October 1, 2020.
In conjunction with the closing of the transaction, the Company incurred an incremental $1,600,000 of term loans under our term loan facility and used the net proceeds from such borrowings, together with cash on hand, to fund the transaction. As a result of the additional term loan and the additional term loan associated with the DRG acquisition, we had $2,840,250 outstanding on our term loan facility at March 31, 2021.

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

Dispositions
Disposition of Techstreet

On November 6, 2020, the Company completed the sale of certain assets and liabilities of certain non-core assets and liabilities within the IP segment for a total purchase price of $42,832. A gain of $28,400 was recognized in the Consolidated Statements of Operations within Other operating income (expense), net during the four quarter of 2020.

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
The Company received approximately $304,030 in net proceeds from the sale of ordinary shares offered by the Company, after deducting underwriting discounts and estimated offering expenses payable. We used the net proceeds, in conjunction with the new $1,600,000 incremental term loan facility available to Clarivate on October 1, 2020, to fund the repayment of CPA Global parent company's outstanding debt. The Company did not receive any proceeds from the secondary ordinary shares sold by the selling shareholders.
Restructuring
During 2020 and 2019, we engaged a strategic consulting firm to assist us in optimizing our structure and cost base. As a result, we have implemented several cost-saving and margin improvement programs designed to generate substantial incremental cash flow including the Operation Simplification and Optimization Program, the DRG Acquisition Integration Program and the CPA Global Acquisition Integration and Optimization Program.

Operation Simplification and Optimization Program

During the fourth quarter of 2019, the Company approved restructuring actions designed to streamline our operations by simplifying our organization and focusing on two segments in planned phases. Approximately $42,746 costs have been incurred to date under the program which was substantially complete as of December 31, 2020.

During the three months ended March 31, 2021 and 2020, the Company recorded pre-tax charges of $429 and $7,754 recognized within Restructuring and impairment in the Consolidated Statements of Operations. These charges were composed of $252 and $6,574 of severance and related benefit costs, $49 and $1,180 of contract exit costs and legal and advisory fees, and $128 and $0 of lease impairment and location exit costs.

DRG Acquisition Integration Program

During the second quarter of 2020, the Company approved restructuring actions designed to eliminate duplicative costs in planned phases following the acquisition of DRG. Approximately $6,864 of costs have been incurred to date under the program which was substantially complete as of December 31, 2020.

During the three months ended March 31, 2021 and 2020, the Company recorded pre-tax charges of $267 and $0 recognized within Restructuring and impairment in the Consolidated Statements of Operations. These charges were composed of $192 and $0 of severance and related benefit costs, and $75 and $0 of lease impairment and location exit costs.

CPA Global Acquisition Integration and Optimization Program

During the fourth quarter of 2020, the Company approved restructuring actions designed to eliminate duplicative costs following the acquisition of CPA Global and to streamline our operations simplifying our organization and reducing our leasing portfolio. As a result of these actions, the company expects to record total pre-tax restructuring charges of approximately $120,982 for all phases of the program. Approximately $78,217 of costs have been incurred to date under the program and $42,765 are expected to be incurred in a future period. This estimate includes approximately $3,263 for severance related charges, approximately $33,261 of estimated maximum lease exit costs, assuming no sublease agreements are entered into, and $6,241 of other exit costs.

During the three months ended March 31, 2021, and 2020, the Company recorded pre-tax charges of $63,865 and $0 recognized within Restructuring and impairment in the Condensed Consolidated Statements of Operations. These charges

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
were composed of $18,564 and $0 of severance and related benefit costs, $287 and $0 of contract exit costs and legal and advisory fees, and $45,014 and $0 of lease impairment and location exit costs, respectively.

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
An initial subscription period for new customers may be for a term of less than 12 months, in certain circumstances. Most of our customers, however, opt to enter into a full 12-month initial subscription period, resulting in renewal periods spread throughout the calendar year. Customers that license more than one subscription-based product may, at any point during the renewal period, provide notice of their intent to renew only certain subscriptions within the license agreement and cancel other subscriptions, which we typically refer to as a downgrade. In other instances, customers may upgrade their license agreements by adding additional subscription-based products to the original agreement. Our calculation of ACV includes the impact of downgrades, upgrades, price increases, and cancellations that have occurred as of the reporting period. For avoidance of doubt, ACV does not include fees associated with transactional and re-occurring revenues.
We monitor ACV because it represents a leading indicator of the potential subscription revenues that may be generated from our existing customer base over the upcoming 12-month period. Measurement of subscription revenues as a key operating metric is particularly relevant because a majority of our revenues are generated through subscription-based and re-occurring revenues, which accounted for 80.5% and 79.7% of our total revenues for the three months ended March 31, 2021 and 2020,

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
respectively. We calculate and monitor ACV for each of our segments, and use the metric as part of our evaluation of our business and trends.
The amount of actual subscription revenues that we earn over any 12-month period are likely to differ from ACV at the beginning of that period, sometimes significantly. This may occur for numerous reasons, including subsequent changes in annual revenue renewal rates, impact of price increases (or decreases), cancellations, upgrades and downgrades, and acquisitions and divestitures.
We calculate the ACV on a constant currency basis to exclude the effect of foreign currency fluctuations.
The following table presents ACV as of the dates indicated:

	March 31,		Change
(dollars in thousands)	2021	2020	2021 vs. 2020
Annualized Contract Value	$909,431	$820,254	$89,177	10.9%
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
The impact of upgrades, new subscriptions and product price increases is reflected in ACV, but not in annual revenue renewal rates. Our annual revenue renewal rates were 92.5% and 93.0% for the three months ended March 31, 2021 and 2020, respectively.

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

Re-occurring revenues are usually delivered to the customer instantly or in a short period of time, at which time revenues are recognized. These contracts include either evergreen clauses, in which at least six month advance notice is required prior to cancellation, or the contract is for multiple years. The most significant components of our re-occurring revenues is our 'patent renewal' business within CPA Global.

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
Selling, General and Administrative
Selling, general and administrative costs consist primarily of salaries, benefits, commission and bonuses for the executive, finance and accounting, human resources, administrative, sales and marketing personnel, third-party professional services fees, such as legal and accounting expenses, facilities rent and utilities and technology costs associated with our corporate infrastructure. Also included within these costs are transaction expenses including costs incurred to complete business combination transactions, including acquisitions, dispositions and capital market activities and include advisory, legal, and other professional and consulting costs.
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
Other Operating Income (Expense), Net
Other operating income (expense), net consists of gains or losses related to the disposal of our assets, asset impairments or write-downs and the consolidated impact of re-measurement of the assets and liabilities of our company, sublease income, gain recognized on foreign exchange contract settlement and our subsidiaries that are denominated in currencies other than each relevant entity's functional currency.
Mark to Market Adjustment on Financial Instruments
Mark to market adjustment on financial instruments consists of the mark to market accounting adjustments related to certain of the Company's warrants issued to the founders of Churchill Capital Corp, a special purpose acquisition company or “SPAC” with which the Company consummated a business combination transaction in May 2019.
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

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
Results of Operations
The following table presents the results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Change 2021 vs. 2020
(in thousands, except percentages)	2021	2020 (As Restated)	$	%
Revenues, net	$428,430	$240,592	$187,838	78.1%
Operating expenses:
Cost of revenues	(138,741)	(82,682)	56,059	67.8%
Selling, general and administrative costs	(111,345)	(133,055)	(21,710)	(16.3)%
Depreciation	(3,333)	(2,329)	1,004	43.1%
Amortization	(128,321)	(49,112)	79,209	N/M
Restructuring and impairment	(64,667)	(7,754)	56,913	N/M
Other operating income (expense), net	(16,230)	6,032	(22,262)	N/M
Total operating expenses	(462,637)	(268,900)	193,737	72.0%
Loss from operations	(34,207)	(28,308)	5,899	20.8%
Mark to market adjustment on financial instruments	51,215	(55,632)	106,847	N/M
Income (loss) before interest expense and income tax	17,008	(83,940)	100,948	N/M
Interest expense and amortization of debt discount, net	(37,393)	(30,940)	6,453	20.9%
Loss before income tax	(20,385)	(114,880)	(94,495)	(82.3)%
Provision for income taxes	(3,569)	(14,753)	(11,184)	(75.8)%
Net loss	$(23,954)	$(129,633)	$(105,679)	(81.5)%

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
Revenues, net
Total Revenue
Revenues, net of $428,430 for the three months ended March 31, 2021 increased by $187,838, or 78.1%, from $240,592 for the three months ended March 31, 2020. On a constant currency basis, Revenues, net increased by $179,929, or 74.8% for the three months ended March 31, 2021.
Adjusted Revenues of $431,454, which excludes the impact of the deferred revenues adjustment as a result of purchase accounting, in the three months ended March 31, 2021 increased by $188,980, or 77.9%, from $242,474 in the three months ended March 31, 2020. On a constant currency basis, Adjusted Revenues increased by $181,071, or 74.7% for the three months ended March 31, 2021. For an explanation of our calculation of Adjusted Revenues and the limitations as to its usefulness, see Certain Non-GAAP Measures - Adjusted Revenues.

Revenue by Transaction Type

The following tables present the amounts of our subscription, transactional and re-occurring revenues for the periods indicated, as well the drivers of the variances between periods, including as a percentage of such revenues.

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
	Three Months Ended March 31,		Total Variance (Dollars)	Total Variance (Percentage)	Acquisitions	Disposals	FX Impact	Organic
(in thousands, except percentages)	2021	2020
Subscription revenues	$235,092	$193,235	$41,857	21.7%	16.5%	(4.4)%	3.4%	6.1%
Re-occurring revenues	112,185	—	112,185	100.0%	100.0%	—%	—%	—%
Transactional revenues	84,177	49,239	34,938	71.0%	70.4%	(12.2)%	2.7%	10.1%
Deferred revenues adjustment (1)	(3,024)	(1,882)	(1,142)	(60.7)%	N/M	—%	—%	98.8%
Revenues, net	$428,430	$240,592	$187,838	78.1%	73.0%	(6.0)%	3.3%	7.8%
Deferred revenues adjustment (1)	3,024	1,882	1,142	60.7%	N/M	—%	—%	(98.8)%
Adjusted revenues, net	$431,454	$242,474	$188,980	77.9%	73.7%	(6.0)%	3.3%	7.0%
(1)Reflects the deferred revenues adjustment made as a result of purchase accounting
Subscription revenues of $235,092 for the three months ended March 31, 2021 increased by $41,857, or 21.7% from $193,235 for the three months ended March 31, 2020. On a constant currency basis, subscription revenues increased by $35,257, or 18.2%. Acquisitive subscription growth was primarily generated from the CPA Global Transaction and the DRG Transaction. Disposal subscription revenues reduction was derived from the Techstreet Transaction. Organic subscription revenues increased primarily due to price increases, the benefit of net installations in prior year and the timing benefits due to more disciplined operating procedures.
Re-occurring revenues of $112,185 for the three months ended March 31, 2021 increased by $112,185, or 100.0% from the three months ended March 31, 2020 due to acquisitive growth generated from the CPA Global Transaction.
Transactional revenues of $84,177 increased by $34,938, or 71.0% from $49,239 for the three months ended March 31, 2021. On a constant currency basis, transactional revenues increased by $33,629, or 68.3%. Acquisitive transactional growth was primarily generated from the DRG Transaction and CPA Global Transaction. Disposal transactional reduction was derived from the Techstreet Transaction. Organic transactional revenues due to an increase in trademark and patent search volumes, stronger back file and custom data sales and strength in our professional services business lines.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)

Revenue by Geography
The below tables present our revenues split by geographic region, separating the impacts of the deferred revenues adjustment:

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
	Three Months Ended March 31,		Total Variance (Dollars)	Total Variance (Percentage)	Acquisitions	Disposals	FX Impact	Organic
(in thousands, except percentages)	2021	2020
Americas	$203,233	$116,992	$86,241	73.7%	75.5%	(9.4)%	0.4%	7.1%
Europe/Middle East/Africa	132,085	66,795	65,290	97.7%	87.2%	(3.1)%	7.0%	6.7%
Asia Pacific	96,136	58,687	37,449	63.8%	54.7%	(2.4)%	4.7%	6.8%
Deferred revenues adjustment (1)	(3,024)	(1,882)	(1,142)	(60.7)%	N/M	—%	—%	98.8%
Revenues, net	$428,430	$240,592	$187,838	78.1%	73.0%	(6.0)%	3.3%	7.8%
Deferred revenues adjustment (1)	3,024	1,882	1,142	60.7%	N/M	—%	—%	(98.8)%
Adjusted revenues, net	$431,454	$242,474	$188,980	77.9%	73.7%	(6.0)%	3.3%	7.0%
(1)Reflects the deferred revenues adjustment made as a result of purchase accounting

Acquisitive growth for all regions was primarily related to the DRG Transaction and CPA Global Transaction. Disposal reduction for all regions was derived from the Techstreet Transaction. On a constant currency basis, Americas revenues increased by $85,735, or 73.3%, with organic growth due to improved subscription and transactional revenues. Transactional revenue increased primarily due to custom data sales and new product release. On a constant currency basis, Europe/Middle East/Africa revenues increased by $60,629, or 90.8%, primarily due to acquisitive growth and improved subscription revenues and transactional revenues. Subscription revenue growth reflects the benefit of net installations in prior year and the timing benefits due to more disciplined operating procedures. On a constant currency basis, Asia Pacific revenues increased $34,707, or 59.1%, primarily due to acquisitive growth and improved subscription and transactional revenues.

Revenue by Segment

The following tables, and the discussions that follow, present our revenues by segment for the periods indicated.

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
	Three Months Ended March 31,		Total Variance (Dollars)	Total Variance (Percentage)	Acquisitions	Disposals	FX Impact	Organic
(in thousands, except percentages)	2021	2020
Science Segment	$191,298	$147,260	$44,038	29.9%	16.0%	—%	3.7%	10.2%
IP Segment	240,156	95,214	144,942	152.2%	162.9%	(15.2)%	2.6%	1.9%
Deferred revenues adjustment(1)	(3,024)	(1,882)	(1,142)	(60.7)%	NM	—%	—%	98.8%
Revenues, net	$428,430	$240,592	$187,838	78.1%	73.0%	(6.0)%	3.3%	7.8%
Deferred revenues adjustment (1)	3,024	1,882	1,142	60.7%	NM	—%	—%	(98.8)%
Adjusted revenues, net	$431,454	$242,474	$188,980	77.9%	73.7%	(6.0)%	3.3%	7.0%
(1)Reflects the deferred revenues adjustment made as a result of purchase accounting

Science Segment: Revenues of $191,298 for the three months ended March 31, 2021 increased by $44,038, or 29.9%, from $147,260 for the three months ended March 31, 2020. On a constant currency basis, revenues increased by $38,584, or 26.3%, primarily due to acquisitive growth and organic subscription revenue growth. Acquisitive growth was generated

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
from the DRG Transaction. Organic revenues increased due to favorable timing as well as and new business deals closed in the first quarter of 2021.
Intellectual Property Segment: Revenues of $240,156 for the three months ended March 31, 2021, increased by $144,942, or 152.2%, from $95,214 for the three months ended March 31, 2020. On a constant currency basis, revenues increased by $142,487, or 149.6%. Acquisitive growth was generated from the CPA Global Transaction, IncoPat Transaction, and the Hanlim Transaction. Disposal reduction was derived from the Techstreet Transaction. Organic revenues, on a constant currency basis grew due to an increase in subscription revenue driven by content upgrades and better price realization, as well as growth in transactional revenue due to improved transactional volumes.

(1)
Cost of Revenues

Cost of revenues of $138,741 for the three months ended March 31, 2021, increased by $56,059, or 67.8%, from $82,682 for the three months ended March 31, 2020. On a constant currency basis, cost of revenues increased by $54,055, or 65.4%, primarily due to additional costs related to CPA Global Transaction and DRG Transaction, which were acquired in October and February 2020, offset by a decrease in costs associated with employee related costs and outside services including consulting fees, as well as the Techstreet Transaction in November 2020.
Selling, General and Administrative
Selling, general and administrative expense of $111,345 for the three months ended March 31, 2021, decreased by $21,710, or 16.3%, from $133,055 for the three months ended March 31, 2020. On a constant currency basis, selling, general and administrative expense decreased by $23,473, or 17.6% primarily due to a reduction in transaction expenses associated with the DRG acquisition in Q1 of 2020, the Techstreet divestiture in Q4 2020, gain associated with the mark to market adjustment on contingent and phantom shares, and a reduction in employee related costs and outside services including consulting fees and marketing costs. The decrease was partially offset by increased costs associated with the DRG Transaction and CPA Global Transaction.
Depreciation
Depreciation expense of $3,333 for the three months ended March 31, 2021, increased by $1,004, or 43.1%, from $2,329 for the three months ended March 31, 2020, driven by the additional depreciation on assets acquired through the DRG Transaction and CPA Global Transaction.
Amortization
Amortization expense of $128,321 for the three months ended March 31, 2021, increased by $79,209 from $49,112 for the three months ended March 31, 2020, driven by an increase in the amortization of intangible assets acquired through the DRG Transaction, CPA Global Transaction, IncoPat Transaction, and Hanlim Transaction. This increase was offset by a decrease in amortization related to the Techstreet Transaction.
Restructuring and Impairment
Restructuring and impairment charges of $64,667 for the three months ended March 31, 2021, increased by $56,913 from $7,754 for the three months ended March 31, 2020. The increase is related to the acquisitions of DRG in February 2020 and CPA Global in October 2020, to streamline our operations by simplifying our organization and focusing on two segments, offset by the wind down of cost initiatives following our merger with Churchill Capital Corp in 2019.
Other Operating Income (Expense), Net
Other operating expense of $16,230 for the three months ended March 31, 2021, decreased by $22,262 from other operating income of $6,032 for the three months ended March 31, 2020. The increase was primarily driven by the consolidated impact of the remeasurement of the assets and liabilities of our Company that are denominated in currencies other than each relevant entity’s functional currency.
Mark to Market Adjustment on Financial Instruments

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
Mark to market adjustment on financial instruments of a gain of $51,215 for the three months ended March 31, 2021 increased by $106,847 from a loss of $55,632 for the three months ended March 31, 2020. The increase was primarily driven by the change in the Company's share price for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 for the mark to market adjustment on the Private Placement Warrants issued in a private placement concurrently with the Churchill Capital Corp initial public offering and still held by their initial holders.
Interest Expense, Net
Interest expense, net of $37,393 for the three months ended March 31, 2021, increased by $6,453, or 20.9%, from $30,940 for the three months ended March 31, 2020. The change was primarily attributed to the additional $360,000 incremental term loan borrowing in connection with the DRG Transaction in February 2020 and the $1,600,000 incremental term loan borrowing in connection with the CPA Global Transaction .
Provision for Income Taxes
Provision for income taxes of $3,569 on a pre-tax book loss of $20,385 for the three months ended March 31, 2021, decreased by $11,184 from a provision of $14,753 on a pre-tax book loss of $114,880 for the three months ended March 31, 2020. The effective tax rate being (17.5)% for the three months ended March 31, 2021, compared to (12.8)% for the three months ended March 31, 2020. The overall decrease in tax expense is due to restructuring costs and the mix of taxing jurisdictions in which pre-tax profits and losses were recognized. The current year effective tax rate may not be indicative of our effective tax rates for future periods.

Certain Non-GAAP Measures
We include non-GAAP measures in this quarterly report, including Adjusted Revenues, Adjusted EBITDA, Adjusted EBITDA margin and Free Cash Flow because they are a basis upon which our management assesses our performance and we believe they reflect the underlying trends and indicators of our business by allowing management to focus on the most meaningful indicators of our continuous operational performance.
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

The following table presents our calculation of Adjusted Revenues for the three months ended March 31, 2021 and 2020, and a reconciliation of this measure to our Revenues, net for the same periods:

	Three Months Ended March 31,		Variance
(in thousands, except percentages)	2021	2020	$	%
Revenues, net	$428,430	$240,592	$187,838	78.1%
Deferred revenues adjustment	3,024	1,882	1,142	60.7%
Adjusted revenues	$431,454	$242,474	$188,980	77.9%

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
The following table presents our calculation of Adjusted EBITDA for the three months ended March 31, 2021 and 2020, and reconciles these measures to our Net loss for the same periods:

	Three Months Ended March 31,
(in thousands, except percentages)	2021	2020 (As Restated)
Net loss	$(23,954)	$(129,633)
Provision for income taxes	3,569	14,753
Depreciation and amortization	131,654	51,441
Interest expense and amortization of debt discount, net	37,393	30,940
Transition services agreement costs(1)	—	1,551
Transition, transformation and integration expense(2)	46	2,228
Deferred revenues adjustment(3)	3,024	1,882
Transaction related costs(4)	(26,639)	26,689
Share-based compensation expense	10,660	17,469
Restructuring and impairment(5)	64,667	7,754
Mark to market adjustment on financial instruments(6)	(51,215)	55,632
Other(7)	15,628	(2,484)
Adjusted EBITDA	$164,833	$78,222
Adjusted EBITDA margin	38.2%	32.2%

(1)In 2020, this is related to a new transition services agreement and offset by the reverse transition services agreement from the sale of MarkMonitor.
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
(4)Includes costs incurred to complete business combination transactions, including acquisitions, dispositions and capital market activities and include advisory, legal, and other professional and consulting costs. This also includes the mark to market adjustments

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
on the contingent stock consideration associated with the CPA Global and DRG acquisitions, as well as the mark to market adjustment associated with the CPA phantom share liability plan.
(5)Reflects costs related to restructuring and impairment associated with the acquisition of DRG and CPA Global in 2020. This also includes costs incurred in connection with the initiative, following our merger with Churchill Capital Corp in 2019, to streamline our operations by simplifying our organization and focusing on two segments.
(6)Reflects mark to market adjustments on financial instruments under Accounting Standards Codification 815, Derivatives and Hedging, ("ASC 815"). Warrant instruments that do not meet the criteria to be considered indexed to an entity's own stock shall be initially classified as a liability at their estimated fair values, regardless of the likelihood that such instruments will ever be settled in cash. In periods subsequent to issuance, changes in the estimated fair value of the liabilities are reported through earnings.
(7)Includes primarily the net impact of foreign exchange gains and losses related to the re-measurement of balances and other items that do not reflect our ongoing operating performance.
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
We define free cash flow as net cash provided by operating activities less capital expenditures. For further discussion on free cash flow, including a reconciliation to cash flows provided by operating activities, refer to Liquidity and Capital Resources - Cash Flows below.

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
Our cash flows from operations are generated primarily from payments from our subscription and re-occurring transaction customers. As described above, the standard term of a subscription is typically 12 months. When a customer enters into a new subscription agreement, or submits a notice to renew their subscription, we typically invoice for the full amount of the subscription period, record the balance to deferred revenues, and ratably recognize the deferral throughout the subscription period. As a result, we experience cash flow seasonality throughout the year, with a heavier weighting of operating cash inflows occurring during the first half, and particularly first quarter, of the year, when most subscription invoices are sent, as compared to the second half of the year.
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
Unrestricted cash and cash equivalents were $399,006 and $257,730 as of March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021, we had approximately $3,540,250 of debt, consisting primarily of $2,840,250 in borrowings under our term loan facility, $700,000 in outstanding principal of senior secured notes due 2026 and $0 of

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
borrowings under our revolving credit facility. On October 1, 2020, in connection with the CPA Global acquisition, the Company incurred an incremental $1,600,000 of borrowings under our term loan facility and used the net proceeds from such borrowings to fund a portion of the repayment of CPA Global's outstanding debt. See Debt Profile below.

Cash Flows

The following table discloses our consolidated cash flows provided by (used in) operating, investing and financing activities for the periods presented:

	Three Months Ended March 31,
(in thousands)	2021	2020
Net cash provided by operating activities	$174,037	$46,106
Net cash used in investing activities	(32,539)	(900,967)
Net cash provided by (used in) financing activities	(6,565)	1,091,606
Effect of exchange rates	8,578	(2,013)
Net increase in cash and cash equivalents, and restricted cash	143,511	234,732
Cash and cash equivalents, and restricted cash beginning of the year	269,008	76,139
Cash and cash equivalents, and restricted cash end of the period	$412,519	$310,871

Cash Flows Provided by (Used in) Operating Activities
Net cash provided by operating activities consists of net loss adjusted for non-cash items, such as: depreciation and amortization of property and equipment and intangible assets, deferred income taxes, share-based compensation, mark to market adjustments on financial instruments, deferred finance charges and for changes in net working capital assets and liabilities.

Net cash provided by operating activities was $174,037 and $46,106 for the three months ended March 31, 2021 and 2020, respectively. The $174,037 of net cash provided by operating activities for the three months ended March 31, 2021 includes net loss of $23,954 offset with $112,895 of non-cash adjustments and changes in operating assets and liabilities of $85,096. The increase in operating cash flows was driven by year over year increases in earnings driven by increases in revenue, lower operating expenses and cash provided by acquired businesses related to DRG and CPA Global in 2020.

The $46,106 of net cash from operating activities for the three months ended March 31, 2020 included net loss of $129,633 offset with $122,969 of non-cash adjustments and changes in operating assets and liabilities of $52,770. The improvement in operating cash flows was driven by increased in revenue illustrating an increase in sales year over year and offset by a higher operating loss driven by a $14,513 increase in the provision for income taxes and $16,419 increase in transaction expense related to the acquisition of DRG and the February share offering.

Cash Flows Provided by (Used in) Investing Activities
Net cash used in investing activities was $32,539 and $900,967 for the three months ended March 31, 2021 and 2020, respectively. Cash flows of $32,539 used in investing for the three months ended March 31, 2021 is attributable to $32,972 in capital expenditures, partially offset by an inflow of $433 related to CPA Global measurement period adjustments.

Net cash of $900,967 used in investing activities for the three months ended March 31, 2020 is attributable to $885,323 of key business intangible assets acquired from Decision Resource Group and $19,395 in capital expenditures, partially offset by $3,751 inflow related to the sale of the MarkMonitor AntiFraud, Antipiracy, and Brand Protection products.

Our capital expenditures in both 2021 and 2020 consisted primarily of capitalized labor, consulting and other costs associated with product development.

Cash Flows Provided by (Used in) Financing Activities

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
Net cash provided by (used in) financing activities was $(6,565) and $1,091,606 for the three months ended March 31, 2021 and 2020, respectively. Key drivers of cash flows used in financing include $7,150 principle payments on the term loan facility and $4,489 of payments related to tax withholdings for share-based compensation. This activity was offset by cash flows provided by financing related to $5,074 from the exercise of employee share options.

Net cash provided by financing activities was $1,091,606 for the three months ended March 31, 2020. Key drivers of cash flows provided by financing include: (1) Proceeds of $540,597 from the issuance of ordinary shares related to our public offering, (2) $360,000 from the issuance of the issuance of an incremental term loan and (3) $278,708 from the exercise of warrants and employee share options. This activity was offset by cash flows used in financing related to: (1) $65,000 repayment of borrowings under the revolving credit facility, (2) $10,420 of payments related to tax withholdings for stock-based compensation, (3) $4,115 payment related to the TradeMark Vision contingent earn-out, (5) payment of debt issuance costs related to the issuance of the incremental term loan and (6) $3,150 principle payment on the term loan facility.

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

During the period January 1, 2020 through February 21, 2020, 24,132,666 of the Company’s outstanding warrants were exercised for one ordinary share per whole warrant at a price of $11.50 per share. On February 20, 2020, we announced the redemption of all of our outstanding public warrants to purchase our ordinary shares that were issued as part of the units sold in the Churchill Capital Corp initial public offering that remained outstanding at 5:00 p.m. New York City time on March 23, 2020, for a redemption price of $0.01 per public warrant. In addition, our board of directors elected that, upon delivery of the notice of the redemption on February 20, 2020, all public warrants were to be exercised only on a “cashless basis.” Accordingly, by virtue of the cashless exercise of public warrants, exercising public warrant holders received 0.4626 of an ordinary share for each public warrant, and 4,747,432 ordinary shares were issued for public warrants exercised on a cashless basis and 4,649 public warrants were redeemed for $0.01 per public warrant. As of March 31, 2021, no public warrants were outstanding.
Free Cash Flow (non-GAAP measure)
The following table reconciles free cash flow measure, which is a non-GAAP measure, to net cash provided by operating activities:

	Three Months Ended March 31,
(in thousands)	2021	2020
Net cash provided by operating activities	$174,037	$46,106
Capital expenditures	(32,972)	(19,395)
Free cash flow	$141,065	$26,711
Free cash flow was $141,065 for the three months ended March 31, 2021, compared to $26,711 for the three months ended March 31, 2020. The increase in free cash flow was primarily due to higher net cash provided by operating activities, partially offset by an increase in capital expenditures.

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
Standalone Adjusted EBITDA is calculated under the credit facilities and the indenture by using our consolidated net income (loss) for the trailing 12-month period (defined in the credit facilities and the indenture as our U.S. GAAP net income adjusted for certain items specified in the credit facilities and the indenture) adjusted for items including: taxes, interest expense, depreciation and amortization, non-cash charges, expenses related to capital markets transactions, acquisitions and dispositions, restructuring and business optimization charges and expenses, consulting and advisory fees, run-rate cost savings to be realized as a result of actions taken or to be taken in connection with an acquisition, disposition, restructuring or cost savings or similar initiatives, “run rate” expected cost savings, operating expense reductions, restructuring charges and expenses and synergies related to the transition projected by us, costs related to any management or equity stock plan, other adjustments of the type that were presented in the offering memorandum used in connection with the issuance of the secured notes due 2026 and earn-out obligations incurred in connection with an acquisition or investment.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
The following table reconciles Standalone Adjusted EBITDA to our Net loss for the periods presented:

	Twelve Months Ended March 31,
	2021	2020 (As Restated)
(in thousands)
Net loss	$(206,190)	$(329,006)
Provision for income taxes	(13,486)	24,714
Depreciation and amortization	383,363	193,826
Interest, net	118,367	155,528
Transition services agreement costs(1)	(901)	6,759
Transition, transformation and integration expense(2)	1,258	24,140
Deferred revenues adjustment(3)	24,243	2,156
Transaction related costs(4)	44,171	62,633
Share-based compensation expense	34,841	65,676
Gain on sale of Techstreet	(28,140)	—
Restructuring and impairment(5)	104,508	23,424
Legal Settlement	—	(39,399)
Impairment on assets held for sale	—	18,431
Mark to market adjustment on financial instruments(6)	98,215	103,288
Other(7)	12,962	893
Adjusted EBITDA	573,211	313,063
Realized foreign exchange gain	868	(5,461)
DRG Adjusted EBITDA impact(8)	—	45,390
CPA Adjusted EBITDA impact(8)	137,612	—
IncoPat Adjusted EBITDA impact(8)	(231)	—
Hanlim Adjusted EBITDA impact(8)	254	—
Cost savings(9)	68,659	44,016
Excess standalone costs(10)	—	28,521
Standalone Adjusted EBITDA	$780,373	$425,529
(1)In 2020, this is related to a new transition services agreement and offset by the reverse transition services agreement from the sale of MarkMonitor.
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
(5)Reflects costs related to restructuring and impairment associated with the acquisition of DRG and CPA Global in 2020. This also includes costs incurred in connection with the initiative, following our merger with Churchill Capital Corp in 2019, to streamline our operations by simplifying our organization and focusing on two segments.
(6)Reflects mark to market adjustments on financial instruments under Accounting Standards Codification 815, Derivatives and Hedging, ("ASC 815"). Warrant instruments that do not meet the criteria to be considered indexed to an entity's own stock shall be

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
initially classified as a liability at their estimated fair values, regardless of the likelihood that such instruments will ever be settled in cash. In periods subsequent to issuance, changes in the estimated fair value of the liabilities are reported through earnings.
(7)Includes primarily the net impact of foreign exchange gains and losses related to the re-measurement of balances and other items that do not reflect our ongoing operating performance.
(8)Represents the acquisition Adjusted EBITDA for the period beginning January 1, 2020 through the respective acquisition date of each acquired business to reflect the company's Standalone Adjusted EBITDA as though material acquisitions occurred at the beginning of the presented period.
(9)Reflects the estimated annualized run-rate cost savings, net of actual cost savings realized, related to restructuring and other cost savings initiatives undertaken during the period (exclusive of any cost reductions in our estimated standalone operating costs), including synergies related to acquisitions.
(10)Reflects the difference between our actual standalone company infrastructure costs, and our estimated steady operating costs, which were as follows:

	Twelve Months Ended March 31,
(in thousands)	2021	2020
Actual standalone company infrastructure costs	$—	$161,500
Steady state standalone cost estimate	—	(132,979)
Excess standalone costs	$—	$28,521
The foregoing adjustments (8) and (9) are estimates and are not intended to represent pro forma adjustments presented within the guidance of Article 11 of Regulation S-X. Although we believe these estimates are reasonable, actual results may differ from these estimates, and any difference may be material. See “Cautionary Statement Regarding Forward-Looking Statements.”
Debt Profile
There have been no material changes to the debt profile associated with our business previously disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity section in our Annual Report on Form 10-K/A, except as set forth below. The disclosures set forth below updates, and should be read together with, the disclosures in the Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity - Debt Profile section, in our Annual Report on Form 10-K/A.
The credit facilities are secured by substantially all of our assets and the assets of all of our U.S. restricted subsidiaries and certain of our non-U.S. subsidiaries, including those that are or may be borrowers or guarantors under the Credit Facilities, subject to customary exceptions. The credit facilities contain customary events of default and restrictive covenants that limit us from, among other things, incurring certain additional indebtedness, issuing preferred stock, making certain restricted payments and investments, certain transfers or sales of assets, entering into certain affiliate transactions or incurring certain liens. These credit facilities limitations are subject to customary baskets, including certain limitations on debt incurrence and issuance of preferred stock, subject to compliance with a consolidated coverage ratio of Consolidated EBITDA (as defined in the credit facilities), a measure identical to our Standalone Adjusted EBITDA disclosed above under - Required Reported Data - Standalone Adjusted EBITDA, to interest and other fixed charges on certain debt (as defined in the credit facilities) of 2.00 to 1.00. In addition, the credit facilities require us to comply with a springing financial covenant pursuant to which, as of the third quarter of 2019, we must not exceed a total first lien net leverage ratio (as defined under the credit facilities) of 7.25 to 1.00, to be tested on the last day of any quarter only when more than 30% of the revolving credit facility (excluding (i) non-cash collateralized, issued and undrawn letters of credit in an amount up to $10,000 and (ii) any cash collateralized letters of credit) is utilized at such date. As of March 31, 2021, our consolidated coverage ratio was 7.00 to 1.00 and our consolidated leverage ratio was 4.03 to 1.00. As of the date of this Report, we are in compliance with the covenants in the credit facilities. During the three months ended March 31, 2021, the Company paid down $0 drawn on the revolving credit facility. On February 28, 2020, we incurred an incremental $360,000 of term loans under our term loan facility and used the net proceeds from such borrowings to fund a portion of the cash consideration for the DRG acquisition. On October 1, 2020, in connection with the CPA Global acquisition, the Company incurred an incremental $1,600,000 of borrowings under our term loan facility and used the net proceeds from such borrowings to fund the repayment of CPA Global's parent company outstanding debt.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
Commitments and Contingencies
Our contingent liabilities consist primarily of letters of credit and performance bonds and other similar obligations in the ordinary course of business.
The Company maintained a contingent stock liability based on observable market data relating to the CPA Global acquisition that occurred on October 1, 2020. The amount was settled on January 21, 2021 through the issuance of ordinary shares. The contingent stock liability was $0 and $44,565 as of March 31, 2021 and December 31, 2020, recorded in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet. The Company recognized a gain of $675 and $0 related to the changes in the contingent stock liability for the three months ended March 31, 2021 and 2020, respectively, recorded within Selling, general and administrative costs on the Condensed Consolidated Statement of Operations.
The Company maintained a contingent stock liability based on observable market data relating to the DRG acquisition that occurred on February 28, 2020. The amount was settled on March 5, 2021 through the issuance of ordinary shares. The contingent stock liability was $0 and $86,029 as of March 31, 2021 and December 31, 2020, recorded in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet. The Company recognized (income) expense of $(24,410) and $1,187 related to the changes in the contingent stock liability for the three months ended March 31, 2021 and 2020, respectively, recorded within Selling, general and administrative costs on the Condensed Consolidated Statement of Operations.
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

There have been no other material changes, outside of the ordinary course of business, to our contractual obligations as previously disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity - Contractual Obligations section, in our Annual Report on Form 10-K/A.

Critical Accounting Policies, Estimates and Assumptions
There have been no material changes from the critical accounting policies, estimates, and assumptions previously disclosed in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies, Estimates and Assumptions” section in our Annual Report on Form 10-K/A.
Recently Issued and Adopted Accounting Pronouncements
For recently issued and adopted accounting pronouncements, see "Item 1. Financial Statements and Supplementary Data - Notes to Condensed Consolidated Financial Statements - Note 3” within this Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For information regarding our exposure to certain market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” in the Annual Report on Form 10-K/A.
Interest Rate Risk
Our interest rate risk arises primarily from our borrowings at floating interest rates. Borrowings under our credit facilities are subject to floating base interest rates, plus a margin. As of March 31, 2021, we had $2,840,250 of floating rate debt outstanding under our credit facilities, consisting of borrowings under the revolving and term loan facilities for which the base rate was one-month LIBOR (subject, with respect to the term loan facility only, to a floor of 0.00% for $1,244,250 and 1.00% for $1,596,000), which stood at 0.11% at March 31, 2021. Of this amount, we hedged $450,000 of our principal amount of our floating rate debt under hedges using interest rate derivatives. As a result, $2,390,250 of our outstanding borrowings effectively bore interest at floating rates. A 100 basis point increase or decrease in the applicable base interest rate under our credit facilities would have an annual impact of $337 on our cash interest expense for the three months ended March 31, 2021. For additional information on our outstanding debt and related hedging, see Item 1. Financial Statements and Supplementary Data - Notes to the Consolidated Financial Statements - Note 10 - Derivative Instruments and Note 14 - Debt.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of March 31, 2021, due to the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed in the reports required to be filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Management has identified a material weakness in our internal control over financial reporting related to a lack of an effectively designed control over the evaluation of settlement features used to determine the classification of warrant instruments, as disclosed in our Annual Report on Form 10K/A for the fiscal year ended December 31, 2020.

Remediation Plan

Our remediation plan includes management designing a control at a sufficient level of precision over the evaluation of settlement features used to determine the classification of warrant instruments.

While we believe that the above actions will ultimately remediate the material weakness, we intend to continue to refine the control and test its effectiveness for a sufficient period of time prior to reaching any determination as to whether the material weakness has been remediated.

Notwithstanding the identified material weakness, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings
From time to time, we are a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. While the outcomes of these matters are uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows. For additional discussion of legal proceedings, see Item 1. Financial Statements and Supplementary Data - Notes to Condensed Consolidated Financial Statements - Note 22 in this Report.

Item 1A. Risk Factors
There have been no material changes to the risk factors associated with our business as disclosed in Part I, Item 1A of our 2020 annual report on Form 10-K/A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Price Paid Per Share	Total Number of Shares Purchases As Part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under Plans or Programs
January 1, 2021-January 31, 2021	8,250	$16.98	—	—
February 1, 2021-February 28, 2021	33,559	$13.05	—	—
March 1, 2021-March 31, 2021	311,640	$12.65	—	—
Total	353,449		—

(1) Includes shares withheld to satisfy tax withholding obligations on behalf of employees that occur upon vesting and delivery of outstanding shares underlying stock options and restricted stock units under the 2019 Incentive Award Plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits and Financial Statement Schedules
EXHIBIT INDEX

4.1*
First Supplemental Indenture, dated as of May 15, 2020, to the indenture dated as of October 31, 2019 among Camelot Finance S.A., as Issuer, the guarantors party thereto and Wilmington Trust, National Association, as trustee governing the 4.50% Senior Secured Notes due 2026

4.2*
Second Supplemental Indenture, dated as of March 30, 2021, to the indenture dated as of October 31, 2019 among Camelot Finance S.A., as Issuer, the guarantors party thereto and Wilmington Trust, National Association, as trustee governing the 4.50% Senior Secured Notes due 2026

31*	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following information from our Form 10-Q for the quarterly period ended March 31, 2021, formatted in Inline eXtensible Business Reporting Language: (i) Condensed Consolidated Statement of Comprehensive Income (unaudited), (ii) Condensed Consolidated Balance Sheet (unaudited), (iii) Condensed Consolidated Statement of Changes in Equity (unaudited), (iv) Condensed Consolidated Statement of Cash Flows (unaudited), and (v) the Notes to the Condensed Consolidated Financial Statements (unaudited).
104*	The cover page from the Company's Annual Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL

*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of London, United Kingdom on May 10, 2021.

CLARIVATE PLC
By:	/s/ Richard Hanks
Name: Richard Hanks
Title: Chief Financial Officer