Form 10-Q
period 2021-06-30
CLARIVATE Plc
filed 2021-07-29
CIK 1764046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _______
Commission File No. 001-38911

CLARIVATE PLC
(Exact name of registrant as specified in its charter)

Jersey, Channel Islands	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Friars House, 160 Blackfriars Road London SE1 8EZ United Kingdom (Address of principal executive offices)	Not applicable (Zip Code)
Registrant's telephone number, including area code: +44 207 4334000
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Ordinary Shares, no par value	CLVT	New York Stock Exchange
5.25% Series A Mandatory Convertible Preferred Shares, no par value	CLVT PR A	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes ☐    No ☒
The number of ordinary shares of the Company outstanding as of July 26, 2021 was 641,455,231.
DOCUMENTS INCORPORATED BY REFERENCE
None

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements,” within the meaning of the "safe harbor provisions" of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may,” “will” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this quarterly report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, the ProQuest acquisition, anticipated cost savings, results of operations, financial condition, liquidity, prospects, growth, strategies and the markets in which we operate. Such forward-looking statements are based on available current market material and management’s expectations, beliefs and forecasts concerning future events impacting us. Factors that may impact such forward-looking statements include:
•our ability to make, consummate and integrate acquisitions, including the ProQuest acquisition, and realize any expected benefits or effects of any acquisitions or the timing, final purchase price, costs associated with achieving synergies or integration or consummation of any acquisitions, including the ProQuest acquisition;

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

PART I. Financial Information

Item 1. Financial Statements and Supplementary Data
CLARIVATE PLC
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$2,559,596	$257,730
Restricted cash	2,010,917	11,278
Accounts receivable, net of allowance of $7,918 and $8,745 at June 30, 2021 and December 31, 2020, respectively	628,134	737,733
Prepaid expenses	66,011	58,273
Other current assets	221,905	262,494
Total current assets	5,486,563	1,327,508
Property and equipment, net	27,805	36,267
Other intangible assets, net	7,197,319	7,370,350
Goodwill	6,315,550	6,252,636
Other non-current assets	42,145	47,944
Deferred income taxes	27,523	29,786
Operating lease right-of-use assets	54,965	132,356
Total Assets	$19,151,870	$15,196,847
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$86,970	$82,038
Accrued expenses and other current liabilities	611,263	716,356
Current portion of deferred revenues	664,901	707,318
Current portion of operating lease liability	29,143	35,455
Current portion of long-term debt	2,028,600	28,600
Total current liabilities	3,420,877	1,569,767
Long-term debt	3,443,927	3,457,900
Warrant liabilities	278,965	312,751
Non-current portion of deferred revenues	48,142	41,399
Other non-current liabilities	62,149	67,722
Deferred income taxes	338,659	362,261
Operating lease liabilities	69,072	104,324
Total liabilities	7,661,791	5,916,124
Commitments and contingencies
Shareholders’ equity:
Preferred Shares, no par value; 14,375,000 shares authorized; 5.25% Mandatory Convertible Preferred Shares, Series A, 14,375,000 and 0 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	1,393,222	—
Ordinary Shares, no par value; unlimited shares authorized at June 30, 2021 and December 31, 2020; 641,419,578 and 606,329,598 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	10,843,549	9,989,284
Accumulated other comprehensive income	571,554	503,521
Accumulated deficit	(1,318,246)	(1,212,082)
Total shareholders’ equity	11,490,079	9,280,723
Total Liabilities and Shareholders’ Equity	$19,151,870	$15,196,847
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,
	2021	2020 (As Restated)
Revenues, net	$445,645	$273,500
Operating expenses:
Cost of revenues	(136,607)	(92,379)
Selling, general and administrative costs	(149,814)	(103,665)
Depreciation	(3,253)	(2,904)
Amortization	(126,923)	(53,241)
Restructuring and impairment	(41,700)	(15,846)
Other operating income, net	900	8,781
Total operating expenses	(457,397)	(259,254)
(Loss) income from operations	(11,752)	14,246
Mark to market adjustment on financial instruments	(21,021)	(23,790)
Loss before interest expense and income tax	(32,773)	(9,544)
Interest expense and amortization of debt discount, net	(38,569)	(21,122)
Loss before income tax	(71,342)	(30,666)
(Provision) benefit for income taxes	(10,868)	5,385
Net loss	$(82,210)	$(25,281)

Per share:
Basic and diluted	$(0.13)	$(0.07)

Weighted average shares used to compute earnings per share:
Basic and diluted	617,419,742	375,877,260
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statement of Operations (Unaudited)
(In thousands, except share and per share data)

	Six Months Ended June 30,
	2021	2020 (As Restated)
Revenues, net	$874,075	$514,092
Operating expenses:
Cost of revenues	(275,348)	(175,060)
Selling, general and administrative costs	(261,159)	(236,721)
Depreciation	(6,586)	(5,233)
Amortization	(255,244)	(102,353)
Restructuring and impairment	(106,367)	(23,600)
Other operating (expense) income, net	(15,330)	14,813
Total operating expenses	(920,034)	(528,154)
Loss from operations	(45,959)	(14,062)
Mark to market adjustment on financial instruments	30,194	(79,422)
Loss before interest expense and income tax	(15,765)	(93,484)
Interest expense and amortization of debt discount, net	(75,962)	(52,062)
Loss before income tax	(91,727)	(145,546)
Provision for income taxes	(14,437)	(9,368)
Net loss	$(106,164)	$(154,914)

Per share:
Basic and diluted	$(0.17)	$(0.43)

Weighted average shares used to compute earnings per share:
Basic and diluted	613,121,593	359,503,556
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)

	Three Months Ended June 30,
	2021	2020 (As Restated)
Net loss	$(82,210)	$(25,281)
Other comprehensive income (loss), net of tax:
Interest rate swaps	211	(254)
Defined benefit pension plans	(4)	25
Foreign currency translation adjustment	47,988	(2,051)
Total other comprehensive income (loss), net of tax	48,195	(2,280)
Comprehensive loss	$(34,015)	$(27,561)

	Six Months Ended June 30,
	2021	2020 (As Restated)
Net loss	$(106,164)	$(154,914)
Other comprehensive income (loss), net of tax:
Interest rate swaps	1,551	(3,144)
Defined benefit pension plans	(8)	(42)
Foreign currency translation adjustment	66,490	(7,564)
Total other comprehensive income (loss), net of tax	68,033	(10,750)
Comprehensive loss	$(38,131)	$(165,664)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(In thousands, except share data)

	Ordinary Shares		Preferred Shares		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	606,329,598	$9,989,284	—	$—	$503,521	$(1,212,082)	$9,280,723
Exercise of Private Placement Warrants	212,174	3,592	—	—	—	—	3,592
Exercise of stock options	835,917	5,074	—	—	—	—	5,074
Vesting of restricted stock units	15,958	—	—	—	—	—	—
Shares returned to the Company for net share settlements	(434,059)	(4,489)	—	—	—	—	(4,489)
Issuance of ordinary shares, net	4,395,638	105,509	—	—	—	—	105,509
Share-based award activity	—	10,479	—	—	—	—	10,479
Net loss	—	—	—	—	—	(23,954)	(23,954)
Other comprehensive income	—	—	—	—	19,838	—	19,838
Balance at March 31, 2021	611,355,226	10,109,449	—	—	523,359	(1,236,036)	9,396,772
Exercise of Private Placement Warrants	—	—	—	—	—	—	—
Exercise of stock options	1,581,518	9,761	—	—	—	—	9,761
Vesting of restricted stock units	446,324	—	—	—	—	—	—
Shares returned to the Company for net share settlements	(809,644)	(17,245)	—	—	—	—	(17,245)
Issuance of ordinary shares, net	206,052,933	5,780,933	—	—	—	—	5,780,933
Share-based award activity	—	12,816	—	—	—	—	12,816
Purchase & Retirement of Treasury Stock	(177,206,779)	(5,052,165)	—	—	—	—	(5,052,165)
Issuance of preferred shares, net	—	—	14,375,000	1,393,222	—	—	1,393,222
Net loss	—	—	—	—	—	(82,210)	(82,210)
Other comprehensive income	—	—	—	—	48,195	—	48,195
Balance at June 30, 2021	641,419,578	10,843,549	14,375,000	1,393,222	571,554	(1,318,246)	11,490,079

Balance at December 31, 2019	306,874,115	$2,144,372	—	$—	$(4,879)	$(890,894)	1,248,599
Adjustment to opening Accumulated deficit related to adoption of ASC Topic 326	—	—	—	—	—	(9,319)	(9,319)
Exercise of public warrants	28,880,098	277,526	—	—	—	—	277,526
Exercise of stock options	3,715,455	1,182	—	—	—	—	1,182
Vesting of restricted stock units	169,842	—	—	—	—	—	—
Shares returned to the Company for net share settlements	(2,301,458)	(10,302)	—	—	—	—	(10,302)
Issuance of ordinary shares, net	27,600,000	539,714	—	—	—	—	539,714
Share-based award activity	—	16,384	—	—	—	—	16,384
Net loss (As Restated)	—	—	—	—	—	(129,633)	(129,633)
Other comprehensive loss	—	—	—	—	(8,470)	—	(8,470)
Balance at March 31, 2020	364,938,052	2,968,876	—	—	(13,349)	(1,029,846)	1,925,681
Exercise of stock options	3,723,332	—	—	—	—	—	—
Vesting of restricted stock units	2,528	—	—	—	—	—	—
Shares returned to the Company for net share settlements	(2,311,293)	(15,118)	—	—	—	—	(15,118)
Issuance of ordinary shares, net	20,982,500	304,030	—	—	—	—	304,030
Share-based award activity	—	4,322	—	—	—	—	4,322
Net loss (As Restated)	—	—	—	—	—	(25,281)	(25,281)
Other comprehensive loss	—	—	—	—	(2,280)	—	(2,280)
Balance at June 30, 2020 (As Restated)	387,335,119	3,262,110	—	—	(15,629)	(1,055,127)	2,191,354
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2021	2020 (As Restated)
Cash Flows From Operating Activities
Net loss	$(106,164)	$(154,914)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	261,830	107,586
Bad debt expense	5,405	787
Deferred income tax benefit	(589)	(6,641)
Share-based compensation	23,295	20,824
Restructuring and impairment	70,043	4,771
Gain on foreign currency forward contracts	(1,912)	—
Mark to market adjustment on contingent and phantom shares	(26,796)	5,763
Mark to market adjustment on financial instruments	(30,194)	79,422
Deferred finance charges	4,716	2,072
Other operating activities	3,565	(8,963)
Changes in operating assets and liabilities:
Accounts receivable	108,677	93,036
Prepaid expenses	(7,946)	(6,693)
Other assets	51,875	58,218
Accounts payable	5,930	(5,851)
Accrued expenses and other current liabilities	(30,491)	(21,142)
Deferred revenues	(38,263)	(6,073)
Operating lease right of use assets	11,821	4,698
Operating lease liabilities	(40,259)	(5,439)
Other liabilities	(2,877)	(53,899)
Net cash provided by operating activities	261,666	107,562

Cash Flows From Investing Activities
Capital expenditures	(62,021)	(52,651)
Acquisitions, net of cash acquired	433	(885,323)
Acquisition of intangible assets	—	(5,982)
Proceeds from sale of product line, net of restricted cash	—	3,751
Net cash used in investing activities	(61,588)	(940,205)

Cash Flows From Financing Activities
Principal payments on term loan	(14,300)	(6,300)
Repayments of revolving credit facility	—	(65,000)
Payment of debt issuance costs	(4,389)	(5,267)
Contingent purchase price payment	—	(4,115)
Proceeds from issuance of debt	2,000,000	360,000
Proceeds from issuance of ordinary shares	728,768	843,766
Proceeds from issuance of preferred shares	1,393,222	—
Proceeds from warrant exercises	—	277,526
Proceeds from stock options exercised	14,835	1,182
Payments related to tax withholding for stock-based compensation	(21,734)	(25,538)
Net cash provided by financing activities	4,096,402	1,376,254
Effects of exchange rates	5,025	(9,218)
Net increase in cash and cash equivalents, and restricted cash	$4,301,505	$534,393

CLARIVATE PLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2021	2020 (As Restated)
Beginning of period:
Cash and cash equivalents	$257,730	$76,130
Restricted cash	11,278	9
Total cash and cash equivalents, and restricted cash, beginning of period	269,008	76,139
Cash and cash equivalents, and restricted cash, end of period	4,570,513	610,532

End of period:
Cash and cash equivalents	2,559,596	608,522
Restricted cash	2,010,917	2,010
Total cash and cash equivalents, and restricted cash, end of period	$4,570,513	$610,532

Supplemental Cash Flow Information:
Cash paid for interest	$69,697	$42,187
Cash paid for income tax	$12,553	$8,028
Capital expenditures included in accounts payable	$3,848	$1,819

Non-Cash Financing Activities:
Shares issued to Capri Acquisition Topco Limited	$5,052,165	$—
Purchase & Retirement of Treasury Stock	(5,052,165)	—
Shares issued as contingent stock consideration associated with the DRG acquisition	61,619	—
Shares issued as contingent stock consideration associated with the CPA Global acquisition	43,890	—
Total Non-Cash Financing Activities	$105,509	$—

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
In February 2020, the Company consummated a public offering of 27,600,000 ordinary shares at $20.25 per share. In June 2020, the Company consummated a public offering of 50,400,000 of our ordinary shares at a share price of $22.50 per share. Of the 50,400,000 ordinary shares, 14,000,000 were ordinary shares offered by Clarivate and 36,400,000 were ordinary shares offered by selling shareholders. The Company received approximately $304,030 in net proceeds from the sale of its ordinary shares, after deducting underwriting discounts and estimated offering expenses payable. We used the net proceeds, in conjunction with the new $1,600,000 incremental term loan facility available to Clarivate on October 1, 2020, and cash on the balance sheet to fund the repayment of CPA Global's parent company outstanding debt of $2,055,822. The Company did not receive any proceeds from the sale of ordinary shares by the selling shareholders. Additionally, in connection with the acquisition of CPA Global, on October 1, 2020, the Company issued 216,683,778 shares to Redtop Holdings Limited, a portfolio company of Leonard Green & Partners, L.P. representing approximately 35% ownership of Clarivate. After giving

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
effect to the Company's acquisition of CPA Global, Onex Corporation and Baring owned approximately 9.5% and 3.7%, respectively, of the Company's ordinary shares.

In June 2021, we completed an underwritten public offering of 44,230,768 of our ordinary shares at a share price of $26.00, of which 28,846,154 ordinary shares were issued and sold by Clarivate and 15,384,614 were sold by selling shareholders (which included 5,769,230 ordinary shares that the underwriters purchased pursuant to their option to purchase additional shares). The ordinary shares sold by selling shareholders included 10,562,882 ordinary shares from Onex, 4,107,787 ordinary shares from Baring and 713,945 ordinary shares from Directors, Executive Officers and other shareholders. The Company received approximately $728,768 in net proceeds from the sale of ordinary shares offered by the Company, after deducting underwriting discounts and estimated offering expenses payable. The Company did not receive any proceeds from the secondary ordinary shares sold by the selling shareholders. We intend to use the net proceeds received to finance a portion of the purchase price for the ProQuest acquisition, which we announced on May 17, 2021. See Note 26 - Subsequent Events for additional information regarding the ProQuest acquisition. If the ProQuest acquisition is not consummated, we intend to use the net proceeds received for general corporate purposes.

In June 2021, concurrently with the June 2021 Ordinary Share Offering, we completed an underwritten public offering of 14,375,000 of our 5.25% Series A Mandatory Convertible Preferred Shares ("MCPS") which included 1,875,000 of our mandatory convertible preferred shares that the underwriters purchased pursuant to their option to purchase additional shares. The Company received approximately $1,393,222 in net proceeds from the mandatory convertible preferred share offering, after deducting underwriting discounts and estimated offering expenses payable. We intend to use the net proceeds received to finance a portion of the purchase price for the ProQuest acquisition, which we announced on May 17, 2021. See Note 26 - Subsequent Events for additional information regarding the ProQuest acquisition. If the ProQuest acquisition is not consummated, we intend to use the net proceeds received for general corporate purposes.

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

Note 2: Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements were prepared in conformity with U.S. GAAP. The Condensed Consolidated Financial Statements do not include all of the information or notes necessary for a complete presentation in accordance with U.S. GAAP. Accordingly, these Condensed Consolidated Financial Statements should be read in conjunction with the Company’s annual financial statements as of and for the year ended December 31, 2020. The results of operations for the three and six months ended June 30, 2021 and 2020 are not necessarily indicative of the operating results for the full year.

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
In December 2019, the FASB issued ASU 2019-12, which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. The guidance is effective for all entities for fiscal years beginning after December 15, 2020. The adoption of this standard did not have a material impact on the Company's Condensed Consolidated Financial Statements.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The guidance is effective for all entities from the period March 12, 2020 through December 31, 2022. The Company has adopted this standard and elected the optional expedients for its interest rate swap agreements and debt agreements with reference to LIBOR. Upon meeting the specified criteria in the guidance, the Company will continue to account for its interest rate swaps in accordance with hedge accounting and will not apply modification accounting to its debt agreements. In January 2021, the FASB issued ASU 2021-01, which made clarifications relating to the previously issued Reference Rate Reform guidance effective for the same period as ASU 2020-04. This clarification did not have an effect on how the Company accounts for its interest rate swaps and debt agreements.
Recently Issued Accounting Standards
In June 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity as a result of complexity associated with GAAP for certain financial instruments with characteristics of liabilities and equity. This guidance is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods. The Company will adopt ASU 2020-06 effective January 1, 2022, and it is expected that the adoption will not have a material impact to the Company's Condensed Consolidated Financial Statements.

In April 2021, the FASB issued ASU 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, which provides guidance regarding the accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. This guidance is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company will adopt ASU 2021-04 effective January 1, 2022, and it is expected that the adoption will not have a material impact to the Company's Condensed Consolidated Financial Statements.

There were no other new accounting standards or updates issued or effective as of June 30, 2021, that have, or are expected to have, a material impact on the Company's Condensed Consolidated Financial Statements.

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

The aggregate consideration paid in connection with the closing of the DRG acquisition was $964,997, comprised of $900,000 of base cash plus $6,100 of adjusted closing cash paid on the closing date and 2,895,638 of the Company's ordinary shares issued to PEL on March 5, 2021. The contingent stock consideration was valued at $58,897 on the closing date and was revalued at each period end until the issuance date. For the three and six months ended June 30, 2021, the fair value of the contingent stock consideration decreased by $24,410, which was recorded to selling, general and administrative costs in the Condensed Consolidated Statements of Operations. The corresponding liability was $86,029 as of December 31, 2020 and recorded to Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. As the liability settled on March 5, 2021 with the Company issuing 2,895,638 ordinary shares valued at $61,619, there was no liability captured within the June 30, 2021 Condensed Consolidated Balance Sheet. See Note 22 - Commitments and Contingencies for more information. The DRG acquisition was accounted for using the acquisition method of accounting. The excess of the purchase price over the net tangible and intangible assets is recorded to Goodwill and primarily reflects the assembled workforce and expected synergies. Goodwill is not deductible for tax purposes. Due to the decrease to the fair value of the contingent stock consideration between December 31, 2020 and March 5, 2021, during the three and six months ended June 30, 2021, total transaction costs incurred in connection with the acquisition of DRG were $23 and a net gain of $24,360, respectively. Total transaction costs during the three and six months ended June 30, 2020 were $5,702 and $25,465, respectively.

The amount of Revenues, net and Net loss resulting from the acquisition that are attributable to the Company's stockholders and included in the Condensed Consolidated Statements of Operations and Comprehensive Loss were as follows:

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

	Three Months Ended June 30,
	2021	2020
Revenues, net (1)	$54,965	$46,663
Net income (loss) attributable to the Company's stockholders	$18,238	$(8,911)

(1) Includes $3,271 of a deferred revenue adjustment recognized during the three months ended June 30, 2020.

	Six Months Ended June 30,
	2021	2020
Revenues, net (1)	$99,285	$63,707
Net income (loss) attributable to the Company's stockholders	$10,407	$(9,518)

(1) Includes $4,805 of a deferred revenue adjustment recognized during the six months ended June 30, 2020.
The following table summarizes the final purchase price allocation for this acquisition:

Total
Accounts receivable	$52,193
Prepaid expenses	4,295
Other current assets	68,001
Property and equipment, net	4,136
Other intangible assets(1)	491,366
Other non-current assets	2,960
Operating lease right-of-use assets	25,099
Total assets	$648,050
Accounts payable	3,474
Accrued expenses and other current liabilities	88,561
Current portion of deferred revenue	35,126
Current portion of operating lease liabilities	5,188
Deferred income taxes	47,467
Non-current portion of deferred revenue	936
Operating lease liabilities	20,341
Total liabilities	201,093
Fair value of acquired identifiable assets and liabilities	$446,957

Purchase price, net of cash(2)	944,220
Less: Fair value of acquired identifiable assets and liabilities	446,957
Goodwill	$497,263

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
Unaudited pro forma information for the Company for the periods presented as if the acquisition had occurred January 1, 2019 is as follows:

	Three Months Ended June 30,
	2021	2020
Pro forma revenues, net	$445,645	$276,771
Pro forma net loss attributable to the Company's stockholders(1)	$(82,210)	$(21,865)

  (1) The Pro forma net loss attributable to the Company's stockholders for the three months ended June 30, 2020 has been restated. See Note 25 - Restatement of Previously Issued Condensed Financial Statements for more information.

	Six Months Ended March 31,
	2021	2020
Pro forma revenues, net	874,075	542,112
Pro forma net loss attributable to the Company's stockholders(1)	(106,164)	(141,935)

  (1) The Pro forma net loss attributable to the Company's stockholders for the six months ended June 30, 2020 has been restated. See Note 25 - Restatement of Previously Issued Condensed Financial Statements for more information.

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
The unaudited pro forma results include certain pro forma adjustments to revenue and net loss that were directly attributable to the acquisition, assuming the acquisition had occurred on January 1, 2019, including the following: (i) additional amortization expense that would have been recognized relating to the acquired intangible assets, (ii) adjustments to interest expense to reflect the removal of DRG debt and the additional Company borrowings in conjunction with the acquisition, (iii) acquisition-related transaction costs and other one-time non-recurring costs which reduced expenses by $1,261 and $26,187 for the three and six months ended June 30, 2020.

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
The excess of the purchase price over the net tangible and intangible assets is recorded to Goodwill and primarily reflects the assembled workforce and expected synergies. Goodwill is not deductible for tax purposes. During the three and six months ended June 30, 2021, total transaction costs incurred in connection with the acquisition of CPA Global were $1,012 and a net gain of $2,178, respectively.
The amount of Revenues, net and Net loss resulting from the acquisition that are attributable to the Company's stockholders and included in the Condensed Consolidated Statements of Operations and Comprehensive Loss were as follows:

Three months ended June 30, 2021
Revenues, net (1)	$156,628
Net income attributable to the Company's stockholders	$4,067

(1) Includes $1,347 of a deferred revenue haircut recognized during the three months ended June 30, 2021.

Six months ended June 30, 2021
Revenues, net (1)	$309,204
Net loss attributable to the Company's stockholders	$(12,985)

(1) Includes $4,349 of a deferred revenue adjustment recognized during the six months ended June 30, 2021.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
The purchase price allocation for the CPA Global acquisition as of the close date of October 1, 2020 is preliminary and may change upon completion of the determination of the fair value of assets acquired and liabilities assumed. The following table summarizes the preliminary purchase price allocation for this acquisition:

Total
Accounts receivable	$378,863
Prepaid expenses	27,595
Other current assets	215,036
Property and equipment, net	12,288
Other intangible assets	4,920,317
Deferred income taxes	19,310
Other non-current assets	24,613
Operating lease right-of-use assets	30,649
Total assets	$5,628,671
Accounts payable	53,501
Accrued expenses and other current liabilities	473,183
Current portion of deferred revenue	179,619
Current portion of operating lease liabilities	7,738
Non-current portion of deferred revenue	16,786
Deferred income taxes	287,248
Other non-current liabilities	43,785
Operating lease liabilities	23,615
Total liabilities	1,085,475
Fair value of acquired identifiable assets and liabilities	$4,543,196

Purchase price, net of cash(1)	$8,740,556
Less: Fair value of acquired identifiable assets and liabilities	4,543,196
Goodwill	$4,197,360

(1) The Company acquired cash of $99,043.
During the six months ended June 30, 2021, the Company recorded measurement period adjustments to the purchase price allocation recorded as of the close date of October 1, 2020. The following table summarizes the measurement period adjustments recorded through June 30, 2021:

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

Total
Accounts receivable(1)	$5,739
Other current assets	(328)
Total assets	$5,411

Accrued expenses and other current liabilities(2)	59,120
Current portion of deferred revenue	(757)
Deferred income taxes(3)	(14,698)
Total liabilities	$43,665
Fair value of acquired identifiable assets and liabilities	$(38,254)

Purchase price, net of cash	$(433)
Less: Fair value of acquired identifiable assets and liabilities	(38,254)
Goodwill	$37,821

(1) The $5,739 account receivable measurement period adjustment is due to a change in the fair value of CPA Global's accounts receivable, with there being a $7,068 increase in the valuation increase offset by a $1,329 decrease.

(2) The Company recorded measurement period adjustments of $59,120 increasing accrued expenses and other current liabilities, of which, $62,001 relates to adjustments to CPA Global's accrual for claims existing prior to the date of acquisition, offset by a $2,881 reduction to CPA Global's other accruals. See Note 22 - Commitments and Contingencies for further information.

(3) The $14,698 deferred income tax measurement period adjustment is due to the tax impact of CPA Global's other measurement period adjustments detailed in the chart above.

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

Acquisition of Beijing IncoPat
On October 26, 2020, the Company acquired 100% of the equity voting interest in Beijing IncoPat Technology Co., Ltd. (“IncoPat”). IncoPat is a leading patent information service provider in China via cash on hand. IncoPat is complementary to Clarivate’s intellectual property portfolio. The Company paid $52,133 in cash to acquire IncoPat. As of June 30, 2021 and December 31, 2020, $6,313 of the consideration is held in escrow and will be paid in a future period. Until this balance is paid it will be held in restricted cash with the offsetting liability within accrued expenses and other current liabilities. The excess of the purchase price over the net tangible and intangible assets is recorded to Goodwill and primarily reflects the assembled workforce and expected synergies. Goodwill is not deductible for tax purposes. The total transaction costs were immaterial during the three and six months ended June 30, 2021, and did not have an impact on June 30, 2020 results. IncoPat contributed revenues of $2,095 and $4,331 for the three and six months ended June 30, 2021, respectively and a net loss of $906 and $979 for the three and six months ended June 30, 2021, respectively, and did not have an impact on June 30, 2020 results.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
The purchase price allocation for the IncoPat acquisition as of the close date of October 26, 2020 is preliminary and may change upon completion of the determination of the fair value of assets acquired and liabilities assumed. The following table summarizes the preliminary purchase price allocation for the acquisition:

Total
Accounts receivable	$1,107
Prepaid expenses	168
Other current assets	100
Property and equipment, net	354
Other intangible assets	21,957
Other non-current assets	283
Total assets	$23,969
Accounts payable	73
Accrued expenses and other current liabilities	843
Current portion of deferred revenue	6,445
Deferred income taxes	4,802
Other non-current liabilities	283
Total liabilities	$12,446
Fair value of acquired identifiable assets and liabilities	$11,523

Purchase price, net of cash(1)	52,133
Less: Fair value of acquired identifiable assets and liabilities	11,523
Goodwill	$40,610

(1) The Company acquired cash of $844.
During the six months ended June 30, 2021, the Company recorded measurement period adjustments related to the valuation of accounts receivables and deferred revenue with a corresponding net increase to goodwill in the amount of $136.

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
Acquisition of Hanlim IPS Co., LTC
On November 23, 2020, the Company acquired 100% of the equity voting interest in Hanlim IPS Co., LTC ("Hanlim IPS") Hanlim IPS is a patent research and consulting services provider in South Korea. The acquisition's purpose is to accelerate innovation in South Korea by offering a more comprehensive range of IP information and insights solutions. The Company paid $9,254 in cash to acquire Hanlim IPS. The excess of the purchase price over the net tangible and intangible assets is recorded to Goodwill and primarily reflects the assembled workforce and expected synergies. Goodwill is not deductible for tax purposes. The total transaction costs were immaterial during the three and six months ended June 30, 2021, and did not have an impact on June 30, 2020 results. Hanlim IPS contributed revenue of $685 and $976 for the three and six months ended June 30, 2021, respectively, and net income of $542 and $561 for the three and six months ended June 30, 2021, respectively, and did not have an impact on June 30, 2020 results.

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

Note 5: Assets Held for Sale and Divested Operations
On November 6, 2020, the Company completed the sale of certain assets and liabilities of the Techstreet business to The International Society of Interdisciplinary Engineers LLC for a total purchase price of $42,832, of which $4,300 will be held in escrow and paid to the Company in a future period. As a result of the sale, the Company recorded a net gain on sale of $28,140, inclusive of incurred transaction costs of $115 in connection with the divestiture during the fourth quarter of 2020. The gain on sale is included in Other operating (expense) income, net within the Consolidated Statements of Operations during the year ended December 31, 2020. As a result of the sale, the Company wrote off balances associated with Techstreet including intangible assets of $10,179 and Goodwill in the amount of $9,129. The Company used the proceeds for general business purposes.

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

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
There was an immaterial loss on the divestiture recorded to Other operating income (expense), net during the six months ended June 30, 2020. The Company used the proceeds for general business purposes.
The divestitures of Techstreet and certain assets and liabilities of MarkMonitor did not represent a strategic shift and are not expected to have a major effect on the Company’s operations or financial results, as defined by ASC 205-20, Discontinued Operations; as a result, the divestitures do not meet the criteria to be classified as discontinued operations.

Note 6: Accounts Receivable
Our accounts receivable balance consists of the following as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
Accounts receivable	$636,052	$746,478
Less: Accounts receivable allowance	(7,918)	(8,745)
Accounts receivable, net	$628,134	$737,733

The Company estimates credit losses for trade receivables by aggregating similar customer types together, because they tend to share similar credit risk characteristics, taking into consideration the number of days the receivable is past due. Provision rates for the allowance for doubtful accounts are based upon the historical loss method by evaluating factors such as the length of time receivables that are past due and historical collection experience. Additionally, provision rates are based upon current and future economic and competitive environment factors that could impact the collectability of the receivable. Trade and other receivables are written off when there is no reasonable expectation of recovery. Indicators that there is no reasonable expectation of recovery include past due status greater than 360 days or bankruptcy of the debtor. The activity in our accounts receivable allowance consists of the following for the six months ended June 30, 2021 and year ended December 31, 2020, respectively:

	June 30,	December 31,
	2021	2020
Balance at beginning of year	$8,745	$16,511
Additional provisions	3,353	4,339
Write-offs	(4,452)	(22,205)
Opening balance sheet adjustment related to ASU 2016 -13 adoption	—	10,097
Exchange differences	272	3
Balance at the end of year	$7,918	$8,745
The potential for credit losses is mitigated because customer creditworthiness is evaluated before credit is extended.
The Company recorded write-offs against the reserve of $4,452 and $22,205 for the six months ended June 30, 2021 and year ended December 31, 2020, respectively.
We continue to monitor any impacts from the COVID-19 pandemic on our customers and various counterparties. During the six months ended June 30, 2021 and year ended December 31, 2020, the Company’s allowance for doubtful accounts and credit losses considered additional risk related to the pandemic. However, this risk to-date was not considered material.

Note 7: Leases

The Company has multiple agreements to sublease operating lease right of use assets and recognized $770 and $709 of sublease income for the three months ended June 30, 2021, and 2020, respectively, and $1,525 and $709 of sublease income for the six months ended June 30, 2021, and 2020, respectively, within Selling, general and administrative costs in the Condensed Consolidated Statements of Operations.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
The Company evaluates long-lived assets for indicators of impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company considers a triggering event to have occurred upon exiting a facility if the expected undiscounted cash flows for the sublease period are less than the carrying value of the assets group. An impairment charge is recorded in the excess of each operating lease right-of-use asset's carrying amount over its estimated fair value. In connection with the Company's digital workplace transformation initiative to enable colleagues to work remotely, the Company ceased the use of select leased sites during the six months ended June 30, 2021. As a result, the Company recorded a non-cash impairment charge to Restructuring and impairment within the Condensed Consolidated Statement of Operations based on the estimate of future recoverable cash flows of $29,059 and $4,771 for the three months ended June 30, 2021, and 2020, respectively, and $70,043 and $4,771 for the six months ended June 30, 2021, and 2020, respectively. As part of the impairment charge, the carrying value of the Operating lease right of use asset was reduced by $70,043, which are non-cash charges. Additionally, the Company incurred $0 and $137 in lease termination fees during the three months ended June 30, 2021, and 2020, respectively, and $3,104 and $137 during the six months ended June 30, 2021, and 2020, respectively. See Note 24 - Restructuring and Impairment and Note 26 - Subsequent Events for further information.

Note 8: Property and Equipment, Net
Property and equipment, net consisted of the following:

	June 30,	December 31,
	2021	2020
Computer hardware	$40,941	$38,253
Leasehold improvements	10,892	21,614
Furniture, fixtures and equipment	13,545	13,201
Total property and equipment, gross	65,378	73,068
Accumulated depreciation	(37,573)	(36,801)
Total property and equipment, net	$27,805	$36,267
Depreciation amounted to $3,253 and $2,904 for the three months ended June 30, 2021, and 2020, respectively, and $6,586 and $5,233 for the six months ended June 30, 2021, and 2020, respectively. There were $4,260 and $5,234 of impairments to leasehold improvements during the three and six months ended June 30, 2021.

Note 9: Other Intangible Assets, net and Goodwill
Other Intangible Assets, net
The following tables summarize the gross carrying amounts and accumulated amortization of the Company’s identifiable intangible assets by major class:

	June 30, 2021			December 31, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Finite-lived intangible assets
Customer relationships	$5,629,157	$(387,672)	$5,241,485	$5,598,175	$(261,350)	$5,336,825
Databases and content	1,849,988	(525,877)	1,324,111	1,848,041	(464,683)	1,383,358
Computer software	705,810	(267,333)	438,477	658,976	(209,611)	449,365
Trade names	15,092	(4,482)	10,610	18,606	(2,360)	16,246
Backlog	29,217	(9,563)	19,654	29,216	(5,905)	23,311
Finite-lived intangible assets	8,229,264	(1,194,927)	7,034,337	8,153,014	(943,909)	7,209,105
Indefinite-lived intangible assets
Trade names	162,982	—	162,982	161,245	—	161,245
Total intangible assets	$8,392,246	$(1,194,927)	$7,197,319	$8,314,259	$(943,909)	$7,370,350

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
Amortization amounted to $126,923 and $53,241 for the three months ended June 30, 2021, and 2020, respectively, and $255,244 and $102,353 for the six months ended June 30, 2021, and 2020, respectively.
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

Goodwill
The change in the carrying amount of goodwill is shown below:

	Science Segment	Intellectual Property Segment	Consolidated Total
Balance as of December 31, 2019	$909,937	$418,108	$1,328,045
Acquisition	497,263	4,202,875	4,700,138
Divestiture	—	(9,129)	(9,129)
Impact of foreign currency fluctuations and other	607	232,975	233,582
Balance as of December 31, 2020	$1,407,807	$4,844,829	$6,252,636
Acquisition(1)	—	37,957	37,957
Impact of foreign currency fluctuations and other	(148)	25,105	24,957
Balance as of June 30, 2021	$1,407,659	$4,907,891	$6,315,550
(1) Balance represents $37,821 in purchase accounting adjustments associated with the CPA Global acquisition and $136 in purchase accounting adjustments associated with the IncoPat acquisition. Refer to Note 4 - Business Combinations for additional disclosures.

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
Changes in the fair value are recorded in Accumulated other comprehensive income(loss) ("AOCI") and the amounts reclassified out of AOCI are recorded to Interest expense, net. The fair value of the interest rate swaps is recorded in Other current assets or Accrued expenses and other current liabilities and Other non-current assets or liabilities, according to the duration of related cash flows. The total fair value of the interest rate swaps was a liability of $3,084 as of June 30, 2021 and a liability of $5,159 as of December 31, 2020.
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

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
The Company had a period of ineffectiveness related to the cash flow hedges in the three months ended March 31, 2020. The ineffectiveness was due to a drop in LIBOR rates below the LIBOR floor defined per the credit facilities, which were amended on March 31, 2020, resulting in a highly effective hedge. As a result of the ineffectiveness, the Company recognized a loss of $0 and $978 for the three and six months ended June 30, 2020, respectively, which was recorded to Interest expense, net on the Consolidated Statements of Operations. As of June 30, 2021, there was no hedge ineffectiveness associated with the Company’s interest rate swaps.
In March 2021, the Company entered into interest rate swap arrangements with counterparties to reduce its exposure to variability in cash flows relating to interest payments on $350,000 of its term loans and replaced the interest rate swaps that matured during March 2021. These interest rate swap arrangements are effective March 31, 2021 and have a maturity date of March 31, 2024.
The following table summarizes the changes in AOCI (net of tax) related to cash flow hedges for the three and six months ended June 30, 2021:

AOCI Balance at December 31, 2020	$(3,756)
Derivative gains recognized in Other comprehensive loss	192
Amount reclassified out of Other comprehensive loss to Net loss	1,148
AOCI Balance at March 31, 2021	$(2,416)
Derivative losses recognized in Other comprehensive loss	(403)
Amount reclassified out of Other comprehensive loss to Net loss	614
AOCI Balance at June 30, 2021	$(2,205)

The following table summarizes the changes in AOCI (net of tax) related to cash flow hedges for the three and six months ended June 30, 2020:

AOCI Balance at December 31, 2019	$(2,778)
Derivative losses recognized in Other comprehensive loss	(3,160)
Amount reclassified out of Other comprehensive loss to Net loss	270
AOCI Balance at March 31, 2020	$(5,668)
Derivative losses recognized in Other comprehensive loss	(1,109)
Amount reclassified out of Other comprehensive loss to Net loss	855
AOCI Balance at June 30, 2020	$(5,922)

Foreign Currency Forward Contracts

The Company periodically enters into foreign currency contracts. The purpose of these derivative instruments is to help manage the Company’s exposure to foreign exchange rate risks within the acquired CPA Global business. These contracts generally do not exceed 180 days in duration. The Company recognized a gain from the mark to market adjustment of $762 and $0, for the three months ended June 30, 2021, and 2020, respectively, and $1,785 and $0 for the six months ended June 30, 2021, and 2020, respectively, in Other operating income, net on the Condensed Consolidated Statements of Operations. The nominal amount of outstanding foreign currency contracts was $352,849 and $354,751 as of June 30, 2021, and December 31, 2020, respectively.

The Company accounts for these forward contracts at fair value and recognizes the associated realized and unrealized gains and losses in Other operating (expense) income, net in the Condensed Consolidated Statements of Operations, as the contracts are not designated as accounting hedges under the applicable sections of ASC Topic 815. The total fair value of the forward contracts represented an asset balance of $324 and $8,574 and a liability balance of $3,959 and $106 as of June 30, 2021, and December 31, 2020, respectively, which was classified within Other current assets and Accrued expenses and other current liabilities, respectively, on the Condensed Consolidated Balance Sheets. The Company recognized gains from the mark to market adjustment of $762 and $0 for the three months ended June 30, 2021 and 2020, respectively, and $1,785

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
and $0 for the six months ended June 30, 2021 and 2020, respectively, in Other operating (expense) income, net on the Condensed Consolidated Statements of Operations.

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
Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable, and Other Accruals - The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and other accruals readily convertible into cash approximate fair value because of the short-term nature of the instruments.
Debt - The carrying value of the Company's variable interest rate debt, excluding unamortized debt issuance costs and original issue discount, approximates fair value due to the short-term nature of the interest rate benchmark rates. The fair value of the fixed rate debt is estimated based on market observable data for debt with similar prepayment features. The fair value of the Company's debt was $5,592,332 and $3,574,282 at June 30, 2021 and December 31, 2020, respectively. The fair value is considered Level 2 under the fair value hierarchy.
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
Assets and Liabilities Recorded at Fair Value on a Recurring Basis

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
Forward Contracts and Interest Rate Swaps - The Company has determined that its forward contracts, included in other current assets, along with its interest rate swaps, included in Accrued expenses and other current liabilities and Other non-current liabilities according to the duration of related cash flows, reside within Level 2 of the fair value hierarchy.
The Company enters into foreign currency contracts that are not designated as hedges as defined under ASC 815. The purpose of these derivative instruments is to help manage the Company's exposure to foreign exchange rate risks. These contracts are initially recognized at fair value at the date the contracts are entered into and are subsequently remeasured to their fair value at the end of each reporting period. These contracts generally do not exceed 180 days in duration, and these instruments are carried as assets when the fair value is positive (Other current assets on the Consolidated Balance Sheets), and as liabilities when the fair value is negative (Other current liabilities on the Consolidated Balance Sheets) The resulting gain or loss is recognized in profit or loss (other operating income (expense), net) immediately.
The Company assesses the fair value of these instruments, considering current and anticipated movements in future interest rates and the relevant currency spot and future rates available in the market. The Company receives third party valuation reports to corroborate our determination of fair value. Accordingly, these instruments are classified as Level 2 inputs.
Earn-Outs - In accordance with ASC 805, we estimated the fair value of the earn-outs using a Monte Carlo simulation. The amount of the earn-outs approximate fair value due to the short term nature of their remaining payments as of June 30, 2021 and December 31, 2020. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. As of December 31, 2020, the Company paid the remaining earn-out liabilities related to Publons and TrademarkVision. These acquisitions occurred in 2017 and 2018, respectively. The amounts payable were contingent upon the achievement of certain company specific milestones and performance metrics including number of cumulative users, cumulative reviews and annual revenue over a 1-year and 3-year period. Changes in the earn-out are recorded to Selling, general and administrative costs in the Consolidated Statements of Operations.
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
Employee Phantom Share Plan - As of June 30, 2021 and December 31, 2020, the Company maintains an employee phantom share plan receivable asset and liability, including an accrued liability for the employer's portion of payroll withholding taxes, which was recorded in connection with the acquisition opening balance sheet. The legacy CPA Global phantom share plan contained a change in control provision for an exit event which included the sale of CPA Global. Upon the exit event, the phantom shares converted into the Company's ordinary shares and the funds were placed into an employee benefit trust to be passed to the Company for payment to the respective employees via Clarivate payroll. The Company is required to withhold employee payroll taxes and will be required to fund and pay employer payroll taxes. The associated asset and liability balances are based on observable market data relating to the CPA Global acquisition that occurred on October 1, 2020. Changes in the receivable asset and liability are recorded to Selling, general and administrative costs in the Consolidated Statements of Operations. The current and non-current portions of the liability are recorded in Accrued expenses and other current liabilities and Other non-current liabilities, respectively. The current and non-current portions of the receivable asset is recorded in Other current assets and Other non-current assets, respectively. The balances are classified as Level 2 in the fair value hierarchy. This fair value measurement is based on observable market data and other indirect observable market inputs and thus represents a Level 2 measurement as defined in ASC 820.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
The following table summarizes the changes in Private Placement Warrant liability for the three and six months ended June 30, 2021 and 2020:

Balance at December 31, 2020	$312,751
Mark to market adjustment on financial instruments	(51,215)
Exercise of Private Placement Warrants	(3,592)
Balance at March 31, 2021	$257,944
Mark to market adjustment on financial instruments	21,021
Exercise of Private Warrants	—
Balance at June 30, 2021	$278,965

Balance at December 31, 2019	$111,813
Mark to market adjustment on financial instruments	55,632
Exercise of Private Placement Warrants	—
Balance at March 31, 2020	$167,445
Mark to market adjustment on financial instruments	23,790
Exercise of Private Warrants	—
Balance at June 30, 2020	$191,235

For the three and six months ended June 30, 2021, there was no earn-out liability related to Publons and TrademarkVision (see Note 22 - Commitments and Contingencies for further details). The following table presents the changes in the Level 3 earn-out for the three and six months ended June 30, 2020:

Balance at December 31, 2019	$11,100
Payment of earn-out liability (1)	(8,000)
Revaluations included in earnings	380
Balance at March 31, 2020	$3,480
Payment of earn-out liability	—
Revaluations included in earnings	130
Balance at June 30, 2020	$3,610

(1) See Note 22 - Commitments and Contingencies for further details.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
The following table provides a summary of the Company’s assets and liabilities that were recognized at fair value on a recurring basis as at June 30, 2021 and December 31, 2020:

	June 30, 2021
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Forward contracts asset	$—	$324	$—	$324
Employee phantom share receivable asset	—	175,263	—	175,263
	—	175,587	—	175,587
Liabilities
Warrant liability	—	—	278,965	278,965
Employee phantom share liability - current	—	179,315	—	179,315
Employee phantom share liability - non-current	—	17,299	—	17,299
Forward contracts liability	—	3,959	—	3,959
Interest rate swap liability	—	3,084	—	3,084
Total	$—	$203,657	$278,965	$482,622

	December 31, 2020
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Forward contracts asset	$—	$8,574	$—	$8,574
Employee phantom share receivable asset	—	188,770	—	188,770
	—	197,344	—	197,344
Liabilities
Warrant liability	—	—	312,751	312,751
Employee phantom share liability - current	—	193,162	—	193,162
Employee phantom share liability - non-current	—	18,670	—	18,670
Forward contracts liability	—	106	—	106
Interest rate swap liability	—	5,159	—	5,159
Contingent stock liability	—	130,594	—	130,594
Total	$—	$347,691	$312,751	$660,442

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

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
Goodwill — Goodwill represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets resulting from business combinations. The Company evaluates its goodwill for impairment at the reporting unit level, defined as an operating segment or one level below an operating segment, annually as of October 1 or more frequently if impairment indicators arise in accordance with ASC Topic 350. The Company performs qualitative analysis of macroeconomic conditions, industry and market considerations, internal cost factors, financial performance, fair value history and other company specific events. If this qualitative analysis indicates that it is more likely than not that the estimated fair value is less than the book value for the respective reporting unit, the Company applies a one-step impairment test in which the Company determines whether the estimated fair value of the reporting unit is in excess of its carrying value. If the carrying value of the net assets assigned to the reporting unit exceeds the estimated fair value of the reporting unit, the Company performs the second step of the impairment test to determine the implied estimated fair value of the reporting unit’s goodwill. The Company determines the implied estimated fair value of goodwill by determining the present value of the estimated future cash flows for each reporting unit and comparing the reporting unit’s risk profile and growth prospects to selected, reasonably similar publicly traded companies.
Right of Use Asset — The guidance in ASC 360-10 requires three steps to identify, recognize and measure the impairment of a long-lived asset (asset group) to be held and used. The Company evaluates whether there are indicators of impairment present (i.e., whether there are any events or changes in circumstances that indicate that the carrying amount of the long-lived asset (group) might not be recoverable, including the ceased use of the leased property). The Company performs tests for recoverability and if indicators of impairment are present, the Company perform a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the long-lived asset (asset group) in question to the carrying amount of the long-lived asset (asset group). If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of the long-lived asset (asset group), the Company determines the fair value of the long-lived asset (asset group) and recognizes an impairment loss if the carrying amount of the long-lived asset (asset group) exceeds its fair value. For the six months ended June 30, 2021, an impairment charge was recorded where the carrying value of the operating lease right of use asset was reduced by $70,043, which are non-cash charges. Additionally, the Company incurred $0 and $137 in lease termination fees during the three months ended June 30, 2021 and 2020, respectively, and $3,104 and $137 during the six months ended June 30, 2021 and 2020, respectively. Fair value assumptions including sublease probabilities and the present value factor were used in the impairment calculation.

Note 12: Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities, consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
Employee phantom share plan liability (1)	$179,315	$193,162
Contingent stock liability(2)	—	130,594
Employee related accruals(3)	78,962	98,481
Accrued professional fees(4)	61,225	67,628
Accrued legal liability(5)	65,800	—
Tax related accruals (6)	35,908	45,119
Other accrued expenses and other current liabilities(7)	190,053	181,372
Total accrued expenses and other current liabilities	$611,263	$716,356

(1)See Note 11 - Fair Value Measurements for further information with respect to the employee phantom share plan liabilities.
(2)Represents contingent stock consideration associated with the CPA Global and DRG acquisitions. See Note 4 - Business Combinations and Note 22 - Commitments and Contingencies for further information.
(3)Employee related accruals include accrued payroll, bonus and employee commissions.
(4)Professional and outside service related fees include accrued legal fees, audit fees, outside services, technology, and contractor fees.
(5)See Note 22 - Commitments and Contingencies for further information with respect to the accrued legal liability.
(6)Tax related accruals include value-added tax payable and other current taxes payable.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
(7)Includes current liabilities due to customers, royalty accruals, interest payable, and a collection of miscellaneous other current liabilities.

Note 13: Pension and Other Post‑Retirement Benefits

The components of net periodic benefit cost changes in plan assets and benefit obligations recognized as follows:

	Three Months Ended June 30,
	2021	2020
Service cost	$368	$226
Interest cost	82	79
Expected return on plan assets	(52)	(40)
Amortization of actuarial gains	(2)	14
Net periodic benefit cost	$396	$279

	Six Months Ended June 30,
	2021	2020
Service cost	$736	$444
Interest cost	164	157
Expected return on plan assets	(104)	(79)
Amortization of actuarial gains	(8)	(52)
Net periodic benefit cost	$788	$470

Interest cost and expected return on plan assets are recorded in Interest expense, net on the accompanying Interim Condensed Consolidated Statements of Operations.

Note 14: Debt
The following is a summary of the Company’s debt:

		June 30, 2021		December 31, 2020
Type	Maturity	Effective Interest Rate	Carrying Value	Effective Interest Rate	Carrying Value
Senior Notes (2029)	2029	4.875%	$1,000,000	—%	$—
Senior Secured Notes (2028)	2028	3.875%	1,000,000	—%	—
Senior Secured Notes (2026)	2026	4.500%	700,000	4.500%	700,000
Term Loan Facility (2026)	2026	3.608%	2,833,100	3.626%	2,847,400
Revolving Credit Facility	2024	—%	—	—%	—
Total debt outstanding			5,533,100		3,547,400
Debt issuance costs			(51,395)		(51,309)
Term Loan Facility, discount			(9,178)		(9,591)
Short-term debt, including current portion of long-term debt			(2,028,600)		(28,600)
Long-term debt, net of current portion and debt issuance costs			$3,443,927		$3,457,900

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
Term Loan Facility (2026)
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

Revolving Credit Facility

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

With respect to the Credit Facilities, the Company may be subject to certain negative covenants, including either a fixed charge coverage ratio, total first lien net leverage ratio, or total net leverage ratio if certain conditions are met. As of June 30, 2021, the company was not required to perform these covenants as we are in compliance with the conditions for the credit facilities.
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
As of June 30, 2021, letters of credit totaling $7,725 were collateralized by the Revolving Credit Facility. Notwithstanding the Revolving Credit Facility, as of June 30, 2021 the Company had an unsecured corporate guarantee outstanding for $10,654 and cash collateralized letters of credit totaling $1,769, all of which were not collateralized by the Revolving Credit Facility. The Company did not have any borrowings against the Revolving Credit Facility as of June 30, 2021 and December 31, 2020, to support current operations.
Senior Notes (2029) and Senior Secured Notes (2028)
In June 2021, we issued a private placement offering of $1,000,000 in aggregate principal amount of Senior Secured Notes due June 30, 2028 (the "Secured Notes") and $1,000,000 in aggregate principle amount of Senior Notes due June 30, 2029 (the "Unsecured Notes" and, together with the Secured Notes, the "Notes") bearing interest at a rate of 3.875% and 4.875% per annum, respectively. The interest is payable semi-annually to holders of record on June 30 and December 30 of each year, commencing on December 30, 2021. The Notes due 2028 and 2029 were issued by Clarivate Science Holdings Corporation (the "Issuer"), an indirect wholly-owned subsidiary of Clarivate.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
We intend to use the net proceeds to finance a portion of the purchase price for the announced ProQuest acquisition, which we announced on May 17, 2021, and to pay related fees and expenses. See Note 26 - Subsequent Events for additional information regarding the ProQuest acquisition. Concurrently with the closing of this offering, the Issuer deposited the gross proceeds into segregated escrow accounts. If the escrow conditions (which include conditions relating to the consummation of the ProQuest acquisition) are not satisfied on or prior to November 8, 2021, or if it is otherwise determined that any of the applicable escrow release conditions will not be satisfied, the Notes will be redeemed at a price equal to 100% of the initial issue price of the Notes, plus accrued and unpaid interest, if any, from June 24, 2021 (the "Issue Date" of the Notes), up to, but excluding, the date of such special mandatory redemption. Prior to closing of the ProQuest acquisition, the Notes are not guaranteed but are secured by a first-priority security interest in the escrow accounts. Given the conditions related to the consummation of the ProQuest acquisition, we have classified the debt as a Current Liability on our Condensed Consolidated Balance Sheet and the amount held in escrow as Restricted Cash.
Upon consummation of the ProQuest acquisition, the Notes will be guaranteed on a joint and several basis by each of Clarivate’s indirect subsidiaries that is an obligor or guarantor under Clarivate’s existing credit facilities and senior secured notes due 2026. The Secured Notes are secured on a first-lien pari passu basis with borrowings under the existing credit facilities and senior secured notes, and the Unsecured Notes are the Issuer’s and such guarantors’ unsecured obligations. At this time, the debt will be reclassified as Long-term debt on our Condensed Consolidated Balance Sheet and the amount released from escrow as Cash and cash equivalents.
The carrying value of the Company’s variable interest rate debt, excluding unamortized debt issuance costs, approximates fair value due to the short-term nature of the interest rate benchmark rates. The fair value of the fixed rate debt is estimated based on market observable data for debt with similar prepayment features. The fair value of the Company’s debt was $5,592,332 and $3,574,282 at June 30, 2021 and December 31, 2020, respectively. The debt is considered a Level 2 liability under the fair value hierarchy.

Note 15: Revenue
Disaggregated Revenues
The tables below show the Company’s disaggregated revenue for the periods presented:

	Three Months Ended June 30,
	2021	2020
Subscription revenues	$243,562	$216,569
Transactional revenues	89,769	60,363
Re-occurring revenues	113,683	—
Total revenues, gross	447,014	276,932
Deferred revenues adjustment(1)	(1,369)	(3,432)
Total revenues, net	$445,645	$273,500

(1) Reflects the deferred revenue adjustment as a result of purchase accounting.

	Six Months Ended June 30,
	2021	2020
Subscription revenues	$478,654	$409,804
Transactional revenues	173,946	109,602
Re-occurring revenues	225,868	—
Total revenues, gross	878,468	519,406
Deferred revenues adjustment(1)	(4,393)	(5,314)
Total revenues, net	$874,075	$514,092
(1) Reflects the deferred revenue adjustment as a result of purchase accounting.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
Contract Balances

	Accounts receivable, net	Current portion of deferred revenues	Non-current portion of deferred revenues
Opening (1/1/2021)	$737,733	$707,318	$41,399
Closing (06/30/2021)	628,134	664,901	48,142
(Increase)/decrease	$109,599	$42,417	$(6,743)

Opening (1/1/2020)	$333,858	$407,325	$19,723
Closing (06/30/2020)	279,160	424,187	19,116
(Increase)/decrease	$54,698	$(16,862)	$607
The amount of revenue recognized in the period that was included in the opening deferred revenues balances was $377,919 and $181,146 for the six months ended June 30, 2021 and 2020, respectively. This revenue consists primarily of subscription revenues.
Transaction Price Allocated to the Remaining Performance Obligation
As of June 30, 2021, approximately $76,708 of revenue is expected to be recognized in the future from remaining performance obligations, excluding contracts with duration of one year or less. The Company expects to recognize revenue on approximately 49.2% of these performance obligations over the next 12 months. Of the remaining 50.8%, 24.9% is expected to be recognized within the following year, 19.8% is expected to be recognized within three to five years, with the final 6.1% expected to be recognized within six to ten years.

Note 16: Shareholders’ Equity
Pre-2019 Transaction
In March 2017, the Company formed the Management Incentive Plan under which certain employees of the Company may be eligible to purchase shares of the Company. In exchange for each share purchase subscription, the purchaser is entitled to a fully vested right to an ordinary share. Additionally, along with a subscription, employees receive a corresponding number of options to acquire additional ordinary shares subject to five years vesting. See Note 17 - Employment and Compensation Arrangements for additional detail related to the options. There were no share subscriptions received prior to or following the close of the 2019 Transaction for the three and six months ended June 30, 2021.
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
In June 2019, the Company formed the 2019 Incentive Award Plan under which employees of the Company may be eligible to purchase shares of the Company. See Note 17 - Employment and Compensation Arrangements for additional detail related to the 2019 Incentive Award Plan. In exchange for each share subscription purchased, the purchaser is entitled to a fully vested right to an ordinary share. At June 30, 2021 there were unlimited shares of ordinary stock authorized, and 641,419,578 shares issued and outstanding, with a par value of $0.00. The Company did not hold any shares as treasury shares as of June 30, 2021 or December 31, 2020. The Company’s ordinary stockholders are entitled to one vote per share.
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
CPA Global Acquisition Shares
In connection with the CPA Global acquisition, on October 1, 2020, the Company issued as part of the purchase consideration, 216,683,778 ordinary shares of the Company. In January 2021, the Company issued 1,500,000 ordinary shares to Redtop pursuant to a holdback clause within the purchase agreement. See Note 4 - Business Combinations for additional details.

MCPS

In June 2021, concurrently with the June 2021 Ordinary Share Offering (see Note 1 - Background and Nature of Operations), we completed an underwritten public offering of 14,375,000 of our 5.25% Series A MCPS (which included 1,875,000 of our MCPS that the underwriters purchased pursuant to their option to purchase additional shares). Based upon the agreement provisions and accounting guidance in ASC 480 - Distinguishing Liabilities from Equity and ASC 815-40 - Derivatives and Hedging, the Company concluded that the preferred stock should be classified as permanent equity within the Condensed Consolidated Balance Sheet.

Dividends on our convertible preferred shares are payable, as and if declared by our board of directors, at an annual rate of 5.25% of the liquidation preference of $100.00 per share. We may pay declared dividends on March 1, June 1, September 1 and December 1 of each year, commencing on September 1, 2021 and ending on, and including, June 1, 2024. Each of our convertible preferred shares has a liquidation preference of $100.00. See Note 22 - Commitments and Contingencies for further details.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
Each of our MCPS will automatically convert on the second business day immediately following the last trading day of the "Settlement Period" (the 30 consecutive Trading Day period commencing on, and including, the 31st Scheduled Trading Day immediately preceding June 1, 2024) into between 3.2052 and 3.8462 of our ordinary shares (respectively, the “Minimum Conversion Rate” and “Maximum Conversion Rate”), each subject to anti-dilution adjustments. The number of our ordinary shares issuable on conversion of the convertible preferred shares will be determined based on an Average VWAP per ordinary share over the Settlement Period. At any time prior to June 1, 2024, holders may elect to convert each convertible preferred share into ordinary shares at the Minimum Conversion Rate.

Holders of the Preferred Stock have the right to convert all or any portion of their shares at any time until the close of business on the mandatory conversion date. Early conversions that are not in connection with a “Make-Whole Fundamental Change” will be settled at the minimum conversion rate. If a Make-Whole Fundamental Change occurs, holders of the Preferred Stock will, in certain circumstances, be entitled to convert their shares at an increased conversion rate for a specified period of time and receive an amount to compensate them for certain unpaid accumulated dividends and any remaining future scheduled dividend payments.

The Preferred Stock will not be redeemable at our election before the mandatory conversion date. The holders of the Preferred Stock will not have any voting rights, with limited exceptions. In the event that Preferred Stock dividends have not been declared and paid in an aggregate amount corresponding to six or more dividend periods, whether or not consecutive, the holders of the Preferred Stock will have the right to elect two new directors until all accumulated and unpaid Preferred Stock dividends have been paid in full, at which time that right will terminate.

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
A maximum aggregate amount of 60,000,000 ordinary shares are reserved for issuance under the 2019 Incentive Award Plan. Equity awards under the 2019 Incentive Award Plan may be issued in the form of options to purchase shares of the Company which are exercisable upon the occurrence of conditions specified within individual award agreements. As of June 30, 2021 and December 31, 2020, 41,488,983 and 42,785,926, respectively, awards have not been granted. The 2020 figure includes PSU awards at grant. Refer to the PSU section below for specifications of payout of these awards deemed probable.
Total share-based compensation expense, inclusive of cash and non-cash expense, included in the Consolidated Statements of Operations amounted to $15,861 and $6,856 for the three months ended June 30, 2021 and 2020, respectively, and $26,521 and $24,325 for the six months ended June 30, 2021 and 2020, respectively. The total associated tax benefits recognized amounted to $4,435 and $2,791 for the three months ended June 30, 2021 and 2020, respectively, and $5,835 and $2,793 for the six months ended June 30, 2021 and 2020, respectively.
In the three months ended June 30, 2021 and 2020, the Company recognized additional Share-based compensation expense related to the modification of certain awards under the 2019 Incentive Award Plan. As of June 30, 2021 and December 31, 2020, there was no unrecognized compensation cost related to outstanding stock options.
Stock Options
The Company’s stock option activity is summarized below:

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

	Number of Options	Weighted Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at December 31, 2020	7,860,618	$12.95	6.2	$131,956
Granted	—	—	0	—
Expired	—	—	0	—
Forfeited	—	—	0	—
Exercised	(2,417,435)	12.02	0	(35,985)
Outstanding as of June 30, 2021	5,443,183	$13.37	6	$77,641
Vested and exercisable at June 30, 2021	5,443,183	$13.37	6	$77,641
The aggregate intrinsic value in the table above represents the difference between the Company’s most recent valuation and the exercise price of each in-the-money option on the last day of the period presented. 1,581,518 and 3,723,332 stock options were exercised in the three months ended June 30, 2021 and 2020, respectively, and 2,417,435 and 7,438,787 stock options were exercised during the six months ended June 30, 2021 and 2020, respectively. The total intrinsic value of stock options exercised was approximately $35,985 and $83,654 during the six months ended June 30, 2021 and 2020, respectively.
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
The contractual term of the option ranges from one year to ten years. Expected volatility is the average volatility over the expected terms of comparable public entities from the same industry. The risk-free interest rate is based on a treasury rate with a remaining term similar to the contractual term of the option. The Company is recently formed and at this time does not expect to distribute any dividends to the holders of the Company's common shares. The Company recognizes forfeitures as they occur.

Restricted Stock Units (“RSUs”)

RSUs typically vest from one year to three years and are generally subject to either cliff vesting or graded vesting. RSUs do not have non-forfeitable rights to dividends or dividend equivalents. The fair value of RSUs is typically based on the fair value of our ordinary shares on the date of grant. We amortize the value of these awards to expense over the vesting period on a graded-scale basis. The Company recognizes forfeitures as they occur.

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2020	1,810,546	$19.30
Granted	2,179,078	23.94
Vested	(462,282)	20.54
Forfeited	(223,595)	23.32
Outstanding as of June 30, 2021	3,303,747	$23.45
The total fair value of RSUs that vested during the three months ended June 30, 2021 and 2020 was $9,134 and $56, respectively, and $9,495 and $2,920 during the six months ended June 30, 2021 and 2020, respectively.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
Performance Stock Units (“PSUs”)
The Company began granting PSUs (the "Original PSUs") to certain members of management on April 1, 2020 under the 2019 Incentive Award Plan. The Original PSUs typically vest over three years and are subject to performance conditions with a modifier of relative TSR as compared to the S&P 500 for vesting. The fair value of the PSUs is based on the fair value of our ordinary shares on the date of grant and valued using a Monte Carlo simulation. In years one and two of the three year vesting period, it was not possible to predict the likelihood of achieving the target and therefore, the performance condition was deemed not probable as of June 30, 2021. Accordingly, no compensation expense was recognized for the three and six months ended June 30, 2021.
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
The Company made a one-time grant of additional PSUs to certain key employees, including its named executive officers on December 17, 2020 under the 2019 Incentive Award Plan. The PSUs are eligible to vest based upon Clarivate’s three-year total shareholder return (“TSR”) as compared to the TSR of the S&P 500 for the same period (the “TSR PSUs”). The TSR PSUs cover the period from January 1, 2020 to December 31, 2022 and have a payout range of 0% to 120% of target. The TSR PSU grants vest over three years and are subject to market conditions for vesting. The probability of achieving the market conditions are incorporated into the fair value of the award, and related expense is recognized over the vesting period. The fair value of the PSUs is based on the fair value of our ordinary shares on the date of grant and valued using a Monte Carlo simulation. Accordingly, the Company recognized $1,113 and $2,258 of compensation expense for the three and six months ended June 30, 2021. In the event that the Original PSUs vest, the TSR PSUs will be forfeited.

On March 1, 2021 and May 15, 2021 the Company granted 499,141 and 28,577 PSUs to key employees under the 2019 Incentive Award Plan. These PSUs are eligible to vest based on Clarivate's three-year total shareholder return ("TSR") as compared to the TSR of the S&P 500 for the same period as well as the Company's performance against forecasted results. These PSUs cover from January 1, 2021 through December 31, 2023 and have a payout range of 0% to 200%. These PSUs vest over three years and are subject to market conditions. The probability of achieving the market conditions are incorporated into the fair value of the award, and related expense is recognized over the vesting period. The fair value of the PSUs is based on the fair value of our ordinary shares on the date of grant and valued using a Monte Carlo simulation. Accordingly, the Company recognized $336 and $434 of compensation expense for the three and six months ended June 30, 2021.

	Number of Shares (1)	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2020	873,325	$25.84
Granted	527,718	23.80
Forfeited	(23,165)	22.74
Outstanding as of June 30, 2021	1,377,878	$25.11
(1) The PSUs number of shares are at grant amount and are not reflective of the maximum shares that may ultimately be issued, if any.
Warrants
In connection with the acquisition of Churchill Capital Corp consummated on May 13, 2019, the Company had warrants outstanding for certain individuals to purchase an aggregate of 52,800,000 ordinary shares with an exercise price of $11.50 per share, consisting of 34,500,000 public warrants and 18,300,000 Private Placement Warrants. As of December 31, 2020, no public warrants were outstanding. On January 21, 2021, one warrant holder exercised warrants for 212,174 ordinary shares through a cashless redemption in which 80,610 shares were withheld to cover the exercise price. The net impact of the redemption was an issuance of 131,564 shares. As of June 30, 2021, there were 17,813,826 ordinary shares outstanding for Private Placement Warrants.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

The following table summarizes the changes in Private Placement Warrant shares outstanding as of June 30, 2021 and June 30, 2020.

	Number of Shares	Weighted Average Fair Value per Share
Outstanding at December 31, 2019	18,300,000	$6.11
Exercise of Private Placement Warrants	—	—
Outstanding at June 30, 2020	18,300,000	$10.45

Outstanding at December 31, 2020	18,026,000	$17.35
Exercise of Private Placement Warrants	(212,174)	16.93
Outstanding at June 30, 2021	17,813,826	$15.66

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
On August 14, 2019, Clarivate (on its behalf and on behalf of its subsidiaries) agreed to waive the performance and time vesting conditions, described above, subject to the consummation of the secondary offering. These shares and warrants nevertheless remain subject to a lock-up for a period ranging from two years to three years following the closing of the Mergers. We used a third-party specialist to fair value the awards at the modification date using the Monte Carlo simulation approach. The assumptions included in the model include, but are not limited to, risk-free interest rate, 1.42%; expected volatility of the Company’s and the peer group’s stock prices, 20.00%; and dividend yield, 0.00%. A DLOM was applied to shares that are subject to remaining post vesting lock up restrictions. The DLOM was between 3% - 7% dependent on the length of the post vesting restriction period.

Note 18: Income Taxes
During the three months ended June 30, 2021 and 2020, the Company recognized an income tax provision of $10,868 on loss before income tax of $71,342 and a benefit of $5,385 on loss before income tax of $30,666, respectively. During the six months ended June 30, 2021 and 2020, the Company recognized an income tax provision of $14,437 on loss before income tax of $91,727 and $9,368 on loss before income tax of $145,546, respectively. The tax provision in each period three and six months ended June 30, 2021 and 2020, respectively, reflects the mix of taxing jurisdictions in which pre-tax profits and losses were recognized.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
Note 19: Earnings Per Share
Basic net earnings per common share from continuing operations (“EPS”) is calculated by taking Income (loss) available to ordinary stockholders divided by the weighted average number of common shares outstanding for the applicable period. Diluted net EPS is computed by taking net earnings divided by the weighted average number of common shares outstanding increased by the number of additional shares which have a dilutive effect. Due to the Company being in a loss position during three and six month period ended June 30, 2021, all potentially dilutive instruments were seen to be anti-dilutive and excluded from the dilutive calculation.

Potential ordinary shares of 27,890,846 and 35,797,137 of Private Placement Warrants, options, RSUs, and PSUs related to the 2019 Incentive Award Plan were excluded from diluted EPS for the three and six months ended June 30, 2021 and 2020, respectively, as the Company had a net loss and their inclusion would have been anti-dilutive or their performance metric was not met. See Note 16 - Shareholders’ Equity and Note 17 - Employment and Compensation Arrangements for additional information.
The potential dilutive effect of our MCPS outstanding during the period was calculated using the if-converted method assuming the conversion as of the earliest period reported or at the date of issuance, if later. The resulting common shares related to our MCPS are not included in the dilutive weighted-average common shares outstanding calculation for the three and six months ended June 30, 2021 as their effect would be anti-dilutive given the net loss incurred in the period.
The basic and diluted EPS computations for our ordinary stock are calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,
	2021	2020 (As Restated)
Basic/Diluted EPS
Loss available to ordinary stockholders	$(82,210)	$(25,281)

Basic and diluted weighted-average number of ordinary shares outstanding	617,419,742	375,877,260
Basic and diluted EPS	$(0.13)	$(0.07)

	Six Months Ended June 30,
	2021	2020 (As Restated)
Basic/Diluted EPS
Loss available to ordinary stockholders	$(106,164)	$(154,914)

Basic and diluted weighted-average number of ordinary shares outstanding	613,121,593	359,503,556
Basic and diluted EPS	$(0.17)	$(0.43)

Note 20: Other Operating Income (Expense), Net

Other operating income (expense), net, consisted of the following for the three and six months ended June 30, 2021 and 2020:

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

	Three Months Ended June 30,
	2021	2020
Net foreign exchange gain	$168	$8,032
Miscellaneous income, net	732	749
Other operating income	$900	$8,781

	Six Months Ended June 30,
	2021	2020
Net foreign exchange (loss) gain	$(15,813)	$13,895
Miscellaneous income, net	483	918
Other operating (expense) income, net	$(15,330)	$14,813

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
Each of the Company’s reportable segments, Science Group and Intellectual Property Group, recognizes revenue in accordance with the revenue recognition policy within Note 3 - Summary of Significant Accounting Policies in the Company's Form 10-K/A. Below is the overview of the product lines within each reportable segment.

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

The following table summarizes revenue by reportable segment for the periods indicated:

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

	Three Months Ended June 30,
	2021	2020
Science Segment	$202,271	$180,379
Intellectual Property Segment	243,374	93,121
Total Revenues	$445,645	$273,500

	Six Months Ended June 30,
	2021	2020
Science Segment	$393,559	$326,073
Intellectual Property Segment	480,516	188,019
Total Revenues	$874,075	$514,092
Adjusted EBITDA by segment

The following table presents segment profitability and a reconciliation to net income for the periods indicated:

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

	Three Months Ended June 30,
	2021	2020 (As Restated)
Science Segment Adjusted EBITDA	$100,754	$79,287
Intellectual Property Segment Adjusted EBITDA	88,232	20,832
Total Adjusted EBITDA	$188,986	$100,119
(Provision) benefit for income taxes	(10,868)	5,385
Depreciation and amortization	(130,176)	(56,145)
Interest, net	(38,569)	(21,122)
Deferred revenues adjustment	(1,369)	(3,432)
Transaction related costs	(13,189)	(8,527)
Share-based compensation expense	(15,861)	(6,856)
Restructuring and impairment	(41,700)	(15,846)
Mark to market adjustment on financial instruments	(21,021)	(23,790)
Other	1,557	4,933
Net income attributable to Clarivate	$(82,210)	$(25,281)

	Six Months Ended June 30,
	2021	2020 (As Restated)
Science Segment Adjusted EBITDA	$191,348	$143,241
Intellectual Property Segment Adjusted EBITDA	162,471	35,100
Total Adjusted EBITDA	$353,819	$178,341
Provision for income taxes	(14,437)	(9,368)
Depreciation and amortization	(261,830)	(107,586)
Interest, net	(75,962)	(52,062)
Deferred revenues adjustment	(4,393)	(5,314)
Transaction related costs	13,450	(35,216)
Share-based compensation expense	(26,521)	(24,325)
Restructuring and impairment	(106,367)	(23,600)
Mark to market adjustment on financial instruments	30,194	(79,422)
Other	(14,117)	3,638
Net income attributable to Clarivate	$(106,164)	$(154,914)

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

From time to time, we are involved in litigation in the ordinary course of our business, including claims or contingencies that may arise related to matters occurring prior to our acquisition of businesses. At the present time, primarily because the matters are generally in early stages, we can give no assurance as to the outcome of any pending litigation to which we are currently a party, and we are unable to determine the ultimate resolution of these matters or the effect they may have on us.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
Our best estimate of the Company's potential liability for the larger legal claims is $65,800, which includes estimated legal costs and accrued interest. The recorded probable loss is an estimate and the actual costs arising from our litigation could be materially lower or higher. We do not expect the outcome of such proceedings to have a material adverse effect on our results of operations or financial condition. We have and will continue to vigorously defend ourselves against these claims. We maintain appropriate insurance that we expect is likely to provide coverage for some of these liabilities or other losses that may arise from these litigation matters.

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
Contingent Liabilities
In conjunction with the acquisition of Publons, the Company agreed to pay former shareholders up to an additional $9,500 through 2020. Amounts payable were contingent upon Publons’ achievement of certain milestones and performance metrics. As a result of Publons achieving the first tier of milestones and performance metrics during 2020, the earn-out was settled at that time. As such, the Company had an outstanding liability of $0 related to the estimated fair value of this contingent consideration as of December 31, 2020.
In conjunction with the acquisition of Kopernio, the Company paid former shareholders $2,184 during the six months ended June 30, 2020, due to the achievement of certain milestones and performance metrics. As a result of the payment, no further obligations exist as of December 31, 2020.
In conjunction with the acquisition of TrademarkVision, the Company agreed to pay former shareholders a potential earn-out dependent upon achievement of certain milestones and financial performance metrics through 2020. Amounts payable were contingent upon TrademarkVision’s achievement of certain milestones and performance metrics. During the six months ended June 30, 2020, the Company paid $8,000 of the contingent purchase price to complete the earn-out. Due to the earn-out being settled during 2020, the outstanding liability as of December 31, 2020 was $0.
In conjunction with the acquisition of DRG, the Company agreed to pay up to 2,895,638 shares as contingent stock consideration, valued at $58,897 on the closing date of the acquisition. See Note 4 - Business Combinations for more information on the contingent stock consideration. Amounts payable were contingent upon any indemnity losses or claims to indemnity losses occurring within that one-year period. During March 2021, the Company issued 2,895,638 shares as per the purchase agreement for the acquisition of DRG for a total of $61,619 which was satisfied. The issuance of these shares represents a non-cash financing activity on the statement of cash flows.
In conjunction with the acquisition of CPA Global, the Company agreed to pay up to 1,500,000 shares as contingent stock consideration, valued at $46,485 on the closing date of the acquisition. See Note 4 - Business Combinations for more information on the contingent stock consideration. The amount was payable 110 days after the acquisition date and was contingent upon any indemnity losses or claims for indemnity losses as defined in the purchase agreement. During January 2021, the Company issued 1,500,000 shares as per the purchase agreement for the acquisition of CPA Global related to a hold-back clause for a total of $43,890 which was satisfied. The issuance of these shares represents a non-cash financing activity on the statement of cash flows.

ProQuest Acquisition Contingent Fees

Upon consummation of the acquisition of ProQuest, which we announced on May 17, 2021 (see Note 26 - Subsequent Events for additional information regarding the ProQuest acquisition), the Company agreed to pay 46,910,923 of our ordinary shares to the sellers to fund a portion of the estimated purchase price.

Additionally, certain payments are contingent upon the consummation of the ProQuest acquisition, including $27,500 associated with the discount on debt for the underwriter's fee, which once incurred, will be netted against the balance of funds received, as well as $83,250 of transaction-related fees.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
MCPS Dividends

As noted in Note 16 - Shareholders’ Equity, dividends on our convertible preferred shares will be payable on a cumulative basis when, as and if declared by our board of directors, or an authorized committee of our board of directors, at an annual rate of 5.25% of the liquidation preference of $100.00 per share. On July 15, 2021, the Board of Directors declared a dividend of $1.12 per share on Preferred Stock payable on September 1, 2021 to holders of record of the Preferred Stock.

Note 23: Related Party and Former Parent Transactions
The Company had an outstanding liability of $4 and $4 to Onex as of June 30, 2021 and December 31, 2020, respectively.
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
Two controlled affiliates of Baring are vendors of ours. Total expenses incurred for these vendors were $276 and $273 for the three months ended June 30, 2021 and 2020, respectively, and $468 and $332 for the six months ended June 30, 2021 and 2020, respectively. The Company had an outstanding liability of $198 and $237 as of June 30, 2021 and December 31, 2020, respectively.
A controlled affiliate of Onex is a customer of ours. The net revenue from this customer during the period was $221 and $468 for the three months ended June 30, 2021 and 2020, respectively, and $808 and $936 for the six months ended June 30, 2021 and 2020, respectively. The Company had no outstanding receivables as of June 30, 2021 and December 31, 2020.
Three controlled affiliates of Leonard Green & Partners, L.P. are customers of ours. The net revenue from these customers during the period was $32, $11,024 and $0 for the three months ended June 30, 2021 and $63, $20,645 and $70 for the six months ended June 30, 2021. The Company had an outstanding receivable of $32, $62,963 and $0 as of June 30, 2021 and $31, $54,656 and $264 as of December 31, 2020. These customers were not a related party for the three and six months ended June 30, 2020.
Three controlled affiliates of Leonard Green & Partners, L.P. ("LGP") are vendors of ours. Total expenses incurred for these vendors were $382, $7,902 and $1,981 for the three months ended June 30, 2021 and $628, $15,485 and $1,981 for the six months ended June 30, 2021. The Company had an outstanding liability of $0, $0 and $0 as of June 30, 2021 and $0, $0 and $1,995 as of December 31, 2020. These vendors were not a related party for the three and six months ended June 30, 2020.
One of our independent directors has an immediate family member who is a member of management within one of Clarivate’s customers. Total revenue from the Customer was $332 and $297 for the three months ended June 30, 2021 and 2020, respectively, and $499 and $319 for the six months ended June 30, 2021 and 2020, respectively. The Company had $2 and $100 outstanding receivables as of June 30, 2021 and December 31, 2020, respectively.
On May 15, 2021, Clarivate entered into an agreement with Capri Acquisition Topco Limited (“Capri”) and Solaro ExchangeCo Limited (“NewCo”), and for certain limited purposes, LGP. Capri and NewCo are controlled by LGP and held the Clarivate ordinary shares beneficially owned by LGP and certain other existing shareholders. Under the agreement, Capri contributed 177,206,779 of its Clarivate ordinary shares to NewCo. Clarivate then acquired NewCo in exchange for the issuance of the same number of Clarivate ordinary shares to Capri. This transaction did not involve any change in beneficial ownership of Clarivate’s ordinary shares and the issuance of the new ordinary shares to Capri were exempt from the registration requirements of the Securities Act under Section 4(a)(2) thereof. Pursuant to authority granted to Clarivate by shareholders at its 2021 Annual General Meeting, following its acquisition of Newco, Clarivate purchased the ordinary shares held by Newco for a nominal price and then canceled such shares. This was a non-cash financing transaction that had a net immaterial impact on the Condensed Consolidated Financial Statements.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
Note 24: Restructuring and Impairment
During 2020, we engaged a strategic consulting firm to assist us in optimizing our structure and cost base. As a result, we have implemented several cost-saving and margin improvement programs designed to generate substantial incremental cash flow including the Operation, Simplification and Optimization Program, the DRG Acquisition Integration Program, the CPA Global Acquisition Integration and Optimization Program, and most recently the One Clarivate Program. In connection with the CPA Global Acquisition restructuring program, a social plan was entered into in Belgium. Liabilities for non-retirement post-employment benefits that fall under ASC 712 are recognized when the severance liability was determined to be probable of being paid and reasonably estimable.
Operation Simplification and Optimization Program
During the fourth quarter of 2019, the Company approved restructuring actions designed to streamline our operations by simplifying our organization and focusing on two segments in planned phases. Restructuring charges included actions to reduce operational costs. Components of the pre-tax charges include $972 and $4,865 in severance costs and $234 and $7,657 in other costs incurred during the three months ended June 30, 2021 and 2020, respectively. Costs incurred during the six months ended June 30, 2021 and 2020 include $1,224 and $11,438 in severance costs and $411 and $8,838 in other costs. The Science and IP segments incurred $417 and $789 of the expense, respectively, during the three months ended June 30, 2021 and $574 and $1,061 during the six months ended June 30, 2021, respectively. The table below summarizes the activity related to the restructuring reserves across each of Clarivate's cost-saving's programs.
DRG Acquisition Integration Program
During the second quarter of 2020, the Company approved restructuring actions designed to eliminate duplicative costs following the acquisition of DRG in planned phases. Restructuring charges included actions to reduce operational costs. Components of the pre-tax charges include $235 and $3,312 in severance costs and $0 and $12 in other costs incurred during the three months ended June 30, 2021 and 2020, respectively. Costs incurred during the six months ended June 30, 2021 and 2020 include $427 and $3,312 in severance costs and $75 and $12 in other costs. The Science and IP segments incurred $81 and $154 of the expense, respectively, during the three months ended June 30, 2021 and $176 and $326 during the six months ended June 30, 2021, respectively. The table below summarizes the activity related to the restructuring reserves across each of Clarivate's cost-saving's programs.
CPA Global Acquisition Integration and Optimization Program
During the fourth quarter of 2020, the Company approved restructuring actions designed to eliminate duplicative costs following the acquisition of CPA Global and to streamline our operations simplifying our organization and reducing our leasing portfolio. Restructuring charges included actions to reduce operational costs. Components of the pre-tax charges include $13,982 and $0 in severance costs and $24,233 and $0 in other costs incurred during the three months ended June 30, 2021 and 2020, respectively. Costs incurred during the six months ended June 30, 2021 and 2020 include $32,546 and $0 in severance costs and $69,640 and $0 in other costs. The Science and IP segments incurred $13,416 and $24,799 of the expense, respectively, during the three months ended June 30, 2021 and $36,212 and $65,974 during the six months ended June 30, 2021. The table below summarizes the activity related to the restructuring reserves across each of Clarivate's cost-saving's programs.
One Clarivate Program
During the second quarter 2021, the Company approved restructuring actions to streamline operations within targeted areas of the Company. The program will result in a reduction in operational costs, with the primary cost savings driver being from a reduction in workforce. Components of the pre-tax charges include $2,044 and $0 in severance costs and $0 and $0 in other costs incurred during the three months ended June 30, 2021 and 2020, respectively. Costs incurred during the six months ended June 30, 2021 and 2020 include $2,044 and $0 in severance costs and $0 and $0 in other costs. The Science and IP segments incurred $707 and $1,337 of the expense, respectively, during the three and six months ended June 30, 2021. The table below summarizes the activity related to the restructuring reserves across each of Clarivate's cost-saving's programs.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

Restructuring Programs	Severance and Related Benefit Costs	Costs Associated with Exit and Disposal Costs (1)	Total
Reserve Balance as of December 31, 2019	$9,506	$—	$9,506
Expenses recorded	6,574	1,180	7,754
Payments made	(6,647)	—	(6,647)
Reserve Balance as of March 31, 2020	9,433	1,180	10,613
Expenses recorded	8,177	7,669	15,846
Payments made	(5,549)	(199)	(5,748)
Asset Impairment Charge	—	(4,908)	(4,908)
Reserve Balance as of June 30, 2020	$12,061	$3,742	$15,803

Reserve Balance as of December 31, 2020	$17,169	$4,475	$21,644
Expenses recorded	19,008	45,659	64,667
Payments made	(15,926)	(1,111)	(17,037)
Asset Impairment Charge	(1,409)	(40,806)	(42,215)
Reserve Balance as of March 31, 2021	$18,842	$8,217	$27,059
Expenses recorded	17,233	24,467	41,700
Payments made	(10,686)	(2,196)	(12,882)
Asset Impairment Charge	—	(20,584)	(20,584)
Reserve Balance as of June 30, 2021	$25,389	$9,904	$35,293
(1) Relates primary to lease exit costs and legal and advisory fees.
The following table is a summary of charges incurred related to the Company's restructuring programs for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,
	2021	2020
Severance and related benefit costs	$17,233	$8,177
Costs associated with exit and disposal activities (1)	1,791	2,761
Costs associated with lease exit costs including impairment (2)	22,676	4,908
Total restructuring and impairment	$41,700	$15,846

	Six Months Ended June 30,
	2021	2020
Severance and related benefit costs	$36,241	$14,750
Costs associated with exit and disposal activities (1)	2,233	3,942
Costs associated with lease exit costs including impairment (2)	67,893	4,908
Total restructuring and impairment	$106,367	$23,600
(1) Relates primarily to contract exit costs, legal and advisory fees.
(2) Relates primary to lease exit costs.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
Note 25: Restatement of Previously Issued Condensed Financial Statements

As disclosed in the Form 10-K/A filed with the Securities and Exchange Commission on May 10, 2021, subsequent to the original issuance of its Consolidated Financial Statements, the Company identified certain errors in its historical annual Consolidated Financial Statements, related to the accounting treatment of warrants. As such the restated audited Consolidated Financial Statements for the years ended December 31, 2020 and 2019, and the unaudited interim Condensed Consolidated Financial Statements for the quarterly periods within these years commencing with the second quarter of 2019, are defined as the “Restated Periods."

See Note 2 - Basis of Presentation, Note 26 - Quarterly Financial Data (Unaudited), and Note 28 - Restatement of Prior Period Financial Statements, to the Consolidated Financial Statements in the Amended Form 10-K for additional information related to the restatements.

In connection with the filing of this Quarterly Report on Form 10-Q, the Company has restated the accompanying interim Condensed Consolidated Financial Statements as of and for the quarter ended June 30, 2020 to correct for the impact of the misstatements. The applicable notes to the accompanying financial statements have also been corrected to reflect the impact of the restatement. Below, we have presented a reconciliation from the "As Originally Reported" to the "As Restated" amounts for each of our interim Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2020. The amounts "As Originally Reported" are from the "As Originally Reported" amounts as disclosed in Note 26 - Quarterly Financial Data (Unaudited) in the Amended Form 10-K.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

Interim Condensed Consolidated Statements of Operations (Unaudited)
	Three months ended June 30, 2020
	As Originally Reported	Reclassification (a)	Restatement Impacts	Restatement Reference	As Reclassified and Restated
Revenues, net	$273,500	$—	$—		$273,500
Operating expenses:
Cost of revenues	(90,859)	(1,520)	—		(92,379)
Selling, general and administrative costs	(88,482)	(15,183)	—		(103,665)
Share-based compensation expense	(6,856)	6,856			—
Depreciation	(2,904)	—	—		(2,904)
Amortization	(53,241)	—	—		(53,241)
Transaction expenses	(8,527)	8,527	—		—
Transition, integration and other related expenses	(1,320)	1,320	—		—
Restructuring and impairment	(15,846)	—	—		(15,846)
Other operating income, net	8,781	—	—		8,781
Total operating expenses	(259,254)	—	—		(259,254)
Income from operations	14,246	—	—		14,246
Mark to market on financial instruments	—	—	(23,790)	(b)	(23,790)
Income (Loss) before interest expense and income tax	14,246	—	(23,790)		(9,544)
Interest expense and amortization of debt discount, net	(21,122)	—	—		(21,122)
Loss before income tax	(6,876)	—	(23,790)	(b)	(30,666)
Provision for income taxes	5,385	—	—		5,385
Net loss	$(1,491)	$—	$(23,790)	(b)	$(25,281)

Per share:
Basic and diluted	$0.00		$(0.06)		$(0.07)

Weighted average shares used to compute earnings per share:
Basic and diluted	375,877,260		375,877,260		375,877,260

(a) Reclassifications - The reclassifications are needed to conform to the current financial statement line items on the Condensed Consolidated Statements of Operations.
(b) Mark to market adjustment on financial instruments - The correction of these misstatements resulted in an adjustment of $(23,790) that was recorded through the Statement of Operations, increasing the Net loss for the three months ended June 30, 2020.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

Interim Condensed Consolidated Statements of Operations (Unaudited)
	Six months ended June 30, 2020
	As Originally Reported	Reclassification (a)	Restatement Impacts	Restatement Reference	As Reclassified and Restated
Revenues, net	$514,092	$—	$—		$514,092
Operating expenses:
Cost of revenues	(173,258)	(1,802)	—		(175,060)
Selling, general and administrative costs	(175,430)	(61,291)	—		(236,721)
Share-based compensation expense	(24,325)	24,325	—		—
Depreciation	(5,233)	—	—		(5,233)
Amortization	(102,353)	—	—		(102,353)
Transaction expenses	(35,216)	35,216	—		—
Transition, integration and other related expenses	(3,552)	3,552	—		—
Restructuring and impairment	(23,600)	—	—		(23,600)
Other operating income, net	14,813	—	—		14,813
Total operating expenses	(528,154)	—	—		(528,154)
Loss from operations	(14,062)	—	—		(14,062)
Mark to market on financial instruments	—	—	(79,422)	(b)	(79,422)
Loss before interest expense and income tax	(14,062)	—	(79,422)		(93,484)
Interest expense and amortization of debt discount, net	(52,062)	—	—		(52,062)
Loss before income tax	(66,124)	—	(79,422)	(b)	(145,546)
Provision for income taxes	(9,368)	—	—		(9,368)
Net loss	$(75,492)	$—	$(79,422)	(b)	$(154,914)

Per share:
Basic and diluted	$(0.21)		$(0.22)		$(0.43)

Weighted average shares used to compute earnings per share:
Basic and diluted	359,503,556		359,503,556		359,503,556

(a) Reclassifications - The reclassifications are needed to conform to the current financial statement line items on the Condensed Consolidated Statements of Operations.
(b) Mark to market adjustment on financial instruments - The correction of these misstatements resulted in an adjustment of $(79,422) that was recorded through the Statement of Operations, increasing the Net loss for the six months ended June 30, 2020.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
Interim Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three months ended June 30, 2020
	As Originally Reported	Restatement Impacts	As Restated
Net loss	$(1,491)	(23,790)	$(25,281)
Other comprehensive income (loss), net of tax:
Interest rate swaps	(254)	—	(254)
Defined benefit pension plans, net of tax	25	—	25
Foreign currency translation adjustment	(2,051)	—	(2,051)
Total other comprehensive loss, net of tax	(2,280)	—	(2,280)
Comprehensive loss	$(3,771)	$(23,790)	$(27,561)

	Six months ended June 30, 2020
	As Originally Reported	Restatement Impacts	As Restated
Net loss	$(75,492)	$(79,422)	$(154,914)
Other comprehensive income (loss), net of tax:
Interest rate swaps	(3,144)	—	(3,144)
Defined benefit pension plans, net of tax	(42)	—	(42)
Foreign currency translation adjustment	(7,564)	—	(7,564)
Total other comprehensive loss, net of tax	(10,750)	—	(10,750)
Comprehensive loss	$(86,242)	$(79,422)	$(165,664)

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

Interim Condensed Consolidated Statement of Changes in Equity (Unaudited)

		Share Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Restatement Reference	Shares	Amount
Balance at December 31, 2019		306,874,115	$2,144,372	$(4,879)	$(890,894)	$1,248,599
Adjustment to opening Accumulated deficit related to adoption of ASC Topic 326		—	—	—	(9,319)	$(9,319)
Exercise of public warrants (As Restated)		28,880,098	277,526	—	—	$277,526
Exercise of stock options		3,715,455	1,182	—	—	$1,182
Vesting of restricted stock units		169,842	—	—	—	$—
Shares returned to the Company for net share settlements		(2,301,458)	(10,302)	—	—	$(10,302)
Issuance of ordinary shares, net		27,600,000	539,714	—	—	$539,714
Share-based award activity		—	16,384	—	—	$16,384
Net loss (As Restated)	(c)	—	—	—	$(129,633)	$(129,633)
Other comprehensive income (loss)		—	—	(8,470)	—	$(8,470)
Balance at March 31, 2020 (As Restated)	(c)	364,938,052	2,968,876	(13,349)	(1,029,846)	1,925,681
Exercise of stock options		3,723,332	—	—	—	—
Vesting of restricted stock units		2,528	—	—	—	—
Shares returned to the Company for net share settlements		(2,311,293)	(15,118)	—	—	(15,118)
Issuance of ordinary shares, net		20,982,500	304,030	—	—	304,030
Share-based award activity		—	4,322	—	—	4,322
Net loss (As Restated)	(c)	—	—	—	(25,281)	(25,281)
Other comprehensive income (loss)		—	—	(2,280)	—	(2,280)
Balance at June 30, 2020 (As Restated)	(c)	387,335,119	$3,262,110	$(15,629)	$(1,055,127)	$2,191,354
(c) The correction of these misstatements include the mark to market adjustment on financial instruments. The correction of these misstatements resulted in an adjustment of $(23,790) and $(79,422) for the three and six months ended June 30, 2020, respectively, that was recorded through the Statement of Operations, increasing the Net (loss).

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

Interim Condensed Consolidated Statement of Cash Flows (Unaudited)

	Six months ended June 30, 2020
	As Originally Reported	Restatement Impacts	As Restated
Cash Flows From Operating Activities
Net loss	$(75,492)	(79,422)	$(154,914)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	107,586	—	107,586
Bad debt expense	787	—	787
Gain on sale of line of business	(395)		(395)
Restructuring and impairment	4,771	—	4,771
Deferred income tax benefit	(6,641)	—	(6,641)
Share-based compensation	20,824	—	20,824
Mark to market adjustment on contingent and phantom shares (1)	5,763	—	5,763
Mark to market adjustment on financial instruments (As Restated)	—	79,422	79,422
Deferred finance charges	2,072	—	2,072
Other operating activities	(8,568)	—	(8,568)
Changes in operating assets and liabilities:
Accounts receivable	93,036	—	93,036
Prepaid expenses	(6,693)	—	(6,693)
Other assets	58,218	—	58,218
Accounts payable	(5,851)	—	(5,851)
Accrued expenses and other current liabilities (1)	(21,142)	—	(21,142)
Deferred revenues	(6,073)	—	(6,073)
Operating lease right of use assets	4,698	—	4,698
Operating lease liabilities	(5,439)	—	(5,439)
Other liabilities	(53,899)	—	(53,899)
Net cash provided by operating activities	107,562	—	107,562

Cash Flows From Investing Activities
Capital expenditures	(52,651)	—	(52,651)
Acquisitions, net of cash acquired	(885,323)	—	(885,323)
Acquisition of intangible assets	(5,982)	—	(5,982)
Proceeds from sale of product line, net of restricted cash	3,751	—	3,751
Net cash used in investing activities	(940,205)	—	(940,205)

Cash Flows From Financing Activities
Principal payments on term loan	(6,300)	—	(6,300)
Repayments of revolving credit facility	(65,000)	—	(65,000)
Payment of debt issuance costs	(5,267)	—	(5,267)
Contingent purchase price payment	(4,115)	—	(4,115)
Proceeds from issuance of debt	360,000	—	360,000
Proceeds from issuance of ordinary shares	843,766	—	843,766
Proceeds from warrant exercises	277,526	—	277,526

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

Proceeds from stock options exercised	1,182	—	1,182
Payments related to tax withholding for stock-based compensation	(25,538)	—	(25,538)
Net cash provided by (used in) financing activities	$1,376,254	—	1,376,254

Effects of exchange rates	(9,218)	—	(9,218)
Net increase in cash and cash equivalents, and restricted cash	534,393	—	534,393

Beginning of period:
Cash and cash equivalents	76,130	—	76,130
Restricted cash	9	—	9
Total cash and cash equivalents, and restricted cash, beginning of period	76,139	—	76,139
Cash and cash equivalents, and restricted cash, end of period	610,532	—	610,532

End of period:
Cash and cash equivalents	608,522	—	608,522
Restricted cash	2,010	—	2,010
Total cash and cash equivalents, and restricted cash, end of period	$610,532	$—	$610,532

Supplemental Cash Flow Information
Cash paid for interest	$42,187	$—	$42,187
Cash paid for income tax	$8,028	$—	$8,028
Capital expenditures included in accounts payable	$1,819	$—	$1,819
(1) "Accrued expenses and other current liabilities" of $(15,379) has been updated to $(21,142), which represents a change of $(5,763). This amount has been reclassified to "Mark to market adjustment on contingent and phantom shares" in order to conform to the current financial statement line items presented on the Interim Condensed Consolidated Statement of Cash Flows (Unaudited).

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
Note 26: Subsequent Events
On May 17, 2021, the Company announced it had entered into an agreement to acquire ProQuest, a leading global software, data and analytics provider to academic, research and national institutions, from Cambridge Information Group (“CIG”), Atairos and certain other equity holders (the “Seller Group”) for approximately $4,000,000 in cash and 46,910,923 Clarivate ordinary shares. Closing of the ProQuest transaction is subject to customary conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.
On July 28, 2021, Clarivate received a second request for documents and other information from the Federal Trade Commission (the “FTC”), which is reviewing the ProQuest acquisition pursuant to authority under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. In view of receiving the FTC’s second request, on July 28, 2021, Clarivate and the Seller Group entered into an amendment (the “Amendment”) to the Transaction Agreement extending the outside date for completion of the acquisition from November 8, 2021 to December 31, 2021. Although the Company hopes to be in a position to complete the proposed acquisition in the second half of 2021, the Company and the Seller Group each have the option to extend the new outside date to April 29, 2022.

If the ProQuest acquisition is not completed by November 8, 2021, Clarivate Science Holdings Corporation would be obligated to redeem all outstanding Senior Notes (2029) and Senior Secured Notes (2028) whether or not Clarivate expects the ProQuest acquisition to be completed within the timetable contemplated by the Amendment. Clarivate has obtained a $2,000,000 unsecured bridge facility to provide certainty of funds for completion of the ProQuest acquisition. The bridge facility has a variable contingent fee structure based on the length of time the commitment is outstanding. The facility matures within 1 year of the funding.

Management has evaluated the impact of events that have occurred subsequent to June 30, 2021. Based on this evaluation, other than disclosed within these Condensed Consolidated Financial Statements and related notes, the Company has determined no other events were required to be recognized or disclosed.

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
Restatement of Previously Issued Consolidated Financial Statements
As disclosed in our Amended Form 10-K, we have restated our previously issued consolidated financial statements contained in the Original Form 10-K. In addition, we have restated certain previously reported financial information at December 31, 2020 and for the three and six months period ended June 30, 2020 in this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including but not limited to information within the Results of Operations, Non-GAAP Financial Measures and Liquidity and Capital Resource sections.

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

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
The aggregate consideration paid in connection with the closing of the DRG acquisition was $964,997, composed of $900,000 of base cash plus $6,100 of adjusted closing cash paid on the closing date and 2,895,638 of the Company's ordinary shares issued to PEL in March 2021. The contingent stock consideration was valued at $58,897 on the closing date and was revalued at each period end until its issuance date and was included in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.
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
In conjunction with the closing of the transaction, the Company incurred an incremental $1,600,000 of term loans under our term loan facility and used the net proceeds from such borrowings, together with cash on hand, to fund the transaction. As a result of the additional term loan and the additional term loan associated with the DRG acquisition, we had $2,833,100 outstanding on our term loan facility at June 30, 2021.

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

Dispositions
Disposition of Techstreet

On November 6, 2020, the Company completed the sale of certain assets and liabilities of certain non-core assets and liabilities within the IP segment for a total purchase price of $42,832. A gain of $28,140 was recognized in the Consolidated Statements of Operations within Other operating (expense) income, net during the four quarter of 2020.

Public Ordinary and Mandatory Convertible Preferred Share Offerings

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
June 2021 Ordinary Share Offering
In June 2021, we completed an underwritten public offering of 44,230,768 of our ordinary shares at a share price of $26.00, of which 28,846,154 ordinary shares were issued and sold by Clarivate and 15,384,614 were sold by selling shareholders (which included 5,769,230 ordinary shares that the underwriters purchased pursuant to their option to purchase additional shares). The ordinary shares sold by selling shareholders included 10,562,882 ordinary shares from Onex, 4,107,787 ordinary shares from Baring and 713,945 ordinary shares from Directors, Executive Officers and other shareholders.
The Company received approximately $728,768 in net proceeds from the sale of ordinary shares offered by the Company, after deducting underwriting discounts and estimated offering expenses payable. We intend to use the net proceeds to finance a portion of the purchase price for the ProQuest acquisition, if consummated, which we announced on May 17, 2021. If the ProQuest acquisition is not consummated, Clarivate intends to use the net proceeds received by it from the Offerings for general corporate purposes. The Company did not receive any proceeds from the secondary ordinary shares sold by the selling shareholders.
June 2021 Mandatory Convertible Preferred Share Offering ("MCPS")
In June 2021, concurrently with the June 2021 Ordinary Share Offering, we completed an underwritten public offering of 14,375,000 of our 5.25% Series A Mandatory Convertible Preferred Shares (which included 1,875,000 of our MCPS that the underwriters purchased pursuant to their option to purchase additional shares).

The Company received approximately $1,393,222 in net proceeds from the sale of our MCPS offered by the Company, after deducting underwriting discounts and estimated offering expenses payable. We intend to use the net proceeds to finance a portion of the purchase price for the ProQuest acquisition, if consummated, which we announced on May 17, 2021. If the ProQuest acquisition is not consummated, Clarivate intends to use the net proceeds received by it from the Offerings for general corporate purposes.

Dividends on the MCPS will be payable on a cumulative basis when declared by Clarivate’s board of directors, at an annual rate of 5.25% of the liquidation preference of $100.00 per share. Clarivate may pay declared dividends in cash or, subject to certain limitations, in Clarivate ordinary shares, or in any combination of cash and ordinary shares, on March 15, June 15, September 15 and December 15 of each year, commencing on September 15, 2021 and ending on June 1, 2024.

Private Placement Notes Offering - June 2021 Senior Secured Notes and Senior Notes Offering
In June 2021, we issued a private placement offering of $1,000,000 in aggregate principal amount of Senior Secured Notes due June 30, 2028 (the "Secured Notes") and $1,000,000 in aggregate principle amount of Senior Notes due June 30, 2029 (the "Unsecured Notes" and, together with the Secured Notes, the "Notes") bearing interest at a rate of 3.875% and 4.875% per annum, respectively. The interest is payable semi-annually to holders of record on June 30 and December 30 of each year, commencing on December 30, 2021.The Notes due 2028 and 2029 were issued by Clarivate Science Holdings Corporation (the "Issuer"), an indirect wholly-owned subsidiary of Clarivate.
We intend to use the net proceeds to finance a portion of the purchase price for the ProQuest acquisition, which we announced on May 17, 2021, and to pay related fees and expenses. Concurrently with the closing of this offering, the Issuer deposited the gross proceeds into segregated escrow accounts. If the escrow conditions (which include conditions relating to the consummation of the ProQuest acquisition) are not satisfied on or prior to November 8, 2021, or if it is otherwise determined that any of the applicable escrow release conditions will not be satisfied, the Notes will be redeemed at a price equal to 100% of the initial issue price of the Notes, plus accrued and unpaid interest, if any, from June 24, 2021 (the "Issue Date" of the Notes), up to, but excluding, the date of such special mandatory redemption. Prior to closing of the ProQuest acquisition, the Notes are not guaranteed, but have been secured by a first-priority security interest in the escrow accounts.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
Upon consummation of the ProQuest acquisition, the Notes will be guaranteed on a joint and several basis by each of Clarivate’s indirect subsidiaries that is an obligor or guarantor under Clarivate’s existing credit facilities and senior secured notes due 2026. The Secured Notes are secured on a first-lien pari passu basis with borrowings under the existing credit facilities and senior secured notes, and the Unsecured Notes are the Issuer’s and such guarantors’ unsecured obligations.

Restructuring
During 2020 and 2019, we engaged a strategic consulting firm to assist us in optimizing our structure and cost base. As a result, we have implemented several cost-saving and margin improvement programs designed to generate substantial incremental cash flow including the Operation Simplification and Optimization Program, the DRG Acquisition Integration Program and the CPA Global Acquisition Integration and Optimization Program. During 2021, we approved the One Clarivate restructuring plan, which streamlines operations within targeted areas of the Company. The program will result in a reduction in operational costs, with the primary driver of the cost saving being from a reduction in workforce.

Operation Simplification and Optimization Program

During the fourth quarter of 2019, the Company approved restructuring actions designed to streamline our operations by simplifying our organization and focusing on two segments in planned phases. Approximately $43,952 costs have been incurred to date under the program which was substantially complete as of June 30, 2021.

During the three months ended June 30, 2021 and 2020, the Company recorded pre-tax charges of $1,206 and $12,522 recognized within Restructuring and impairment in the Consolidated Statements of Operations. These charges were composed of $972 and $8,177 of severance and related benefit costs, $0 and $2,761 of contract exit costs and legal and advisory fees, and $234 and $4,908 of lease impairment and location exit costs. During the six months ended June 30, 2021 and 2020, the Company recorded pre-tax charges of $1,635 and $20,276 recognized within Restructuring and impairment in the Consolidated Statements of Operations. These charges were composed of $1,224 and $11,438 of severance and related benefit costs, $49 and $3,930 of contract exit costs and legal and advisory fees, and $362 and 4,908 of lease impairment and location exit costs.

DRG Acquisition Integration Program

During the second quarter of 2020, the Company approved restructuring actions designed to eliminate duplicative costs in planned phases following the acquisition of DRG. Approximately $7,099 of costs have been incurred to date under the program which was substantially complete as of June 30, 2021.

During the three months ended June 30, 2021 and 2020, the Company recorded pre-tax charges of $235 and $3,324 recognized within Restructuring and impairment in the Consolidated Statements of Operations. These charges were composed of $235 and $3,312 of severance and related benefit costs and $0 and $12 of contract exit costs and legal and advisory fees. During the six months ended June 30, 2021 and 2020, the Company recorded pre-tax charges of $502 and $3,324 recognized within Restructuring and impairment in the Consolidated Statements of Operations. These charges were composed of $427 and $3,312 of severance and related benefit costs, $0 and $12 of contract exit costs and legal and advisory fees, and $75 and $0 of lease impairment and location exit costs.

CPA Global Acquisition Integration and Optimization Program

During the fourth quarter of 2020, the Company approved restructuring actions designed to eliminate duplicative costs following the acquisition of CPA Global and to streamline our operations simplifying our organization and reducing our leasing portfolio. As a result of these actions, the company expects to record total pre-tax restructuring charges of approximately $124,414 for all phases of the program. Approximately $116,434 of costs have been incurred to date under the program and $7,980 are expected to be incurred in a future period. This estimate includes approximately $3,715 for severance related charges, approximately $4,265 of estimated maximum lease exit costs.

During the three months ended June 30, 2021, and 2020, the Company recorded pre-tax charges of $38,215 and $0 recognized within Restructuring and impairment in the Consolidated Statements of Operations. These charges were composed of $13,982 and $0 of severance and related benefit costs, $1,790 and $0 of contract exit costs and legal and advisory fees, and $22,443 and $0 of lease impairment and location exit costs. During the six months ended June 30, 2021, and 2020, the Company recorded pre-tax charges of $102,186 and $0 recognized within Restructuring and impairment in the

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
Consolidated Statements of Operations. These charges were composed of $32,546 and $0 of severance and related benefit costs, $2,183 and $0 of contract exit costs and legal and advisory fees, and $67,457 and $0 of lease impairment and location exit costs.

One Clarivate Program

During the second quarter of 2021, the Company approved restructuring actions to streamline operations within targeted areas of the Company. The program will result in a reduction in operational costs, with the primary driver of the cost saving being from a reduction in workforce. As a result of these actions, the company expects to record total pre-tax restructuring charges of approximately $5,000 for all approved phases of the program. Approximately $2,044 of costs have been incurred to date under the program and $2,956 are expected to be incurred in a future period, all related to severance charges.
During the three and six months ended June 30, 2021, and 2020, the Company recorded pre-tax charges of $2,044 and $0 recognized within Restructuring and impairment in the Consolidated Statements of Operations. These charges were composed of $2,044 and $0 of severance and related benefit costs during the three and six months ended June 30, 2021, and 2020, respectively.

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

Adjusted EBITDA and Adjusted EBITDA margin
Adjusted EBITDA is presented because it is a basis upon which our management assesses our performance, and we believe it is useful for investors to understand the underlying trends of our operations. See Certain Non-GAAP Measures - Adjusted EBITDA and Adjusted EBITDA margin for important information on the limitations of Adjusted EBITDA and its reconciliation to our Net loss under U.S. GAAP. Adjusted EBITDA represents net loss before provision for income taxes, depreciation and amortization, interest income and expense adjusted to exclude acquisition or disposal-related transaction costs (such costs include net income from continuing operations before provision for income taxes, depreciation and amortization and interest income and expense from divestitures), stock-based compensation, unrealized foreign currency gains/(losses), costs associated with the transition services agreement with Thomson Reuters, which we entered into in connection with our separation from Thomson Reuters in 2016, separation and integration costs, transformational and restructuring expenses, acquisition-related adjustments to deferred revenues, costs related to our merger with Churchill Capital Corp in 2019, non-operating income or expense, the impact of certain non-cash, mark to market adjustments on financial instruments and other items that are included in net income for the period that the Company does not consider indicative of its ongoing operating performance and certain unusual items impacting results in a particular period. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by Adjusted Revenues.
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
We monitor ACV because it represents a leading indicator of the potential subscription revenues that may be generated from our existing customer base over the upcoming 12-month period. Measurement of subscription revenues as a key operating metric is particularly relevant because a majority of our revenues are generated through subscription-based and re-occurring revenues, which accounted for 79.9% and 78.2% of our total revenues for the three months ended June 30, 2021 and 2020 and 80.2% and 78.9% for the six months ended June 30, 2021, and 2020, respectively. We calculate and monitor ACV for each of our segments, and use the metric as part of our evaluation of our business and trends.
The amount of actual subscription revenues that we earn over any 12-month period are likely to differ from ACV at the beginning of that period, sometimes significantly. This may occur for numerous reasons, including subsequent changes in annual revenue renewal rates, impact of price increases (or decreases), cancellations, upgrades and downgrades, and acquisitions and divestitures.
We calculate the ACV on a constant currency basis to exclude the effect of foreign currency fluctuations.
The following table presents ACV as of the dates indicated:

	June 30,		Change
(dollars in thousands)	2021	2020	2021 vs. 2020
Annualized Contract Value	$924,366	$852,837	$71,529	8.4%
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
The impact of upgrades, new subscriptions and product price increases is reflected in ACV, but not in annual revenue renewal rates. Our annual revenue renewal rates were 90.8% and 92.6% for the six months ended June 30, 2021 and 2020, respectively.

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

Subscription-based revenues are recurring revenues that are earned under annual, multi-year, or evergreen contracts, pursuant to which we license the right to use our products to our customers or provide professional services. Revenues from the sale of subscription data and analytics solutions are typically invoiced annually in advance and recognized ratably over the year as revenues are earned. Subscription revenues are driven by annual revenue renewal rates, new subscription business, price increases on existing subscription business and subscription upgrades and downgrades from recurring customers. Substantially all of our historical deferred revenues purchase accounting adjustments are related to subscription revenues.

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

Re-occurring revenues are earned under contracts for specific deliverables that are typically quoted on a product, data set, or project basis and often derived from repeat customers purchasing cyclical products. These contracts include either evergreen clauses, in which at least six month advance notice is required prior to cancellation, or the contract is for multiple years. Due to the cyclical nature of the Company’s re-occurring products, and there typically being upfront setup time with the customer, the re-occurring revenue stream benefits from an established customer base, with minimal customer attrition. A primary driver of the re-occurring revenue stream is the ‘renewal’ business obtained from the CPA global acquisition. Revenue from this revenue stream is typically recognized upon delivery.

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
Restructuring and Impairment
Restructuring and impairment expense includes costs associated with involuntary termination benefits provided to employees under the terms of a one-time benefit arrangement, ongoing benefit arrangements, certain contract termination costs, other costs associated with an exit or disposal activity and impairment charges associated with right of use assets in which the Company has ceased the use of during the period.
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
Interest Expense and Amortization of Debt Discount, Net
Interest expense, net consists of expense related to interest on our borrowings under our term loan facility and our secured notes due 2026, senior unsecured notes due in 2029 and senior secured notes due in 2028, the amortization and write off of debt issuance costs and original discount, and interest related to certain derivative instruments.
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

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
Results of Operations
The following table presents the results of operations for the three months ended June 30, 2021, and 2020:

	Three months ended June 30,		Change 2021 vs. 2020
(in thousands, except percentages)	2021	2020 (As Restated)	$	%
Revenues, net	$445,645	$273,500	$172,145	62.9%
Operating expenses:
Cost of revenues	(136,607)	(92,379)	44,228	47.9%
Selling, general and administrative costs	(149,814)	(103,665)	46,149	44.5%
Depreciation	(3,253)	(2,904)	349	12.0%
Amortization	(126,923)	(53,241)	73,682	138.4%
Restructuring and impairment	(41,700)	(15,846)	25,854	163.2%
Other operating income, net	900	8,781	(7,881)	(89.8)%
Total operating expenses	(457,397)	(259,254)	198,143	76.4%
(Loss) income from operations	(11,752)	14,246	25,998	182.5%
Mark to market adjustment on financial instruments	(21,021)	(23,790)	(2,769)	(11.6)%
Loss before interest expense and income tax	(32,773)	(9,544)	23,229	243.4%
Interest expense and amortization of debt discount, net	(38,569)	(21,122)	17,447	82.6%
Loss before income tax	(71,342)	(30,666)	40,676	132.6%
(Provision) benefit for income taxes	(10,868)	5,385	16,253	301.8%
Net loss	$(82,210)	$(25,281)	$56,929	225.2%
The following table presents the results of operations for the six months ended June 30, 2021, and 2020:

	Six Months Ended June 30,		Change 2021 vs. 2020
(in thousands, except percentages)	2021	2020 (As Restated)	$	%
Revenues, net	$874,075	$514,092	$359,983	70.0%
Operating expenses:
Cost of revenues	(275,348)	(175,060)	100,288	57.3%
Selling, general and administrative costs	(261,159)	(236,721)	24,438	10.3%
Depreciation	(6,586)	(5,233)	1,353	25.9%
Amortization	(255,244)	(102,353)	152,891	149.4%
Restructuring and impairment	(106,367)	(23,600)	82,767	350.7%
Other operating (expense) income, net	(15,330)	14,813	(30,143)	(203.5)%
Total operating expenses	(920,034)	(528,154)	391,880	74.2%
Loss from operations	(45,959)	(14,062)	31,897	226.8%
Mark to market adjustment on financial instruments	30,194	(79,422)	(109,616)	(138.0)%
Loss before interest expense and income tax	(15,765)	(93,484)	(77,719)	(83.1)%
Interest expense and amortization of debt discount, net	(75,962)	(52,062)	23,900	45.9%
Loss before income tax	(91,727)	(145,546)	(53,819)	(37.0)%
Provision for income taxes	(14,437)	(9,368)	5,069	54.1%
Net loss	$(106,164)	$(154,914)	$(48,750)	(31.5)%

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
Revenues, net
Total Revenue
Revenues, net of $445,645 for the three months ended June 30, 2021, increased by $172,145, or 62.9%, from $273,500 for the three months ended June 30, 2020. On a constant currency basis, Revenues, net increased by $160,125, or 58.5% for the three months ended June 30, 2021. Revenues, net of $874,075 for the six months ended June 30, 2021, increased by $359,983, or 70.0%, from $514,092 for the six months ended June 30, 2020. On a constant currency basis, Revenues, net increased by $340,054, or 66.1% for the six months ended June 30, 2021.
Adjusted Revenues of $447,014, which excludes the impact of the deferred revenues adjustment as a result of purchase accounting, in the three months ended June 30, 2021 increased by $170,082, or 61.4%, from $276,932 for the three months ended June 30, 2020. On a constant currency basis, Adjusted Revenues increased by $158,062, or 57.1% for the three months ended June 30, 2021. Adjusted Revenues of $878,468, for the six months ended June 30, 2021 increased by $359,062, or 69.1%, from $519,406 for the six months ended June 30, 2020. On a constant currency basis, Adjusted Revenues increased by $339,133, or 65.3% for the six months ended June 30, 2021. For an explanation of our calculation of Adjusted Revenues and the limitations as to its usefulness, see Certain Non-GAAP Measures - Adjusted Revenues.

Revenue by Transaction Type

The following tables present the amounts of our subscription, transactional and re-occurring revenues for the periods indicated, as well the drivers of the variances between periods, including as a percentage of such revenues.

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
	Three months ended June 30,		Total Variance (Dollars)	Total Variance (Percentage)	Acquisitions	Disposals	FX Impact	Organic
(in thousands, except percentages)	2021	2020
Subscription revenues	$243,562	$216,569	$26,993	12.5%	10.8%	(4.3)%	4.6%	1.4%
Re-occurring revenues	113,683	—	113,683	100.0%	100.0%	—%	—%	—%
Transactional revenues	89,769	60,363	29,406	48.7%	37.2%	(7.7)%	3.4%	15.8%
Deferred revenues adjustment (1)	(1,369)	(3,432)	2,063	60.1%	(39.2)%	—%	—%	99.4%
Revenues, net	$445,645	$273,500	$172,145	62.9%	57.8%	(5.1)%	4.4%	5.8%
Deferred revenues adjustment (1)	1,369	3,432	(2,063)	(60.1)%	39.2%	—%	—%	(99.4)%
Adjusted revenues, net	$447,014	$276,932	$170,082	61.4%	57.6%	(5.0)%	4.3%	4.5%
(1)Reflects the deferred revenues adjustment made as a result of purchase accounting
Subscription revenues of $243,562 for the three months ended June 30, 2021, increased by $26,993, or 12.5% from $216,569 for the three months ended June 30, 2020. On a constant currency basis, subscription revenues increased by $17,034, or 7.9%. Acquisitive subscription growth was primarily generated from the CPA Global Transaction. Disposal subscription revenues reduction was derived from the Techstreet Transaction. Organic subscription revenues increased 1.4% on a constant currency basis, due to the normalization of timing benefits realized in the first quarter of 2021 (organic subscription revenues increased 6.1% in the first quarter of 2021), as well as more disciplined operating procedures. For the first six months ended June 30, 2021, organic subscription revenues increased 3.6% at constant currency, compared to the prior year period.

Re-occurring revenues of $113,683 for the three months ended June 30, 2021, increased by $113,683, or 100.0% from the three months ended June 30, 2020 due to acquisitive growth generated from the CPA Global Transaction.
Transactional revenues of $89,769 for the three months ended June 30, 2021, increased by $29,406, or 48.7% from $60,363 for the three months ended June 30, 2020. On a constant currency basis, transactional revenues increased by $27,345, or 45.3%. Acquisitive transactional growth was primarily generated from the CPA Global Transaction. Disposal transactional reduction was derived from the Techstreet Transaction. Organic transactional revenues increased due to an increase in trademark search volumes, stronger back file and custom data sales and strength in our professional services business lines.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
	Six Months Ended June 30,		Total Variance (Dollars)	Total Variance (Percentage)	Acquisitions	Disposals	FX Impact	Organic
(in thousands, except percentages)	2021	2020
Subscription revenues	$478,654	$409,804	$68,850	16.8%	13.5%	(4.3)%	4.0%	3.6%
Re-occurring revenues	225,868	—	225,868	100.0%	100.0%	—%	—%	—%
Transactional revenues	173,946	109,602	64,344	58.7%	52.1%	(9.7)%	3.1%	13.3%
Deferred revenues adjustment (1)	(4,393)	(5,314)	921	17.3%	(81.8)%	—%	—%	99.2%
Revenues, net	$874,075	$514,092	$359,983	70.0%	64.9%	(5.5)%	3.9%	6.8%
Deferred revenues adjustment (1)	4,393	5,314	(921)	(17.3)%	(81.8)%	—%	—%	(99.2)%
Adjusted revenues, net	$878,468	$519,406	$359,062	69.1%	65.1%	(5.5)%	3.8%	5.7%
(1)Reflects the deferred revenues adjustment made as a result of purchase accounting
Subscription revenues of $478,654 for the six months ended June 30, 2021, increased by $68,850, or 16.8% from $409,804 for the six months ended June 30, 2020. On a constant currency basis, subscription revenues increased by $52,291, or 12.8%. Acquisitive subscription growth was primarily generated from the CPA Global Transaction and the DRG Transaction. Disposal subscription revenues reduction was derived from the Techstreet Transaction. Organic subscription revenues increased primarily due to price increases, the benefit of net installations in prior year and the timing benefits due to more disciplined operating procedures.

Re-occurring revenues of $225,868 for the six months ended June 30, 2021, increased by $225,868, or 100.0% from the six months ended June 30, 2020 due to acquisitive growth generated from the CPA Global Transaction.
Transactional revenues of $173,946 for the six months ended June 30, 2021, increased by $64,344, or 58.7% from $109,602 for the six months ended June 30, 2020. On a constant currency basis, transactional revenues increased by $60,974, or 55.6%. Acquisitive transactional growth was primarily generated from the DRG Transaction and CPA Global Transaction. Disposal transactional reduction was derived from the Techstreet Transaction. Organic transactional revenues increased due to an increase in trademark search volumes, stronger back file and custom data sales and strength in our professional services business lines.

Revenue by Geography
The below tables present our revenues split by geographic region, separating the impacts of the deferred revenues adjustment:

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
	Three months ended June 30,		Total Variance (Dollars)	Total Variance (Percentage)	Acquisitions	Disposals	FX Impact	Organic
(in thousands, except percentages)	2021	2020
Americas	$221,387	$142,586	$78,801	55.3%	53.2%	(7.2)%	0.7%	8.6%
Europe/Middle East/Africa	133,461	73,850	59,611	80.7%	73.5%	(2.8)%	9.6%	0.4%
Asia Pacific	92,166	60,496	31,670	52.4%	48.3%	(2.7)%	6.6%	0.2%
Deferred revenues adjustment (1)	(1,369)	(3,432)	2,063	60.1%	(39.2)%	—%	—%	99.4%
Revenues, net	$445,645	$273,500	$172,145	62.9%	57.8%	(5.1)%	4.4%	5.8%
Deferred revenues adjustment (1)	1,369	3,432	(2,063)	(60.1)%	39.2%	—%	—%	(99.4)%
Adjusted revenues, net	$447,014	$276,932	$170,082	61.4%	57.6%	(5.0)%	4.3%	4.5%
(1)Reflects the deferred revenues adjustment made as a result of purchase accounting

Acquisitive growth for all regions was primarily related to the CPA Global Transaction. Disposal reduction for all regions was derived from the Techstreet Transaction. On a constant currency basis, Americas revenues increased by $77,848, or 54.6%, with organic growth due to improved subscription and transactional revenues. Transactional revenue increased primarily due to trademark search volumes, stronger back file and custom data sales and strength in our professional

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
services business lines. On a constant currency basis, Europe/Middle East/Africa revenues increased by $52,516, or 71.1%, primarily due to acquisitive growth and improved transactional revenues. Subscription revenue was impacted by normalization of timing benefits realized in the first quarter of 2021. On a constant currency basis, Asia Pacific revenues increased by $27,698, or 45.8%, primarily due to acquisitive growth.

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
	Six Months Ended June 30,		Total Variance (Dollars)	Total Variance (Percentage)	Acquisitions	Disposals	FX Impact	Organic
(in thousands, except percentages)	2021	2020
Americas	$424,620	$259,578	$165,042	63.6%	63.3%	(8.2)%	0.6%	7.9%
Europe/Middle East/Africa	265,546	140,645	124,901	88.8%	80.0%	(3.0)%	8.4%	3.4%
Asia Pacific	188,302	119,183	69,119	58.0%	51.5%	(2.6)%	5.6%	3.4%
Deferred revenues adjustment (1)	(4,393)	(5,314)	921	17.3%	(81.8)%	—%	—%	99.2%
Revenues, net	$874,075	$514,092	$359,983	70.0%	64.9%	(5.5)%	3.9%	6.8%
Deferred revenues adjustment (1)	4,393	5,314	(921)	(17.3)%	81.8%	—%	—%	(99.2)%
Adjusted revenues, net	$878,468	$519,406	$359,062	69.1%	65.1%	(5.5)%	3.8%	5.7%
(1)Reflects the deferred revenues adjustment made as a result of purchase accounting

Acquisitive growth for all regions was primarily related to the DRG Transaction and CPA Global Transaction. Disposal reduction for all regions was derived from the Techstreet Transaction. On a constant currency basis, Americas revenues increased by $163,583, or 63.0%, with organic growth due to improved subscription and transactional revenues. Transactional revenue increased primarily due to custom data sales and new product release. On a constant currency basis, Europe/Middle East/Africa revenues increased by $113,145, or 80.4%, primarily due to acquisitive growth and improved subscription revenues and transactional revenues. Subscription revenue growth reflects the benefit of net installations in prior year and the timing benefits due to more disciplined operating procedures. On a constant currency basis, Asia Pacific revenues increased by $62,405, or 52.4%, primarily due to acquisitive growth and improved subscription and transactional revenues.

Revenue by Segment

The following tables, and the discussions that follow, present our revenues by segment for the periods indicated.

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
	Three months ended June 30,		Total Variance (Dollars)	Total Variance (Percentage)	Acquisitions	Disposals	FX Impact	Organic
(in thousands, except percentages)	2021	2020
Science Segment	$202,281	$183,671	$18,610	10.1%	—%	—%	4.9%	5.2%
IP Segment	244,733	93,261	151,472	162.4%	170.9%	(14.9)%	3.2%	3.2%
Deferred revenues adjustment(1)	(1,369)	(3,432)	2,063	60.1%	(39.2)%	—%	—%	99.4%
Revenues, net	$445,645	$273,500	$172,145	62.9%	57.8%	(5.1)%	4.4%	5.8%
Deferred revenues adjustment (1)	1,369	3,432	(2,063)	(60.1)%	39.2%	—%	—%	(99.4)%
Adjusted revenues, net	$447,014	$276,932	$170,082	61.4%	57.6%	(5.0)%	4.3%	4.5%
(1)Reflects the deferred revenues adjustment made as a result of purchase accounting

Science Segment: Revenues of $202,281 for the three months ended June 30, 2021 increased by $18,610, or 10.1%, from $183,671 for the three months ended June 30, 2020. On a constant currency basis, revenues increased by $9,570, or 5.2%, primarily due to organic transactional revenue growth due to stronger back file and custom data sales and strength in professional services business lines. Organic subscription revenues growth reflected the normalization of timing benefits realized in the first quarter of 2021 due to more disciplined operating procedures.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
Intellectual Property Segment: Revenues of $244,733 for the three months ended June 30, 2021, increased by $151,472, or 162.4%, from $93,261 for the three months ended June 30, 2020. On a constant currency basis, revenues increased by $148,492, or 159.2%. Acquisitive growth was generated from the CPA Global Transaction, IncoPat Transaction, and the Hanlim Transaction. Disposal reduction was derived from the Techstreet Transaction. Organic revenues, on a constant currency basis grew due to growth in transactional revenue primarily due to improved trademark search volumes.

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
	Six Months Ended June 30,		Total Variance (Dollars)	Total Variance (Percentage)	Acquisitions	Disposals	FX Impact	Organic
(in thousands, except percentages)	2021	2020
Science Segment	$393,579	$330,931	$62,648	18.9%	7.1%	—%	4.4%	7.4%
IP Segment	484,889	188,475	296,414	157.3%	166.9%	(15.1)%	2.9%	2.6%
Deferred revenues adjustment(1)	(4,393)	(5,314)	921	17.3%	(81.8)%	—%	—%	99.2%
Revenues, net	$874,075	$514,092	$359,983	70.0%	64.9%	(5.5)%	3.9%	6.8%
Deferred revenues adjustment (1)	4,393	5,314	(921)	(17.3)%	81.8%	—%	—%	(99.2)%
Adjusted revenues, net	$878,468	$519,406	$359,062	69.1%	65.1%	(5.5)%	3.8%	5.7%
(1)Reflects the deferred revenues adjustment made as a result of purchase accounting

Science Segment: Revenues of $393,579 for the six months ended June 30, 2021 increased by $62,648, or 18.9%, from $330,931 for the six months ended June 30, 2020. On a constant currency basis, revenues increased by $48,154, or 14.6%, primarily due to acquisitive growth and organic subscription and transactional revenue growth. Acquisitive growth was generated from the DRG Transaction and included a full six months of growth in 2021. Organic revenues increased due to favorable timing as well as growth resulting from stronger back file and custom data sales and strength in our professional services business lines.

Intellectual Property Segment: Revenues of $484,889 for the six months ended June 30, 2021, increased by $296,414, or 157.3%, from $188,475 for the six months ended June 30, 2020. On a constant currency basis, revenues increased by $290,979, or 154.4%. Acquisitive growth was generated from the CPA Global Transaction, IncoPat Transaction, and the Hanlim Transaction. Disposal reduction was derived from the Techstreet Transaction. Organic revenues, on a constant currency basis increased primarily due to growth in transactional revenue on improved trademark search transactional volumes.

Cost of Revenues

Cost of revenues of $136,607 for the three months ended June 30, 2021, increased by $44,228, or 47.9%, from $92,379 for the three months ended June 30, 2020. Cost of revenues of $275,348 for the six months ended June 30, 2021, increased by $100,288, or 57.3%, from $175,060 for the six months ended June 30, 2020. On a constant currency basis, cost of revenues increased by $41,594, or 45.0%, for the three months ended June 30, 2021. On a constant currency basis, cost of revenues increased by $95,759, or 54.7%, for the six months ended June 30, 2021. The increase for the three and six months ended June 30, 2021 was primarily due to additional costs related to the CPA Global Transaction, which was acquired in October 2020, as well as an increase in share-based compensation expenses, partially offset by the Techstreet divestiture in Q4 2020.
Selling, General and Administrative
Selling, general and administrative expense of $149,814 for the three months ended June 30, 2021, increased by $46,149, or 44.5%, from $103,665 for the three months ended June 30, 2020. On a constant currency basis, selling, general and administrative expense increased by $43,416, or 41.9%, for the three months ended June 30, 2021. The increase for the three months ended June 30, 2021 was due to increased costs associated with the CPA Global Transaction, partially offset by the Techstreet divestiture in Q4 2020. Selling, general and administrative expense of $261,159 for the six months ended June 30, 2021, increased by $24,438, or 10.3%, from $236,721 for the six months ended June 30, 2020. On a constant currency basis, selling, general and administrative expense increased by $20,079, or 8.5%, for the six months ended June 30, 2021. The increase for the six months ended June 30, 2021 was primarily due increased costs associated with the CPA Global Transaction, partially offset by a reduction in transaction expenses associated with the DRG acquisition in Q1 of 2020, the

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
Techstreet divestiture in Q4 2020, a gain associated with the mark to market adjustment on contingent and phantom shares, and a reduction in employee related costs and outside services including consulting fees and marketing costs.
Depreciation
Depreciation expense of $3,253 for the three months ended June 30, 2021, increased by $349, or 12.0%, from $2,904 for the three months ended June 30, 2020. Depreciation expense of $6,586 for the six months ended June 30, 2021, increased by $1,353, or 25.9%, from $5,233 for the six months ended June 30, 2020. The increase for the three and six months ended June 30, 2021 was driven by the additional depreciation on assets acquired through the DRG Transaction and CPA Global Transaction.
Amortization
Amortization expense of $126,923 for the three months ended June 30, 2021, increased by $73,682, or 138.4%, from $53,241 for the three months ended June 30, 2020. Amortization expense of $255,244 for the six months ended June 30, 2021, increased by $152,891, or 149.4%, from $102,353 for the six months ended June 30, 2020. The increase for the three and six months ended June 30, 2021 was driven by an increase in the amortization of intangible assets acquired through the DRG Transaction, CPA Global Transaction, IncoPat Transaction, and Hanlim Transaction. This increase was offset by a decrease in amortization related to the Techstreet divestiture in Q4 2020.
Restructuring and Impairment
Restructuring and impairment charges of $41,700 for the three months ended June 30, 2021, increased by $25,854, or 163.2%, from $15,846 for the three months ended June 30, 2020. Restructuring and impairment charges of $106,367 for the six months ended June 30, 2021, increased by $82,767, or 350.7%, from $23,600 for the six months ended June 30, 2020. The increase for the three and six months ended June 30, 2021 was primarily driven by the acquisitions of DRG in February 2020 and CPA Global in October 2020, to streamline our operations by simplifying our organization and focusing on two segments, as well as costs associated with the One Clarivate Program, in which the Company approved restructuring actions to streamline operations within targeted areas of the Company. Additionally, during the three and six months ended June 30, 2021, we incurred impairment charges taken on right-of-use assets of $29,059 and $70,043, respectively, relating the exit and ceased use of leased properties, which were also significant drivers of the increase. The increase was partially offset by the wind down of cost initiatives following our merger with Churchill Capital Corp in 2019.
Other Operating Income (Expense), Net
Other operating income of $900 for the three months ended June 30, 2021, decreased by $7,881, or 89.8%, from other operating income of $8,781 for the three months ended June 30, 2020. Other operating expense of $15,330 for the six months ended June 30, 2021, increased by $30,143, or 203.5%, from other operating income of $14,813 for the six months ended June 30, 2020. The fluctuations were primarily driven by the consolidated impact of the remeasurement of the assets and liabilities of our Company that are denominated in currencies other than each relevant entity’s functional currency.
Mark to Market Adjustment on Financial Instruments
The mark to market adjustment relates to the Private Placement Warrants issued in a private placement concurrently with the Churchill Capital Corp initial public offering and still held by the initial holders. The mark to market adjustment on financial instruments resulted in a loss of $21,021 for the three months ended June 30, 2021, a change of 2,769, or 11.6%, compared to a loss of $23,790 for the three months ended June 30, 2020. The mark to market adjustment on financial instruments resulted in a gain of $30,194 for the six months ended June 30, 2021, a change of $109,616, or 138.0%, compared to a loss of $79,422 for the six months ended June 30, 2020. The fluctuations were primarily driven by the Black-Scholes option valuation model and change in the Company's share price for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020.
Interest Expense, Net
Interest expense, net of $38,569 for the three months ended June 30, 2021, increased by $17,447, or 82.6%, from $21,122 for the three months ended June 30, 2020. Interest expense, net of $75,962 for the six months ended June 30, 2021, increased by $23,900, or 45.9%, from $52,062 for the six months ended June 30, 2020. The increase was primarily attributed to the additional $360,000 incremental term loan borrowing in connection with the DRG Transaction in February

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
2020 and the $1,600,000 incremental term loan borrowing in connection with the CPA Global Transaction in October 2020. In addition, $1,447 of interest was attributable to the June 2021 private placement offering of $1,000,000 in aggregate principal amount of Secured Notes due June 30, 2028 and $1,000,000 in aggregate principle amount of Senior Notes due June 30, 2029, which will be paid irrespective of the consummation of the ProQuest acquisition.
Provision (benefit) for Income Taxes
Provision for income taxes of $10,868 on a pre-tax book loss of $71,342 for the three months ended June 30, 2021, increased by $16,253 from a benefit of $5,385 on a pre-tax book loss of $30,666 for the three months ended June 30, 2020. Provision for income taxes of $14,437 on a pre-tax book loss of $91,727 for the six months ended June 30, 2021, increased by $5,069 from a provision of $9,368 on a pre-tax book loss of $145,546 for the six months ended June 30, 2020. The effective tax rate being (15.7%)% for the six months ended June 30, 2021, compared to (6.4)% for the six months ended June 30, 2020. The overall increase in tax expense is due to the mix of taxing jurisdictions in which pre-tax profits and losses were recognized. The current year effective tax rate may not be indicative of our effective tax rates for future periods.

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
Adjusted Revenues
We present Adjusted Revenues, which excludes the impact of the deferred revenues purchase accounting adjustments as a result of businesses that we have acquired. We present this measure because we believe it is useful to readers to better understand the underlying trends in our operations. Our presentation of Adjusted Revenues is for informational purposes only and is not necessarily indicative of our future results.

The following table presents our calculation of Adjusted Revenues for the three and six months ended June 30, 2021 and 2020, and a reconciliation of this measure to our Revenues, net for the same periods:

	Three Months Ended June 30,		Variance
(in thousands, except percentages)	2021	2020	$	%
Revenues, net	$445,645	$273,500	$172,145	62.9%
Deferred revenues adjustment	1,369	3,432	(2,063)	(60.1)%
Adjusted revenues	$447,014	$276,932	$170,082	61.4%

	Six Months Ended June 30,		Variance
(in thousands, except percentages)	2021	2020	$	%
Revenues, net	$874,075	$514,092	$359,983	70.0%
Deferred revenues adjustment	4,393	5,314	(921)	(17.3)%
Adjusted revenues	$878,468	$519,406	$359,062	69.1%

Adjusted EBITDA and Adjusted EBITDA margin
Adjusted EBITDA is presented because it is a basis upon which our management assesses our performance, and we believe it is useful for investors to understand the underlying trends of our operations. See Certain Non-GAAP Measures - Adjusted EBITDA and Adjusted EBITDA margin for important information on the limitations of Adjusted EBITDA and its reconciliation to our Net loss under GAAP. Adjusted EBITDA represents net (loss) income before provision for income taxes, depreciation and amortization, interest income and expense adjusted to exclude acquisition or disposal-related transaction costs (such costs include net income from continuing operations before provision for income taxes, depreciation

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
and amortization and interest income and expense from divestitures), stock-based compensation, unrealized foreign currency gains/(losses), costs associated with the transition services agreement with Thomson Reuters, which we entered into in connection with our separation from Thomson Reuters in 2016, separation and integration costs, transformational and restructuring expenses, acquisition-related adjustments to deferred revenues, costs related to our merger with Churchill Capital Corp in 2019, non-operating income or expense, the impact of certain non-cash, mark to market adjustments on financial instruments and other items that are included in net income for the period that the Company does not consider indicative of its ongoing operating performance and certain unusual items impacting results in a particular period. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by Adjusted Revenues.
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
The following table presents our calculation of Adjusted EBITDA for the three and six months ended June 30, 2021 and 2020, and reconciles these measures to our Net loss for the same periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2021	2020 (As Restated)	2021	2020 (As Restated)
Net loss	$(82,210)	$(25,281)	$(106,164)	$(154,914)
Provision (benefit) for income taxes	10,868	(5,385)	14,437	9,368
Depreciation and amortization	130,176	56,145	261,830	107,586
Interest expense and amortization of debt discount, net	38,569	21,122	75,962	52,062
Deferred revenues adjustment(1)	1,369	3,432	4,393	5,314
Transaction related costs(2)	13,189	8,527	(13,450)	35,216
Share-based compensation expense	15,861	6,856	26,521	24,325
Restructuring and impairment(3)	41,700	15,846	106,367	23,600
Mark to market adjustment on financial instruments(4)	21,021	23,790	(30,194)	79,422
Other(5)	(1,557)	(4,933)	14,117	(3,638)
Adjusted EBITDA	$188,986	$100,119	$353,819	$178,341
Adjusted EBITDA margin	42.3%	36.2%	40.3%	34.3%

(1)Reflects the deferred revenues adjustment as a result of purchase accounting associated with businesses that were acquired.
(2)Includes costs incurred to complete business combination transactions, including acquisitions, dispositions and capital market activities and include advisory, legal, and other professional and consulting costs. This also includes the mark to market adjustments on the contingent stock consideration associated with the CPA Global and DRG acquisitions, as well as the mark to market adjustment associated with the CPA phantom share liability plan.
(3)Reflects costs related to restructuring and impairment associated with the acquisition of primarily DRG and CPA Global in 2020. This also includes costs incurred in connection with the initiative, following our merger with Churchill Capital Corp in 2019, to streamline our operations by simplifying our organization and focusing on two segments. During 2021, the CPA Global plan continued as well as the addition of a new One Clarivate Program, which was an approved restructuring action to streamline operations within targeted areas of the Company. Additionally, during the three and six months ended June 30, 2021, we incurred impairment charges taken on right-of-use assets of $29,059 and $70,043, respectively, relating the exit and ceased use of leased properties.
(4)Reflects mark to market adjustments on financial instruments under Accounting Standards Codification 815, Derivatives and Hedging, ("ASC 815"). Warrant instruments that do not meet the criteria to be considered indexed to an entity's own stock shall be initially classified as a liability at their estimated fair values, regardless of the likelihood that such instruments will ever be settled in cash. In periods subsequent to issuance, changes in the estimated fair value of the liabilities are reported through earnings.
(5)Includes primarily the net impact of foreign exchange gains and losses related to the re-measurement of balances and other items that do not reflect our ongoing operating performance. The 2020 detail also includes costs relates to a transition services agreement and

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
offset by the reverse transition services agreement from the sale of MarkMonitor and costs incurred in connection with and after our separation from Thomson Reuters in 2016 relating to the implementation of our standalone company infrastructure and related cost-savings initiatives. These costs include mainly transition consulting, technology infrastructure, personnel and severance expenses relating to our standalone company infrastructure, which are recorded in selling, general and administrative costs in our income statement, as well as expenses related to the restructuring and transformation of our business following our separation from Thomson Reuters in 2016 mainly related to the integration of separate business units into one functional organization and enhancements in our technology. These costs were largely wound down by the end of December 31, 2020.
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
We require and will continue to need significant cash resources to, among other things, meet our debt service requirements under our credit facilities, the unsecured notes due 2029, the secured notes due 2028, the secured notes due 2026 and any future indebtedness, fund our working capital requirements, make capital expenditures (including related to product development), and expand our business through acquisitions. Based on our forecasts, we believe that cash flow from operations, available cash on hand and available borrowing capacity under our revolving credit facility will be adequate to service debt, meet liquidity needs and fund necessary capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including the number of future acquisitions and the timing and extent of spending to support product development efforts. We could be required, or could elect, to seek additional funding through public or private equity or debt financings; however, additional funds may not be available on terms acceptable to us.
Unrestricted cash and cash equivalents was $2,559,596 and $257,730 as of June 30, 2021 and December 31, 2020, respectively. Restricted cash increased from $11,278 as of December 31, 2020 to $2,010,917 as of June 30, 2021 due to the restrictive conditions placed on the use of cash received from our June 2021 Senior Secured Notes and Senior Notes Offering. The gross proceeds were deposited by the Issuer, and are currently held, in segregated escrow accounts. Refer to Note 14 - Debt in Item 1, Financial Statements and Supplementary Data, for additional information. As of June 30, 2021, we had approximately $5,533,100 of debt, consisting primarily of $2,833,100 in borrowings under our term loan facility, $1,000,000 in outstanding principal of our senior notes due 2029, $1,000,000 in outstanding principal of our senior secured notes due 2028, $700,000 in outstanding principal of senior secured notes due 2026 and $0 of borrowings under our revolving credit facility.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
On June 24, 2021, we issued a private placement offering of $1,000,000 in aggregate principal amount of Senior Secured Notes due June 30, 2028 (the "Secured Notes") and $1,000,000 in aggregate principle amount of Senior Notes due June 30, 2029 (the "Unsecured Notes" and, together with the Secured Notes, the "Notes") bearing interest at a rate of 3.875% and 4.875% per annum, respectively. We intend to use the net proceeds to finance a portion of the purchase price for the ProQuest acquisition, which we announced on May 17, 2021. On October 1, 2020, in connection with the CPA Global acquisition, the Company incurred an incremental $1,600,000 of borrowings under our term loan facility and used the net proceeds from such borrowings to fund a portion of the repayment of CPA Global's outstanding debt. See Debt Profile below.

Cash Flows

The following table discloses our consolidated cash flows provided by (used in) operating, investing and financing activities for the periods presented:

	Six Months Ended June 30,		Change 2021 vs. 2020
(in thousands)	2021	2020	$	%
Net cash provided by operating activities	$261,666	$107,562	$154,104	143%
Net cash used in investing activities	(61,588)	(940,205)	(878,617)	(93)%
Net cash provided by financing activities	4,096,402	1,376,254	2,720,148	198%
Effect of exchange rates	5,025	(9,218)	14,243	155%
Net increase in cash and cash equivalents, and restricted cash	4,301,505	534,393	3,767,112	705%
Cash and cash equivalents, and restricted cash beginning of the year	269,008	76,139	192,869	253%
Cash and cash equivalents, and restricted cash end of the period	$4,570,513	$610,532	$3,959,981	649%

Cash Flows Provided by Operating Activities
Net cash provided by operating activities consists of net loss adjusted for non-cash items, such as: depreciation and amortization of property and equipment and intangible assets, deferred income taxes, share-based compensation, mark to market adjustments on financial instruments, mark to market adjustment on contingent and phantom shares, deferred finance charges and for changes in net working capital assets and liabilities.

Net cash provided by operating activities was $261,666 and $107,562 for the six months ended June 30, 2021 and 2020, respectively. The increase of $154,104 in net cash provided by operating activities was primarily due to an increase in the source of cash for net working capital, as well as an increase in net income after adjustment for non-cash items such as the mark to market adjustment on financial instruments, the mark to market adjustment on contingent and phantom shares, restructuring and impairment charges, and share-based compensation.

Net Working Capital
(in thousands, except ratio)	June 30, 2021	December 31, 2020	June 30, 2020	December 31, 2019
Current assets	5,486,563	1,327,508	960,092	493,076
Current liabilities	3,420,877	1,569,767	711,396	650,998
Net Working Capital	2,065,686	(242,259)	248,696	(157,922)

Cash Flows Used in Investing Activities

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
Net cash used in investing activities was $61,588 and $940,205 for the six months ended June 30, 2021 and 2020, respectively. The $878,617 decrease in cash used in investing activities was primarily due acquisitions, net of cash acquired primarily due to the acquisition of DRG in February 2020 and acquisition of intangible assets due to key business intangible assets acquired from CustomerFirst Now in June 2020. The decrease in cash used in investing activities was offset by an increase in capital expenditures and cash flows provided by the divestiture related to the sale of MarkMonitor AntiFraud, Antipiracy, and Brand Protection Products in January 2020.
Our capital expenditures in both 2021 and 2020 consisted primarily of capitalized labor, consulting and other costs associated with product development.

Cash Flows Provided by Financing Activities
Net cash provided by financing activities was $4,096,402 and $1,376,254 for the six months ended June 30, 2021 and 2020, respectively. The $2,720,148 increase in cash provided by financing activities was primarily due: (i) increase in proceeds from the issuance of debt due to the private placement offering of $1,000,000 in aggregate principal amount of Senior Secured Notes due 2028 and $1,000,000 in aggregate principle amount of Senior Notes due 2029 in June 2021 compared to the $360,000 of borrowings under our term loan facility in February 2020; (ii) increase in proceeds from the issuance of our 5.25% Series A MCPS in June 2021; (iii) decrease in repayment of borrowings under the revolving credit facility; (iv) decrease in contingent purchase price payments related to the TradeMark Vision contingent earn out in the first quarter of 2020; (v) increase in proceeds from the issuance of stock options; and (vi) decrease in the payment of debt issuance costs compared to the prior period. The increase in cash provided by financing activities was offset by: (i) decrease in proceeds from the exercise of the Company's outstanding public warrants in the first quarter of 2020; (ii) decrease in proceeds from the issuance of ordinary shares driven by the Company's public offerings of 27,600,000 ordinary shares at $20.25 per share in February 2020 and 50,400,000 of our ordinary shares at a share price of $22.50 per share, of which 14,000,000 were ordinary shares offered by Clarivate and 36,400,000 were ordinary shares offered by selling shareholders in June 2020 compared to the public offering of 44,230,768 of our ordinary shares at a share price of $26.00, of which 28,846,154 ordinary shares were issued and sold by Clarivate and 15,384,614 were sold by selling shareholders in June 2021; (iii) increase in payments related to tax withholding for share-based compensation; and (iv) increase in principal payments on the term loan.
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

In June 2021, we completed an underwritten public offering of 44,230,768 of our ordinary shares at a share price of $26.00, of which 28,846,154 ordinary shares were issued and sold by Clarivate and 15,384,614 were sold by selling shareholders (which included 5,769,230 ordinary shares that the underwriters purchased pursuant to their option to purchase additional shares). The ordinary shares sold by selling shareholders included 10,562,882 ordinary shares from Onex, 4,107,787 ordinary shares from Baring and 713,945 ordinary shares from Directors, Executive Officers and other shareholders. The Company received approximately $728,768 in net proceeds from the sale of ordinary shares offered by the Company, after deducting underwriting discounts and estimated offering expenses payable. We intend to use the net proceeds to finance a portion of the purchase price for the ProQuest acquisition, which we announced on May 17, 2021. If the ProQuest acquisition is not consummated, Clarivate intends to use the net proceeds received by it from the Offerings for general corporate purposes. The Company did not receive any proceeds from the secondary ordinary shares sold by the selling shareholders.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
In June 2021, concurrently with the June 2021 Ordinary Share Offering, we completed an underwritten public offering of 14,375,000 of our 5.25% Series A MCPS (which included 1,875,000 of our MCPS that the underwriters purchased pursuant to their option to purchase additional shares). The Company received approximately $1,393,222 in net proceeds from the sale of our MCPS offered by the Company, after deducting underwriting discounts and estimated offering expenses payable. We intend to use the net proceeds to finance a portion of the purchase price for the ProQuest acquisition, which we announced on May 17, 2021. If the ProQuest acquisition is not consummated, Clarivate intends to use the net proceeds received by it from the Offerings for general corporate purposes.

Dividends on the MCPS will be payable on a cumulative basis when declared by Clarivate’s board of directors, or an authorized committee of Clarivate’s board of directors, at an annual rate of 5.25% of the liquidation preference of $100.00 per share. Clarivate may pay declared dividends in cash or, subject to certain limitations, in Clarivate ordinary shares, or in any combination of cash and ordinary shares, on March 15, June 15, September 15 and December 15 of each year, commencing on September 15, 2021 and ending on June 1, 2024.

During the period January 1, 2020 through February 21, 2020, 24,132,666 of the Company’s outstanding warrants were exercised for one ordinary share per whole warrant at a price of $11.50 per share. On February 20, 2020, we announced the redemption of all of our outstanding public warrants to purchase our ordinary shares that were issued as part of the units sold in the Churchill Capital Corp initial public offering that remained outstanding at 5:00 p.m. New York City time on March 23, 2020, for a redemption price of $0.01 per public warrant. In addition, our board of directors elected that, upon delivery of the notice of the redemption on February 20, 2020, all public warrants were to be exercised only on a “cashless basis.” Accordingly, by virtue of the cashless exercise of public warrants, exercising public warrant holders received 0.4626 of an ordinary share for each public warrant, and 4,747,432 ordinary shares were issued for public warrants exercised on a cashless basis and 4,649 public warrants were redeemed for $0.01 per public warrant. As of June 30, 2021, no public warrants were outstanding.
Free Cash Flow (non-GAAP measure)
The following table reconciles free cash flow measure, which is a non-GAAP measure, to net cash provided by operating activities:

	Six Months Ended June 30,
	2021	2020
Net cash provided by operating activities	$261,666	$107,562
Capital expenditures	(62,021)	(52,651)
Free cash flow	$199,645	$54,911
Free cash flow was $199,645 for the six months ended June 30, 2021, compared to $54,911 for the six months ended June 30, 2020. The increase in free cash flow was primarily due to higher net cash provided by operating activities due to an increase in the source of cash for net working capital, as well as an increase in net income after adjustment for non-cash items such as mark to market adjustment on financial instruments, mark to market adjustment on contingent and phantom shares, restructuring and impairment, and share-based compensation. The increase in free cash flow was partially offset by an increase in capital expenditures primarily driven by the acquired CPA business in Q4 2020.
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
Excess standalone costs are the difference between our actual standalone company infrastructure costs, and our estimated steady state standalone infrastructure costs. We make an adjustment for the difference because we have had to incur costs under the transition services agreement with Thomson Reuters after we had implemented the infrastructure to replace the services provided pursuant to the transition services agreement, thereby incurring dual running costs. Furthermore, there has been a ramp up period for establishing and optimizing the necessary standalone infrastructure. Since our separation from Thomson Reuters, we have had to transition quickly to replace services provided under the transition services agreement, with optimization of the relevant standalone functions typically following thereafter. Cost savings reflect the annualized “run rate” expected cost savings, net of actual cost savings realized, related to restructuring and other cost savings initiatives undertaken during the relevant period. These costs wound down at the end of December 31, 2020.
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

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
The following table reconciles Standalone Adjusted EBITDA to our Net loss for the periods presented:

	Twelve Months Ended June 30,
	2021	2020 (As Restated)
(in thousands)
Net loss	$(263,119)	$(250,340)
Provision for income taxes	2,767	15,617
Depreciation and amortization	457,394	206,908
Interest, net	135,814	139,182
Deferred revenues adjustment(1)	22,180	5,457
Transaction related costs(2)	48,833	48,002
Share-based compensation expense	43,846	38,600
Gain on sale of Techstreet	(28,140)	—
Restructuring and impairment(3)	130,362	39,270
Legal Settlement	—	(39,399)
Impairment on assets held for sale	—	18,431
Mark to market adjustment on financial instruments(4)	95,446	100,891
Other(5)	16,695	17,345
Adjusted EBITDA	662,078	339,964
Realized foreign exchange gain	1,500	(6,805)
DRG Adjusted EBITDA impact(6)	—	35,848
CPA Adjusted EBITDA impact(6)	58,707	—
IncoPat Adjusted EBITDA impact(6)	180	—
Hanlim Adjusted EBITDA impact(6)	173	—
Cost savings(7)	70,276	39,733
Excess standalone costs(8)	—	30,079
Standalone Adjusted EBITDA	$792,914	$438,819
(1)Reflects the deferred revenues adjustments recorded as a result of purchase accounting for acquired businesses.
(2)Includes costs incurred to complete business combination transactions, including acquisitions, dispositions and capital market activities and include advisory, legal, and other professional and consulting costs.
(3)Reflects costs related to restructuring and impairment of right of use assets associated with the acquisition of DRG and CPA Global in 2020, and related lease optimization plans, as well as the approved One Clarivate restructuring program in 2021. This also includes costs incurred in connection with the initiative, following our merger with Churchill Capital Corp in 2019, to streamline our operations by simplifying our organization and focusing on two segments.
(4)Reflects mark to market adjustments on financial instruments recorded under Accounting Standards Codification 815, Derivatives and Hedging, ("ASC 815"). Warrant instruments that do not meet the criteria to be considered indexed to an entity's own stock shall be initially classified as a liability at their estimated fair values, regardless of the likelihood that such instruments will ever be settled in cash. In periods subsequent to issuance, changes in the estimated fair value of the liabilities are reported through earnings.
(5)Includes primarily the net impact of foreign exchange gains and losses related to the re-measurement of balances and other items that do not reflect our ongoing operating performance. The 2020 detail also includes costs relates to a transition services agreement and offset by the reverse transition services agreement from the sale of MarkMonitor and costs incurred in connection with and after our separation from Thomson Reuters in 2016 relating to the implementation of our standalone company infrastructure and related cost-savings initiatives. These costs include mainly transition consulting, technology infrastructure, personnel and severance expenses relating to our standalone company infrastructure, which are recorded in selling, general and administrative costs in our income statement, as well as expenses related to the restructuring and transformation of our business following our separation from Thomson Reuters in 2016 mainly related to the integration of separate business units into one functional organization and enhancements in our technology. These costs were largely wound down by the end of December 31, 2020.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
(6)Represents the acquisition Adjusted EBITDA for the period beginning July 1, 2020 through the respective acquisition date of each acquired business to reflect the company's Standalone Adjusted EBITDA as though acquisitions occurred at the beginning of the presented period.
(7)Reflects the estimated annualized run-rate cost savings, net of actual cost savings realized, related to restructuring and other cost savings initiatives undertaken during the period (exclusive of any cost reductions in our estimated standalone operating costs), including synergies related to acquisitions.
(8)Reflects the difference between our actual standalone company infrastructure costs, and our estimated steady operating costs, which were summarized in the below table. These costs wound down by the end of fiscal year 2020.

	Twelve Months Ended June 30,
(in thousands)	2021	2020
Actual standalone company infrastructure costs	$—	$164,037
Steady state standalone cost estimate	—	(133,958)
Excess standalone costs	$—	$30,079
The foregoing adjustments (6) and (7) are estimates and are not intended to represent pro forma adjustments presented within the guidance of Article 11 of Regulation S-X. Although we believe these estimates are reasonable, actual results may differ from these estimates, and any difference may be material. See Cautionary Statement Regarding Forward-Looking Statements.
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
Senior Secured Notes and Senior Notes due 2028 and 2029, respectively

On June 24, 2021, we issued a private placement offering of $1,000,000 in aggregate principal amount of Senior Secured Notes due June 30, 2028 (the "Secured Notes") and $1,000,000 in aggregate principle amount of Senior Notes due June 30, 2029 (the "Unsecured Notes" and, together with the Secured Notes, the "Notes") bearing interest at a rate of 3.875% and 4.875% per annum, respectively. The interest is payable semi-annually to holders of record on June 30 and December 30 of each year, commencing on December 30, 2021. The Notes due 2028 and 2029 were issued by Clarivate Science Holdings Corporation (the "Issuer"), an indirect wholly-owned subsidiary of Clarivate.
We intend to use the net proceeds to finance a portion of the purchase price for the ProQuest acquisition, which we announced on May 17, 2021, and to pay related fees and expenses. Concurrently with the closing of this offering, the Issuer deposited the gross proceeds into segregated escrow accounts. If the escrow conditions (which include conditions relating to the consummation of the ProQuest acquisition) are not satisfied on or prior to November 8, 2021, or if it is otherwise determined that any of the applicable escrow release conditions will not be satisfied, the Notes will be redeemed at a price equal to 100% of the initial issue price of the Notes, plus accrued and unpaid interest, if any, from June 24, 2021 (the "Issue Date" of the Notes), up to, but excluding, the date of such special mandatory redemption. Prior to closing of the ProQuest acquisition, the Notes are guaranteed and are secured by a first-priority security interest in the escrow accounts.
Upon consummation of the ProQuest acquisition, the Notes will be guaranteed on a joint and several basis by each of Clarivate’s indirect subsidiaries that is an obligor or guarantor under Clarivate’s existing credit facilities and senior secured notes due 2026. The Secured Notes are secured on a first-lien pari passu basis with borrowings under the existing credit facilities and senior secured notes, and the Unsecured Notes are the Issuer’s and such guarantors’ unsecured obligations.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
The indentures governing the Notes due 2028 and 2029 contain covenants which, among other things, limit the occurrence of additional indebtedness (including acquired indebtedness), issuance of certain preferred stock, the payment of dividends, making restricted payments and investments, the purchase or acquisition or retirement for value of any equity interests, the provision of loans or advances to restricted subsidiaries, the sale or lease or transfer of any properties to any restricted subsidiaries, the transfer or sale of assets, and the creation of certain liens. As of the date of this quarterly report, we believe we were in compliance with the indentures' covenants.
Credit Facilities
The credit facilities are secured by substantially all of our assets and the assets of all of our U.S. restricted subsidiaries and certain of our non-U.S. subsidiaries, including those that are or may be borrowers or guarantors under the Credit Facilities, subject to customary exceptions. As Clarivate Science Holdings Corporation remains an unrestricted subsidiary until the consummation of the ProQuest acquisition, the current debt recorded on their balance sheet as of June 30, 2021 is excluded from our consolidated coverage and leverage ratios. The credit facilities contain customary events of default and restrictive covenants that limit us from, among other things, incurring certain additional indebtedness, issuing preferred stock, making certain restricted payments and investments, certain transfers or sales of assets, entering into certain affiliate transactions or incurring certain liens. These credit facilities limitations are subject to customary baskets, including certain limitations on debt incurrence and issuance of preferred stock, subject to compliance with a consolidated coverage ratio of Consolidated EBITDA (as defined in the credit facilities), a measure identical to our Standalone Adjusted EBITDA disclosed above under - Required Reported Data - Standalone Adjusted EBITDA, to interest and other fixed charges on certain debt (as defined in the credit facilities) of 2.00 to 1.00. In addition, the credit facilities require us to comply with a springing financial covenant pursuant to which, as of the third quarter of 2019, we must not exceed a total first lien net leverage ratio (as defined under the credit facilities) of 7.25 to 1.00, to be tested on the last day of any quarter only when more than 30% of the revolving credit facility (excluding (i) non-cash collateralized, issued and undrawn letters of credit in an amount up to $10,000 and (ii) any cash collateralized letters of credit) is utilized at such date. As of June 30, 2021, our consolidated coverage ratio was 6.34 to 1.00 and our consolidated leverage ratio was 1.23 to 1.00. As of the date of this Report, we are in compliance with the covenants in the credit facilities. During the six months ended June 30, 2021, the Company paid down $0 drawn on the revolving credit facility. On February 28, 2020, we incurred an incremental $360,000 of term loans under our term loan facility and used the net proceeds from such borrowings to fund a portion of the cash consideration for the DRG acquisition. On October 1, 2020, in connection with the CPA Global acquisition, the Company incurred an incremental $1,600,000 of borrowings under our term loan facility and used the net proceeds from such borrowings to fund the repayment of CPA Global's parent company outstanding debt.

Commitments and Contingencies
Our contingent liabilities consist primarily of letters of credit and performance bonds and other similar obligations in the ordinary course of business.
The Company maintained a contingent stock liability based on observable market data relating to the CPA Global acquisition that occurred on October 1, 2020. The amount was settled on January 21, 2021 through the issuance of ordinary shares. The contingent stock liability was $0 and $44,565 as of June 30, 2021 and December 31, 2020, recorded in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet. The Company recognized a gain related to the changes in the contingent stock liability of $0 for the three months ended June 30, 2021 and 2020, respectively, and $675 and $0 for the six months ended June 30, 2021 and 2020, respectively, recorded within Selling, general and administrative costs on the Condensed Consolidated Statement of Operations.
The Company maintained a contingent stock liability based on observable market data relating to the DRG acquisition that occurred on February 28, 2020. The amount was settled on March 5, 2021 through the issuance of ordinary shares. The contingent stock liability was $0 and $86,029 as of June 30, 2021 and December 31, 2020, recorded in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet. The Company recognized (income) expense related to the changes in the contingent stock liability of $0 and $4,576 for the three months ended June 30, 2021 and 2020, respectively, and $(24,410) and $5,763 for the six months ended June 30, 2021 and 2020, respectively, recorded within Selling, general and administrative costs on the Condensed Consolidated Statement of Operations.
The Company will be subject to certain payments that are contingent upon the consummation of the ProQuest acquisition. See Note 22 - Commitments and Contingencies in Item 1, Financial Statements and Supplementary Data, for additional information.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
Dividends on our convertible preferred shares are payable, as and if declared by our board of directors, at an annual rate of 5.25% of the liquidation preference of $100.00 per share. We may pay declared dividends in cash or, subject to certain limitations, in our ordinary shares, or in any combination of cash and ordinary shares, on March 1, June 1, September 1 and December 1 of each year, commencing on September 1, 2021 and ending on, and including, June 1, 2024. See Note 22 - Commitments and Contingencies in Item 1, Financial Statements and Supplementary Data, for additional information.
The Company is engaged in various legal proceedings and claims that have arisen in the ordinary course of business. We have taken what we believe to be adequate reserves related to the litigation and threatened claims. We maintain appropriate insurance policies in place, which are likely to provide some coverage for these liabilities or other losses that may arise from these litigation matters. See Note 22 - Commitments and Contingencies in Item 1, Financial Statements and Supplementary Data, for additional information.

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

Critical Accounting Policies, Estimates and Assumptions
There have been no material changes from the critical accounting policies, estimates, and assumptions previously disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies, Estimates and Assumptions section in our Annual Report on Form 10-K/A.
Recently Issued and Adopted Accounting Pronouncements
For recently issued and adopted accounting pronouncements, see Note 3 - Summary of Significant Accounting Policies in Item 1, Financial Statements and Supplementary Data.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For information regarding our exposure to certain market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” in the Annual Report on Form 10-K/A.
Interest Rate Risk
Our interest rate risk arises primarily from our borrowings at floating interest rates. Borrowings under our credit facilities are subject to floating base interest rates, plus a margin. As of June 30, 2021, we had $2,833,100 of floating rate debt outstanding under our credit facilities, consisting of borrowings under the revolving and term loan facilities for which the base rate was one-month LIBOR (subject, with respect to the term loan facility only, to a floor of 0.00% for $1,241,100 and 1.00% for $1,592,000), which stood at 0.10% at June 30, 2021. Of this amount, we hedged $449,750 of our principal amount of our floating rate debt under hedges using interest rate derivatives. As a result, $2,383,350 of our outstanding borrowings effectively bore interest at floating rates. A 100 basis point increase or decrease in the applicable base interest rate under our credit facilities would have an annual impact of $388 and $725 on our cash interest expense for the three and six months ended June 30, 2021, respectively. For additional information on our outstanding debt and related hedging, see Item 1. Financial Statements and Supplementary Data - Notes to the Consolidated Financial Statements - Note 10 - Derivative Instruments and Note 14 - Debt.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2021, due to the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed in the reports required to be filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Management has identified a material weakness in our internal control over financial reporting related to a lack of an effectively designed control over the evaluation of settlement features used to determine the classification of warrant instruments, as disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020.

Remediation Plan

Our remediation plan includes evaluating our controls over the accounting for warrants and assessing whether we have effectively designed controls that are relevant to warrant instruments issued by the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under Plans or Programs
January 1, 2021-January 31, 2021	8,250	$16.98	—	—
February 1, 2021-February 28, 2021	33,559	$13.05	—	—
March 1, 2021-March 31, 2021	311,640	$12.65	—	—
April 1, 2021-April 30, 2021	200,199	$10.97
May 1, 2021-May 31, 2021	298,624	$13.00
June 1, 2021-June 30, 2021	310,821	$16.56
Total	1,163,093		—

(1) Includes shares withheld to satisfy tax withholding obligations on behalf of employees that occur upon vesting and delivery of outstanding shares underlying stock options and restricted stock units under the 2019 Incentive Award Plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
On July 26, 2021, the Company entered into separation agreements with Jeffrey Roy, President, IP Group, and Stephen Hartman, General Counsel and Global Head of Corporate Development. Mr. Roy will be departing the Company effective July 31, 2021 and Mr. Hartman will be departing the Company effective October 30, 2021. Pursuant to the terms of their respective separation agreements, Messrs. Roy and Hartman are entitled to the following: (i) cash payments equal to $1,650 for Mr. Roy and approximately $1,255 for Mr. Hartman (converted from pounds (GBP), at the exchange rate as of July 26, 2021), each payable in six quarterly installments; (ii) for Mr. Hartman, a lump-sum cash payment equal to approximately $440 (converted from pounds (GBP), at the exchange rate as of July 26, 2021); (iii) for Mr. Roy, a lump sum payment totaling $21, representing reimbursement for the average monthly cost of COBRA for 18 months; and (iv) accelerated vesting of 16,903 and 19,411 unvested restricted stock units for Messrs. Roy and Hartman, respectively. In addition, the period of time during which vested stock options will remain exercisable will be extended to December 31, 2023.

Pursuant to their respective separation agreements, Messrs. Roy and Hartman have agreed to various restrictive covenants, including a post-termination non-compete and a post-termination prohibition on the solicitation of Company customers or service providers.

The foregoing descriptions of the agreements with Messrs. Roy and Hartman contained herein does not purport to be complete and is qualified in its entirety by reference to the complete text of their agreements, attached as Exhibits 10.3 and 10.4, respectively, to this Quarterly Report on Form 10-Q.

Item 6. Exhibits and Financial Statement Schedules

EXHIBIT INDEX

2.1	ProQuest Transaction Agreement (incorporated by reference to Exhibit 2.1 to Clarivate's Form 8-K filed May 17, 2021)
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to Clarivate’s Form 8-K filed May 12, 2021)
3.2
Statement of Rights of the 5.25% Series A Mandatory Convertible Preferred Shares of Clarivate Plc, effective June 14, 2021 (incorporated by reference to Exhibit 3.1 to Clarivate’s Form 8-K filed June 14, 2021)

4.1	Form of Certificate of the 5.25% Series A Mandatory Convertible Preferred Shares (included as Exhibit A to Exhibit 3.2)
4.2
Indenture, dated June 24, 2021, between the Issuer and Wilmington Trust, National Association, as trustee and collateral agent, relating to the Issuer’s 3.875% senior secured notes due 2028 (incorporated by reference to Exhibit 4.1 to Clarivate’s Form 8-K filed June 24, 2021)

4.3
Indenture, dated June 24, 2021, between the Issuer and Wilmington Trust, National Association, as trustee, relating to the Issuer’s 4.875% senior notes due 2029 (incorporated by reference to Exhibit 4.2 to Clarivate’s Form 8-K filed June 24, 2021)

4.4	Form of 3.875% senior secured note due 2028 (included in Exhibit 4.2)
4.5	Form of 4.875% senior note due 2029 (included in Exhibit 4.3)
10.1	Form of Amendment No. 1 to the Registration Rights Agreement (incorporated by reference to Exhibit 10.1 to Clarivate’s Form 8-K filed May 17, 2021)
10.2	Capri Transaction Agreement (incorporated by reference to Exhibit 10.2 to Clarivate’s Form 8-K filed May 17, 2021)
10.3*	Executive Agreement, entered into as of July 26, 2021 by and between Clarivate Plc. and Jeffrey Roy.
10.4*	Executive Agreement, entered into as of July 26, 2021 by and between Clarivate Plc. and Stephen Hartman.
10.5*	Executive Severance Plan of Clarivate Plc
31*	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following information from our Form 10-Q for the quarterly period ended June 30, 2021, formatted in Inline eXtensible Business Reporting Language: (i) Condensed Consolidated Statement of Comprehensive Income (unaudited), (ii) Condensed Consolidated Balance Sheet (unaudited), (iii) Condensed Consolidated Statement of Changes in Equity (unaudited), (iv) Condensed Consolidated Statement of Cash Flows (unaudited), and (v) the Notes to the Condensed Consolidated Financial Statements (unaudited).
104*	The cover page from the Company's Annual Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL

*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of London, United Kingdom on July 29, 2021.

CLARIVATE PLC
By:	/s/ Richard Hanks
Name: Richard Hanks
Title: Chief Financial Officer