Form 10-Q
period 2021-09-30
CLARIVATE Plc
filed 2021-10-28
CIK 1764046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _______
Commission File No. 001-38911

CLARIVATE PLC
(Exact name of registrant as specified in its charter)

Jersey, Channel Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Friars House, 160 Blackfriars Road London SE1 8EZ United Kingdom (Address of principal executive offices)	Not applicable (Zip Code)
Registrant's telephone number, including area code: +44 207 4334000
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Ordinary Shares, no par value	CLVT	New York Stock Exchange
5.25% Series A Mandatory Convertible Preferred Shares, no par value	CLVT PR A	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes ☐    No ☒
The number of ordinary shares of the Company outstanding as of October 25, 2021 was 639,776,102.
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

PART I. Financial Information

Item 1. Financial Statements and Supplementary Data
CLARIVATE PLC
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$2,479,880	$257,730
Restricted cash	1,854,257	11,278
Accounts receivable, net of allowance of $8,642 and $8,745 at September 30, 2021 and December 31, 2020, respectively	610,755	737,733
Prepaid expenses	58,056	58,273
Other current assets	186,298	262,494
Total current assets	5,189,246	1,327,508
Property and equipment, net	27,948	36,267
Other intangible assets, net	6,964,081	7,370,350
Goodwill	6,198,701	6,252,636
Other non-current assets	41,808	47,944
Deferred income taxes	30,110	29,786
Operating lease right-of-use assets	45,880	132,356
Total Assets	$18,497,774	$15,196,847

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$94,494	$82,038
Accrued expenses and other current liabilities	592,721	716,356
Current portion of deferred revenues	579,935	707,318
Current portion of operating lease liability	28,459	35,455
Current portion of long-term debt	1,865,627	28,600
Total current liabilities	3,161,236	1,569,767
Long-term debt	3,443,578	3,457,900
Warrant liabilities	195,952	312,751
Non-current portion of deferred revenues	44,934	41,399
Other non-current liabilities	58,332	67,722
Deferred income taxes	324,959	362,261
Operating lease liabilities	58,443	104,324
Total liabilities	7,287,434	5,916,124
Commitments and contingencies
Shareholders’ equity:
Preferred Shares, no par value; 14,375,000 shares authorized; 5.25% Mandatory Convertible Preferred Shares, Series A, 14,375,000 and 0 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	1,392,671	—
Ordinary Shares, no par value; unlimited shares authorized at September 30, 2021 and December 31, 2020; 639,750,620 and 606,329,598 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	10,810,130	9,989,284
Accumulated other comprehensive income	324,904	503,521
Accumulated deficit	(1,317,365)	(1,212,082)
Total shareholders’ equity	11,210,340	9,280,723
Total Liabilities and Shareholders’ Equity	$18,497,774	$15,196,847
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,
	2021	2020 (As Restated)
Revenues, net	$442,117	$284,360
Operating expenses:
Cost of revenues	(141,111)	(93,554)
Selling, general and administrative costs	(141,219)	(131,526)
Depreciation	(2,657)	(2,918)
Amortization	(128,026)	(65,696)
Restructuring and impairment	(15,621)	(3,192)
Other operating expense, net	(4,411)	(138)
Total operating expenses	(433,045)	(297,024)
Income (loss) from operations	9,072	(12,664)
Mark to market adjustment on financial instruments	83,013	(144,753)
Income (loss) before interest expense and income tax	92,085	(157,417)
Interest expense and amortization of debt discount, net	(65,194)	(20,244)
Income (loss) before income tax	26,891	(177,661)
Provision for income taxes	(3,579)	(4,325)
Net income (loss)	23,312	(181,986)
Dividends on preferred shares	(22,431)	—
Net income (loss) attributable to ordinary shares	$881	$(181,986)

Per share:
Basic	$—	$(0.47)
Diluted	$—	$(0.47)

Weighted average shares used to compute earnings per share:
Basic	640,834,827	387,845,438
Diluted	645,933,513	387,845,438
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statement of Operations (Unaudited)
(In thousands, except share and per share data)

	Nine Months Ended September 30,
	2021	2020 (As Restated)
Revenues, net	$1,316,192	$798,452
Operating expenses:
Cost of revenues	(416,459)	(268,614)
Selling, general and administrative costs	(402,378)	(368,247)
Depreciation	(9,243)	(8,151)
Amortization	(383,270)	(168,049)
Restructuring and impairment	(121,988)	(26,792)
Other operating (expense) income, net	(19,741)	14,675
Total operating expenses	(1,353,079)	(825,178)
Loss from operations	(36,887)	(26,726)
Mark to market adjustment on financial instruments	113,207	(224,175)
Income (loss) before interest expense and income tax	76,320	(250,901)
Interest expense and amortization of debt discount, net	(141,156)	(72,306)
Loss before income tax	(64,836)	(323,207)
Provision for income taxes	(18,016)	(13,693)
Net loss	(82,852)	(336,900)
Dividends on preferred shares	(22,431)	—
Net loss attributable to ordinary shares	$(105,283)	$(336,900)

Per share:
Basic	$(0.17)	$(0.91)
Diluted	$(0.17)	$(0.91)

Weighted average shares used to compute earnings per share:
Basic	622,460,931	369,019,802
Diluted	622,460,931	369,019,802
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)

	Three Months Ended September 30,
	2021	2020 (As Restated)
Net income (loss)	$23,312	$(181,986)
Other comprehensive income (loss), net of tax:
Interest rate swaps	333	1,092
Defined benefit pension plans	(4)	(15)
Foreign currency translation adjustment	(246,979)	9,359
Total other comprehensive income (loss), net of tax	(246,650)	10,436
Comprehensive loss	$(223,338)	$(171,550)

	Nine Months Ended September 30,
	2021	2020 (As Restated)
Net loss	$(82,852)	$(336,900)
Other comprehensive income (loss), net of tax:
Interest rate swaps	1,884	(2,052)
Defined benefit pension plans	(12)	(57)
Foreign currency translation adjustment	(180,489)	1,795
Total other comprehensive loss, net of tax	(178,617)	(314)
Comprehensive loss	$(261,469)	$(337,214)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(In thousands, except share data)

	Ordinary Shares		Preferred Shares		Treasury Shares		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	606,329,598	$9,989,284	—	$—	—	$—	$503,521	$(1,212,082)	$9,280,723
Exercise of Private Placement Warrants	212,174	3,592	—	—	—	—	—	—	3,592
Exercise of stock options	835,917	5,074	—	—	—	—	—	—	5,074
Vesting of restricted stock units	15,958	—	—	—	—	—	—	—	—
Shares returned to the Company for net share settlements	(434,059)	(4,489)	—	—	—	—	—	—	(4,489)
Issuance of ordinary shares, net	4,395,638	105,509	—	—	—	—	—	—	105,509
Share-based award activity	—	10,479	—	—	—	—	—	—	10,479
Net loss	—	—	—	—	—	—	—	(23,954)	(23,954)
Other comprehensive income	—	—	—	—	—	—	19,838	—	19,838
Balance at March 31, 2021	611,355,226	10,109,449	—	—	—	—	523,359	(1,236,036)	9,396,772
Exercise of stock options	1,581,518	9,761	—	—	—	—	—	—	9,761
Vesting of restricted stock units	446,324	—	—	—	—	—	—	—	—
Shares returned to the Company for net share settlements	(809,644)	(17,245)	—	—	—	—	—	—	(17,245)
Issuance of ordinary shares, net	206,052,933	5,780,933	—	—	—	—	—	—	5,780,933
Share-based award activity	—	12,816	—	—	—	—	—	—	12,816
Repurchase of ordinary shares	—	—	—	—	(177,206,779)	(5,052,165)	—	—	(5,052,165)
Retirement of treasury shares	(177,206,779)	(5,052,165)	—	—	177,206,779	5,052,165	—	—	—
Issuance of preferred shares, net	—	—	14,375,000	1,393,222	—	—	—	—	1,393,222
Net loss	—	—	—	—	—	—	—	(82,210)	(82,210)
Other comprehensive income	—	—	—	—	—	—	48,195	—	48,195
Balance at June 30, 2021	641,419,578	10,843,549	14,375,000	1,393,222	—	—	571,554	(1,318,246)	11,490,079
Exercise of stock options	328,531	2,415	—	—	—	—	—	—	2,415
Vesting of restricted stock units	114,962	—	—	—	—	—	—	—	—
Shares returned to the Company for net share settlements	(177,481)	279	—	—	—	—	—	—	279
Issuance of ordinary shares, net	—	(688)	—	—	—	—	—	—	(688)

CLARIVATE PLC
Consolidated Statements of Changes in Equity
(In thousands, except share data)

	Ordinary Shares		Preferred Shares		Treasury Shares		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Share-based award activity	—	13,649	—	—	—	—	—	—	13,649
Repurchases of ordinary shares	—	—	—	—	(2,599,700)	(65,215)	—	—	(65,215)
Retirement of treasury shares	(2,599,700)	(65,215)	—	—	2,599,700	65,215	—	—	—
Issuance of preferred shares, net	—	—	—	(551)	—	—	—	—	(551)
Dividends to preferred stockholders	664,730	16,141	—	—	—	—	—	(22,431)	(6,290)
Net income	—	—	—	—	—	—	—	23,312	23,312
Other comprehensive loss	—	—	—	—	—	—	(246,650)	—	(246,650)
Balance at September 30, 2021	639,750,620	$10,810,130	14,375,000	$1,392,671	—	$—	$324,904	$(1,317,365)	$11,210,340

CLARIVATE PLC
Consolidated Statements of Changes in Equity
(In thousands, except share data)

	Ordinary Shares		Preferred Shares		Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	306,874,115	$2,144,372	—	$—	$—	$(4,879)	$(890,894)	$1,248,599
Adjustment to opening Accumulated deficit related to adoption of ASC Topic 326	—	—	—	—	—	—	(9,319)	(9,319)
Exercise of public warrants	28,880,098	277,526	—	—	—	—	—	277,526
Exercise of stock options	3,715,455	1,182	—	—	—	—	—	1,182
Vesting of restricted stock units	169,842	—	—	—	—	—	—	—
Shares returned to the Company for net share settlements	(2,301,458)	(10,302)	—	—	—	—	—	(10,302)
Issuance of ordinary shares, net	27,600,000	539,714	—	—	—	—	—	539,714
Share-based award activity	—	16,384	—	—	—	—	—	16,384
Net loss (As Restated)	—	—	—	—	—	—	(129,633)	(129,633)
Other comprehensive loss	—	—	—	—	—	(8,470)	—	(8,470)
Balance at March 31, 2020	364,938,052	2,968,876	—	—	—	(13,349)	(1,029,846)	1,925,681
Exercise of stock options	3,723,332	—	—	—	—	—	—	—
Vesting of restricted stock units	2,528	—	—	—	—	—	—	—
Shares returned to the Company for net share settlements	(2,311,293)	(15,118)	—	—	—	—	—	(15,118)
Issuance of ordinary shares, net	20,982,500	304,030	—	—	—	—	—	304,030
Share-based award activity	—	4,322	—	—	—	—	—	4,322
Net loss (As Restated)	—	—	—	—	—	—	(25,281)	(25,281)
Other comprehensive loss	—	—	—	—	—	(2,280)	—	(2,280)
Balance at June 30, 2020 (As Restated)	387,335,119	3,262,110	—	—	—	(15,629)	(1,055,127)	2,191,354
Exercise of stock options	4,068,307	125	—	—	—	—	—	125
Vesting of restricted stock units	2,459	—	—	—	—	—	—	—
Shares returned to the Company for net share settlements	(2,184,918)	(3,136)	—	—	—	—	—	(3,136)
Share-based award activity	—	5,520	—	—	—	—	—	5,520
Net loss (As Restated)	—	—	—	—	—	—	(181,986)	(181,986)
Other comprehensive income (loss)	—	—	—	—	—	10,436	—	10,436
Balance at September 30, 2020 (As Restated)	389,220,967	$3,264,619	—	$—	$—	$(5,193)	$(1,237,113)	$2,022,313
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2021	2020 (As Restated)
Cash Flows From Operating Activities
Net loss	$(82,852)	$(336,900)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	392,513	176,200
Bad debt expense	6,832	1,830
Deferred income tax benefit	(11,084)	(7,420)
Share-based compensation	36,944	26,344
Restructuring and impairment	60,232	4,880
Loss (gain) on foreign currency forward contracts	4,026	(2,903)
Mark to market adjustment on contingent and phantom shares	(34,503)	30,839
Mark to market adjustment on financial instruments	(113,207)	224,175
Gain on disposal of business	—	(1,052)
Deferred finance charges	9,050	3,140
Other operating activities	3,565	(3,902)
Changes in operating assets and liabilities:
Accounts receivable	114,038	129,398
Prepaid expenses	(887)	(13,335)
Other assets	60,749	62,818
Accounts payable	13,550	(8,394)
Accrued expenses and other current liabilities	(14,208)	(65,062)
Deferred revenues	(116,312)	(93,926)
Operating lease right of use assets	16,838	5,826
Operating lease liabilities	(37,362)	(6,611)
Other liabilities	(2,407)	2,077
Net cash provided by operating activities	305,515	128,022

Cash Flows From Investing Activities
Capital expenditures	(86,197)	(78,597)
Acquisitions, net of cash acquired	(14,314)	(885,323)
Acquisition of intangible assets	—	(5,982)
Proceeds from sale of product line, net of restricted cash	—	3,751
Net cash used in investing activities	(100,511)	(966,151)

Cash Flows From Financing Activities
Proceeds from issuance of debt	2,000,000	360,000
Redemption of Notes not exchanged	(157,424)	—
Principal payments on term loan	(21,450)	(9,450)
Repayments of revolving credit facility	—	(65,000)
Payment of debt issuance costs	(7,471)	(5,267)
Contingent purchase price payment	—	(4,115)
Proceeds from issuance of preferred shares	1,392,671	—
Proceeds from issuance of ordinary shares	728,080	843,752
Repurchases of ordinary shares	(65,215)	—
Cash dividends on preferred shares	(1)
Proceeds from warrant exercises	—	277,526
Proceeds from stock options exercised	17,250	1,307
Payments related to tax withholding for stock-based compensation	(21,455)	(28,674)
Net cash provided by financing activities	3,864,985	1,370,079

CLARIVATE PLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2021	2020 (As Restated)
Effects of exchange rates	(4,860)	(6,447)
Net increase in cash and cash equivalents, and restricted cash	4,065,129	525,503

Beginning of period:
Cash and cash equivalents	$257,730	$76,130
Restricted cash	11,278	9
Total cash and cash equivalents, and restricted cash, beginning of period	269,008	76,139
Cash and cash equivalents, and restricted cash, end of period	4,334,137	601,642

End of period:
Cash and cash equivalents	2,479,880	601,075
Restricted cash	1,854,257	567
Total cash and cash equivalents, and restricted cash, end of period	$4,334,137	$601,642

Supplemental Cash Flow Information:
Cash paid for interest	$97,401	$61,796
Cash paid for income tax	$22,387	$20,147
Capital expenditures included in accounts payable	$6,612	$922

Non-Cash Financing Activities:
Shares issued to Capri Acquisition Topco Limited	$5,052,165	$—
Retirement of treasury shares	(5,117,380)	—
Shares issued as contingent stock consideration associated with the DRG acquisition	61,619	—
Shares issued as contingent stock consideration associated with the CPA Global acquisition	43,890	—
Shares issued as dividends on our 5.25% Series A Mandatory Convertible Preferred Shares	16,141	—
Dividends accrued on our 5.25% Series A Mandatory Convertible Preferred Shares	6,289	—
Total Non-Cash Financing Activities	$62,724	$—
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
The Company is a provider of proprietary and comprehensive content, analytics, professional services and workflow solutions that enable users across government and academic institutions, life science companies and research and development (“R&D”) intensive corporations to discover, protect and commercialize their innovations. Clarivate has two reportable segments: Science and Intellectual Property ("IP"). Our segment structure is organized to address customer needs by product line. Our Science segment consists of our Academic and Life Sciences Product Lines. Both provide curated, high-value, structured information that is delivered and embedded into the workflows of our customers, which include research intensive corporations, life science organizations and universities world-wide. Our IP segment consists of our Patent, Trademark, Domain and IP Management Product Lines. These Product Lines help manage customer's end-to-end portfolios of intellectual property from patents to trademarks to corporate website domains. See Note 21 - Segment Information, for additional information on the Company's reportable segments.
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
In June 2021, we completed an underwritten public offering of 44,230,768 of our ordinary shares at a share price of $26.00, of which 28,846,154 ordinary shares were issued and sold by Clarivate and 15,384,614 were sold by selling shareholders (which included 5,769,230 ordinary shares that the underwriters purchased pursuant to their option to purchase additional shares). The ordinary shares sold by selling shareholders included 10,562,882 ordinary shares from Onex, 4,107,787 ordinary shares from Baring and 713,945 ordinary shares from Directors, Executive Officers and other shareholders. The Company received approximately $728,080 in net proceeds from the sale of ordinary shares offered by the Company, after deducting underwriting discounts and estimated offering expenses payable. The Company did not receive any proceeds from the secondary ordinary shares sold by the selling shareholders. We intend to use the net proceeds received to finance a portion of the purchase price for the ProQuest acquisition, which we announced on May 17, 2021. If the ProQuest acquisition is not consummated, we intend to use the net proceeds received for general corporate purposes.

In June 2021, concurrently with the June 2021 Ordinary Share Offering, we completed an underwritten public offering of 14,375,000 of our 5.25% Series A Mandatory Convertible Preferred Shares ("MCPS") which included 1,875,000 of our mandatory convertible preferred shares that the underwriters purchased pursuant to their option to purchase additional shares. The Company received approximately $1,392,671 in net proceeds from the mandatory convertible preferred share offering, after deducting underwriting discounts and estimated offering expenses payable. We intend to use the net proceeds received to finance a portion of the purchase price for the ProQuest acquisition, which we announced on May 17, 2021. If the ProQuest acquisition is not consummated, we intend to use the net proceeds received for general corporate purposes.

In September 2021, certain selling shareholders completed an underwritten public offering of 25,000,000 of our ordinary shares at a share price of $25.25, The ordinary shares sold by selling shareholders included 18,000,000 ordinary shares from Onex and 7,000,000 ordinary shares from Baring. The Company did not receive any proceeds from the sale of ordinary shares by the selling shareholders. After giving effect to the offering, Onex and Baring owned approximately 6.7% and 2.6%, respectively, of the Company's ordinary shares.

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

Note 2: Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements were prepared in conformity with U.S. GAAP. The Condensed Consolidated Financial Statements do not include all of the information or notes necessary for a complete presentation in accordance with U.S. GAAP. Accordingly, these Condensed Consolidated Financial Statements should be read in conjunction with the Company’s annual financial statements as of and for the year ended December 31, 2020. The results of operations for the three and nine months ended September 30, 2021 and 2020 are not necessarily indicative of the operating results for the full year.

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
In August 2018, the FASB issued guidance, ASU 2018-14, which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The guidance is effective for all entities for fiscal years beginning after December 15, 2020. The Company's January 1, 2021 adoption of this standard did not have a material impact on the Company’s Condensed Consolidated Financial Statements.
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
In December 2019, the FASB issued ASU 2019-12, which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. The guidance is effective for all entities for fiscal years beginning after December 15, 2020. The Company's January 1, 2021 adoption of this standard did not have a material impact on the Company's Condensed Consolidated Financial Statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The guidance is effective for all entities from the period March 12, 2020 through December 31, 2022. Beginning with the quarter ended September 30, 2020, the Company adopted this standard and elected the optional expedients for its interest rate swap agreements and debt agreements with reference to LIBOR. Upon meeting the specified criteria in the guidance, the Company will continue to account for its interest rate swaps in accordance with hedge accounting and will not apply modification accounting to its debt agreements. In January 2021, the FASB issued ASU 2021-01, which made clarifications relating to the previously issued Reference Rate Reform guidance effective for the same period as ASU 2020-04. This clarification did not have an effect on how the Company accounts for its interest rate swaps and debt agreements.
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

In July 2021, the FASB issued ASU 2021-05, Leases (Topic 842) Lessors – Certain Leases with Variable Lease Payments, in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities as well as disclosing key information about leasing transactions. This guidance is effective for all entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years for public business entities. The Company will adopt ASU 2021-05 effective January 1, 2022, and is still evaluating the impact to the Company’s Condensed Consolidated Financial Statements.

There were no other new accounting standards or updates issued or effective as of September 30, 2021, that have, or are expected to have, a material impact on the Company's Condensed Consolidated Financial Statements.

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

The aggregate consideration paid in connection with the closing of the DRG acquisition was $964,997, comprised of $900,000 of base cash plus $6,100 of adjusted closing cash paid on the closing date and 2,895,638 of the Company's ordinary shares issued to PEL on March 5, 2021. The contingent stock consideration was valued at $58,897 on the closing date and was revalued at each period end until the issuance date. For the nine months ended September 30, 2021, the fair value of the contingent stock consideration decreased by $24,410, which was recorded to selling, general and administrative costs in the Condensed Consolidated Statements of Operations. The corresponding liability was $86,029 as of December 31, 2020 and recorded to Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. As the liability settled on March 5, 2021 with the Company issuing 2,895,638 ordinary shares valued at $61,619, there was no liability captured within the September 30, 2021 Condensed Consolidated Balance Sheet. See Note 22 - Commitments and Contingencies for more information. The DRG acquisition was accounted for using the acquisition method of accounting. The excess of the purchase price over the net tangible and intangible assets was recorded to Goodwill and primarily reflected the assembled workforce and expected synergies. Goodwill was not deductible for tax purposes. Due to the decrease to the fair value of the contingent stock consideration between December 31, 2020 and March 5, 2021, during the three and nine months ended September 30, 2021, total transaction costs incurred in connection with the acquisition of DRG were $0 and a net gain of $24,410, respectively. Total transaction costs during the three and nine months ended September 30, 2020 were $25,237 and $50,702, respectively.

The amount of Revenues, net and Net loss resulting from the acquisition that are attributable to the Company's stockholders and included in the Condensed Consolidated Statements of Operations and Comprehensive Loss were as follows:

	Three Months Ended September 30,
	2021	2020
Revenues, net (1)	$51,626	$49,499
Net income (loss) attributable to the Company's stockholders	$7,868	$(454)

(1) Includes $2,017 of a deferred revenue adjustment recognized during the three months ended September 30, 2020.

	Nine Months Ended September 30,
	2021	2020
Revenues, net (1)	$150,911	$113,206
Net income (loss) attributable to the Company's stockholders	$18,275	$(9,971)

(1) Includes $6,822 of a deferred revenue adjustment recognized during the nine months ended September 30, 2020. The nine months ended September 30, 2020 includes seven months of revenue as the business was acquired in February of 2020.

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
Unaudited pro forma information for the Company for the periods presented as if the acquisition had occurred January 1, 2019 is as follows:

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

	Three Months Ended September 30,
	2021	2020
Pro forma revenues, net	$442,117	$286,377
Pro forma net income (loss) attributable to the Company's stockholders(1)	$23,312	$(180,333)

  (1) The Pro forma net loss attributable to the Company's stockholders for the three months ended September 30, 2020 has been restated. See Note 25 - Restatement of Previously Issued Condensed Financial Statements for more information.

	Nine Months Ended September 30,
	2021	2020
Pro forma revenues, net	$1,316,192	$828,489
Pro forma net loss attributable to the Company's stockholders(1)	$(82,852)	$(322,268)

  (1) The Pro forma net loss attributable to the Company's stockholders for the nine months ended September 30, 2020 has been restated. See Note 25 - Restatement of Previously Issued Condensed Financial Statements for more information.

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
The unaudited pro forma results include certain pro forma adjustments to revenue and net loss that were directly attributable to the acquisition, assuming the acquisition had occurred on January 1, 2019, including the following: (i) additional amortization expense that would have been recognized relating to the acquired intangible assets, (ii) adjustments to interest expense to reflect the removal of DRG debt and the additional Company borrowings in conjunction with the acquisition, (iii) acquisition-related transaction costs and other one-time non-recurring costs which reduced expenses by $161 and $26,348 for the three and nine months ended September 30, 2020.

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
Clarivate acquired all of the outstanding shares of CPA Global in a cash and stock transaction. The aggregate consideration in connection with the closing of the CPA Global acquisition was $8,740,324, net of $99,275 cash acquired and including an equity holdback consideration of $46,485. The aggregate consideration was composed of (i) $6,761,515 from the issuance of up to 218,183,778 ordinary shares to Redtop Holdings Limited, a portfolio company of Leonard Green & Partners, L.P., representing approximately 35% pro forma fully diluted ownership of Clarivate and (ii) approximately $2,078,084 in cash to fund the repayment of CPA Global's parent company outstanding debt of $2,055,822 and related interest swap termination fee of $22,262. Of the 218,306,663 ordinary shares issuable in the acquisition, Clarivate issued 216,683,778 ordinary shares as of October 1, 2020.

Issuance of 218,183,778 shares	$6,761,515
Cash paid for repayment of CPA Global's parent company debt and related interest rate swap termination charge	2,078,084
Total purchase price	8,839,599
Cash acquired	(99,275)
Total purchase price, net of cash acquired	$8,740,324
The excess of the purchase price over the net tangible and intangible assets is recorded to Goodwill and primarily reflects the assembled workforce and expected synergies. Goodwill is not deductible for tax purposes. During the three and nine

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
months ended September 30, 2021, total transaction costs incurred in connection with the acquisition of CPA Global resulted in a net gain of $2,682 and $4,860, respectively. Total transaction costs during the three and nine months ended September 30, 2020 were $8,521.
The amount of Revenues, net and Net loss resulting from the acquisition that are attributable to the Company's stockholders and included in the Condensed Consolidated Statements of Operations and Comprehensive Loss were as follows:

Three Months Ended September 30, 2021
Revenues, net (1)	$155,869
Net income attributable to the Company's stockholders	$18,357

(1) Includes $50 of a deferred revenue haircut recognized during the three months ended September 30, 2021.
Nine Months Ended September 30, 2021
Revenues, net (1)	$465,073
Net income attributable to the Company's stockholders	$5,372

(1) Includes $4,399 of a deferred revenue adjustment recognized during the nine months ended September 30, 2021.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
The purchase price allocation for the CPA Global acquisition as of the close date of October 1, 2020 is final. The following table summarizes the final purchase price allocation for this acquisition:

Total
Accounts receivable	$380,259
Prepaid expenses	27,437
Other current assets	215,734
Property and equipment, net	13,290
Other intangible assets	4,920,317
Deferred income taxes	21,027
Other non-current assets	25,736
Operating lease right-of-use assets	30,649
Total assets	$5,634,449
Accounts payable	53,791
Accrued expenses and other current liabilities	458,551
Current portion of deferred revenue	181,365
Current portion of operating lease liabilities	7,738
Non-current portion of deferred revenue	16,771
Deferred income taxes	288,541
Other non-current liabilities	43,785
Operating lease liabilities	23,615
Total liabilities	1,074,157
Fair value of acquired identifiable assets and liabilities	$4,560,292

Purchase price, net of cash(1)	$8,740,324
Less: Fair value of acquired identifiable assets and liabilities	4,560,292
Goodwill	$4,180,032

(1) The Company acquired cash of $99,275.
During the nine months ended September 30, 2021, the Company recorded measurement period adjustments to the purchase price allocation recorded as of the close date of October 1, 2020. The following table summarizes the measurement period adjustments recorded through September 30, 2021:

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

Total
Accounts receivable(1)	$7,135
Prepaid expenses	(158)
Other current assets	370
Property and equipment, net	1,002
Other non-current assets	1,123
Deferred income taxes(3)	1,717
Total assets	$11,189

Accounts payable	290
Accrued expenses and other current liabilities(2)	44,488
Current portion of deferred revenue	989
Non-current portion of deferred revenue	(15)
Deferred income taxes(3)	(13,405)
Total liabilities	$32,347
Fair value of acquired identifiable assets and liabilities	$(21,158)

Purchase price, net of cash	$(665)
Less: Fair value of acquired identifiable assets and liabilities	(21,158)
Goodwill	$20,493

(1) The $7,135 account receivable measurement period adjustment is due to a change in the fair value of CPA Global's accounts receivable, with there being a $9,306 increase in the valuation increase offset by a $2,171 decrease.

(2) The Company recorded measurement period adjustments of $44,488 increasing accrued expenses and other current liabilities, of which, $61,000 relates to adjustments to CPA Global's accrual for claims existing prior to the date of acquisition, offset by a $16,512 reduction to CPA Global's other accruals. See Note 22 - Commitments and Contingencies for further information.

(3) The $15,122 deferred income tax measurement period adjustment is due to the tax impact of CPA Global's other measurement period adjustments detailed in the chart above.

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

Acquisition of Beijing IncoPat
On October 26, 2020, the Company acquired 100% of the equity voting interest in Beijing IncoPat Technology Co., Ltd. (“IncoPat”). IncoPat is a leading patent information service provider in China via cash on hand. IncoPat is complementary to Clarivate’s intellectual property portfolio. The Company paid $52,133 in cash to acquire IncoPat. As of September 30, 2021 and December 31, 2020, $6,313 of the consideration is held in escrow and will be paid in a future period. Until this balance is paid it will be held in restricted cash with the offsetting liability within accrued expenses and other current liabilities. The excess of the purchase price over the net tangible and intangible assets is recorded to Goodwill and primarily reflects the

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
assembled workforce and expected synergies. Goodwill is not deductible for tax purposes. The total transaction costs were immaterial during the three and nine months ended September 30, 2021, and did not have an impact on September 30, 2020 results. IncoPat contributed revenues of $2,470 and $6,801 for the three and nine months ended September 30, 2021, respectively and a net income (loss) of $126 and $(853) for the three and nine months ended September 30, 2021, respectively, and did not have an impact on September 30, 2020 results.
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

(1) The Company acquired cash of $844.
During the nine months ended September 30, 2021, the Company recorded measurement period adjustments related to the valuation of accounts receivables and deferred revenue with a corresponding net increase to goodwill in the amount of $136.

The identifiable intangible assets acquired are amortized on a straight-line basis over their estimated useful lives. The following table summarizes the estimated fair value of Beijing IncoPat’s identifiable intangible assets acquired and their remaining weighted-average amortization period (in years):

	Fair Value as of October 26, 2020	Remaining Amortization Period (in years)
Customer relationships	$19,989	11
Existing technology	1,892	6
Trade names	76	2
Total identifiable intangible assets	$21,957
Acquisition of Hanlim IPS Co., LTC
On November 23, 2020, the Company acquired 100% of the equity voting interest in Hanlim IPS Co., LTC ("Hanlim IPS"). Hanlim IPS is a patent research and consulting services provider in South Korea. The acquisition's purpose is to accelerate

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
innovation in South Korea by offering a more comprehensive range of IP information and insights solutions. The Company paid $9,254 in cash to acquire Hanlim IPS. The excess of the purchase price over the net tangible and intangible assets is recorded to Goodwill and primarily reflects the assembled workforce and expected synergies. Goodwill is not deductible for tax purposes. The total transaction costs were immaterial during the three and nine months ended September 30, 2021, and did not have an impact on September 30, 2020 results. Hanlim IPS contributed revenue of $417 and $1,393 for the three and nine months ended September 30, 2021, respectively, and net income of $35 and $596 for the three and nine months ended September 30, 2021, respectively, and did not have an impact on September 30, 2020 results.
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

(1) The Company acquired cash of $2,191.
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

Acquisition of Bioinfogate

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
On August 3, 2021, we acquired 100% of the assets, liabilities and equity interests of Bioinfogate, a leading provider of analytics solutions in life sciences via cash on hand for $16,918, inclusive of a $1,941 holdback and will be paid on the first anniversary of the closing date subject to customary provisions of the sale and purchase agreement. As of September 30, 2021, the holdback is recorded in accrued expenses and other liabilities line item with the Condensed Consolidated Balance Sheet. Bioinfogate is complementary to Clarivate's science portfolio. The excess of the purchase price over the net tangible and intangible assets is recorded to Goodwill and primarily reflects the assembled workforce and expected synergies. Goodwill is not deductible for tax purposes. The total transaction costs were immaterial during the three and nine months ended September 30, 2021 and did not have an impact on September 30, 2020 results. Bioinfogate contributed revenue of $533 and $533 for the three and nine months ended September 30, 2021, respectively, and net income of $221 and $221 for the three and nine months ended September 30, 2021, respectively, and did not have an impact on September 30, 2020 results.

The purchase price allocation for the Bioinfogate acquisition as of the close date of August 3, 2021 is preliminary and may change upon completion of the determination of the fair value of assets acquired and liabilities assumed. The following table summarizes the preliminary purchase price allocation for this acquisition:

Total
Accounts receivable	$366
Prepaid expenses	3
Other current assets	102
Property and equipment, net	21
Other intangible assets	6,280
Other non-current assets	6
Deferred income taxes	184
Total assets	$6,962
Accounts payable	12
Accrued expenses and other current liabilities	82
Current portion of deferred revenues	1,247
Total liabilities	1,341
Fair value of acquired identifiable assets and liabilities	$5,621

Purchase price, net of cash(1)	$16,918
Less: Fair value of acquired identifiable assets and liabilities	5,621
Goodwill	$11,297

(1) The Company acquired cash of $2,069.
The identifiable intangible assets acquired are amortized on a straight-line basis over their estimated useful lives. The following table summarizes the estimated fair value of Bioinfogate's identifiable intangible assets acquired and their remaining amortization period (in years):

	Fair Value as of August 3, 2021	Remaining Range of Years
Customer relationships	$5,224	10
Technology	1,020	6
Trade name	36	2
Total identifiable intangible assets	$6,280

Note 5: Assets Held for Sale and Divested Operations

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

Note 6: Accounts Receivable
Our accounts receivable balance consists of the following as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Accounts receivable	$619,397	$746,478
Less: Accounts receivable allowance	(8,642)	(8,745)
Accounts receivable, net	$610,755	$737,733

The Company estimates credit losses for trade receivables by aggregating similar customer types together, because they tend to share similar credit risk characteristics, taking into consideration the number of days the receivable is past due. Provision rates for the allowance for doubtful accounts are based upon the historical loss method by evaluating factors such as the length of time receivables that are past due and historical collection experience. Additionally, provision rates are based upon current and future economic and competitive environment factors that could impact the collectability of the receivable. Trade and other receivables are written off when there is no reasonable expectation of recovery. Indicators that there is no reasonable expectation of recovery include past due status greater than 360 days or bankruptcy of the debtor. The activity in our accounts receivable allowance consists of the following for the nine months ended September 30, 2021 and year ended December 31, 2020, respectively:

	September 30,	December 31,
	2021	2020
Balance at beginning of year	$8,745	$16,511
Additional provisions	6,532	4,339
Write-offs	(6,405)	(22,205)
Opening balance sheet adjustment related to ASU 2016 -13 adoption	—	10,097
Exchange differences	(230)	3
Balance at the end of year	$8,642	$8,745
The potential for credit losses is mitigated because customer creditworthiness is evaluated before credit is extended.
The Company recorded write-offs against the reserve of $6,405 and $22,205 for the nine months ended September 30, 2021 and year ended December 31, 2020, respectively.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
We continue to monitor any impacts from the COVID-19 pandemic on our customers and various counterparties. During the nine months ended September 30, 2021 and year ended December 31, 2020, the Company’s allowance for doubtful accounts and credit losses considered additional risk related to the pandemic. However, this risk to-date was not considered material.

Note 7: Leases

The Company has multiple agreements to sublease operating lease right of use assets and recognized $1,518 and $397 of sublease income for the three months ended September 30, 2021, and 2020, respectively, and $2,288 and $1,106 of sublease income for the nine months ended September 30, 2021, and 2020, respectively, within Selling, general and administrative costs in the Condensed Consolidated Statements of Operations.

The Company evaluates long-lived assets for indicators of impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company considers a triggering event to have occurred upon exiting a facility if the expected undiscounted cash flows for the sublease period are less than the carrying value of the assets group. An impairment charge is recorded in the excess of each operating lease right-of-use asset's carrying amount over its estimated fair value. In connection with the Company's digital workplace transformation initiative to enable colleagues to work remotely, the Company ceased the use of select leased sites during the nine months ended September 30, 2021. As a result, the Company recorded a non-cash impairment charge to restructuring and impairment within the Condensed Consolidated Statement of Operations based on the estimate of future recoverable cash flows of $757 and $110 for the three months ended September 30, 2021, and 2020, respectively, and $60,232 and $4,880 for the nine months ended September 30, 2021, and 2020, respectively. As part of the impairment charge, the carrying value of the Operating lease right of use asset was reduced by $60,232, which are non-cash charges. Additionally, the Company incurred $166 and $745 in lease termination fees during the three months ended September 30, 2021, and 2020, respectively, and $3,270 and $882 during the nine months ended September 30, 2021, and 2020, respectively. See Note 24 - Restructuring and Impairment for further information.

Note 8: Property and Equipment, Net
Property and equipment, net consisted of the following:

	September 30,	December 31,
	2021	2020
Computer hardware	$43,438	$38,253
Leasehold improvements	12,013	21,614
Furniture, fixtures and equipment	16,240	13,201
Total property and equipment, gross	71,691	73,068
Accumulated depreciation	(43,743)	(36,801)
Total property and equipment, net	$27,948	$36,267
Depreciation amounted to $2,657 and $2,918 for the three months ended September 30, 2021, and 2020, respectively, and $9,243 and $8,151 for the nine months ended September 30, 2021, and 2020, respectively. There were $257 and $5,491 of impairments to leasehold improvements during the three and nine months ended September 30, 2021.

Note 9: Other Intangible Assets, net and Goodwill
Other Intangible Assets, net
The following tables summarize the gross carrying amounts and accumulated amortization of the Company’s identifiable intangible assets by major class:

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

	September 30, 2021			December 31, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Finite-lived intangible assets
Customer relationships	$5,501,710	$(443,814)	$5,057,896	$5,598,175	$(261,350)	$5,336,825
Databases and content	1,853,364	(555,447)	1,297,917	1,848,041	(464,683)	1,383,358
Computer software	714,904	(298,333)	416,571	658,976	(209,611)	449,365
Trade names	14,742	(5,190)	9,552	18,606	(2,360)	16,246
Backlog	29,100	(9,894)	19,206	29,216	(5,905)	23,311
Finite-lived intangible assets	8,113,820	(1,312,678)	6,801,142	8,153,014	(943,909)	7,209,105
Indefinite-lived intangible assets
Trade names	162,939	—	162,939	161,245	—	161,245
Total intangible assets	$8,276,759	$(1,312,678)	$6,964,081	$8,314,259	$(943,909)	$7,370,350
Amortization amounted to $128,026 and $65,696 for the three months ended September 30, 2021, and 2020, respectively, and $383,270 and $168,049 for the nine months ended September 30, 2021, and 2020, respectively.
In June 2020, the Company acquired the assets of CustomersFirst Now for a purchase price of $6,446, which was accounted for as an asset acquisition. As a result, the Company's identifiable intangible assets increased by $6,446, which consisted of $5,446 of databases and content and $1,000 of computer software. At the time of acquisition, the databases and process methodology and the computer software had a remaining weighted average amortization period of 5.0 years and 3.0 years, respectively, resulting in a total remaining weighted average amortization period of 4.7 years.

Goodwill
The change in the carrying amount of goodwill is shown below:

	Science Segment	Intellectual Property Segment	Consolidated Total
Balance as of December 31, 2019	$909,937	$418,108	$1,328,045
Acquisition	497,263	4,202,875	4,700,138
Divestiture	—	(9,129)	(9,129)
Impact of foreign currency fluctuations and other	607	232,975	233,582
Balance as of December 31, 2020	$1,407,807	$4,844,829	$6,252,636
Acquisition(1)	11,297	20,629	31,926
Impact of foreign currency fluctuations and other	(702)	(85,159)	(85,861)
Balance as of September 30, 2021	$1,418,402	$4,780,299	$6,198,701
(1) Balance represents $20,493 in purchase accounting adjustments associated with the CPA Global acquisition and $136 in purchase accounting adjustments associated with the IncoPat acquisition. Refer to Note 4 - Business Combinations for additional disclosures.

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
Changes in the fair value are recorded in Accumulated other comprehensive income(loss) ("AOCI") and the amounts reclassified out of AOCI are recorded to Interest expense, net. The fair value of the interest rate swaps is recorded in Other current assets or Accrued expenses and other current liabilities and Other non-current assets or liabilities, according to the duration of related cash flows. The total fair value of the interest rate swaps was a liability of $2,651 as of September 30, 2021 and a liability of $5,159 as of December 31, 2020.
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
The Company had a period of ineffectiveness related to the cash flow hedges in the three months ended March 31, 2020. The ineffectiveness was due to a drop in LIBOR rates below the LIBOR floor defined per the credit facilities, which were amended on March 31, 2020, resulting in a highly effective hedge. As a result of the ineffectiveness, the Company recognized a loss of $0 and $978 for the three and nine months ended September 30, 2020, respectively, which was recorded to Interest expense, net on the Consolidated Statements of Operations. As of September 30, 2021, there was no hedge ineffectiveness associated with the Company’s interest rate swaps.
In March 2021, the Company entered into interest rate swap arrangements with counterparties to reduce its exposure to variability in cash flows relating to interest payments on $350,000 of its term loans and replaced the interest rate swaps that matured during March 2021. These interest rate swap arrangements are effective March 31, 2021 and have a maturity date of March 31, 2024.
The following table summarizes the changes in AOCI (net of tax) related to cash flow hedges for the three and nine months ended September 30, 2021:

AOCI Balance at December 31, 2020	$(3,756)
Derivative gains recognized in Other comprehensive loss	192
Amount reclassified out of Other comprehensive loss to Net loss	1,148
AOCI Balance at March 31, 2021	$(2,416)
Derivative losses recognized in Other comprehensive loss	(403)
Amount reclassified out of Other comprehensive loss to Net loss	614
AOCI Balance at June 30, 2021	$(2,205)
Derivative losses recognized in Other comprehensive loss	(299)
Amount reclassified out of Other comprehensive loss to Net loss	632
AOCI Balance at September 30, 2021	$(1,872)

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

Foreign Currency Forward Contracts

The Company periodically enters into foreign currency contracts. The purpose of these derivative instruments is to help manage the Company’s exposure to foreign exchange rate risks within the acquired CPA Global business. These contracts generally do not exceed 180 days in duration. The Company recognized a loss from the mark to market adjustment of $(5,811) and $0, for the three months ended September 30, 2021, and 2020, respectively, and $(4,026) and $0 for the nine months ended September 30, 2021, and 2020, respectively, in Other operating income, net on the Condensed Consolidated Statements of Operations. The nominal amount of outstanding foreign currency contracts was $224,382 and $354,751 as of September 30, 2021, and December 31, 2020, respectively.

The Company accounts for these forward contracts at fair value and recognizes the associated realized and unrealized gains and losses in Other operating (expense) income, net in the Condensed Consolidated Statements of Operations, as the contracts are not designated as accounting hedges under the applicable sections of ASC Topic 815. The total fair value of the forward contracts represented an asset balance of $15 and $8,574 and a liability balance of $4,626 and $106 as of September 30, 2021, and December 31, 2020, respectively, which was classified within Other current assets and Accrued expenses and other current liabilities, respectively, on the Condensed Consolidated Balance Sheets. The Company recognized (loss) gains from the mark to market adjustment of $(5,811) and $2,903 for the three months ended September 30, 2021 and 2020, respectively, and $(4,026) and $2,903 for the nine months ended September 30, 2021 and 2020, respectively, in Other operating (expense) income, net on the Condensed Consolidated Statements of Operations.

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
Debt - The carrying value of the Company's variable interest rate debt, excluding unamortized debt issuance costs and original issue discount, approximates fair value due to the short-term nature of the interest rate benchmark rates. The fair value of the fixed rate debt is estimated based on market observable data for debt with similar prepayment features. The fair value of the Company's debt was $5,404,344 and $3,574,282 at September 30, 2021 and December 31, 2020, respectively. The fair value is considered Level 2 under the fair value hierarchy.
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
Earn-Outs - In accordance with ASC 805, we estimated the fair value of the earn-outs using a Monte Carlo simulation. The amount of the earn-outs approximates fair value due to the short term nature of their remaining payments as of September 30, 2021 and December 31, 2020. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. As of December 31, 2020, the Company paid the remaining earn-out liabilities related to Publons and TrademarkVision. These acquisitions occurred in 2017 and 2018, respectively. The amounts payable were contingent upon the achievement of certain company specific milestones and performance metrics including number of cumulative users, cumulative reviews and annual revenue over a 1-year and 3-

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
year period. Changes in the earn-out are recorded to Selling, general and administrative costs in the Consolidated Statements of Operations.
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
For the three and nine months ended September 30, 2021, there was no earn-out liability related to Publons and TrademarkVision (see Note 22 - Commitments and Contingencies for further details). The following table presents the changes in the Level 3 earn-out for the three and nine months ended September 30, 2020:

Balance at December 31, 2019	$11,100
Payment of earn-out liability (1)	(8,000)
Revaluations included in earnings	380
Balance at March 31, 2020	$3,480
Payment of earn-out liability	—
Revaluations included in earnings	130
Balance at June 30, 2020	$3,610
Payment of earn-out liability	—
Revaluations included in earnings	91
Balance at September 30, 2020	$3,701

(1) See Note 22 - Commitments and Contingencies for further details.
As of September 30, 2021, no earn-outs are outstanding.
Employee Phantom Share Plan - As of September 30, 2021 and December 31, 2020, the Company maintains an employee phantom share plan receivable asset and liability, including an accrued liability for the employer's portion of payroll withholding taxes, which was recorded in connection with the acquisition of CPA Global's opening balance sheet. The legacy CPA Global phantom share plan contained a change in control provision for an exit event which included the sale of CPA Global. Upon the exit event, the phantom shares converted into the Company's ordinary shares and the funds were placed into an employee benefit trust to be passed to the Company for payment to the respective employees via Clarivate payroll. The Company is required to withhold employee payroll taxes and will be required to fund and pay employer payroll taxes. The associated asset and liability balances are based on observable market data relating to the CPA Global acquisition that occurred on October 1, 2020. Changes in the receivable asset and liability are recorded to Selling, general and administrative costs in the Consolidated Statements of Operations. The current and non-current portions of the liability are recorded in Accrued expenses and other current liabilities and Other non-current liabilities, respectively. The current and non-current portions of the receivable asset is recorded in Other current assets and Other non-current assets, respectively. The balances are classified as Level 2 in the fair value hierarchy. This fair value measurement is based on observable market data and other indirect observable market inputs and thus represents a Level 2 measurement as defined in ASC 820.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
Private Placement Warrants - The following table summarizes the changes in Private Placement Warrant liability for the three and nine months ended September 30, 2021 and 2020:

Balance at December 31, 2020	$312,751
Mark to market adjustment on financial instruments	(51,215)
Exercise of Private Placement Warrants	(3,592)
Balance at March 31, 2021	$257,944
Mark to market adjustment on financial instruments	21,021
Exercise of Private Warrants	—
Balance at June 30, 2021	$278,965
Mark to market adjustment on financial instruments	(83,013)
Exercise of Private Warrants	—
Balance at September 30, 2021	$195,952

Balance at December 31, 2019	$111,813
Mark to market adjustment on financial instruments	55,632
Exercise of Private Placement Warrants	—
Balance at March 31, 2020	$167,445
Mark to market adjustment on financial instruments	23,790
Exercise of Private Warrants	—
Balance at June 30, 2020	$191,235
Mark to market adjustment on financial instruments	144,753
Exercise of Private Warrants	—
Balance at September 30, 2020	$335,988

The following table provides a summary of the Company’s assets and liabilities that were recognized at fair value on a recurring basis as at September 30, 2021 and December 31, 2020:

	September 30, 2021
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Forward contracts asset	$—	$15	$—	$15
Employee phantom share receivable asset	—	148,334	—	148,334
	—	148,349	—	148,349
Liabilities
Warrant liability	—	—	195,952	195,952
Employee phantom share liability - current	—	147,744	—	147,744
Employee phantom share liability - non-current	—	14,234	—	14,234
Forward contracts liability	—	4,626	—	4,626
Interest rate swap liability	—	2,651	—	2,651
Total	$—	$169,255	$195,952	$365,207

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
Right of Use Asset — The guidance in ASC 360-10 requires three steps to identify, recognize and measure the impairment of a long-lived asset (asset group) to be held and used. The Company evaluates whether there are indicators of impairment present (i.e., whether there are any events or changes in circumstances that indicate that the carrying amount of the long-lived asset (group) might not be recoverable, including the ceased use of the leased property). The Company performs tests for recoverability and if indicators of impairment are present, the Company perform a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the long-lived asset (asset group) in question to the carrying amount of the long-lived asset (asset group). If the undiscounted cash flows used in the test for recoverability are

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
less than the carrying amount of the long-lived asset (asset group), the Company determines the fair value of the long-lived asset (asset group) and recognizes an impairment loss if the carrying amount of the long-lived asset (asset group) exceeds its fair value. For the nine months ended September 30, 2021, an impairment charge was recorded where the carrying value of the operating lease right of use asset was reduced by $60,232, which are non-cash charges. Additionally, the Company incurred $166 and $745 in lease termination fees during the three months ended September 30, 2021 and 2020, respectively, and $3,270 and $882 during the nine months ended September 30, 2021 and 2020, respectively. Fair value assumptions including sublease probabilities and the present value factor were used in the impairment calculation.

Note 12: Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities, consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Employee phantom share plan liability (1)	$147,744	$193,162
Contingent stock liability (2)	—	130,594
Employee related accruals (3)	81,177	98,481
Accrued professional fees (4)	50,403	67,628
Accrued legal liability (5)	79,346	—
Tax related accruals (6)	37,052	45,119
Other accrued expenses and other current liabilities (7)	196,999	181,372
Total accrued expenses and other current liabilities	$592,721	$716,356

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
(4)Professional and outside service-related fees include accrued legal fees, audit fees, outside services, technology, and contractor fees.
(5)Comprised of accrued estimated legal costs of $10,346 and probable claim reserves of $69,000. See Note 22 - Commitments and Contingencies for further information with respect to the probable claim reserves.
(6)Tax related accruals include value-added tax payable and other current taxes payable.
(7)Includes current liabilities due to customers, royalty accruals, interest payable, and a collection of miscellaneous other current liabilities.

Note 13: Pension and Other Post‑Retirement Benefits

The components of net periodic benefit cost changes in plan assets and benefit obligations recognized as follows:

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

	Three Months Ended September 30,
	2021	2020
Service cost	$368	$226
Interest cost	82	79
Expected return on plan assets	(52)	(40)
Amortization of actuarial gains	(4)	(19)
Net periodic benefit cost	$394	$246

	Nine Months Ended September 30,
	2021	2020
Service cost	$1,104	$661
Interest cost	246	235
Expected return on plan assets	(156)	(118)
Amortization of actuarial gains	(12)	(57)
Net periodic benefit cost	$1,182	$721

Interest cost and expected return on plan assets are recorded in Interest expense, net on the accompanying Interim Condensed Consolidated Statements of Operations.

Note 14: Debt
The following is a summary of the Company’s debt:

		September 30, 2021		December 31, 2020
Type	Maturity	Effective Interest Rate	Carrying Value	Effective Interest Rate	Carrying Value
Senior Notes (2029)	2029	4.875%	$921,399	—%	$—
Senior Secured Notes (2028)	2028	3.875%	921,177	—%	—
Senior Secured Notes (2026)	2026	4.500%	700,000	4.500%	700,000
Term Loan Facility (2026)	2026	3.598%	2,825,950	3.626%	2,847,400
Revolving Credit Facility	2024	—%	—	—%	—
Total debt outstanding			5,368,526		3,547,400
Debt issuance costs			(50,528)		(51,309)
Term Loan Facility, discount			(8,793)		(9,591)
Short-term debt, including current portion of long-term debt			(1,865,627)		(28,600)
Long-term debt, net of current portion and debt issuance costs			$3,443,578		$3,457,900
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

With respect to the credit facilities, the Company may be subject to certain negative covenants, including either a fixed charge coverage ratio, total first lien net leverage ratio, or total net leverage ratio if certain conditions are met. As of September 30, 2021, the company was not required to perform these covenants as we are in compliance with the conditions for the credit facilities.
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
As of September 30, 2021, letters of credit totaling $7,714 were collateralized by the Revolving Credit Facility. Notwithstanding the Revolving Credit Facility, as of September 30, 2021 the Company had an unsecured corporate guarantee outstanding for $10,644 and cash collateralized letters of credit totaling $1,551, all of which were not collateralized by the Revolving Credit Facility. The Company did not have any borrowings against the Revolving Credit Facility as of September 30, 2021 and December 31, 2020, to support current operations.
Senior Unsecured Notes (2029) and Senior Secured Notes (2028)
In June 2021, we issued a private placement offering of $1,000,000 in aggregate principal amount of Senior Secured Notes due June 30, 2028 (the " Old Secured Notes") and $1,000,000 in aggregate principle amount of Senior Notes due June 30, 2029 (the "Old Unsecured Notes" and, together with the Old Secured Notes, the "Old Notes") bearing interest at a rate of 3.875% and 4.875% per annum, respectively. The interest is payable semi-annually to holders of record on June 30 and December 30 of each year, commencing on December 30, 2021. The Notes were issued by Clarivate Science Holdings Corporation (the "Issuer"), an indirect wholly-owned subsidiary of Clarivate.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
In August 2021, we (i) exchanged all of the outstanding, validly tendered and not withdrawn Old Secured Notes for the newly-issued 3.875% Senior Secured Notes due 2028 (the “New Secured Notes”), and (ii) exchanged all of the outstanding, validly tendered and not withdrawn Old Unsecured Notes for the newly-issued 4.875% Senior Unsecured Notes due 2029 (the “New Unsecured Notes” and, together with the New Secured Notes, the “New Notes”). The initial aggregate principal amount of the New Notes is equal to the aggregate principal amount of Old Notes that were validly tendered and not validly withdrawn for exchange, and that were accepted by the Issuer. The offers to exchange are referred to herein as the “Exchange Offers.” Pursuant to the Exchange Offers, the aggregate principal amounts of the Old Notes set forth as follows were validly tendered and not validly withdrawn, and were accepted by the Issuer and subsequently cancelled: (i) $921,177 aggregate principal amount of Old Secured Notes; and (ii) $921,399 aggregate principal amount of Old Unsecured Notes. Following such cancellation, (i) $78,823 aggregate principal amount of Old Secured Notes remained outstanding; and (ii) $78,601 aggregate principal amount of Old Unsecured Notes remained outstanding. The Issuer redeemed such remaining outstanding Old Secured Notes and Old Unsecured Notes at 100% of the principal amount thereof plus accrued and unpaid interest from June 24, 2021 to the redemption date in August 2021. In connection with the settlement of the Exchange Offers, the Issuer (i) issued $921,177 aggregate principal amount of its New Secured Notes; and (ii) issued $921,399 aggregate principal amount of its New Unsecured Notes. The interest is payable semi-annually to holders of record on June 30 and December 30 of each year, commencing on December 30, 2021. The exchange was treated as a debt modification in accordance with Accounting Standards Codification 470, Debt ("ASC 470").
We intend to use the net proceeds to finance a portion of the purchase price for the ProQuest acquisition, which we announced on May 17, 2021, and to pay related fees and expenses. Concurrently with the settlement of the Exchange Offers the Issuer deposited (or caused to be deposited) an amount in cash equal to the aggregate principal amount of the New Notes of each series into segregated escrow accounts. If the escrow conditions (which include conditions relating to the consummation of the ProQuest acquisition) are not satisfied on or prior to April 29, 2022, or if it is otherwise determined that any of the applicable escrow release conditions will not be satisfied, the New Notes will be redeemed at a price equal to 100% of the principal amount of the New Notes, plus accrued and unpaid interest, if any, from June 24, 2021 (the "Issue Date" of the Old Notes), or, if an interest payment has been made on New Notes, from the most recent interest payment date, up to, but excluding, the date of such special mandatory redemption. Prior to closing of the ProQuest acquisition, the New Notes are not guaranteed, but have been secured by a first-priority security interest in the escrow accounts.
Upon consummation of the ProQuest acquisition, the New Notes will be guaranteed on a joint and several basis by each of Clarivate’s indirect subsidiaries that is an obligor or guarantor under Clarivate’s existing credit facilities and senior secured notes due 2026. The New Secured Notes will be secured on a first-lien pari passu basis with borrowings under the existing credit facilities and senior secured notes, and the New Unsecured Notes will be the Issuer’s and such guarantors’ unsecured obligations. At this time, the debt will be reclassified as Long-term debt on our Condensed Consolidated Balance Sheet and the amount released from escrow as Cash and cash equivalents.
The carrying value of the Company’s variable interest rate debt, excluding unamortized debt issuance costs, approximates fair value due to the short-term nature of the interest rate benchmark rates. The fair value of the fixed rate debt is estimated based on market observable data for debt with similar prepayment features. The fair value of the Company’s debt was $5,404,344 and $3,574,282 at September 30, 2021 and December 31, 2020, respectively. The debt is considered a Level 2 liability under the fair value hierarchy.

Note 15: Revenue
Disaggregated Revenues
The tables below show the Company’s disaggregated revenue for the periods presented:

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

	Three Months Ended September 30,
	2021	2020
Subscription revenues	$246,467	$222,069
Transactional revenues	85,354	64,398
Re-occurring revenues	110,368	—
Total revenues, gross	442,189	286,467
Deferred revenues adjustment (1)	(72)	(2,107)
Total revenues, net	$442,117	$284,360

(1) Reflects the deferred revenue adjustment as a result of purchase accounting.

	Nine Months Ended September 30,
	2021	2020
Subscription revenues	$725,121	$631,873
Transactional revenues	259,300	174,000
Re-occurring revenues	336,236	—
Total revenues, gross	1,320,657	805,873
Deferred revenues adjustment (1)	(4,465)	(7,421)
Total revenues, net	$1,316,192	$798,452
(1) Reflects the deferred revenue adjustment as a result of purchase accounting.
Contract Balances

	Accounts receivable, net	Current portion of deferred revenues	Non-current portion of deferred revenues
Opening (1/1/2021)	$737,733	$707,318	$41,399
Closing (09/30/2021)	610,755	579,935	44,934
(Increase)/decrease	$126,978	$127,383	$(3,535)

Opening (1/1/2020)	$333,858	$407,325	$19,723
Closing (09/30/2020)	238,638	326,098	24,080
(Increase)/decrease	$95,220	$81,227	$(4,357)
The amount of revenue recognized in the period that was included in the opening deferred revenues balances was $485,682 and $339,589 for the nine months ended September 30, 2021 and 2020, respectively. This revenue consists primarily of subscription revenues.
Transaction Price Allocated to the Remaining Performance Obligation
As of September 30, 2021, approximately $78,124 of revenue is expected to be recognized in the future from remaining performance obligations, excluding contracts with duration of one year or less. The Company expects to recognize revenue on approximately 52.8% of these performance obligations over the next 12 months. Of the remaining 47.2%, 23.6% is expected to be recognized within the following year, 17.5% is expected to be recognized within three to five years, with the final 6.2% expected to be recognized within six to ten years.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

Note 16: Shareholders’ Equity
Pre-2019 Transaction
In March 2017, the Company formed the Management Incentive Plan under which certain employees of the Company may be eligible to purchase shares of the Company. In exchange for each share purchase subscription, the purchaser is entitled to a fully vested right to an ordinary share. Additionally, along with a subscription, employees receive a corresponding number of options to acquire additional ordinary shares subject to five years vesting. See Note 17 - Employment and Compensation Arrangements for additional detail related to the options. There were no share subscriptions received prior to or following the close of the 2019 Transaction for the three and nine months ended September 30, 2021.
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
In June 2019, the Company formed the 2019 Incentive Award Plan under which employees of the Company may be eligible to purchase shares of the Company. See Note 17 - Employment and Compensation Arrangements for additional detail related to the 2019 Incentive Award Plan. In exchange for each share subscription purchased, the purchaser is entitled to a fully vested right to an ordinary share. At September 30, 2021 there were unlimited shares of ordinary stock authorized, and 639,750,620 shares issued and outstanding, with a par value of $0.00. The Company did not hold any shares as treasury shares as of September 30, 2021 or December 31, 2020. The Company’s ordinary stockholders are entitled to one vote per share.
Warrants
Upon consummation of the 2019 Transaction, the Company had warrants outstanding to purchase an aggregate of 52,800,000 ordinary shares. Each outstanding whole warrant of Churchill represented the right to purchase one ordinary share of the Company in lieu of one share of Churchill ordinary stock upon closing of the 2019 Transaction. During the period January 1, 2020 through February 21, 2020, 24,132,666 of the Company’s outstanding public warrants were exercised for one ordinary share per whole public warrant at a price of $11.50 per share. On February 20, 2020, we announced the redemption of all of our outstanding public warrants to purchase our ordinary shares that were issued as part of the units sold in the Churchill Capital Corp initial public offering. As of December 31, 2020, no public warrants were outstanding.
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

MCPS Offering
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

In July 2021, the Company's board of directors declared a quarterly dividend of approximately $1.12 per share on its 5.25% Series A Mandatory Convertible Preferred Shares, payable on September 1, 2021 to shareholders of record at the close of business on August 15, 2021. As permitted by the Statement of Rights governing its 5.25% Series A Mandatory Convertible Preferred Shares, such dividend was paid by delivery of ordinary shares (other than $1 paid in cash in lieu of any fractional ordinary share). The number of ordinary shares deliverable in respect of such dividend was 664,730, which was determined based on the average volume-weighted average price per ordinary shares over the five consecutive trading day period ending on, and including, the trading day prior to September 1, 2021, which had a value of $16,141. As of September 30, 2021, we recognized $6,289 of accrued preferred share dividends within accrued expenses and other current liabilities. While the dividends on the MCPS are cumulative, they will not be paid until declared by the Company’s board of directors. If no dividends are declared and paid, they will continue to accumulate as the agreement contains a backstop to it being paid even if never declared by the board.

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

Share Repurchase Program and Share Retirements

In August 2021, the Company's board of directors authorized a share repurchase program allowing the Company to purchase up to $250,000 of its outstanding ordinary shares, subject to market conditions. During the three months ended September

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
30, 2021, the Company purchased 2,599,700 shares for a total of $65,215. As of September 30, 2021, the Company had approximately $184,785 of availability remaining under this program.

In September 2021, the Company retired the 2,599,700 shares repurchased during the three months ended September 30, 2021 and restored them to authorized but unissued ordinary shares. The retired treasury shares had a carrying value of $65,215. Upon formal retirement and in accordance with Financial Accounting Standards Board's Accounting Standards Codification ("ASC") Topic 505, Equity, the Company reduced our ordinary shares account by the carrying amount of the treasury shares. The share repurchase program was suspended temporarily due to the secondary offering in September 2021.

Note 17: Employment and Compensation Arrangements
Employee Incentive Plans
Prior to the 2019 Transaction, the Company operated under its 2016 Equity Incentive Plan, which provided for certain employees of the Company to be eligible to participate in equity ownership in the Company. On May 8, 2019, in anticipation of the 2019 Transaction, the Board adopted the 2019 Incentive Award Plan, which was an amendment, restatement and continuation of the 2016 Equity Incentive Plan. Upon closing of the 2019 Transaction, awards under the 2016 Equity Incentive Plan were converted using the exchange ratio established during the 2019 Transaction and assumed into the 2019 Incentive Award Plan (See Note 4 - Business Combinations). The 2019 Incentive Award Plan permits the granting of awards in the form of incentive stock options, non-qualified stock options, share appreciation rights, restricted shares, restricted share units and other stock-based or cash-based awards. Equity awards may be issued in the form of restricted shares or restricted share units with dividend rights or dividend equivalent rights subject to vesting terms and conditions specified in individual award agreements. The Company’s Management Incentive Plan provides for employees of the Company to be eligible to purchase shares of the Company. See Note 16 - Shareholders’ Equity for additional information.
A maximum aggregate amount of 60,000,000 ordinary shares are reserved for issuance under the 2019 Incentive Award Plan. Equity awards under the 2019 Incentive Award Plan may be issued in the form of options to purchase shares of the Company which are exercisable upon the occurrence of conditions specified within individual award agreements. As of September 30, 2021 and December 31, 2020, 41,271,255 and 42,785,926, respectively, awards have not been granted.
Total share-based compensation expense, inclusive of cash and non-cash expense, included in the Consolidated Statements of Operations amounted to $11,997 and $6,796 for the three months ended September 30, 2021 and 2020, respectively, and $38,518 and $31,121 for the nine months ended September 30, 2021 and 2020, respectively. The total associated tax benefits recognized amounted to $1,027 and $0 for the three months ended September 30, 2021 and 2020, respectively, and $6,862 and $0 for the nine months ended September 30, 2021 and 2020, respectively.
In the nine months ended September 30, 2021 and 2020, the Company recognized additional Share-based compensation expense related to the modification of certain awards under the 2019 Incentive Award Plan. As of September 30, 2021 and December 31, 2020, there was no unrecognized compensation cost related to outstanding stock options.
Stock Options
The Company’s stock option activity is summarized below:

	Number of Options	Weighted Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at December 31, 2020	7,860,618	$12.95	6.2	$131,956
Granted	—	—	0	—
Expired	—	—	0	—
Forfeited	—	—	0	—
Exercised	(2,745,966)	12.12	0	(39,737)
Outstanding as of September 30, 2021	5,114,652	$13.40	5.6	$45,015
Vested and exercisable at September 30, 2021	5,114,652	$13.40	5.6	$45,015

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
The aggregate intrinsic value in the table above represents the difference between the Company’s most recent valuation and the exercise price of each in-the-money option on the last day of the period presented. 328,531 and 4,068,307 stock options were exercised in the three months ended September 30, 2021 and 2020, respectively, and 2,745,966 and 11,507,094 stock options were exercised during the nine months ended September 30, 2021 and 2020, respectively. The total intrinsic value of stock options exercised was approximately $39,737 and $141,143 during the nine months ended September 30, 2021 and 2020, respectively.
The Company accounts for awards issued under the 2019 Incentive Award Plan as additional contributions to equity. Share-based compensation includes expense associated with stock option grants which is estimated based on the grant date fair value of the award issued.
The Company uses the Black-Scholes option pricing model to estimate the fair value of options granted. The Black-Scholes model considers the fair value of an ordinary share and the contractual and expected term of the stock option, expected volatility, dividend yield, and risk-free interest rate. Prior to becoming a public company, the fair value of the Company’s ordinary shares were determined utilizing an external third-party pricing specialist.
The contractual term of the option ranges from one year to ten years. Expected volatility is the average volatility over the expected terms of comparable public entities from the same industry. The risk-free interest rate is based on a treasury rate with a remaining term similar to the contractual term of the option. The Company is recently formed and at this time does not expect to distribute any dividends to the holders of the Company's ordinary shares. The Company recognizes forfeitures as they occur.

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

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2020	1,810,546	$19.30
Granted	2,856,222	24.11
Vested	(571,617)	$21.03
Forfeited	(438,225)	23.45
Outstanding as of September 30, 2021	3,656,926	$23.68
The total fair value of RSUs that vested during the three months ended September 30, 2021 and 2020 was $2,525 and $76, respectively, and $12,021 and $2,996 during the nine months ended September 30, 2021 and 2020, respectively.

Performance Stock Units (“PSUs”)

The Company began granting PSUs (the "Original PSUs") to certain members of management on April 1, 2020 under the 2019 Incentive Award Plan. The Original PSUs typically vest over three years and are subject to performance conditions with a modifier of relative TSR as compared to the S&P 500 for vesting. The fair value of the PSUs is based on the fair value of our ordinary shares on the date of grant and valued using a Monte Carlo simulation. In years one and two of the three year vesting period, it was not possible to predict the likelihood of achieving the target and therefore, the performance condition was deemed not probable as of September 30, 2021. Accordingly, no compensation expense was recognized for the three and nine months ended September 30, 2021.

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
The Company made a one-time grant of additional PSUs to certain key employees, including its named executive officers on December 17, 2020 under the 2019 Incentive Award Plan. The PSUs are eligible to vest based upon Clarivate’s three-year total shareholder return (“TSR”) as compared to the TSR of the S&P 500 for the same period (the “TSR PSUs”). The TSR PSUs cover the period from January 1, 2020 to December 31, 2022 and have a payout range of 0% to 120% of target. The TSR PSU grants vest over three years and are subject to market conditions for vesting. The probability of achieving the market conditions are incorporated into the fair value of the award, and related expense is recognized over the vesting period. The fair value of the PSUs is based on the fair value of our ordinary shares on the date of grant and valued using a Monte Carlo simulation. Accordingly, the Company recognized $790 and $3,048 of compensation expense for the three and nine months ended September 30, 2021. In the event that the Original PSUs vest, the TSR PSUs will be forfeited.

On March 1, 2021, May 15, 2021, and August 15, 2021 the Company granted 499,141, 28,577, and 38,178 PSUs, respectively, to key employees under the 2019 Incentive Award Plan. These PSUs are eligible to vest based on Clarivate's three-year total shareholder return ("TSR") as compared to the TSR of the S&P 500 for the same period as well as the Company's performance against forecasted results. These PSUs cover from January 1, 2021 through December 31, 2023 and have a payout range of 0% to 200%. These PSUs vest over three years and are subject to market conditions. The probability of achieving the market conditions are incorporated into the fair value of the award, and related expense is recognized over the vesting period. The fair value of the PSUs is based on the fair value of our ordinary shares on the date of grant and valued using a Monte Carlo simulation. Accordingly, the Company recognized $306 and $741 of compensation expense for the three and nine months ended September 30, 2021.

	Number of Shares (1)	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2020	873,325	$25.84
Granted	565,896	23.70
Vested	(5,633)	32.50
Forfeited	(128,642)	24.43
Outstanding as of September 30, 2021	1,304,946	$25.02
(1) The PSUs number of shares are at grant amount and are not reflective of the maximum shares that may ultimately be issued, if any.
Warrants
In connection with the acquisition of Churchill Capital Corp consummated on May 13, 2019, the Company had warrants outstanding for certain individuals to purchase an aggregate of 52,800,000 ordinary shares with an exercise price of $11.50 per share, consisting of 34,500,000 public warrants and 18,300,000 Private Placement Warrants. As of December 31, 2020, no public warrants were outstanding. On January 21, 2021, one warrant holder exercised warrants for 212,174 ordinary shares through a cashless redemption in which 80,610 shares were withheld to cover the exercise price. The net impact of the redemption was an issuance of 131,564 shares. As of September 30, 2021, there were 17,813,826 ordinary shares outstanding for Private Placement Warrants.

The following table summarizes the changes in Private Placement Warrant shares outstanding as of September 30, 2021 and September 30, 2020.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

	Number of Shares	Weighted Average Fair Value per Share
Outstanding at December 31, 2019	18,300,000	$6.11
Exercise of Private Placement Warrants	—	—
Outstanding at September 30, 2020	18,300,000	$18.36

Outstanding at December 31, 2020	18,026,000	$17.35
Exercise of Private Placement Warrants	(212,174)	16.93
Outstanding at September 30, 2021	17,813,826	$11.00

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
In considering the terms of the transaction related awards, the Company notes that the time-based vesting restrictions were not conditioned on any continuing or future service of the holders to the Company, and reflect “lock-up” periods of the issuable shares. Further, the above mentioned performance-based restrictions were considered market conditions pursuant to ASC 718, and are contemplated in the value of the awards. As such vesting restrictions were contemplated in conjunction with the granting of the merger shares (See Note 16 - Shareholders’ Equity), the Company considered such terms of the total basket of transaction awards in determination of the fair value of the awards. As no continued or future service was required by the holders of such awards, the Company recognized compensation expense in the second quarter of 2019 based on the fair value of such awards upon closing of the 2019 Transaction. The Company recognized $25,013 expense, net in Share-based compensation expense as of the date of the 2019 Transaction in accordance with the issuance of the merger shares offset by the addition of vesting terms to certain ordinary shares and warrants, as described above. The expense included the increases in value of $48,102 for the granting of merger shares, the increase in value of $1,193 for ordinary shares with only time vesting conditions, and the increase in value of shares purchased by the Founders immediately prior to the transaction of $4,411, all offset by the reduction in value of $9,396 for ordinary shares with performance vesting condition of $15.25, the reduction in value of $13,101 for ordinary shares with performance vesting condition of $17.50 and the reduction in value of $6,297 related to warrants. Pursuant to the Sponsor Agreement, certain founders of Churchill Capital Corp purchased an aggregate of 1,500,000 shares of Class B ordinary stock of Churchill immediately prior to the closing of the 2019 Transaction for an aggregate purchase price of $15,000.
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

Note 18: Income Taxes
During the three months ended September 30, 2021 and 2020, the Company recognized an income tax provision of $3,579 on income before income tax of $26,891 and $4,325 on loss before income tax of $177,661, respectively. During the nine months ended September 30, 2021 and 2020, the Company recognized an income tax provision of $18,016 on loss before income tax of $64,836 and $13,693 on loss before income tax of $323,207, respectively. The tax provision in each period three and nine months ended September 30, 2021 and 2020, respectively, reflects the mix of taxing jurisdictions in which pre-tax profits and losses were recognized.

Note 19: Earnings Per Share
Basic net earnings per ordinary share from continuing operations (“EPS”) is calculated by taking Income (loss) available to ordinary stockholders divided by the weighted average number of ordinary shares outstanding for the applicable period. Diluted net EPS is computed by taking net earnings divided by the weighted average number of ordinary shares outstanding increased by the number of additional shares which have a dilutive effect. The Company was in a net income position for the three months ended September 30, 2021. Certain potentially dilutive instruments were determined to be anti-dilutive and

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
excluded from the dilutive calculation for the three months ended September 30, 2021. Due to the Company being in a loss position during the nine months ended September 30, 2021, all potentially dilutive instruments were seen to be anti-dilutive and excluded from the dilutive calculation for the nine months ended September 30, 2021.

Potential ordinary shares of 27,575,398 and 31,871,520 of Private Placement Warrants, options, RSUs, and PSUs related to the 2019 Incentive Award Plan were excluded from diluted EPS for the nine months ended September 30, 2021 and three and nine months ended September 30, 2020, respectively, as the Company had a net loss and their inclusion would have been anti-dilutive or their performance metric was not met. Potential ordinary shares of 17,813,826 of Private Placement Warrants, 3,294,188 of RSUs, and 415,969 of PSUs were excluded from diluted EPS for the three months ended September 30, 2021 as their inclusion would have been anti-dilutive. See Note 16 - Shareholders’ Equity and Note 17 - Employment and Compensation Arrangements for additional information.
The potential dilutive effect of our MCPS outstanding during the period was calculated using the if-converted method assuming the conversion as of the earliest period reported or at the date of issuance, if later. The resulting ordinary shares related to our MCPS are not included in the dilutive weighted-average ordinary shares outstanding calculation for the nine months ended September 30, 2021 as their effect would be anti-dilutive given the net loss incurred in the period. Ordinary shares of 46,073,718 were excluded from diluted EPS for the three months ended September 30, 2021 as their inclusion would have been anti-dilutive.
The basic and diluted EPS computations for our ordinary shares are calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,
	2021	2020 (As Restated)
Basic/Diluted EPS
Net income (loss) available to ordinary stockholders	$23,312	$(181,986)
Dividends on preferred shares	(22,431)	—
Net income (loss) attributable to ordinary shares	$881	$(181,986)

Basic weighted-average number of ordinary shares outstanding	640,834,827	387,845,438
Basic EPS	$—	$(0.47)

Effects of Dilutive Securities
Options	5,098,686	—
Diluted weighted-average number of ordinary shares outstanding	645,933,513	387,845,438
Diluted EPS	$—	$(0.47)

	Nine Months Ended September 30,
	2021	2020 (As Restated)
Basic/Diluted EPS
Net loss	$(82,852)	$(336,900)
Dividends on preferred shares	(22,431)	—
Net loss attributable to ordinary shares	$(105,283)	$(336,900)

Basic weighted-average number of ordinary shares outstanding	622,460,931	369,019,802
Basic EPS	$(0.17)	$(0.91)

Diluted weighted-average number of ordinary shares outstanding	622,460,931	369,019,802
Diluted EPS	$(0.17)	$(0.91)

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
Note 20: Other Operating Income (Expense), Net

Other operating income (expense), net, consisted of the following for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020
Net foreign exchange gain (loss)	$427	$(3,550)
Miscellaneous (expense) income, net	(4,838)	3,412
Other operating (expense), net	$(4,411)	$(138)

	Nine Months Ended September 30,
	2021	2020
Net foreign exchange (loss) gain	$(15,387)	$10,373
Miscellaneous (expense) income, net	(4,354)	4,302
Other operating (expense) income, net	$(19,741)	$14,675

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

Science: The Science segment consists of our Academic, Life Sciences and Healthcare Product Lines. Both provide curated, high-value, structured information and consulting services that is delivered and embedded into the workflows of our customers, which include research-intensive corporations, life science organizations and universities world-wide.

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

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
The following table summarizes revenue by reportable segment for the periods indicated:

	Three Months Ended September 30,
	2021	2020
Science Segment	$200,821	$188,701
Intellectual Property Segment	241,296	95,659
Total Revenues	$442,117	$284,360

	Nine Months Ended September 30,
	2021	2020
Science Segment	$594,380	$514,774
Intellectual Property Segment	721,812	283,678
Total Revenues	$1,316,192	$798,452
Adjusted EBITDA by segment

The following table presents segment profitability and a reconciliation to net income for the periods indicated:

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

	Three Months Ended September 30,
	2021	2020 (As Restated)
Science Segment Adjusted EBITDA	$113,771	$83,310
Intellectual Property Segment Adjusted EBITDA	76,225	24,897
Total Adjusted EBITDA	$189,996	$108,207
(Provision) benefit for income taxes	(3,579)	(4,325)
Depreciation and amortization	(130,683)	(68,614)
Interest, net	(65,194)	(20,244)
Deferred revenues adjustment	(72)	(2,107)
Transaction related costs	(11,851)	(34,938)
Share-based compensation expense	(11,997)	(6,796)
Restructuring and impairment	(15,621)	(3,192)
Mark to market adjustment on financial instruments	83,013	(144,753)
Other	(10,700)	(5,224)
Net income (loss)	$23,312	$(181,986)
Dividends on preferred shares	(22,431)	—
Net income (loss) attributable to ordinary shares	$881	$(181,986)

	Nine Months Ended September 30,
	2021	2020 (As Restated)
Science Segment Adjusted EBITDA	$305,119	$226,551
Intellectual Property Segment Adjusted EBITDA	238,696	59,997
Total Adjusted EBITDA	$543,815	$286,548
Provision for income taxes	(18,016)	(13,693)
Depreciation and amortization	(392,513)	(176,200)
Interest, net	(141,156)	(72,306)
Deferred revenues adjustment	(4,465)	(7,421)
Transaction related costs	1,599	(70,154)
Share-based compensation expense	(38,518)	(31,121)
Restructuring and impairment	(121,988)	(26,792)
Mark to market adjustment on financial instruments	113,207	(224,175)
Other	(24,817)	(1,586)
Net loss	$(82,852)	$(336,900)
Dividends on preferred shares	(22,431)	—
Net loss attributable to ordinary shares	$(105,283)	$(336,900)

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

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

From time to time, we are involved in litigation in the ordinary course of our business, including claims or contingencies that may arise related to matters occurring prior to our acquisition of businesses. At the present time, primarily because the matters are generally in early stages, we can give no assurance as to the outcome of any pending litigation to which we are currently a party, and we are unable to determine the ultimate resolution of these matters or the effect they may have on us. Our best estimate of the Company's potential liability for the larger legal claims is $69,000, which includes estimated legal costs and accrued interest. As of September 30, 2021, information was evaluated that led us to conclude that it is probable that insurance will cover the legal expenses related to one of our larger legal claims and a loss recovery asset of $2,290 was recorded, half within the Other current assets line item and half within the Other non-current assets line item within the Condensed Consolidated Balance Sheet. To date, $147 of the loss recovery asset has been recognized, $130 in relation to the Other current assets line item and $17 in relation to the Other non-current assets line item in the Condensed Consolidated Balance Sheet. The recorded probable loss is an estimate and the actual costs arising from our litigation could be materially lower or higher. We do not expect the outcome of such proceedings to have a material adverse effect on our results of operations or financial condition. We have and will continue to vigorously defend ourselves against these claims. We maintain appropriate insurance that we expect is likely to provide coverage for some of these liabilities or other losses that may arise from these litigation matters.

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
In conjunction with the acquisition of Kopernio, the Company paid former shareholders $2,184 during the nine months ended September 30, 2020, due to the achievement of certain milestones and performance metrics. As a result of the payment, no further obligations exist as of December 31, 2020.
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

As of September 30, 2021, there were no outstanding contingent liabilities.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

ProQuest Acquisition Contingent Fees

Upon consummation of the acquisition of ProQuest, which we announced on May 17, 2021, the Company agreed to pay 46,910,923 of our ordinary shares to the sellers to fund a portion of the estimated purchase price.

Additionally, certain payments are contingent upon the consummation of the ProQuest acquisition, including $25,336 associated with the discount on debt for the underwriter's fee, which once incurred, will be netted against the balance of funds received, as well as $83,250 of transaction-related fees.

MCPS Dividends

As noted in Note 16 - Shareholders’ Equity, dividends on our convertible preferred shares will be payable on a cumulative basis when, as and if declared by our board of directors, or an authorized committee of our board of directors, at an annual rate of 5.25% of the liquidation preference of $100.00 per share. Refer to Note 16 - Shareholder's Equity for further details.

Note 23: Related Party and Former Parent Transactions
The Company had an outstanding liability of $9 and $4 to Onex as of September 30, 2021 and December 31, 2020, respectively.
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
Two controlled affiliates of Baring are vendors of ours. Total expenses incurred for these vendors were $207 and $259 for the three months ended September 30, 2021 and 2020, respectively, and $675 and $519 for the nine months ended September 30, 2021 and 2020, respectively. The Company had an outstanding liability of $150 and $237 as of September 30, 2021 and December 31, 2020, respectively.
A controlled affiliate of Onex is a customer of ours. The net revenue from this customer during the period was $395 and $600 for the three months ended September 30, 2021 and 2020, respectively, and $1,203 and $1,536 for the nine months ended September 30, 2021 and 2020, respectively. The Company had an outstanding receivables of $745 and $0 as of September 30, 2021 and December 31, 2020.
Three controlled affiliates of Leonard Green & Partners, L.P. are customers of ours. The net revenue from these customers during the period was $32, $9,945 and $55 for the three months ended September 30, 2021 and $95, $30,591 and $125 for the nine months ended September 30, 2021. The Company had an outstanding receivable of $0, $69,431 and $0 as of September 30, 2021 and $31, $54,656 and $264 as of December 31, 2020. These customers were not a related party for the three and nine months ended September 30, 2020.
Three controlled affiliates of Leonard Green & Partners, L.P. are vendors of ours. Total expenses incurred for these vendors were $346, $7,573 and $2,096 for the three months ended September 30, 2021 and $974, $23,058 and $4,077 for the nine months ended September 30, 2021. The Company had an outstanding liability of $13, $0 and $0 as of September 30, 2021 and $0, $0 and $1,995 as of December 31, 2020. These vendors were not a related party for the three and nine months ended September 30, 2020.
One of our independent directors has an immediate family member who is a member of management within one of Clarivate’s customers. Total revenue from the Customer was $273 and $546 for the three months ended September 30, 2021 and 2020, respectively, and $772 and $1,075 for the nine months ended September 30, 2021 and 2020, respectively. The Company had $0 and $100 outstanding receivables as of September 30, 2021 and December 31, 2020, respectively.

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

Note 24: Restructuring and Impairment
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
Operation Simplification and Optimization Program
During the fourth quarter of 2019, the Company approved restructuring actions designed to streamline our operations by simplifying our organization and focusing on two segments in planned phases. Restructuring charges included actions to reduce operational costs. Components of the pre-tax charges include $888 and $472 in severance costs and $(18) and $1,361 in other costs incurred during the three months ended September 30, 2021 and 2020, respectively. Costs incurred during the nine months ended September 30, 2021 and 2020 include $2,112 and $11,911 in severance costs and $393 and $10,198 in other costs. The Science and IP segments incurred $299 and $571 of the expense, respectively, during the three months ended September 30, 2021 and $873 and $1,631 during the nine months ended September 30, 2021, respectively. The table below summarizes the activity related to the restructuring reserves across each of Clarivate's cost-saving's programs.
DRG Acquisition Integration Program
During the second quarter of 2020, the Company approved restructuring actions designed to eliminate duplicative costs following the acquisition of DRG in planned phases. Restructuring charges included actions to reduce operational costs. Components of the pre-tax charges include $(43) and $1,210 in severance costs and $0 and $149 in other costs incurred during the three months ended September 30, 2021 and 2020, respectively. Costs incurred during the nine months ended September 30, 2021 and 2020 include $384 and $4,522 in severance costs and $75 and $161 in other costs. The Science and IP segments incurred $(15) and $(28) of the expense, respectively, during the three months ended September 30, 2021 and $162 and $298 during the nine months ended September 30, 2021, respectively. The table below summarizes the activity related to the restructuring reserves across each of Clarivate's cost-saving's programs.

CPA Global Acquisition Integration and Optimization Program
During the fourth quarter of 2020, the Company approved restructuring actions designed to eliminate duplicative costs following the acquisition of CPA Global and to streamline our operations simplifying our organization and reducing our leasing portfolio. Restructuring charges included actions to reduce operational costs. Components of the pre-tax charges include $50 and $0 in severance costs and $2,634 and $0 in other costs incurred during the three months ended September 30, 2021 and 2020, respectively. Costs incurred during the nine months ended September 30, 2021 and 2020 include $32,596 and $0 in severance costs and $72,170 and $0 in other costs. The Science and IP segments incurred $1,105 and $1,580 of the expense, respectively, during the three months ended September 30, 2021 and $37,280 and $67,486 during the nine months ended September 30, 2021. The table below summarizes the activity related to the restructuring reserves across each of Clarivate's cost-saving's programs.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
One Clarivate Program
During the second quarter 2021, the Company approved restructuring actions to streamline operations within targeted areas of the Company. The program will result in a reduction in operational costs, with the primary cost savings driver being from a reduction in workforce. Components of the pre-tax charges include $10,071 and $0 in severance costs and $1,731 and $0 in other costs incurred during the three months ended September 30, 2021 and 2020, respectively. Costs incurred during the nine months ended September 30, 2021 and 2020 include $12,115 and $0 in severance costs and $1,731 and $0 in other costs. The Science and IP segments incurred $4,271 and $7,532 of the expense, respectively, during the three months ended September 30, 2021 and $4,978 and $8,869 during the nine months ended September 30, 2021. The table below summarizes the activity related to the restructuring reserves across each of Clarivate's cost-saving's programs.

Restructuring Programs	Severance and Related Benefit Costs	Costs Associated with Exit and Disposal Costs (1)	Total
Reserve Balance as of December 31, 2019	$9,506	$—	$9,506
Expenses recorded	6,574	1,180	7,754
Payments made	(6,647)	—	(6,647)
Reserve Balance as of March 31, 2020	9,433	1,180	10,613
Expenses recorded	8,177	7,669	15,846
Payments made	(5,549)	(199)	(5,748)
Asset Impairment Charge	—	(4,908)	(4,908)
Reserve Balance as of June 30, 2020	$12,061	$3,742	$15,803
Expenses recorded	1,682	1,510	3,192
Payments made	(3,952)	(2,592)	(6,544)
Asset Impairment Charge	—	—	—
Reserve Balance as of September 30, 2020	$9,791	$2,660	$12,451

Reserve Balance as of December 31, 2020	$17,169	$4,475	$21,644
Expenses recorded	19,008	45,659	64,667
Payments made	(15,926)	(1,111)	(17,037)
Asset Impairment Charge	(1,409)	(40,806)	(42,215)
Reserve Balance as of March 31, 2021	$18,842	$8,217	$27,059
Expenses recorded	17,233	24,467	41,700
Payments made	(10,686)	(2,196)	(12,882)
Asset Impairment Charge	—	(20,584)	(20,584)
Reserve Balance as of June 30, 2021	$25,389	$9,904	$35,293
Expenses recorded	11,247	4,373	15,621
Payments made(2)	(13,749)	(1,973)	(15,722)
Asset Impairment Charge	—	(812)	(812)
Reserve Balance as of September 30, 2021	$22,887	$11,493	$34,380
(1) Relates primary to lease exit costs and legal and advisory fees.
(2) Severance and related benefit cost payments includes $(3,394) of non-cash adjustments, primarily related to the acceleration of stock based compensation awards.
The following table is a summary of charges incurred related to the Company's restructuring programs for the three and nine months ended September 30, 2021 and 2020.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

	Three Months Ended September 30,
	2021	2020
Severance and related benefit costs	$11,247	$1,682
Costs associated with exit and disposal activities (1)	3,369	655
Costs associated with lease exit costs including impairment (2)	1,005	855
Total restructuring and impairment	$15,621	$3,192

	Nine Months Ended September 30,
	2021	2020
Severance and related benefit costs	$47,488	$16,433
Costs associated with exit and disposal activities (1)	5,602	4,596
Costs associated with lease exit costs including impairment (2)	68,898	5,763
Total restructuring and impairment	$121,988	$26,792
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

In connection with the filing of this Quarterly Report on Form 10-Q, the Company has restated the accompanying interim Condensed Consolidated Financial Statements as of and for the quarter ended September 30, 2020 to correct for the impact of the misstatements. The applicable notes to the accompanying financial statements have also been corrected to reflect the impact of the restatement. Below, we have presented a reconciliation from the "As Originally Reported" to the "As Restated" amounts for each of our interim Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2020. The amounts "As Originally Reported" are from the "As Originally Reported" amounts as disclosed in Note 26 - Quarterly Financial Data (Unaudited) in the Amended Form 10-K.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

Interim Condensed Consolidated Statements of Operations (Unaudited)
	Three months ended September 30, 2020
	As Originally Reported	Reclassification (a)	Restatement Impacts	Restatement Reference	As Reclassified and Restated
Revenues, net	$284,360	$—	$—		$284,360
Operating expenses:
Cost of revenues	(91,805)	(1,749)	—		(93,554)
Selling, general and administrative costs	(91,319)	(40,207)	—		(131,526)
Share-based compensation expense	(6,796)	6,796	—		—
Depreciation	(2,918)	—	—		(2,918)
Amortization	(65,696)	—	—		(65,696)
Transaction expenses	(34,938)	34,938	—		—
Transition, integration and other related expenses	(222)	222	—		—
Restructuring and impairment	(3,192)	—	—		(3,192)
Other operating income, net	(138)	—	—		(138)
Total operating expenses	(297,024)	—	—		(297,024)
Loss from operations	(12,664)	—	—		(12,664)
Mark to market on financial instruments	—	—	(144,753)	(b)	(144,753)
Loss before interest expense and income tax	(12,664)	—	(144,753)		(157,417)
Interest expense and amortization of debt discount, net	(20,244)	—	—		(20,244)
Loss before income tax	(32,908)	—	(144,753)	(b)	(177,661)
Provision for income taxes	(4,325)	—	—		(4,325)
Net loss	$(37,233)	$—	$(144,753)	(b)	$(181,986)

Per share:
Basic and diluted	$(0.10)		$(0.37)		$(0.47)

Weighted average shares used to compute earnings per share:
Basic and diluted	387,845,438		387,845,438		387,845,438

(a) Reclassifications - The reclassifications are needed to conform to the current financial statement line items on the Condensed Consolidated Statements of Operations.
(b) Mark to market adjustment on financial instruments - The correction of these misstatements resulted in an adjustment of $(144,753) that was recorded through the Statement of Operations, increasing the Net loss for the three months ended September 30, 2020.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

Interim Condensed Consolidated Statements of Operations (Unaudited)
	Nine Months Ended September 30, 2020
	As Originally Reported	Reclassification (a)	Restatement Impacts	Restatement Reference	As Reclassified and Restated
Revenues, net	$798,452	$—	$—		$798,452
Operating expenses:
Cost of revenues	(265,063)	(3,551)	—		(268,614)
Selling, general and administrative costs	(266,749)	(101,498)	—		(368,247)
Share-based compensation expense	(31,121)	31,121	—		—
Depreciation	(8,151)	—	—		(8,151)
Amortization	(168,049)	—	—		(168,049)
Transaction expenses	(70,154)	70,154	—		—
Transition, integration and other related expenses	(3,774)	3,774	—		—
Restructuring and impairment	(26,792)	—	—		(26,792)
Other operating income, net	14,675	—	—		14,675
Total operating expenses	(825,178)	—	—		(825,178)
Loss from operations	(26,726)	—	—		(26,726)
Mark to market on financial instruments	—	—	(224,175)	(b)	(224,175)
Loss before interest expense and income tax	(26,726)	—	(224,175)		(250,901)
Interest expense and amortization of debt discount, net	(72,306)	—	—		(72,306)
Loss before income tax	(99,032)	—	(224,175)	(b)	(323,207)
Provision for income taxes	(13,693)	—	—		(13,693)
Net loss	$(112,725)	$—	$(224,175)	(b)	$(336,900)

Per share:
Basic and diluted	$(0.31)		$(0.61)		$(0.91)

Weighted average shares used to compute earnings per share:
Basic and diluted	369,019,802		369,019,802		369,019,802

(a) Reclassifications - The reclassifications are needed to conform to the current financial statement line items on the Condensed Consolidated Statements of Operations.
(b) Mark to market adjustment on financial instruments - The correction of these misstatements resulted in an adjustment of $(224,175) that was recorded through the Statement of Operations, increasing the Net loss for the nine months ended September 30, 2020.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
Interim Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three months ended September 30, 2020
	As Originally Reported	Restatement Impacts	As Restated
Net loss	$(37,233)	(144,753)	$(181,986)
Other comprehensive income (loss), net of tax:
Interest rate swaps	1,092	—	1,092
Defined benefit pension plans, net of tax	(15)	—	(15)
Foreign currency translation adjustment	9,359	—	9,359
Total other comprehensive loss, net of tax	10,436	—	10,436
Comprehensive loss	$(26,797)	$(144,753)	$(171,550)

	Nine Months Ended September 30, 2020
	As Originally Reported	Restatement Impacts	As Restated
Net loss	$(112,725)	$(224,175)	$(336,900)
Other comprehensive income (loss), net of tax:
Interest rate swaps	(2,052)	—	(2,052)
Defined benefit pension plans, net of tax	(57)	—	(57)
Foreign currency translation adjustment	1,795	—	1,795
Total other comprehensive loss, net of tax	(314)	—	(314)
Comprehensive loss	$(113,039)	$(224,175)	$(337,214)

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

Interim Condensed Consolidated Statement of Changes in Equity (Unaudited)

		Share Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Restatement Reference	Shares	Amount
Balance at December 31, 2019		306,874,115	$2,144,372	$(4,879)	$(890,894)	$1,248,599
Adjustment to opening Accumulated deficit related to adoption of ASC Topic 326		—	—	—	(9,319)	(9,319)
Exercise of public warrants (As Restated)		28,880,098	277,526	—	—	277,526
Exercise of stock options		3,715,455	1,182	—	—	1,182
Vesting of restricted stock units		169,842	—	—	—	—
Shares returned to the Company for net share settlements		(2,301,458)	(10,302)	—	—	(10,302)
Issuance of ordinary shares, net		27,600,000	539,714	—	—	539,714
Share-based award activity		—	16,384	—	—	16,384
Net loss (As Restated)	(c)	—	—	—	(129,633)	(129,633)
Other comprehensive income (loss)		—	—	(8,470)	—	(8,470)
Balance at March 31, 2020 (As Restated)	(c)	364,938,052	2,968,876	(13,349)	(1,029,846)	1,925,681
Exercise of stock options		3,723,332	—	—	—	—
Vesting of restricted stock units		2,528	—	—	—	—
Shares returned to the Company for net share settlements		(2,311,293)	(15,118)	—	—	(15,118)
Issuance of ordinary shares, net		20,982,500	304,030	—	—	304,030
Share-based award activity		—	4,322	—	—	4,322
Net loss (As Restated)	(c)	—	—	—	(25,281)	(25,281)
Other comprehensive income (loss)		—	—	(2,280)	—	(2,280)
Balance at June 30, 2020 (As Restated)	(c)	387,335,119	3,262,110	(15,629)	(1,055,127)	2,191,354
Exercise of stock options		4,068,307	125	—	—	125
Vesting of restricted stock units		2,459	—	—	—	—
Shares returned to the Company for net share settlements		(2,184,918)	(3,136)	—	—	(3,136)
Share-based award activity		—	5,520	—	—	5,520
Net loss (As Restated)	(c)	—	—	—	(181,986)	(181,986)
Other comprehensive income (loss)		—	—	10,436	—	10,436
Balance at September 30, 2020 (As Restated)	(c)	389,220,967	$3,264,619	$(5,193)	$(1,237,113)	$2,022,313
(c) The correction of these misstatements include the mark to market adjustment on financial instruments. The correction of these misstatements resulted in an adjustment of $(144,753) and $(224,175) for the three and nine months ended September 30, 2020, respectively, that was recorded through the Statement of Operations, increasing the Net (loss).

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

Interim Condensed Consolidated Statement of Cash Flows (Unaudited)

	Nine months ended September 30, 2020
	As Originally Reported	Restatement Impacts	As Restated
Cash Flows From Operating Activities
Net loss	$(112,725)	$(224,175)	$(336,900)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	176,200	—	176,200
Bad debt expense	1,830	—	1,830
Gain on sale of line of business	(1,052)		(1,052)
Restructuring and impairment	4,880	—	4,880
Gain on foreign currency forward contracts	(2,903)	—	(2,903)
Deferred income tax benefit	(7,420)	—	(7,420)
Share-based compensation	26,344	—	26,344
Mark to market adjustment on contingent and phantom shares (1)	30,839	—	30,839
Mark to market adjustment on financial instruments (As Restated)	—	224,175	224,175
Deferred finance charges	3,140	—	3,140
Other operating activities	(3,902)	—	(3,902)
Changes in operating assets and liabilities:
Accounts receivable	129,398	—	129,398
Prepaid expenses	(13,335)	—	(13,335)
Other assets	62,818	—	62,818
Accounts payable	(8,394)	—	(8,394)
Accrued expenses and other current liabilities	(65,062)	—	(65,062)
Deferred revenues	(93,926)	—	(93,926)
Operating lease right of use assets	5,826	—	5,826
Operating lease liabilities	(6,611)	—	(6,611)
Other liabilities	2,077	—	2,077
Net cash provided by operating activities	128,022	—	128,022

Cash Flows From Investing Activities
Capital expenditures	(78,597)	—	(78,597)
Acquisitions, net of cash acquired	(885,323)	—	(885,323)
Acquisition of intangible assets	(5,982)	—	(5,982)
Proceeds from sale of product line, net of restricted cash	3,751	—	3,751
Net cash used in investing activities	(966,151)	—	(966,151)

Cash Flows From Financing Activities
Principal payments on term loan	(9,450)	—	(9,450)
Repayments of revolving credit facility	(65,000)	—	(65,000)
Payment of debt issuance costs	(5,267)	—	(5,267)
Contingent purchase price payment	(4,115)	—	(4,115)
Proceeds from issuance of debt	360,000	—	360,000
Proceeds from issuance of ordinary shares	843,752	—	843,752

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

Proceeds from warrant exercises	277,526	—	277,526
Proceeds from stock options exercised	1,307	—	1,307
Payments related to tax withholding for stock-based compensation	(28,674)	—	(28,674)
Net cash provided by (used in) financing activities	1,370,079	—	1,370,079

Effects of exchange rates	(6,447)	—	(6,447)
Net increase in cash and cash equivalents, and restricted cash	525,503	—	525,503

Beginning of period:
Cash and cash equivalents	76,130	—	76,130
Restricted cash	9	—	9
Total cash and cash equivalents, and restricted cash, beginning of period	76,139	—	76,139
Cash and cash equivalents, and restricted cash, end of period	601,642	—	601,642

End of period:
Cash and cash equivalents	601,075	—	601,075
Restricted cash	567	—	567
Total cash and cash equivalents, and restricted cash, end of period	$601,642	$—	$601,642

Supplemental Cash Flow Information
Cash paid for interest	$61,796	$—	$61,796
Cash paid for income tax	$20,147	$—	$20,147
Capital expenditures included in accounts payable	$922	$—	$922

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
Note 26: Subsequent Events
On October 14, 2021, the Company’s board of directors approved the extension of the previously announced $250,000 share repurchase program until January 31, 2022. There is approximately $185,000 remaining to be purchased under the program.

On October 25, 2021, the Company's board of directors declared a quarterly cash dividend of approximately $1.3125 per share on its 5.25% Series A Mandatory Convertible Preferred Shares, payable on December 1, 2021.
Management has evaluated the impact of events that have occurred subsequent to September 30, 2021. Based on this evaluation, other than disclosed within these Condensed Consolidated Financial Statements and related notes, the Company has determined no other events were required to be recognized or disclosed.

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
Restatement of Previously Issued Consolidated Financial Statements
As disclosed in our Amended Form 10-K, we have restated our previously issued consolidated financial statements contained in the Original Form 10-K. In addition, we have restated certain previously reported financial information at December 31, 2020 and for the three and nine months ended September 30, 2021 in this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including but not limited to information within the Results of Operations, Non-GAAP Financial Measures and Liquidity and Capital Resource sections.

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
Acquisition of CPA Global
On October 1, 2020, we acquired 100% of the assets, liabilities and equity interests of CPA Global, a global leader in intellectual property software and tech-enabled services. Clarivate acquired all of the outstanding shares of CPA Global in a cash and stock transaction. The aggregate consideration in connection with the closing of the CPA Global acquisition was $8,740,324, net of $99,275 cash acquired, including an equity hold-back consideration of $46,485. The aggregate consideration was composed of (i) $6,761,515 from the issuance of up to 218,183,778 ordinary shares to Redtop Holdings Limited, a portfolio company of Leonard Green & Partners, L.P., representing approximately 35% pro forma fully diluted ownership of Clarivate and (ii) approximately $2,078,084 in cash to fund the repayment of CPA Global's parent company outstanding debt of $2,055,822 and related interest swap termination fee of $22,262. Of the 218,306,663 ordinary shares issuable in the acquisition, Clarivate issued 216,683,778 ordinary shares on October 1, 2020.
In conjunction with the closing of the transaction, the Company incurred an incremental $1,600,000 of term loans under our term loan facility and used the net proceeds from such borrowings, together with cash on hand, to fund the transaction.
As a result of the additional term loan and the additional term loan associated with the DRG acquisition, we had $2,825,950 outstanding on our term loan facility at September 30, 2021.
Acquisition of Beijing IncoPat Technology Co, Ltd.
On October 26, 2020, we acquired 100% of the assets, liabilities and equity interests of Beijing IncoPat Technology Co., Ltd. (“IncoPat”), a leading patent information service provider in China via cash on hand for $52,133. IncoPat is complementary to Clarivate’s intellectual property portfolio.
Dispositions
Disposition of Techstreet
On November 6, 2020, the Company completed the sale of certain assets and liabilities of certain non-core assets and liabilities within the IP segment for a total purchase price of $42,832. A gain of $28,140 was recognized in the Consolidated Statements of Operations within Other operating (expense) income, net during the fourth quarter of 2020.

Public Ordinary and Mandatory Convertible Preferred Share Offerings
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
See Note 1 - Background and Nature of Operations for further details on the public ordinary share offerings.
In June 2021, concurrently with the June 2021 Ordinary Share Offering, we completed an underwritten public offering of 14,375,000 of our 5.25% Series A Mandatory Convertible Preferred Shares (which included 1,875,000 of our MCPS that the underwriters purchased pursuant to their option to purchase additional shares). See note 16 - Stockholder's Equity for further details on the MCPS offering.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
Private Placement Notes Offering

2021 Senior Secured Notes and Senior Notes Offering
In June 2021, we issued a private placement offering of $1,000,000 in aggregate principal amount of Senior Secured Notes due June 30, 2028 (the "Old Secured Notes") and $1,000,000 in aggregate principle amount of Senior Notes due June 30, 2029 (the "Old Unsecured Notes" and, together with the Old Secured Notes, the "Old Notes") bearing interest at a rate of 3.875% and 4.875% per annum, respectively. The interest is payable semi-annually to holders of record on June 30 and December 30 of each year, commencing on December 30, 2021. The Notes due 2028 and 2029 were issued by Clarivate Science Holdings Corporation (the "Issuer"), an indirect wholly-owned subsidiary of Clarivate.
In August 2021, we (i) exchanged all of the outstanding, validly tendered and not withdrawn 3.875% Senior Secured Notes due 2028 (the “Old Secured Notes”) for the newly-issued 3.875% Senior Secured Notes due 2028 (the “New Secured Notes”), and (ii) exchanged all of the outstanding, validly tendered and not withdrawn 4.875% Senior Unsecured Notes due 2029 (the “Old Unsecured Notes” and, together with the Old Secured Notes, the “Old Notes”) for the Issuer’s newly-issued 4.875% Senior Notes due 2029 (the “New Unsecured Notes” and, together with the New Secured Notes, the “New Notes”). The initial aggregate principal amount of New Notes is equal to the aggregate principal amount of Old Notes that were validly tendered and not validly withdrawn for exchange, and that were accepted by the Issuer. The offers to exchange are referred to herein as the “Exchange Offers.” Pursuant to the Exchange Offers, the aggregate principal amounts of the Old Notes set forth as follows were validly tendered and not validly withdrawn, and were accepted by the Issuer and subsequently cancelled: (i) $921,177 aggregate principal amount of Old Secured Notes; and (ii) $921,399 aggregate principal amount of Old Unsecured Notes. Following such cancellation, (i) $78,823 aggregate principal amount of Old Secured Notes remained outstanding; and (ii) $78,601 aggregate principal amount of Old Unsecured Notes remained outstanding. The Issuer redeemed such remaining outstanding Old Secured Notes and Old Unsecured Notes at 100% of the principal amount thereof plus accrued and unpaid interest from June 24, 2021 to the redemption date in August 2021. In connection with the settlement of the Exchange Offers, the Issuer (i) issued $921,177 aggregate principal amount of its New Secured Notes; and (ii) issued $921,399 aggregate principal amount of its New Unsecured Notes. The interest is payable semi-annually to holders of record on June 30 and December 30 of each year, commencing on December 30, 2021. The exchange was treated as a debt modification in accordance with Accounting Standards Codification 470, Debt ("ASC 470").
We intend to use the net proceeds to finance a portion of the purchase price for the ProQuest acquisition, which we announced on May 17, 2021, and to pay related fees and expenses. Concurrently with the settlement of the Exchange Offers, the Issuer deposited (or caused to be deposited) an amount in cash equal to the aggregate principal amount of the New Notes of each series into segregated escrow accounts. If the escrow conditions (which include conditions relating to the consummation of the ProQuest acquisition) are not satisfied on or prior to April 29, 2022, or if it is otherwise determined that any of the applicable escrow release conditions will not be satisfied, the New Notes will be redeemed at a price equal to 100% of the principal amount of the New Notes, or, if an interest payment has been made on the New Notes, from the most recent payment date, up to, but excluding, the date of such special mandatory redemption. Prior to closing of the ProQuest acquisition, the New Notes are not guaranteed, but have been secured by a first-priority security interest in the escrow accounts.
Upon consummation of the ProQuest acquisition, the New Notes will be guaranteed on a joint and several basis by each of Clarivate’s indirect subsidiaries that is an obligor or guarantor under Clarivate’s existing credit facilities and senior secured notes due 2026. The New Secured Notes will be secured on a first-lien pari passu basis with borrowings under the existing credit facilities and senior secured notes, and the New Unsecured Notes will be the Issuer’s and such guarantors’ unsecured obligations.
Restructuring
During 2020 and 2019, we engaged a strategic consulting firm to assist us in optimizing our structure and cost base. As a result, we have implemented several cost-saving and margin improvement programs designed to generate substantial incremental cash flow including the Operation Simplification and Optimization Program, the DRG Acquisition Integration Program and the CPA Global Acquisition Integration and Optimization Program. During 2021, we approved the One Clarivate restructuring plan, which streamlines operations within targeted areas of the Company. The program is expected to result in a reduction in operational costs, with the primary driver of the cost saving being from a reduction in workforce.

Operation Simplification and Optimization Program

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
During the fourth quarter of 2019, the Company approved restructuring actions designed to streamline our operations by simplifying our organization and focusing on two segments in planned phases. Approximately $44,820 costs have been incurred to date under the program which was substantially complete as of September 30, 2021.

During the three months ended September 30, 2021 and 2020, the Company recorded pre-tax charges of $870 and $1,833 recognized within Restructuring and impairment in the Consolidated Statements of Operations. These charges were composed of $888 and $472 of severance and related benefit costs, $(18) and $506 of contract exit costs and legal and advisory fees, and $0 and $855 of lease impairment and location exit costs. During the nine months ended September 30, 2021 and 2020, the Company recorded pre-tax charges of $2,505 and $22,109 recognized within Restructuring and impairment in the Consolidated Statements of Operations. These charges were composed of $2,112 and $11,911 of severance and related benefit costs, $31 and $4,435 of contract exit costs and legal and advisory fees, and $362 and $5,763 of lease impairment and location exit costs.

DRG Acquisition Integration Program

During the second quarter of 2020, the Company approved restructuring actions designed to eliminate duplicative costs in planned phases following the acquisition of DRG. Approximately $7,056 of costs have been incurred to date under the program which was substantially complete as of September 30, 2021.

During the three months ended September 30, 2021 and 2020, the Company recorded pre-tax charges of $(43) and $1,359 recognized within Restructuring and impairment in the Consolidated Statements of Operations. These charges were composed of $(43) and $1,210 of severance and related benefit costs and $0 and $149 of contract exit costs and legal and advisory fees. During the nine months ended September 30, 2021 and 2020, the Company recorded pre-tax charges of $459 and $4,683 recognized within Restructuring and impairment in the Consolidated Statements of Operations. These charges were composed of $384 and $4,522 of severance and related benefit costs, $0 and $161 of contract exit costs and legal and advisory fees, and $75 and $0 of lease impairment and location exit costs.

CPA Global Acquisition Integration and Optimization Program

During the fourth quarter of 2020, the Company approved restructuring actions designed to eliminate duplicative costs following the acquisition of CPA Global and to streamline our operations simplifying our organization and reducing our leasing portfolio. As a result of these actions, the company expects to record total pre-tax restructuring charges of approximately $122,065 for all phases of the program. Approximately $119,118 of costs have been incurred to date under the program and $2,947 are expected to be incurred in a future period. This estimate includes approximately $745 for severance related charges, approximately $2,202 of estimated maximum lease exit costs.

During the three months ended September 30, 2021, and 2020, the Company recorded pre-tax charges of $2,684 and $0 recognized within Restructuring and impairment in the Consolidated Statements of Operations. These charges were composed of $50 and $0 of severance and related benefit costs, $1,629 and $0 of contract exit costs and legal and advisory fees, and $1,005 and $0 of lease impairment and location exit costs. During the nine months ended September 30, 2021, and 2020, the Company recorded pre-tax charges of $104,766 and $0 recognized within Restructuring and impairment in the Consolidated Statements of Operations. These charges were composed of $32,596 and $0 of severance and related benefit costs, $3,708 and $0 of contract exit costs and legal and advisory fees, and $68,462 and $0 of lease impairment and location exit costs.

One Clarivate Program

During the second quarter of 2021, the Company approved restructuring actions to streamline operations within targeted areas of the Company. The program will result in a reduction in operational costs, with the primary driver of the cost saving being from a reduction in workforce. As a result of these actions, the company expects to record total pre-tax restructuring charges of approximately $19,689 for all approved phases of the program. Approximately $13,847 of costs have been incurred to date under the program and $5,842 are expected to be incurred in a future period, all related to severance charges.
During the three months ended September 30, 2021, and 2020, the Company recorded pre-tax charges of $11,802 and $0 recognized within Restructuring and impairment in the Consolidated Statements of Operations. These charges were composed of $10,071 and $0 of severance and related benefit costs and $1,731 and $0 of contract exit costs and legal and

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
advisory fees. During the nine months ended September 30, 2021, and 2020, the Company recorded pre-tax charges of $13,846 and $0 recognized within Restructuring and impairment in the Consolidated Statements of Operations. These charges were composed of $12,115 and $0 of severance and related benefit costs and $1,731 and $0 of contract exit costs and legal and advisory fees.

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
We monitor ACV because it represents a leading indicator of the potential subscription revenues that may be generated from our existing customer base over the upcoming 12-month period. Measurement of subscription revenues as a key operating metric is particularly relevant because a majority of our revenues are generated through subscription-based and re-occurring revenues, which accounted for 80.7% and 77.5% of our total revenues for the three months ended September 30, 2021 and

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
2020 and 80.4% and 78.4% for the nine months ended September 30, 2021, and 2020, respectively. We calculate and monitor ACV for each of our segments, and use the metric as part of our evaluation of our business and trends.
The amount of actual subscription revenues that we earn over any 12-month period are likely to differ from ACV at the beginning of that period, sometimes significantly. This may occur for numerous reasons, including subsequent changes in annual revenue renewal rates, impact of price increases (or decreases), cancellations, upgrades and downgrades, and acquisitions and divestitures.
We calculate the ACV on a constant currency basis to exclude the effect of foreign currency fluctuations.
The following table presents ACV as of the dates indicated:

	September 30,		Change
(dollars in thousands)	2021	2020	2021 vs. 2020
Annualized Contract Value	$936,726	$860,932	$75,794	8.8%
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
The impact of upgrades, new subscriptions and product price increases is reflected in ACV, but not in annual revenue renewal rates. Our annual revenue renewal rates were 90.6% and 91.0% for the nine months ended September 30, 2021 and 2020, respectively.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
Key Components of Our Results of Operations
Revenues, net
The Company disaggregates revenue based on revenue recognition pattern. Subscription based revenues recognize revenue over time, whereas our re-occurring and transactional revenues recognize revenue at a point in time. The Company believes subscription, re-occurring and transactional is reflective of how the Company manages the business.

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

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
Amortization
Amortization expense relates to our finite-lived intangible assets, including mainly databases and content, customer relationships, internally generated computer software and trade names. These assets are amortized over periods of between two and twenty-three years. Definite-lived intangible assets are tested for impairment when indicators are present, and, if impaired, are written down to fair value based on discounted cash flows.
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
Dividends on preferred shares
Dividends on our convertible preferred shares are calculated at an annual rate of 5.25% of the liquidation preference of $100.00 per share. We may pay declared dividends on March 1, June 1, September 1 and December 1 of each year, commencing on September 1, 2021 and ending on, and including, June 1, 2024.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
Results of Operations
The following table presents the results of operations for the three months ended September 30, 2021, and 2020:

	Three Months Ended September 30,		Change 2021 vs. 2020
(in thousands, except percentages)	2021	2020 (As Restated)	$	%
Revenues, net	$442,117	$284,360	$157,757	55.5%
Operating expenses:
Cost of revenues	(141,111)	(93,554)	47,557	50.8%
Selling, general and administrative costs	(141,219)	(131,526)	9,693	7.4%
Depreciation	(2,657)	(2,918)	(261)	(8.9)%
Amortization	(128,026)	(65,696)	62,330	94.9%
Restructuring and impairment	(15,621)	(3,192)	12,429	389.4%
Other operating expense, net	(4,411)	(138)	4,273	3,096.4%
Total operating expenses	(433,045)	(297,024)	136,021	45.8%
Income (loss) from operations	9,072	(12,664)	21,736	171.6%
Mark to market adjustment on financial instruments	83,013	(144,753)	(227,766)	(157.3)%
Income (loss) before interest expense and income tax	92,085	(157,417)	249,502	158.5%
Interest expense and amortization of debt discount, net	(65,194)	(20,244)	44,950	222.0%
Income (loss) before income tax	26,891	(177,661)	204,552	115.1%
Provision for income taxes	(3,579)	(4,325)	(746)	(17.2)%
Net income (loss)	23,312	(181,986)	205,298	112.8%
Dividends on preferred shares	(22,431)	—	22,431	100.0%
Net income (loss) attributable to ordinary shares	$881	$(181,986)	$182,867	100.5%

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
The following table presents the results of operations for the nine months ended September 30, 2021, and 2020:

	Nine Months Ended September 30,		Change 2021 vs. 2020
(in thousands, except percentages)	2021	2020 (As Restated)	$	%
Revenues, net	$1,316,192	$798,452	$517,740	64.8%
Operating expenses:
Cost of revenues	(416,459)	(268,614)	147,845	55.0%
Selling, general and administrative costs	(402,378)	(368,247)	34,131	9.3%
Depreciation	(9,243)	(8,151)	1,092	13.4%
Amortization	(383,270)	(168,049)	215,221	128.1%
Restructuring and impairment	(121,988)	(26,792)	95,196	355.3%
Other operating (expense) income, net	(19,741)	14,675	34,416	234.5%
Total operating expenses	(1,353,079)	(825,178)	527,901	64.0%
Loss from operations	(36,887)	(26,726)	10,161	38.0%
Mark to market adjustment on financial instruments	113,207	(224,175)	(337,382)	(150.5)%
Income (loss) before interest expense and income tax	76,320	(250,901)	327,221	(130.4)%
Interest expense and amortization of debt discount, net	(141,156)	(72,306)	68,850	95.2%
Loss before income tax	(64,836)	(323,207)	(258,371)	(79.9)%
Provision for income taxes	(18,016)	(13,693)	4,323	31.6%
Net loss	(82,852)	(336,900)	(254,048)	(75.4)%
Dividends on preferred shares	(22,431)	—	22,431	(100.0)%
Net loss attributable to ordinary shares	$(105,283)	$(336,900)	$(231,617)	(68.7)%

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
Revenues, net
Total Revenue
Revenues, net of $442,117 for the three months ended September 30, 2021, increased by $157,757, or 55.5%, from $284,360 for the three months ended September 30, 2020. On a constant currency basis, Revenues, net increased by $155,362, or 54.6% for the three months ended September 30, 2021. Revenues, net of $1,316,192 for the nine months ended September 30, 2021, increased by $517,740, or 64.8%, from $798,452 for the nine months ended September 30, 2020. On a constant currency basis, Revenues, net increased by $495,416, or 62.0% for the nine months ended September 30, 2021.
Adjusted Revenues of $442,189, which excludes the impact of the deferred revenues adjustment as a result of purchase accounting, in the three months ended September 30, 2021 increased by $155,722, or 54.4%, from $286,467 for the three months ended September 30, 2020. On a constant currency basis, Adjusted Revenues increased by $153,327, or 53.5% for the three months ended September 30, 2021. Adjusted Revenues of $1,320,657, for the nine months ended September 30, 2021 increased by $514,784, or 63.9%, from $805,873 for the nine months ended September 30, 2020. On a constant currency basis, Adjusted Revenues increased by $492,460, or 61.1% for the nine months ended September 30, 2021. For an explanation of our calculation of Adjusted Revenues and the limitations as to its usefulness, see Certain Non-GAAP Measures - Adjusted Revenues.

Revenue by Transaction Type

The following tables present the amounts of our subscription, transactional and re-occurring revenues for the periods indicated, as well the drivers of the variances between periods, including as a percentage of such revenues.

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
	Three Months Ended September 30,		Total Variance (Dollars)	Total Variance (Percentage)	Acquisitions	Disposals	FX Impact	Organic
(in thousands, except percentages)	2021	2020
Subscription revenues	$246,467	$222,069	$24,398	11.0%	11.2%	(4.4)%	1.0%	3.2%
Re-occurring revenues	110,368	—	110,368	100.0%	100.0%	—%	—%	—%
Transactional revenues	85,354	64,398	20,956	32.5%	37.3%	(7.9)%	0.4%	2.7%
Deferred revenues adjustment (1)	(72)	(2,107)	2,035	96.6%	(2.4)%	—%	—%	99.0%
Revenues, net	$442,117	$284,360	$157,757	55.5%	56.0%	(5.2)%	0.8%	3.9%
Deferred revenues adjustment (1)	72	2,107	(2,035)	(96.6)%	2.4%	—%	—%	(99.0)%
Adjusted revenues, net	$442,189	$286,467	$155,722	54.4%	55.6%	(5.2)%	0.8%	3.1%
(1)Reflects the deferred revenues adjustment made as a result of purchase accounting
Subscription revenues of $246,467 for the three months ended September 30, 2021, increased by $24,398, or 11.0% from $222,069 for the three months ended September 30, 2020. On a constant currency basis, subscription revenues increased by $22,268, or 10.0%. Acquisitive subscription growth was primarily generated from the CPA Global Transaction. Disposal subscription revenues reduction was derived from the Techstreet Transaction. Organic subscription revenues increased 3.2% primarily due to price increases and the benefit of net installations in prior year. For the first nine months ended September 30, 2021, organic subscription revenues increased 3.5% at constant currency, compared to the prior year period.

Re-occurring revenues of $110,368 for the three months ended September 30, 2021, increased by $110,368, or 100% from the three months ended September 30, 2020 due to acquisitive growth generated from the CPA Global Transaction.
Transactional revenues of $85,354 for the three months ended September 30, 2021, increased by $20,956, or 32.5% from $64,398 for the three months ended September 30, 2020. On a constant currency basis, transactional revenues increased by $20,691, or 32.1%. Acquisitive transactional growth was primarily generated from the CPA Global Transaction. Disposal transactional reduction was derived from the Techstreet Transaction. Organic transactional revenues increased due to an increase in trademark search volumes and stronger back file and custom data sales.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
	Nine Months Ended September 30,		Total Variance (Dollars)	Total Variance (Percentage)	Acquisitions	Disposals	FX Impact	Organic
(in thousands, except percentages)	2021	2020
Subscription revenues	$725,121	$631,873	$93,248	14.8%	12.7%	(4.4)%	3.0%	3.5%
Re-occurring revenues	336,236	—	336,236	100.0%	100.0%	—%	—%	—%
Transactional revenues	259,300	174,000	85,300	49.0%	46.6%	(9.0)%	2.1%	9.4%
Deferred revenues adjustment (1)	(4,465)	(7,421)	2,956	39.8%	(59.3)%	—%	—%	99.1%
Revenues, net	$1,316,192	$798,452	$517,740	64.8%	61.7%	(5.4)%	2.8%	5.7%
Deferred revenues adjustment (1)	4,465	7,421	(2,956)	(39.8)%	59.3%	—%	—%	(99.1)%
Adjusted revenues, net	$1,320,657	$805,873	$514,784	63.9%	61.7%	(5.4)%	2.8%	4.8%
(1)Reflects the deferred revenues adjustment made as a result of purchase accounting
Subscription revenues of $725,121 for the nine months ended September 30, 2021, increased by $93,248, or 14.8% from $631,873 for the nine months ended September 30, 2020. On a constant currency basis, subscription revenues increased by $74,559, or 11.8%. Acquisitive subscription growth was primarily generated from the CPA Global Transaction and the DRG Transaction. Disposal subscription revenues reduction was derived from the Techstreet Transaction. Organic subscription revenues increased primarily due to price increases and the benefit of net installations in prior year.

Re-occurring revenues of $336,236 for the nine months ended September 30, 2021, increased by $336,236, or 100% from the nine months ended September 30, 2020 due to acquisitive growth generated from the CPA Global Transaction.
Transactional revenues of $259,300 for the nine months ended September 30, 2021, increased by $85,300, or 49.0% from $174,000 for the nine months ended September 30, 2020. On a constant currency basis, transactional revenues increased by $81,665, or 46.9%. Acquisitive transactional growth was primarily generated from the DRG Transaction and CPA Global Transaction. Disposal transactional reduction was derived from the Techstreet Transaction. Organic transactional revenues increased due to an increase in trademark search volumes, stronger back file and custom data sales and strength in our professional services business lines.

Revenue by Geography
The below tables present our revenues split by geographic region, separating the impacts of the deferred revenues adjustment:

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
	Three Months Ended September 30,		Total Variance (Dollars)	Total Variance (Percentage)	Acquisitions	Disposals	FX Impact	Organic
(in thousands, except percentages)	2021	2020
Americas	$217,732	$146,213	$71,519	48.9%	51.7%	(7.4)%	0.1%	4.5%
Europe/Middle East/Africa	131,112	77,552	53,560	69.1%	68.0%	(2.7)%	2.4%	1.4%
Asia Pacific	93,345	62,702	30,643	48.9%	49.6%	(3.1)%	0.5%	1.8%
Deferred revenues adjustment (1)	(72)	(2,107)	2,035	96.6%	(2.4)%	—%	—%	99.0%
Revenues, net	$442,117	$284,360	$157,757	55.5%	56.0%	(5.2)%	0.8%	3.9%
Deferred revenues adjustment (1)	72	2,107	(2,035)	(96.6)%	2.4%	—%	—%	(99.0)%
Adjusted revenues, net	$442,189	$286,467	$155,722	54.4%	55.6%	(5.2)%	0.8%	3.1%
(1)Reflects the deferred revenues adjustment made as a result of purchase accounting

Acquisitive growth for all regions was primarily related to the CPA Global Transaction. Disposal reduction for all regions was derived from the Techstreet Transaction. On a constant currency basis, Americas revenues increased by $71,343, or 48.8%, with organic growth due to improved subscription and transactional revenues. Transactional revenue increased primarily due to stronger back file and custom data sales. On a constant currency basis, Europe/Middle East/Africa revenues

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
increased by $51,672, or 66.6%, primarily due to acquisitive growth and improved subscription revenues. On a constant currency basis, Asia Pacific revenues increased by $30,312, or 48.3%, primarily due to acquisitive growth.

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
	Nine Months Ended September 30,		Total Variance (Dollars)	Total Variance (Percentage)	Acquisitions	Disposals	FX Impact	Organic
(in thousands, except percentages)	2021	2020
Americas	$642,352	$405,791	$236,561	58.3%	59.1%	(7.9)%	0.4%	6.7%
Europe/Middle East/Africa	396,658	218,195	178,463	81.8%	75.7%	(2.9)%	6.3%	2.7%
Asia Pacific	281,647	181,887	99,760	54.8%	50.8%	(2.7)%	3.9%	2.9%
Deferred revenues adjustment (1)	(4,465)	(7,421)	2,956	39.8%	(59.3)%	—%	—%	99.1%
Revenues, net	$1,316,192	$798,452	$517,740	64.8%	61.7%	(5.4)%	2.8%	5.7%
Deferred revenues adjustment (1)	4,465	7,421	(2,956)	(39.8)%	59.3%	—%	—%	(99.1)%
Adjusted revenues, net	$1,320,657	$805,873	$514,784	63.9%	61.7%	(5.4)%	2.8%	4.8%
(1)Reflects the deferred revenues adjustment made as a result of purchase accounting

Acquisitive growth for all regions was primarily related to the DRG Transaction and CPA Global Transaction. Americas growth in particular benefited from DRG transaction with over 80% of DRG revenue in Americas. Disposal reduction for all regions was derived from the Techstreet Transaction. On a constant currency basis, Americas revenues increased by $234,926, or 57.9%, with organic growth due to improved subscription and transactional revenues. Transactional revenue increased primarily due to improved trademark search volumes, stronger back file, and custom data sales and strength in our professional services business lines. On a constant currency basis, Europe/Middle East/Africa revenues increased by $164,819, or 75.5%, primarily due to acquisitive growth and improved subscription revenues and transactional revenues. Subscription revenue growth reflects the benefit of price increases, new products coming into market and net installations in prior year. On a constant currency basis, Asia Pacific revenues increased by $92,715, or 51.0%, primarily due to acquisitive growth and improved subscription and transactional revenues.

Revenue by Segment

The following tables, and the discussions that follow, present our revenues by segment for the periods indicated.

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
	Three Months Ended September 30,		Total Variance (Dollars)	Total Variance (Percentage)	Acquisitions	Disposals	FX Impact	Organic
(in thousands, except percentages)	2021	2020
Science Segment	$200,843	$190,718	$10,125	5.3%	0.3%	—%	1.0%	4.1%
IP Segment	241,346	95,749	145,597	152.1%	165.9%	(15.6)%	0.6%	1.2%
Deferred revenues adjustment (1)	(72)	(2,107)	2,035	96.6%	(2.4)%	—%	—%	99.0%
Revenues, net	$442,117	$284,360	$157,757	55.5%	56.0%	(5.2)%	0.8%	3.9%
Deferred revenues adjustment (1)	72	2,107	(2,035)	(96.6)%	2.4%	—%	—%	(99.0)%
Adjusted revenues, net	$442,189	$286,467	$155,722	54.4%	55.6%	(5.2)%	0.8%	3.1%
(1)Reflects the deferred revenues adjustment made as a result of purchase accounting

Science Segment: Revenues of $200,843 for the three months ended September 30, 2021 increased by $10,125, or 5.3%, from $190,718 for the three months ended September 30, 2020. On a constant currency basis, revenues increased by $8,278, or 4.3%. Acquisitive growth was generated from the Bioinfogate Transaction. Organic subscription revenue growth reflects the benefit of price increases and net installations in prior year. Transactional revenue growth is primarily due to stronger back file and custom data sales.

Intellectual Property Segment: Revenues of $241,346 for the three months ended September 30, 2021, increased by $145,597, or 152.1%, from $95,749 for the three months ended September 30, 2020. On a constant currency basis, revenues

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
increased by $145,049, or 151.5%. Acquisitive growth was generated from the CPA Global Transaction, IncoPat Transaction, and the Hanlim Transaction. Disposal reduction was derived from the Techstreet Transaction. Organic revenues, on a constant currency basis grew due to growth in transactional revenue primarily due to improved trademark search volumes.

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
	Nine Months Ended September 30,		Total Variance (Dollars)	Total Variance (Percentage)	Acquisitions	Disposals	FX Impact	Organic
(in thousands, except percentages)	2021	2020
Science Segment	$594,422	$521,649	$72,773	14.0%	4.6%	—%	3.1%	6.2%
IP Segment	726,235	284,224	442,011	155.5%	166.5%	(15.2)%	2.1%	2.1%
Deferred revenues adjustment (1)	(4,465)	(7,421)	2,956	39.8%	(59.3)%	—%	—%	99.1%
Revenues, net	$1,316,192	$798,452	$517,740	64.8%	61.7%	(5.4)%	2.8%	5.7%
Deferred revenues adjustment (1)	4,465	7,421	(2,956)	(39.8)%	59.3%	—%	—%	(99.1)%
Adjusted revenues, net	$1,320,657	$805,873	$514,784	63.9%	61.7%	(5.4)%	2.8%	4.8%
(1)Reflects the deferred revenues adjustment made as a result of purchase accounting

Science Segment: Revenues of $594,422 for the nine months ended September 30, 2021 increased by $72,773, or 14.0%, from $521,649 for the nine months ended September 30, 2020. On a constant currency basis, revenues increased by $56,432, or 10.8%, primarily due to acquisitive growth and organic subscription and transactional revenue growth. Acquisitive growth was generated from the DRG Transaction, including a full nine months of growth in 2021 compared to seven months in 2020, and the Bioinfogate Transaction. Organic revenues increased due to growth resulting from stronger back file and custom data sales and strength in our professional services business lines.

Intellectual Property Segment: Revenues of $726,235 for the nine months ended September 30, 2021, increased by $442,011, or 155.5%, from $284,224 for the nine months ended September 30, 2020. On a constant currency basis, revenues increased by $436,028, or 153.4%. Acquisitive growth was generated from the CPA Global Transaction, IncoPat Transaction, and the Hanlim Transaction. Disposal reduction was derived from the Techstreet Transaction. Organic revenues, on a constant currency basis increased primarily due to growth in transactional revenue on improved trademark search transactional volumes.

Cost of Revenues
Cost of revenues of $141,111 for the three months ended September 30, 2021, increased by $47,557, or 50.8%, from $93,554 for the three months ended September 30, 2020. On a constant currency basis, cost of revenues increased by $46,501, or 49.7%, for the three months ended September 30, 2021. The increase for the three months ended September 30, 2021 was primarily due to the additional costs of revenues for CPA Global, which was acquired in October 2020, as well as an increase in share-based compensation expenses, partially offset by a reduction in cost of revenues for the Techstreet divestiture in Q4 2020. Cost of revenues as a percentage of revenues, net decreased by 1.0% to 31.9% for the three months ended September 30, 2021 compared to 32.9% for the three months ended September 30, 2020 primarily driven by the cost-saving and margin improvement programs designed to generate substantial incremental cash flow including the Operation Simplification and Optimization Program, the DRG Acquisition Integration Program, and CPA Global Acquisition Integration and Optimization Program.
Cost of revenues of $416,459 for the nine months ended September 30, 2021, increased by $147,845, or 55.0%, from $268,614 for the nine months ended September 30, 2020. On a constant currency basis, cost of revenues increased by $142,260, or 53.0%, for the nine months ended September 30, 2021. The increase for the nine months ended September 30, 2021 was primarily due to additional costs of revenues for CPA Global, which was acquired in October 2020, two additional months of costs related to DRG, increased share-based compensation expenses, partially offset by a reduction in cost of revenues for the Techstreet divestiture in Q4 2020. Cost of revenues as a percentage of revenues, net decreased by 2.0% to 31.6% for the nine months ended September 30, 2021 compared to 33.6% for the nine months ended September 30, 2020 primarily driven by the cost-saving and margin improvement programs designed to generate substantial incremental cash flow including the Operation Simplification and Optimization Program, the DRG Acquisition Integration Program, CPA Global Acquisition Integration and Optimization Program.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
Selling, General and Administrative
Selling, general and administrative expense of $141,219 for the three months ended September 30, 2021, increased by $9,693, or 7.4%, from $131,526 for the three months ended September 30, 2020. On a constant currency basis, selling, general and administrative expense increased by $8,937, or 6.8%, for the three months ended September 30, 2021. The increase for the three months ended September 30, 2021 was primarily due to additional costs related to the CPA Global Transaction, which was acquired in October 2020, an increase in share-based compensation expenses, partially offset by the Techstreet divestiture in Q4 2020. Selling, general and administrative costs as a percentage of revenues, net decreased by 14.3% to 31.9% for the three months ended September 30, 2021 compared to 46.3% for the three months ended September 30, 2020 primarily driven by the cost-saving and margin improvement programs designed to generate substantial incremental cash flow including the Operation Simplification and Optimization Program, the DRG Acquisition Integration Program, CPA Global Acquisition Integration and Optimization Program, as well as the One Clarivate restructuring plan, which streamlines operations within targeted areas of the Company. The program is expected to result in a reduction in operational costs, with the primary driver of the cost saving being from a reduction in workforce.
Selling, general and administrative expense of $402,378 for the nine months ended September 30, 2021, increased by $34,131, or 9.3%, from $368,247 for the nine months ended September 30, 2020. On a constant currency basis, selling, general and administrative expense increased by $29,016, or 7.9%, for the nine months ended September 30, 2021. The increase for the nine months ended September 30, 2021 was primarily due to increased costs associated with the CPA Global Transaction, partially offset by a reduction in transaction expenses associated with the DRG acquisition in Q1 of 2020, the Techstreet divestiture in Q4 2020, a gain associated with the mark to market adjustment on contingent and phantom shares, and a reduction in employee related costs and outside services including consulting fees and marketing costs. Selling, general and administrative costs as a percentage of revenues, net decreased by 15.5% to 30.6% for the nine months ended September 30, 2020 compared to 46.1% for the nine months ended September 30, 2020 primarily driven by the reductions highlighted above, as well as cost-saving and margin improvement programs designed to generate substantial incremental cash flow including the Operation Simplification and Optimization Program, the DRG Acquisition Integration Program, CPA Global Acquisition Integration and Optimization Program, as well as the One Clarivate restructuring plan, which streamlines operations within targeted areas of the Company. The program is expected to result in a reduction in operational costs, with the primary driver of the cost saving being from a reduction in workforce.
Depreciation
Depreciation expense of $2,657 for the three months ended September 30, 2021, decreased by $261, or 8.9%, from $2,918 for the three months ended September 30, 2020. Depreciation expense of $9,243 for the nine months ended September 30, 2021, increased by $1,092, or 13.4%, from $8,151 for the nine months ended September 30, 2020. The balance for the three months ended September 30, 2021 remained consistent with the prior period. The increase for the nine months ended September 30, 2021 was driven by the additional depreciation on assets acquired through the DRG Transaction and CPA Global Transaction.
Amortization
Amortization expense of $128,026 for the three months ended September 30, 2021, increased by $62,330, or 94.9%, from $65,696 for the three months ended September 30, 2020. Amortization expense of $383,270 for the nine months ended September 30, 2021, increased by $215,221, or 128.1%, from $168,049 for the nine months ended September 30, 2020. The increase for the three and nine months ended September 30, 2021 was driven by an increase in the amortization of intangible assets acquired through the DRG Transaction, CPA Global Transaction, IncoPat Transaction, and Hanlim Transaction. This increase was offset by a decrease in amortization related to the Techstreet divestiture in Q4 2020.
Restructuring and Impairment
Restructuring and impairment charges of $15,621 for the three months ended September 30, 2021, increased by $12,429, or 389.4%, from $3,192 for the three months ended September 30, 2020. Restructuring and impairment charges of $121,988 for the nine months ended September 30, 2021, increased by $95,196, or 355.3%, from $26,792 for the nine months ended September 30, 2020. The increase for the three and nine months ended September 30, 2021 was primarily driven by cost-saving and margin improvement programs designed to generate substantial incremental cash flow including the CPA Global Acquisition Integration and Optimization Program implemented in Q4 2020, as well as the One Clarivate restructuring plan, which streamlines operations within targeted areas of the Company implemented in Q2 2021. The increase was partially

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
offset by the wind down of costs associated with the Operation Simplification and Optimization Program and the DRG Acquisition Integration Program.
Other Operating Income (Expense), Net
Other operating expense of $4,411 for the three months ended September 30, 2021, increased by $4,273, or 3,096.4%, from other operating expense of $138 for the three months ended September 30, 2020. Other operating expense of $19,741 for the nine months ended September 30, 2021, decreased by $34,416, or 234.5%, from other operating income of $14,675 for the nine months ended September 30, 2020. The fluctuations were primarily driven by the consolidated impact of the remeasurement of the assets and liabilities of our Company that are denominated in currencies other than each relevant entity’s functional currency.
Mark to Market Adjustment on Financial Instruments
The mark to market adjustment relates to the Private Placement Warrants issued in a private placement concurrently with the Churchill Capital Corp initial public offering and still held by the initial holders. The mark to market adjustment on financial instruments resulted in a gain of $83,013 for the three months ended September 30, 2021, a change of $227,766, or 157.3%, compared to a loss of $144,753 for the three months ended September 30, 2020. The mark to market adjustment on financial instruments resulted in a gain of $113,207 for the nine months ended September 30, 2021, a change of $337,382, or 150.5%, compared to a loss of $224,175 for the nine months ended September 30, 2020. The fluctuations were primarily driven by the Black-Scholes option valuation model and change in the Company's share price for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020.
Interest Expense, Net
Interest expense, net of $65,194 for the three months ended September 30, 2021, increased by $44,950, or 222.0%, from $20,244 for the three months ended September 30, 2020. Interest expense, net of $141,156 for the nine months ended September 30, 2021, increased by $68,850, or 95.2%, from $72,306 for the nine months ended September 30, 2020. The increase was primarily attributed to the additional $360,000 incremental term loan borrowing in connection with the DRG Transaction in February 2020, the $1,600,000 incremental term loan borrowing in connection with the CPA Global Transaction in October 2020, and the June 2021 private placement offering of $1,000,000 in aggregate principal amount of Old Secured Notes due June 30, 2028 and $1,000,000 in aggregate principle amount of Old Unsecured Notes due June 30, 2029. In August 2021, the Old Secured Notes and Old Unsecured Notes were exchanged for the 3.875% New Secured Notes due July 1, 2028 and 4.875% New Unsecured Notes due July 1, 2029.
Provision (benefit) for Income Taxes
Provision for income taxes of $3,579 on pre-tax book income of $26,891 for the three months ended September 30, 2021, decreased by $746 from a provision of $4,325 on a pre-tax book loss of $177,661 for the three months ended September 30, 2020. Provision for income taxes of $18,016 on a pre-tax book loss of $64,836 for the nine months ended September 30, 2021, increased by $4,323 from a provision of $13,693 on a pre-tax book loss of $323,207 for the nine months ended September 30, 2020. The effective tax rate being 27.8% for the nine months ended September 30, 2021, compared to 4.2% for the nine months ended September 30, 2020. The overall increase in tax expense is due to the mix of taxing jurisdictions in which pre-tax profits and losses were recognized. The current year effective tax rate may not be indicative of our effective tax rates for future periods.

Dividends on preferred shares

Dividends on preferred shares of $22,431 for the three and nine months ended September 30, 2021 increased 100% compared to the three and nine months ended September 30, 2020. In July 2021, The Company's board of directors declared a quarterly dividend of approximately $1.12 per share on its 5.25% Series A Mandatory Convertible Preferred Shares, payable on September 1, 2021 to shareholders of record at the close of business on August 15, 2021. The number of ordinary shares deliverable in respect of such dividend was 664,730, which was determined based on the average volume-weighted average price per ordinary shares over the five consecutive trading day period ending on, and including, the trading day prior to September 1, 2021, which had a value of $16,141. As of September 30, 2021, we recognized an additional $6,289 of accrued preferred share dividends. While the dividends on the MCPS are cumulative, they will not be paid until declared by the Company’s board of directors. If no dividends are declared and paid, they will continue to accumulate as the agreement contains a backstop to it being paid even if never declared by the board.

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

The following table presents our calculation of Adjusted Revenues for the three and nine months ended September 30, 2021 and 2020, and a reconciliation of this measure to our Revenues, net for the same periods:

	Three Months Ended September 30,		Variance
(in thousands, except percentages)	2021	2020	$	%
Revenues, net	$442,117	$284,360	$157,757	55.5%
Deferred revenues adjustment	72	2,107	(2,035)	(96.6)%
Adjusted revenues	$442,189	$286,467	$155,722	54.4%

	Nine Months Ended September 30,		Variance
(in thousands, except percentages)	2021	2020	$	%
Revenues, net	$1,316,192	$798,452	$517,740	64.8%
Deferred revenues adjustment	4,465	7,421	(2,956)	(39.8)%
Adjusted revenues	$1,320,657	$805,873	$514,784	63.9%

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

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
The following table presents our calculation of Adjusted EBITDA for the three and nine months ended September 30, 2021 and 2020, and reconciles these measures to our Net loss for the same periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2021	2020 (As Restated)	2021	2020 (As Restated)
Net income (loss) attributable to ordinary shares	$881	$(181,986)	$(105,283)	$(336,900)
Dividends on preferred shares	22,431	—	22,431	—
Net income (loss)	23,312	(181,986)	(82,852)	(336,900)
Provision (benefit) for income taxes	3,579	4,325	18,016	13,693
Depreciation and amortization	130,683	68,614	392,513	176,200
Interest expense and amortization of debt discount, net	65,194	20,244	141,156	72,306
Deferred revenues adjustment (1)	72	2,107	4,465	7,421
Transaction related costs (2)	11,851	34,938	(1,599)	70,154
Share-based compensation expense	11,997	6,796	38,518	31,121
Restructuring and impairment (3)	15,621	3,192	121,988	26,792
Mark to market adjustment on financial instruments (4)	(83,013)	144,753	(113,207)	224,175
Other (5)	10,700	5,224	24,817	1,586
Adjusted EBITDA	$189,996	$108,207	$543,815	$286,548
Adjusted EBITDA margin	43.0%	37.8%	41.2%	35.6%

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
(3)Reflects costs related to restructuring and impairment associated with the acquisition of primarily DRG and CPA Global in 2020. This also includes costs incurred in connection with the initiative, following our merger with Churchill Capital Corp in 2019, to streamline our operations by simplifying our organization and focusing on two segments. During 2021, the CPA Global plan continued as well as the addition of a new One Clarivate Program, which was an approved restructuring action to streamline operations within targeted areas of the Company. Additionally, during the three and nine months ended September 30, 2021, we incurred impairment charges taken on right-of-use assets of $757 and $60,232, respectively, relating the exit and ceased use of leased properties.
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
(5)Includes primarily the net impact of foreign exchange gains and losses related to the re-measurement of balances and other items that do not reflect our ongoing operating performance. The 2020 detail also includes costs related to a transition services agreement and offset by the reverse transition services agreement from the sale of MarkMonitor and costs incurred in connection with and after our separation from Thomson Reuters in 2016 relating to the implementation of our standalone company infrastructure and related cost-savings initiatives. These costs include mainly transition consulting, technology infrastructure, personnel and severance expenses relating to our standalone company infrastructure, which are recorded in selling, general and administrative costs in our income statement, as well as expenses related to the restructuring and transformation of our business following our separation from Thomson Reuters in 2016 mainly related to the integration of separate business units into one functional organization and enhancements in our technology. These costs were largely wound down by the end of December 31, 2020.
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
We require and will continue to need significant cash resources to, among other things, meet our debt service requirements under our credit facilities, the new unsecured notes due 2029, the new secured notes due 2028, the secured notes due 2026, and any future indebtedness, fund our working capital requirements, make capital expenditures (including related to product development), and expand our business through acquisitions. Based on our forecasts, we believe that cash flow from operations, available cash on hand and available borrowing capacity under our revolving credit facility will be adequate to service debt, meet liquidity needs and fund necessary capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including the number of future acquisitions and the timing and extent of spending to support product development efforts. We could be required, or could elect, to seek additional funding through public or private equity or debt financings; however, additional funds may not be available on terms acceptable to us.
Unrestricted cash and cash equivalents was $2,479,880 and $257,730 as of September 30, 2021 and December 31, 2020, respectively. Restricted cash increased from $11,278 as of December 31, 2020 to $1,854,257 as of September 30, 2021 due to the restrictive conditions placed on the use of cash received from our 2021 New Senior Secured Notes and New Senior Notes. The gross proceeds were deposited by the Issuer, and are currently held, in segregated escrow accounts. Refer to Note 14 - Debt in Item 1, Financial Statements and Supplementary Data, for additional information. As of September 30, 2021, we had approximately $5,368,526 of debt, consisting primarily of $2,825,950 in borrowings under our term loan facility, $921,399 in outstanding principal of our new senior notes due 2029, $921,177 in outstanding principal of our new senior secured notes due 2028, $700,000 in outstanding principal of senior secured notes due 2026 and $0 of borrowings under our revolving credit facility.

On June 24, 2021, we issued a private placement offering of $1,000,000 in aggregate principal amount of Senior Secured Notes due June 30, 2028 (the "Old Secured Notes") and $1,000,000 in aggregate principle amount of Senior Notes due June 30, 2029 bearing interest at a rate of 3.875% and 4.875% per annum, respectively. In August 2021, we exchanged all of the outstanding, validly tendered and not withdrawn Old Secured Notes for the newly-issued 3.875% Senior Secured Notes due 2028, and exchanged all of the outstanding, validly tendered and not withdrawn Old Unsecured Notes for the Issuer’s newly-issued 4.875% Senior Notes due 2029. The exchange was treated as a debt modification in accordance with Accounting Standards Codification 470, Debt ("ASC 470"). See Note 14 - Debt for further details.

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

In August 2021, the Company's board of directors authorized a share repurchase program allowing the Company to purchase up to $250,000 of its outstanding ordinary shares, subject to market conditions. During the three months ended September 30, 2021, the Company purchased 2,599,700 shares for a total of $65,215. As of September 30, 2021, the Company had approximately $184,785 of availability remaining under this program The share repurchase program was suspended temporarily due to the secondary offering in September 2021.

Cash Flows

The following table discloses our consolidated cash flows provided by (used in) operating, investing and financing activities for the periods presented:

	Nine Months Ended September 30,		Change 2021 vs. 2020
(in thousands)	2021	2020	$	%
Net cash provided by operating activities	$305,515	$128,022	$177,493	139%
Net cash used in investing activities	(100,511)	(966,151)	(865,640)	(90)%
Net cash provided by financing activities	3,864,985	1,370,079	2,494,906	182%
Effect of exchange rates	(4,860)	(6,447)	1,587	25%
Net increase in cash and cash equivalents, and restricted cash	4,065,129	525,503	3,539,626	674%
Cash and cash equivalents, and restricted cash beginning of the year	269,008	76,139	192,869	253%
Cash and cash equivalents, and restricted cash end of the period	$4,334,137	$601,642	$3,732,495	620%

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

Net cash provided by operating activities was $305,515 and $128,022 for the nine months ended September 30, 2021 and 2020, respectively. The increase of $177,493 in net cash provided by operating activities was primarily due to an increase in the source of cash for net working capital, increased accounts receivable collections from acquired businesses as well as an increase in net income after adjustment for non-cash items such as the mark to market adjustment on financial instruments, the mark to market adjustment on contingent and phantom shares, restructuring and impairment charges, and share-based compensation.

Net Working Capital
(in thousands, except ratio)	September 30, 2021	December 31, 2020	September 30, 2020	December 31, 2019
Current assets	5,189,246	1,327,508	944,251	493,076
Current liabilities	3,161,236	1,569,767	662,676	650,998
Net Working Capital	2,028,010	(242,259)	281,575	(157,922)

Cash Flows Used in Investing Activities
Net cash used in investing activities was $100,511 and $966,151 for the nine months ended September 30, 2021 and 2020, respectively. The $865,640 decrease in cash used in investing activities was primarily due to acquisitions, net of cash

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
acquired due to the acquisition of DRG in February 2020 and acquisition of intangible assets due to key business intangible assets acquired from CustomersFirst Now in June 2020, partially offset by the acquisition of Bioinfogate in August 2021. The decrease in cash used in investing activities was offset by an increase in capital expenditures and cash flows provided by the divestiture related to the sale of MarkMonitor AntiFraud, Antipiracy, and Brand Protection Products in January 2020.
Our capital expenditures in both 2021 and 2020 consisted primarily of capitalized labor, consulting and other costs associated with product development.

Cash Flows Provided by Financing Activities
Net cash provided by financing activities was $3,864,985 and $1,370,079 for the nine months ended September 30, 2021 and 2020, respectively. The $2,494,907 increase in cash provided by financing activities was primarily due: (i) increase in proceeds from the issuance of debt due to the private placement offering of $921,177 in aggregate principal amount of Old Senior Secured Notes due 2028 and $921,399 in aggregate principle amount of Old Senior Notes due 2029 in June 2021 compared to the $360,000 of borrowings under our term loan facility in February 2020; (ii) increase in proceeds of $1,392,671 from the issuance of our 5.25% Series A MCPS in June 2021; (iii) decrease in repayment of borrowings under the revolving credit facility; (iv) increase in proceeds from the issuance of stock options; (v) decrease in payments related to tax withholdings for share-based compensation; and (vi) decrease in contingent purchase price payments related to the TradeMark Vision contingent earn out in the first quarter of 2020. The increase in cash provided by financing activities was offset by: (i) decrease in proceeds from the exercise of the Company's outstanding public warrants in the first quarter of 2020; (ii) repayment due to the redemption on the remaining outstanding $78,823 of Old Secured Notes and $78,601 of Old Unsecured Notes in August 2021; (iii) decrease in proceeds from the issuance of ordinary shares driven by the Company's public offerings of 27,600,000 ordinary shares at $20.25 per share in February 2020 and 50,400,000 of our ordinary shares at a share price of $22.50 per share, of which 14,000,000 were ordinary shares offered by Clarivate and 36,400,000 were ordinary shares offered by selling shareholders in June 2020 compared to the public offering of 44,230,768 of our ordinary shares at a share price of $26.00, of which 28,846,154 ordinary shares were issued and sold by Clarivate and 15,384,614 were sold by selling shareholders in June 2021; (iv) use of proceeds to repurchase 2,599,700 of the Company's ordinary shares for a total of $65,215 in Q3 2021; (v) increase in principal payments on the term loan; and (vi) increase in the payment of debt issuance costs compared to the prior period.
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

In June 2021, we completed an underwritten public offering of 44,230,768 of our ordinary shares at a share price of $26.00, of which 28,846,154 ordinary shares were issued and sold by Clarivate and 15,384,614 were sold by selling shareholders (which included 5,769,230 ordinary shares that the underwriters purchased pursuant to their option to purchase additional shares). The ordinary shares sold by selling shareholders included 10,562,882 ordinary shares from Onex, 4,107,787 ordinary shares from Baring and 713,945 ordinary shares from Directors, Executive Officers and other shareholders. The Company received approximately $728,080 in net proceeds from the sale of ordinary shares offered by the Company, after deducting underwriting discounts and estimated offering expenses payable. We intend to use the net proceeds to finance a portion of the purchase price for the ProQuest acquisition, which we announced on May 17, 2021. If the ProQuest acquisition is not consummated, Clarivate intends to use the net proceeds received by it from the Offerings for general corporate purposes. The Company did not receive any proceeds from the secondary ordinary shares sold by the selling shareholders.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
In June 2021, concurrently with the June 2021 Ordinary Share Offering, we completed an underwritten public offering of 14,375,000 of our 5.25% Series A MCPS (which included 1,875,000 of our MCPS that the underwriters purchased pursuant to their option to purchase additional shares). The Company received approximately $1,392,671 in net proceeds from the sale of our MCPS offered by the Company, after deducting underwriting discounts and estimated offering expenses payable. We intend to use the net proceeds to finance a portion of the purchase price for the ProQuest acquisition, which we announced on May 17, 2021. If the ProQuest acquisition is not consummated, Clarivate intends to use the net proceeds received by it from the Offerings for general corporate purposes.

Dividends on the MCPS are payable on a cumulative basis when declared by Clarivate’s board of directors, or an authorized committee of Clarivate’s board of directors, at an annual rate of 5.25% of the liquidation preference of $100.00 per share. Clarivate may pay declared dividends in cash or, subject to certain limitations, in Clarivate ordinary shares, or in any combination of cash and ordinary shares, on March 15, June 15, September 15 and December 15 of each year, commencing on September 15, 2021 and ending on June 1, 2024.

In July 2021, The Company's board of directors declared a quarterly dividend of approximately $1.12 per share on its 5.25% Series A Mandatory Convertible Preferred Shares, payable on September 1, 2021 to shareholders of record at the close of business on August 15, 2021. As permitted by the Statement of Rights governing its 5.25% Series A Mandatory Convertible Preferred Shares, such dividend was paid by delivery of ordinary shares (other than $1 paid in cash in lieu of any fractional ordinary share). The number of ordinary shares deliverable in respect of such dividend was 664,730, which was determined based on the average volume-weighted average price per ordinary shares over the five consecutive trading day period ending on, and including, the trading day prior to September 1, 2021, which had a value of $16,141. As of September 30, 2021, we recognized $6,289 of accrued preferred share dividends within accrued expenses and other current liabilities. While the dividends on the MCPS are cumulative, they will not be paid until declared by the Company’s board of directors. If no dividends are declared and paid, they will continue to accumulate as the agreement contains a backstop to it being paid even if never declared by the board.

During the period January 1, 2020 through February 21, 2020, 24,132,666 of the Company’s outstanding warrants were exercised for one ordinary share per whole warrant at a price of $11.50 per share. On February 20, 2020, we announced the redemption of all of our outstanding public warrants to purchase our ordinary shares that were issued as part of the units sold in the Churchill Capital Corp initial public offering that remained outstanding at 5:00 p.m. New York City time on March 23, 2020, for a redemption price of $0.01 per public warrant. In addition, our board of directors elected that, upon delivery of the notice of the redemption on February 20, 2020, all public warrants were to be exercised only on a “cashless basis.” Accordingly, by virtue of the cashless exercise of public warrants, exercising public warrant holders received 0.4626 of an ordinary share for each public warrant, and 4,747,432 ordinary shares were issued for public warrants exercised on a cashless basis and 4,649 public warrants were redeemed for $0.01 per public warrant. As of September 30, 2021, no public warrants were outstanding.
Free Cash Flow (non-GAAP measure)
The following table reconciles free cash flow measure, which is a non-GAAP measure, to net cash provided by operating activities:

	Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$305,515	$128,022
Capital expenditures	(86,197)	(78,597)
Free cash flow	$219,318	$49,425
Free cash flow was $219,318 for the nine months ended September 30, 2021, compared to $49,425 for the nine months ended September 30, 2020. The increase in free cash flow was primarily due to higher net cash provided by operating activities due to an increase in the source of cash for net working capital, as well as an increase in net income after adjustment for non-cash items such as mark to market adjustment on financial instruments, mark to market adjustment on contingent and phantom shares, restructuring and impairment, and share-based compensation. The increase in free cash flow was partially offset by an increase in capital expenditures primarily driven by the acquired CPA business in Q4 2020.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
Required Reported Data - Standalone Adjusted EBITDA
We are required to report Standalone Adjusted EBITDA, which is identical to Consolidated EBITDA and EBITDA as such terms are defined under our credit facilities, dated as of October 31, 2019, the indentures governing our secured notes due 2026 issued by Camelot Finance S.A. and guaranteed by certain of our subsidiaries, and the indentures governing the New Notes issued by the Issuer in August 2021, respectively. In addition, the credit facilities and the indentures contain certain restrictive covenants that govern debt incurrence and the making of restricted payments, among other matters. These restrictive covenants utilize Standalone Adjusted EBITDA as a primary component of the compliance metric governing our ability to undertake certain actions otherwise proscribed by such covenants. Standalone Adjusted EBITDA reflects further adjustments to Adjusted EBITDA for cost savings already implemented and excess standalone costs.
Because Standalone Adjusted EBITDA is required pursuant to the terms of the reporting covenants under the credit facilities and the indentures and because this metric is relevant to lenders and noteholders, management considers Standalone Adjusted EBITDA to be relevant to the operation of its business. It is also utilized by management and the compensation committee of the Board as an input for determining incentive payments to employees.
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
Standalone Adjusted EBITDA is calculated under the credit facilities and the indentures by using our consolidated net income (loss) for the trailing 12-month period (defined in the credit facilities and the indenture as our U.S. GAAP net income adjusted for certain items specified in the credit facilities and the indenture) adjusted for items including: taxes, interest expense, depreciation and amortization, non-cash charges, expenses related to capital markets transactions, acquisitions and dispositions, restructuring and business optimization charges and expenses, consulting and advisory fees, run-rate cost savings to be realized as a result of actions taken or to be taken in connection with an acquisition, disposition, restructuring or cost savings or similar initiatives, “run rate” expected cost savings, operating expense reductions, restructuring charges and expenses and synergies related to the transition projected by us, costs related to any management or equity stock plan, other adjustments of the type that were presented in the offering memorandum used in connection with the issuance of the secured notes due 2026 and earn-out obligations incurred in connection with an acquisition or investment.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
The following table reconciles Standalone Adjusted EBITDA to our Net loss for the periods presented:

	Twelve months ended September 30,
	2021	2020 (As Restated)
(in thousands)
Net loss attributable to ordinary shares	$(80,252)	$(421,321)
Dividends on preferred shares	22,431	—
Net loss	(57,821)	(421,321)
Provision for income taxes	2,021	18,298
Depreciation and amortization	519,463	231,585
Interest, net	180,764	136,057
Deferred revenues adjustment (1)	20,145	7,497
Transaction related costs (2)	25,746	74,295
Share-based compensation expense	49,047	35,829
Gain on sale of Techstreet	(28,140)	—
Restructuring and impairment (3)	142,791	42,462
Impairment on assets held for sale	—	18,431
Mark to market adjustment on financial instruments (4)	(132,320)	223,809
Other (5)	22,171	4,157
Adjusted EBITDA	743,867	371,099
Realized foreign exchange gain	4,609	(5,730)
DRG Adjusted EBITDA impact (6)	—	26,580
Bioinfogate Adjusted EBITDA impact(6)	325	—
Cost savings (7)	59,039	36,345
Excess standalone costs (8)	—	29,959
Standalone Adjusted EBITDA	$807,840	$458,253
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
(5)Includes primarily the net impact of foreign exchange gains and losses related to the re-measurement of balances and other items that do not reflect our ongoing operating performance. The 2020 detail also includes costs related to a transition services agreement and offset by the reverse transition services agreement from the sale of MarkMonitor and costs incurred in connection with and after our separation from Thomson Reuters in 2016 relating to the implementation of our standalone company infrastructure and related cost-savings initiatives. These costs include mainly transition consulting, technology infrastructure, personnel and severance expenses relating to our standalone company infrastructure, which are recorded in selling, general and administrative costs in our income statement, as well as expenses related to the restructuring and transformation of our business following our separation from Thomson Reuters in 2016 mainly related to the integration of separate business units into one functional organization and enhancements in our technology. These costs were largely wound down by the end of December 31, 2020.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
(6)Represents the acquisition Adjusted EBITDA for the period beginning October 1, 2020 through the acquisition date of August 3, 2021 for Bioinfogate to reflect the company's Standalone Adjusted EBITDA as though acquisitions occurred at the beginning of the presented period.
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

	Twelve months ended September 30,
(in thousands)	2021	2020
Actual standalone company infrastructure costs	$—	$164,896
Steady state standalone cost estimate	—	(134,937)
Excess standalone costs	$—	$29,959
The foregoing adjustments (6) , (7) and (8) are estimates and are not intended to represent pro forma adjustments presented within the guidance of Article 11 of Regulation S-X. Although we believe these estimates are reasonable, actual results may differ from these estimates, and any difference may be material. See Cautionary Statement Regarding Forward-Looking Statements.
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
Senior Secured Notes and Senior Notes due 2028 and 2029, respectively

In June 2021, we issued a private placement offering of $1,000,000 in aggregate principal amount of Senior Secured Notes due June 30, 2028 and $1,000,000 in aggregate principle amount of Senior Notes due June 30, 2029 bearing interest at a rate of 3.875% and 4.875% per annum, respectively. The interest is payable semi-annually to holders of record on June 30 and December 30 of each year, commencing on December 30, 2021. The Old Notes due 2028 and 2029 were issued by Clarivate Science Holdings Corporation (the "Issuer"), an indirect wholly-owned subsidiary of Clarivate.
In August 2021, we (i) exchanged all of the outstanding, validly tendered and not withdrawn 3.875% Senior Secured Notes due 2028 for the newly-issued 3.875% Senior Secured Notes due 2028, and (ii) exchanged all of the outstanding, validly tendered and not withdrawn 4.875% Unsecured Senior Notes due 2029 for the Issuer’s newly-issued 4.875% Senior Notes due 2029. The initial aggregate principal amount of New Notes is equal to the aggregate principal amount of Old Notes that were validly tendered and not validly withdrawn for exchange, and that were accepted by the Issuer. The offers to exchange are referred to herein as the “Exchange Offers.” Pursuant to the Exchange Offers, the aggregate principal amounts of the Old Notes set forth as follows were validly tendered and not validly withdrawn, and were accepted by the Issuer and subsequently cancelled: (i) $921,177 aggregate principal amount of Old Secured Notes; and (ii) $921,399 aggregate principal amount of Old Unsecured Notes. Following such cancellation, (i) $78,823 aggregate principal amount of Old Secured Notes remained outstanding; and (ii) $78,601 aggregate principal amount of Old Unsecured Notes remained outstanding. The Issuer redeemed such remaining outstanding Old Secured Notes and Old Unsecured Notes at 100% of the principal amount thereof plus accrued and unpaid interest from June 24, 2021 to the redemption date in August 2021. In connection with the settlement of the Exchange Offers, the Issuer (i) issued $921,177 aggregate principal amount of its New Secured Notes; and (ii) issued $921,399 aggregate principal amount of its New Unsecured Notes. The interest is payable semi-annually to holders of record on June 30 and December 30 of each year, commencing on December 30, 2021. The exchange was treated as a debt modification in accordance with Accounting Standards Codification 470, Debt ("ASC 470").

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
We intend to use the net proceeds to finance a portion of the purchase price for the ProQuest acquisition, which we announced on May 17, 2021, and to pay related fees and expenses. Concurrently with the settlement of the Exchange Offers, the Issuer deposited into segregated escrow accounts. If the escrow conditions (which include conditions relating to the consummation of the ProQuest acquisition) are not satisfied on or prior to April 29, 2022, or if it is otherwise determined that any of the applicable escrow release conditions will not be satisfied, the New Notes will be redeemed at a price equal to 100% of the principal amount of the New Notes, plus accrued and unpaid interest, if any, from June 24, 2021 (the "Issue Date" of the Old Notes), or, if an interest payment has been made on the New Notes, from the most recent interest payment date, up to, but excluding, the date of such special mandatory redemption. Prior to closing of the ProQuest acquisition, the New Notes are not guaranteed, but have been secured by a first-priority security interest in the escrow accounts.
Upon consummation of the ProQuest acquisition, the Notes will be guaranteed on a joint and several basis by each of Clarivate’s indirect subsidiaries that is an obligor or guarantor under Clarivate’s existing credit facilities and senior secured notes due 2026. The New Secured Notes will be secured on a first-lien pari passu basis with borrowings under the existing credit facilities and senior secured notes, and the New Unsecured Notes will be the Issuer’s and such guarantors’ unsecured obligations.
The indentures governing the New Notes due 2028 and 2029 contain covenants which, among other things, limit the occurrence of additional indebtedness (including acquired indebtedness), issuance of certain preferred stock, the payment of dividends, making restricted payments and investments, the purchase or acquisition or retirement for value of any equity interests, the provision of loans or advances to restricted subsidiaries, the sale or lease or transfer of any properties to any restricted subsidiaries, the transfer or sale of assets, and the creation of certain liens. As of the date of this quarterly report, we believe we were in compliance with the indentures' covenants.
Credit Facilities
The credit facilities are secured by substantially all of our assets and the assets of all of our U.S. restricted subsidiaries and certain of our non-U.S. subsidiaries, including those that are or may be borrowers or guarantors under the Credit Facilities, subject to customary exceptions. As Clarivate Science Holdings Corporation remains an unrestricted subsidiary until the consummation of the ProQuest acquisition, the current debt recorded on their balance sheet as of September 30, 2021 is excluded from our consolidated coverage and leverage ratios. The credit facilities contain customary events of default and restrictive covenants that limit us from, among other things, incurring certain additional indebtedness, issuing preferred stock, making certain restricted payments and investments, certain transfers or sales of assets, entering into certain affiliate transactions or incurring certain liens. These credit facilities limitations are subject to customary baskets, including certain limitations on debt incurrence and issuance of preferred stock, subject to compliance with a consolidated coverage ratio of Consolidated EBITDA (as defined in the credit facilities), a measure identical to our Standalone Adjusted EBITDA disclosed above under - Required Reported Data - Standalone Adjusted EBITDA, to interest and other fixed charges on certain debt (as defined in the credit facilities) of 2.00 to 1.00. In addition, the credit facilities require us to comply with a springing financial covenant pursuant to which, as of the third quarter of 2019, we must not exceed a total first lien net leverage ratio (as defined under the credit facilities) of 7.25 to 1.00, to be tested on the last day of any quarter only when more than 30% of the revolving credit facility (excluding (i) non-cash collateralized, issued and undrawn letters of credit in an amount up to $10,000 and (ii) any cash collateralized letters of credit) is utilized at such date. As of September 30, 2021, our consolidated coverage ratio was 5.77 to 1.00 and our consolidated leverage ratio was 1.29 to 1.00. As of the date of this Report, we are in compliance with the covenants in the credit facilities. During the nine months ended September 30, 2021, the Company paid down $0 drawn on the revolving credit facility. On February 28, 2020, we incurred an incremental $360,000 of term loans under our term loan facility and used the net proceeds from such borrowings to fund a portion of the cash consideration for the DRG acquisition. On October 1, 2020, in connection with the CPA Global acquisition, the Company incurred an incremental $1,600,000 of borrowings under our term loan facility and used the net proceeds from such borrowings to fund the repayment of CPA Global's parent company outstanding debt.

Commitments and Contingencies
Our contingent liabilities consist primarily of letters of credit and performance bonds and other similar obligations in the ordinary course of business.
The Company maintained a contingent stock liability based on observable market data relating to the CPA Global acquisition that occurred on October 1, 2020. The amount was settled on January 21, 2021 through the issuance of ordinary shares. The contingent stock liability was $0 and $44,565 as of September 30, 2021 and December 31, 2020, recorded in

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet. The Company recognized a gain related to the changes in the contingent stock liability of $0 and $0 for the three months ended September 30, 2021 and 2020, respectively, and $675 and $0 for the nine months ended September 30, 2021 and 2020, respectively, recorded within Selling, general and administrative costs on the Condensed Consolidated Statement of Operations.
The Company maintained a contingent stock liability based on observable market data relating to the DRG acquisition that occurred on February 28, 2020. The amount was settled on March 5, 2021 through the issuance of ordinary shares. The contingent stock liability was $0 and $86,029 as of September 30, 2021 and December 31, 2020, recorded in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet. The Company recognized (income) expense related to the changes in the contingent stock liability of $0 and $4,576 for the three months ended September 30, 2021 and 2020, respectively, and $(24,410) and $5,763 for the nine months ended September 30, 2021 and 2020, respectively, recorded within Selling, general and administrative costs on the Condensed Consolidated Statement of Operations.
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
Interest Rate Risk
Our interest rate risk arises primarily from our borrowings at floating interest rates. Borrowings under our credit facilities are subject to floating base interest rates, plus a margin. As of September 30, 2021, we had $2,825,950 of floating rate debt outstanding under our credit facilities, consisting of borrowings under the revolving and term loan facilities for which the base rate was one-month LIBOR (subject, with respect to the term loan facility only, to a floor of 0.00% for $1,237,950 and 1.00% for $1,588,000), which stood at 0.08% at September 30, 2021. Of this amount, we hedged $449,500 of our principal amount of our floating rate debt under hedges using interest rate derivatives. As a result, $2,376,450 of our outstanding borrowings effectively bore interest at floating rates. A 1/8th basis point increase or decrease in the applicable base interest rate under our credit facilities would have an impact of $388 and $1,113 on our cash interest expense for the three and nine months ended September 30, 2021, respectively. For additional information on our outstanding debt and related hedging, see Item 1. Financial Statements and Supplementary Data - Notes to the Consolidated Financial Statements - Note 10 - Derivative Instruments and Note 14 - Debt.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed in the reports required to be filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Remediation of Material Weakness Plan

To address the previously reported material weakness in internal control over financial reporting as disclosed in Part II, Item 9A in our 2020 Annual Report on Form 10-K/A, we designed and implemented a new control to evaluate settlement features used to determine the classification of any new warrant instruments. Based on the actions taken, as well as the evaluation of the design of the new control, and the fact that there have been no new warrant instruments issued recently nor in the foreseeable future, we determined that the material weakness has been remediated as of September 30, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under Plans or Programs
January 1, 2021-January 31, 2021	8,250	$16.98	—	—
February 1, 2021-February 28, 2021	33,559	$13.05	—	—
March 1, 2021-March 31, 2021	311,640	$12.65	—	—
April 1, 2021-April 30, 2021	200,199	$10.97	—	—
May 1, 2021-May 31, 2021	298,624	$13.00	—	—
June 1, 2021-June 30, 2021	310,821	$16.56	—	—
July 1, 2021-July 31, 2021	17,648	$33.92	—	10,965,000
August 1, 2021-August 31, 2021	137,783	$5.45	1,769,000	9,196,000
September 1, 2021-September 9, 2021	22,050	$5.72	830,700	8,365,300
September 10, 2021-September 31, 2021			—	—
Total	1,340,574		2,599,700	—

(1) Includes shares withheld to satisfy tax withholding obligations on behalf of employees that occur upon vesting and delivery of outstanding shares underlying stock options and restricted stock units under the 2019 Incentive Award Plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits and Financial Statement Schedules
EXHIBIT INDEX

2.1	Amendment to ProQuest Transaction Agreement (incorporated by reference to Exhibit 2.1 to Clarivate’s Form 8-K filed July 29, 2021).
4.1
Indenture, dated August 19, 2021, between the Issuer and Wilmington Trust, National Association, as trustee and collateral agent, relating to the Issuer’s 3.875% senior secured notes due 2028 (incorporated by reference to Exhibit 4.1 to Clarivate's Form 8-K filed August 19, 2021).

4.2
Indenture, dated August 19, 2021, between the Issuer and Wilmington Trust, National Association, as trustee, relating to the Issuer’s 4.875% senior notes due 2029 (incorporated by reference to Exhibit 4.2 to Clarivate's Form 8-K filed August 19, 2021).

4.3	Form of 3.875% senior secured note due 2028 (included in Exhibit 4.1).
4.4	Form of 4.875% senior note due 2029 (included in Exhibit 4.2).
10.1	Offer Letter, dated October 4, 2021, by and between Clarivate Plc and Heather Matzke-Hamlin (incorporated by reference to Exhibit 10.1 to Clarivate’s Form 8-K filed October 5, 2021).
31*	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following information from our Form 10-Q for the quarterly period ended September 30, 2021, formatted in Inline eXtensible Business Reporting Language: (i) Condensed Consolidated Statement of Comprehensive Income (unaudited), (ii) Condensed Consolidated Balance Sheet (unaudited), (iii) Condensed Consolidated Statement of Changes in Equity (unaudited), (iv) Condensed Consolidated Statement of Cash Flows (unaudited), and (v) the Notes to the Condensed Consolidated Financial Statements (unaudited).
104*	The cover page from the Company's Annual Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL

*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of London, United Kingdom on October 28, 2021.

CLARIVATE PLC
By:	/s/ Richard Hanks
Name: Richard Hanks
Title: Chief Financial Officer