Form 10-K/A
period 2020-12-31
CLARIVATE Plc
filed 2022-02-03
CIK 1764046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A (Amendment No. 2)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _______
Commission File No. 001-38911

CLARIVATE PLC
(Exact name of registrant as specified in its charter)

Jersey, Channel Islands	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
70 St. Mary Axe London EC3A 8BE United Kingdom (Address of principal executive offices)	Not applicable (Zip Code)
Registrant's telephone number, including area code: +44 207 4334000
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Ordinary Shares, no par value	CLVT	New York Stock Exchange
5.25% Series A Mandatory Convertible Preferred Shares, no par value	CLVT PR A	New York Stock Exchange
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

EXPLANATORY NOTE
Amendment No. 1
On May 10, 2021, Clarivate Plc (“Clarivate," the "Company,” "our," "us" and "we") filed Amendment No. 1 ("Amendment No. 1") to our Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission (“SEC”) on February 26, 2021 (the "Original Form 10-K”, and the Original Form 10-K as amended by Amendment No. 1, the "Form 10-K/A"), to restate our Consolidated Financial Statements and related footnote disclosures as of and for the years ended December 31, 2020 and 2019, our Condensed Consolidated Financial Statements for the quarters ended September 30, 2020, June 30, 2020, March 31, 2020, September 30, 2019 and June 30, 2019, and our quarterly results of operations for the quarters ended December 31, 2020 and 2019. Amendment No. 1 also amended certain other Items in the Original Form 10-K, as described in “Items Amended by Amendment No. 1 and this Amendment No. 2” section below.
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
The errors corrected in Amendment No. 1 related to the treatment under U.S. generally accepted accounting principles (“GAAP”) of certain Private Placement Warrants for the purchase of the Company’s ordinary shares, issued to the founders of Churchill Capital Corp, a special purpose acquisition company or “SPAC” with which the Company consummated a business combination transaction in May 2019. The Private Placement Warrants were initially issued by the SPAC. In the affected financial statements, the Private Placement Warrants are incorrectly classified as equity of the Company.
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
As discussed in further detail below and in Note 28 to the accompanying restated financial statements, the restatement reflected in Amendment No. 1 was the result of our application of the guidance on accounting for certain Private Placement Warrants. We evaluated the impact to us and we concluded that certain of its Private Placement Warrants, issued to the founders of Churchill Capital Corp, a special purpose acquisition company or “SPAC” with which the Company consummated a business combination transaction in May 2019, should be classified as liabilities with mark to market accounting through earnings. We also concluded that the impact was material to the Company’s financial statements prepared according to U.S. generally accepted accounting principles ("U.S. GAAP") and consequently, have restated the financial statements of the Affected Periods.
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
This restatement reflected in Amendment No. 1 resulted in the following changes:

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

Amendment No. 2
The Company is filing this Amendment No. 2 ("Amendment No. 2") to our Annual Report on Form 10-K for the year ended December 31, 2020, to restate our Consolidated Financial Statements and related footnote disclosures as of and for the year ended December 31, 2020 and our quarterly results of operations for the quarter ended December 31, 2020. Amendment No. 2 also amends certain other Items in the Form 10-K/A as described in “Items Amended by the Amendment No. 1 and this Amendment No. 2” section below.
On December 22, 2021, the Company concluded, with concurrence from the Audit Committee, that the consolidated financial statements previously issued as of and for the year ended December 31, 2020 and the quarterly period ended December 31, 2020 should no longer be relied upon because of errors in such financial statements, as addressed in FASB ASC Topic 250. In addition, it was concluded that the financial statements for the quarterly periods ended March 31, 2021, June 30, 2021 and September 30, 2021 should also no longer be relied upon. Accordingly, the Company is filing with the SEC amendments to its previously issued Form 10-Q filings for the quarterly periods ended March 31, 2021, June 30, 2021, and September 30, 2021.
The errors corrected in Amendment No. 2 and such amended Form 10-Q filings relate to the treatment under GAAP of an equity plan included in the CPA Global business combination (the "CPA Global Equity Plan") which was consummated on October 1, 2020 (the "CPA Global Transaction”). In the affected financial statements, certain awards made by CPA Global under such equity plan and a related trust were incorrectly included as part of the acquisition accounting for the CPA Global Transaction. The Company concluded that the majority of the expenses associated with such equity plan should have been recognized as share-based compensation charges ranging primarily from the vesting period of October 1, 2020 to October 1, 2021, with only a portion of the liability recorded as part of acquisition accounting. In addition, ordinary shares that were transferred to an Employee Benefit Trust established for the CPA Global Equity Plan should have been excluded from the purchase price consideration in the amount of $196,038 or 6,325,860 ordinary shares. The shares distributed to the trust are being disregarded and accordingly are not treated as outstanding for EPS purposes.
In addition, and separate from the CPA Global Equity Plan restatement in Amendment No 2, the Company has corrected for the understatement of deferred tax liabilities of $3,328 with an offset to goodwill relating to the CPA Global acquisition opening balance sheet on October 1, 2020. The Company has also corrected for the understatement of deferred tax liabilities of $1,936 with an offset to goodwill relating to the DRG acquisition opening balance sheet on February 28, 2020.
This restatement reflected in this Amendment No. 2 resulted in the following changes:
Consolidated Statement of Operations

(in thousands, except per share data)	December 31, 2020
3 and 12 months ended
Cost of revenues	$(9,490)
Selling, general and administrative costs	(21,119)
Restructuring and impairment	(8,543)
Total operating expenses	(39,152)
Loss before interest expense and income tax	(39,152)
Loss before income tax	(39,152)
Benefit (provision) for income taxes	396
Net loss	(38,756)
Basic earnings per ordinary share	$(0.09)
Diluted earnings per ordinary share	$(0.09)

Consolidated Balance Sheet

(in thousands)	December 31, 2020
Restricted cash	$3,400
Prepaid expenses	—
Other current assets	(183,344)
Goodwill	(209,672)
Other non-current assets	(16,610)
Deferred income taxes	77
Total assets	(406,149)
Accrued expenses and other current liabilities	(146,674)
Other non-current liabilities	(18,277)
Deferred income taxes	4,735
Total liabilities	(160,216)
Treasury Shares	(196,038)
Accumulated other comprehensive income	(11,139)
Accumulated deficit	(38,756)
Total shareholders’ equity	(245,933)
Consolidated Statement of Comprehensive Income

(in thousands)	December 31, 2020
3 and 12 months ended
Net loss	$(38,756)
Foreign currency translation adjustment	(11,139)
Total other comprehensive income, net of tax	(11,139)
Comprehensive income	(49,895)
Consolidated Statement of Cash Flows

(in thousands)	December 31, 2020
3 and 12 months ended
Cash flows from operating activities
Net loss	$(38,756)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	(1,264)
Restructuring and impairment	(76)
Deferred income tax benefit	(404)
Mark to market adjustment on phantom shares	994
Changes in operating assets and liabilities:
Prepaid expenses	—
Other assets	2,620
Accrued expenses and other current liabilities	35,774
Other liabilities	1,112
Net cash provided by operating activities	—

Items Amended by Amendment No. 1 and this Amendment No. 2
The portions of the Original Form 10-K that have been revised to give effect to the restatements reflected in Amendment No. 1 and this Amendment No. 2 and matters related thereto are as follows:

•Part I, Item 1. Business
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
•Part II, Item 9A. Controls and Procedures
•Part IV, Item 15. Exhibits and Financial Statement Schedules

See additional information within Note 26 - Quarterly Financial Data and Note 28 - Restatement of Previously Issued Financial Statements, in Item 8, Financial Statements and Supplementary Data.
Pursuant to the rules of the SEC, Part IV, Item 15 has been amended to include currently-dated certifications from our Chief Executive Officer (as Principal Executive Officer) and our Chief Financial Officer (as Principal Financial Officer), as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 (Exhibits 31 and 32).
The Form 10-K/A as amended by this Amendment No. 2 sets forth the information in the Original Form 10-K in its entirety, as such information is modified and superseded by Amendment No. 1 and this Amendment No. 2. Except as provided above, the Form 10-K/A as amended by this Amendment No. 2 does not amend, update or change any other items or disclosures or otherwise reflect events occurring after the date of the Original Form 10-K to the date this Amendment No. 2 is filed. Accordingly, this Amendment No. 2 should be read in conjunction with the Company’s other SEC filings, including any amendment to those filings.
In accordance with applicable SEC rules, this Amendment No. 2 includes an updated signature page, certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2 and 32.1 as required by Rule 12b-15, and a Consent of Independent Registered Public Accounting Firm in Exhibit 23.1.
Control Considerations
In connection with the restatement reflected in Amendment No. 1, management reassessed its conclusions regarding the effectiveness of the Company’s disclosure controls and procedures ("DC&P") and internal control over financial reporting ("ICFR") as of December 31, 2020. Management concluded that the Company’s DC&P and ICFR were not effective as of December 31, 2020, due to a material weakness as a result of a lack of an effectively designed control over the evaluation of settlement features used to determine the classification of warrant instruments.
In connection with the restatement reflected in this Amendment No. 2, management has further reassessed its conclusions regarding the effectiveness of the Company’s DC&P and ICFR as of December 31, 2020. Management has concluded that the Company’s DC&P and ICFR were not effective as of December 31, 2020, due to additional material weaknesses related to, (1) the lack of an effectively designed control over the communication of modifications to pre-existing compensation agreements in an acquisition transaction between the legal function and the accounting function to ensure the accounting impact of the modifications could be evaluated, and (2) the lack of an effectively designed control with a sufficient level of precision to allow for an appropriate review of the tax balances associated with the opening balance sheet of acquired entities.

For a discussion of management’s consideration of our DC&P and ICFR, and the material weaknesses identified, see Part II, Item 9A, Controls and Procedures of this Amendment No. 2.

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
Foreign Private Issuer Status and Financial Presentation
We qualified as a foreign private issuer (“FPI”) under the rules of the SEC for the financials periods presented herein. However, even though we qualified as an FPI, we report our financial results in accordance with U.S. generally accepted accounting principles (“GAAP”) and we have elected to file our periodic and current reports on Forms 10-K, 10-Q and 8-K. Based on Rule 405 of the Securities Act and Rule 3b-4(c) of the Exchange Act, we no longer qualified as an FPI as of January 1, 2021.
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

TABLE OF CONTENTS

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
The following charts illustrate our revenues for the year ended December 31, 2020 by segment, type and geography:

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
Our product portfolio for our Intellectual Property segment is summarized below.

Product Line	Patents	Trademarks	Domains	IP
Product Description	Used to search and analyze patents	Used to monitor trademarks on an ongoing basis	Used to register and manage portions of web domains	Used for renewal and validation of intellectual property rights on behalf of customers
Curated Information Set	Database of 93 million + patent filings across 50+ patent offices	180+ patent and trademark offices	Database of 1.4 million corporate domain names	Database of 3.4 million patent and trademark renewals performed annually with over 200+ patent and trademark offices across the world
Customers	Used by 50+ patent offices, large R&D organizations of Fortune 1000 companies and various universities	65 industrial databases, 70 Pharma in-use databases	MarkMonitor manages 38% of the top 50 most trafficked corporate website domain portfolios	12,000 direct and indirect customers including 47 out of 50 top R&D spenders globally
Notable Products and Offerings	Derwent Innography IncoPat	Compumark Watch Compumark Saegis Compumark Search	MarkMonitor Domain Management Brand Protection	CPA Global Renewals, Filing and Prosecution, Patent Search and IPMS Solutions
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
Trademarks Product Line
Our Trademarks Product Line (“TPL”) provides trademark research and protection services for businesses and law firms globally and relies on our leading trademark database, CompuMark. Our CompuMark’s offerings span the entire life cycle of a trademark, from determining availability of a proposed trademark to monitoring for infringement post registration. TPL provides global trademark research and protection to corporations and law firms globally. Over the last 30 years, the organization has curated content from more than 180 patent and trademark offices. Coupled with industry specific sources, including over 65 industrial design databases and 70 Pharma In-Use Databases, as of December 31, 2020, CompuMark delivers the most comprehensive data set available for trademark professionals.
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

Accelerate Revenue Growth		2020 Earnings Progress Report(1)
~	Product and pricing enhancement strategies	1.	Revenue growth 28.7%(2)

~	Increased pipeline of new products	2.	Subscription revenue growth 7.7%

~	Build strength in Asia Pacific	3.	Transactional revenue growth 74.2%

~	Optimizing pricing and cross-sell	4.	ACV growth (at constant currency) 14.2%(3)

		5.	91.2% retention rate(4)

Enhance Margins		6.	Net loss $(350,625) (Net loss margin and margin improvement not meaningful; change in Net loss of 35.6%) (2)

~	Benefit from top-line initiatives	7.	Adjusted EBITDA margin 38.1%(2)

~	Simplifying Selling, General and Administrative ("SG&A") cost structure	8.	Adjusted EBITDA margin improvement 793.3 bps(2)

~	Consolidating footprint	9.	Adjusted EBITDA growth 65.5%(2)

~	Increase automation and cloud infrastructure

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
Background and History
Clarivate Plc was registered on January 7, 2019 and is organized under the laws of Jersey, Channel Islands. Our registered office is located at 4th Floor, St Paul’s Gate, 22-24 New Street, St. Helier, Jersey JE1 4TR. Our principal business offices are located at 70 St. Mary Axe, London EC3A 8BE, United Kingdom, where our main telephone number is +44 207 4334000. We maintain a website at www.clarivate.com. In addition, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers (including Clarivate) that file electronically with the SEC at www.sec.gov.
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
Recent Developments
Strategic Acquisitions
Acquisition of CPA Global

On October 1, 2020, we acquired 100% of the assets, liabilities and equity interests of CPA Global, a global leader in intellectual property software and tech-enabled services. Clarivate acquired all of the outstanding shares of CPA Global in a cash and stock transaction. The aggregate consideration in connection with the closing of the CPA Global acquisition was $8,541,551, net of $102,010 cash acquired, including an equity hold back consideration of $46,485. The aggregate consideration was composed of (i) $6,565,477 from the issuance of up to 218,183,778 ordinary shares to Redtop Holdings Limited, a portfolio company of Leonard Green & Partners, L.P., representing approximately 35% pro forma fully diluted ownership of Clarivate and (ii) approximately $2,078,084 in cash to fund the repayment of CPA Global's parent company outstanding debt of $2,055,822 and related interest swap termination fee of $22,262. Of the 218,306,663 ordinary shares issuable in the acquisition, Clarivate issued 210,357,918 ordinary shares as of October 1, 2020. In addition, 6,325,860 shares were issued to Leonard Green & Partners, L.P. to fund a Employee Benefit Trust established for the CPA Equity Plan. These shares should have been excluded from purchase price consideration.
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
•Signatory to the United Nations Women's Empowerment Principles ("WEPs"), the CEO Action for Diversity and Inclusion and the Stonewall Transgender Rights are Human Rights;
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

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2020, and if we are not able to remediate the material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to design and maintain effective internal control over financial reporting, we may be unable to accurately report our results of operations, meet our reporting obligations or prevent misstatements due to fraud or error.

During 2021, the Company identified certain errors in its historical annual and interim consolidated financial statements related to the accounting treatment of the Private Placement Warrants, the accounting treatment of certain awards made by CPA Global under its equity plan and the accounting of tax balances associated with the opening balance sheets of acquired entities. We concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020, due to material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses related to: (1) the lack of an effectively designed control over the evaluation of settlement features used to determine the classification of warrant instruments, (2) the lack of an effectively designed control over the communication of modifications to pre-existing compensation agreements in an acquisition transaction between the legal function and the accounting function to ensure the accounting impact of the modifications could be evaluated, and (3) the lack of an effectively designed control with a sufficient level of precision to allow for an appropriate review of the tax balances associated with the opening balance sheet of acquired entities. Certain of these material weaknesses resulted in the restatement of the Company’s consolidated financial statements for the years ended December 31, 2019 and 2020, each of the quarters of 2020, and the quarters ended June 30 and September 30, 2019.

If we fail to design and maintain effective internal control over financial reporting, there could be material misstatements in our consolidated financial statements that we may not be able to prevent or detect on a timely basis and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could limit our access to capital markets, adversely affect our results of operations and lead to a decline in the trading price of the ordinary shares. Additionally, ineffective internal control over financial reporting could expose us to an increased risk of fraud or misappropriation of assets and subject us to potential delisting from the stock exchange on which we list or to other regulatory investigations and civil or criminal sanctions.

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

	Year ended December 31,
(in thousands except per share data)	2020 (1)(2)(3) (As Restated)	2019 (4)(5)(6) (As Restated)	2018 (7)(8)	2017 (9)
Statement of Operations Data:
Revenues, net	$1,254,047	$974,345	$968,468	$917,634
Operating expenses:
Cost of revenues(18)	(438,787)	(352,000)	(430,326)	(413,030)
Selling, general and administrative costs(18)	(544,700)	(475,014)	(413,004)	(422,931)
Depreciation	(12,709)	(9,181)	(9,422)	(6,997)
Amortization	(290,441)	(191,361)	(227,803)	(221,466)
Impairment on assets held for sale	—	(18,431)	—	—
Restructuring and impairment(18)	(56,138)	(15,670)	—	—
Other operating income (expense), net	52,381	4,826	6,379	(237)
Total operating expenses	(1,290,394)	(1,056,831)	(1,074,176)	(1,064,661)
Income (loss) from operations	(36,347)	(82,486)	(105,708)	(147,027)
Mark to market adjustment on financial instruments (13)	(205,062)	(47,656)
Legal settlement	—	39,399	—	—
Income (loss) before interest expense and income tax	(241,409)	(90,743)	(105,708)	(147,027)
Interest expense and amortization of debt discount, net	(111,914)	(157,689)	(130,805)	(138,196)
Income (loss) before income tax	(353,323)	(248,432)	(236,513)	(285,223)
Benefit (provision) for income taxes(14)	2,698	(10,201)	(5,649)	21,293
Net loss	$(350,625)	$(258,633)	$(242,162)	$(263,930)

Per share:
Basic and diluted	$(0.82)	$(0.94)	$(1.11)	$(1.22)

	Year ended December 31,
(in thousands)	2020	2019	2018	2017
Statement of Cash Flows data:
Net cash provided by (used in)
Operating activities	$263,500	$117,580	$(26,100)	$6,667
Investing activities	(2,988,768)	(140,885)	11,934	(40,205)
Financing activities	2,926,580	75,215	(32,605)	22,818
Other Financial Data:
Capital expenditures	(107,713)	(69,836)	(45,410)	(37,804)

	Year ended December 31,
(in thousands)	2020(1)(2)(3)(10) (11)(15)(18) (As Restated)	2019(4)(6)(12)(13) (14)(15) (As Restated)	2018 (7)	2017 (9)
Balance Sheet data:
Cash and cash equivalents	$257,730	$76,130	$25,575	$53,186
Accounts receivable, net	737,733	333,858	331,295	317,808
Computer hardware and other property, net	36,267	18,042	20,641	23,010
Total assets (17)	14,790,698	3,791,371	3,709,674	4,005,111
Total current liabilities	1,423,093	650,998	643,714	661,073
Total long term liabilities(16)	4,332,815	1,891,774	2,015,353	2,057,932
Total long term debt	3,457,900	1,628,611	1,930,177	1,967,735
Total shareholders' equity	9,034,790	1,248,599	1,050,607	1,286,106

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

(3)The As Restated 2020 column includes restatement adjustments pertaining to Amendment No. 1 relating to errors in the Private Placement Warrants that were initially issued by the SPAC and Amendment No. 2 relating to errors in the CPA Global Equity Plan that were incorrectly included as part of the acquisition accounting.

(4)In September 2019, the Company completed the acquisition of SequenceBase. SequenceBase has been included in our consolidated results of operations and consolidated balance sheets starting on the acquisition date. In November 2019, the Company completed the acquisition of Darts-ip. Darts-ip has been included in our consolidated results of operations and consolidated balance sheets starting on the acquisition date.

(5)Includes $18,431 of asset impairment charges related to assets held for sale, $15,670 of restructuring charges, and $39,399 gain related to a legal settlement.

(6)The As Restated 2019 column includes restatement adjustments pertaining to Amendment No. 1 relating to errors in the Private Placement Warrants that were initially issued by the SPAC.

(7)The Company completed the acquisitions of Kopernio and TrademarkVision in March 2018 and October 2018, respectively. Kopernio and TrademarkVision has been included in our consolidated results of operations starting and consolidated balance sheets on the acquisition date.

(8)Includes $36,072 gain on the sale of a business and $33,819 loss related to the write down of a tax indemnity asset.

(9)In June 2017, the Company completed the acquisition of Publons. Publons has been included in our consolidated results of operations and consolidated balance sheets starting on the acquisition date.

(10)Includes an incremental $1,960,000 of borrowings under our term loan facility in connection with the DRG and CPA Global acquisitions.

(11)Includes $6,565,477 from the issuance of up to 218,183,778 ordinary shares to Redtop Holdings Limited, a portfolio company of Leonard Green & Partners, L.P., in connection with the CPA Global acquisition.

(12)Reflects the impact of the adoption of ASC 842 Leases. See Item 8. Financial Statements and Supplementary Data - Notes to the Consolidated Financial Statements - Note 3 - Summary of Significant Accounting Policies for further discussion.

(13)Includes the impact of October 2019 Refinancing Transaction.

(14)Includes $200,000 related to the net impact of the tax receivable agreement and buyout agreement and $678,054 related to the merger recapitalization.

(15)The restated balance includes a mark to market adjustment on financial instruments which represents the correction and restatement as per Amendment No. 1 for the periods ended December 31, 2020 and 2019 in the amounts of $205,062 and $47,656, respectively. The restated balance also includes an adjustment to total assets of $406,149 to reflect the correction of an error in the acquisition accounting relating to the CPA Global Equity Plan as per Amendment No. 2, inclusive of an adjustment to goodwill in the amount of $209,672 for the period ended December 31, 2020. In addition, and separate from the CPA Global Equity Plan restatement in Amendment No 2, the Company has corrected the acquisition accounting understatement of deferred tax liabilities of $5,264 with an offset to goodwill associated with the CPA Global and DRG acquisitions.

(16)The restated balance includes the adjustment as per Amendment No. 1 to the Warrant liabilities as of December 31, 2020 and 2019 in the amounts of $312,751, and $111,813, respectively. The restated balance also includes an adjustment to total liabilities of $160,216 to reflect the correction of an error in the acquisition accounting relating to the CPA Global Equity Plan as per Amendment No. 2 for the period ended December 31, 2020.

(17)Includes a reduction to the income tax benefit of $(497) as a result of the restatement reflected in Amendment No. 1 which was offset to prepaid expenses on the Consolidated Balance Sheet.

(18)The share-based compensation charge adjustments recorded within Cost of revenues (an adjustment of $9,490), Selling, general and administrative costs (an adjustment of $21,119) and Restructuring and impairment (an adjustment of $8,543) in the As Restated 2020 column represent the correction and restatement per Amendment No. 2 for the period ended December 31, 2020.

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
Restatement of Previously Issued Consolidated Financial Statements
We have restated our previously issued consolidated financial statements contained in this Amendment No. 2. Refer to the "Explanatory Note" preceding Item 1. Business, for background on the restatements, the fiscal periods impacted, control considerations, and other information. In addition, we have restated certain previously reported financial information at December 31, 2020 and for the fiscal years ended December 31, 2020 and December 31, 2019 in this Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including but not limited to information within the Results of Operations, Non-GAAP Financial Measures and Liquidity and Capital Resource sections. We have also included certain restated quarterly information in Note 26 - Quarterly Financial Data.

Note 28 - Restatement of Previously Issued Financial Statements in Item 8, Financial Statements and Supplementary Data, for additional information related to the restatement, including descriptions of the misstatements and the impacts on our consolidated financial statements.

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
Acquisition of CPA Global
On October 1, 2020, we acquired 100% of the assets, liabilities and equity interests of CPA Global, a global leader in intellectual property software and tech-enabled services. Clarivate acquired all of the outstanding shares of CPA Global in a cash and stock transaction. The aggregate consideration in connection with the closing of the CPA Global acquisition was $8,541,551, net of $102,010 cash acquired, including an equity hold-back consideration of $46,485. The aggregate consideration was composed of (i) $6,565,477 from the issuance of up to 218,183,778 ordinary shares to Redtop Holdings Limited, a portfolio company of Leonard Green & Partners, L.P., representing approximately 35% pro forma fully diluted ownership of Clarivate and (ii) approximately $2,078,084 in cash to fund the repayment of CPA Global's parent company outstanding debt of $2,055,822 and related interest swap termination fee of $22,262. Of the 218,306,663 ordinary shares issuable in the acquisition, Clarivate issued 210,357,918 ordinary shares on October 1, 2020. There were 6,325,860 shares that were transferred to Clarivate to fund an Employee Benefit Trust established for the CPA Global Equity Plan. Accordingly, these shares were excluded from purchase price consideration.
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

CPA Global Acquisition Integration and Optimization Program
During the fourth quarter of 2020, the Company approved restructuring actions designed to eliminate duplicative costs following the acquisition of CPA Global and to streamline our operations simplifying our organization and reducing our leasing portfolio. As a result of these actions, the company expects to record total pre-tax restructuring charges of approximately $109,898 for all phases of the program. Approximately $22,895 of costs have been incurred to date under the program and $87,003 are expected to be incurred in a future period. This estimate includes approximately $26,415 for severance related charges, approximately $54,060 of estimated maximum lease exit costs, assuming no sublease agreements are entered into, and $6,528 of other exit costs. To the extent vesting of awards was accelerated for colleagues who were involuntarily terminated relating to the acquired CPA Global Equity Plan, the Company accounted for these as a modification and acceleration of share-based compensation charges of $8,543 within the Restructuring and impairment line item of the Consolidated Statement of Operations.
During the year ended December 31, 2020, the Company recorded pre-tax charges of $22,895, respectively, recognized in Restructuring and impairment in the Consolidated Statements of Operations comprised of $707 of lease impairment and location exit costs, $3,472 of contract exit costs and legal and advisory fees and $18,716 of severance and related benefit costs, respectively.
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

Adjusted EBITDA and Adjusted EBITDA margin
Adjusted EBITDA is presented because it is a basis upon which our management assesses our performance, and we believe it is useful for investors to understand the underlying trends of our operations. See Certain Non-GAAP Measures - Adjusted EBITDA and Adjusted EBITDA margin for important information on the limitations of Adjusted EBITDA and its reconciliation to our Net loss under U.S. GAAP. Adjusted EBITDA represents net loss before provision for income taxes, depreciation and amortization, interest income and expense adjusted to exclude acquisition or disposal-related transaction costs (such costs include net income from continuing operations before provision for income taxes, depreciation and amortization and interest income and expense from divestitures), losses on extinguishment of debt, share-based compensation, unrealized foreign currency gains/(losses), costs associated with the transition services agreement with Thomson Reuters, which we entered into in connection with our separation from Thomson Reuters in 2016, separation and integration costs, transformational and restructuring expenses, acquisition-related adjustments to deferred revenues, costs related to our merger with Churchill Capital Corp in 2019, non-cash income/(loss) on equity and cost method investments, non-operating income or expense, the impact of certain non-cash, legal settlements, and other items that are included in net income for the period that the Company does not consider indicative of its ongoing operating performance and certain unusual items impacting results in a particular period. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by Adjusted Revenues.
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

Cost of Revenues
Cost of revenues consists of costs related to the production, servicing and maintenance of our products and are composed primarily of related personnel costs, such as salaries, benefits, and bonuses for employees, fees for contracted labor, and data center services and licensing costs. Cost of revenues also includes the costs to acquire or produce content, royalties payable and non-capitalized R&D expenses. Cost of revenues does not include production costs related to internally generated software, which are capitalized.
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
Restructuring and Impairment
Restructuring and impairment expense includes costs associated with involuntary termination benefits, including the acceleration of share-based compensation charges resulting from modification accounting, provided to employees under the terms of a one-time benefit arrangement, certain contract termination costs, and other costs associated with an exit or disposal activity.
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

Results of Operations
The following table presents the results of operations for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,			Change 2020 vs. 2019	Change 2019 vs. 2018
(in thousands, except percentages)	2020 (As Restated) (3)	2019 (As Restated) (4)	2018	%	%
Revenues, net	$1,254,047	$974,345	$968,468	28.7%	0.6%
Operating expenses:
Cost of revenues (2)	(438,787)	(352,000)	(430,326)	24.7%	(18.2)%
Selling, general and administrative costs (2)	(544,700)	(475,014)	(413,004)	14.7%	15.0%
Depreciation	(12,709)	(9,181)	(9,422)	38.4%	(2.6)%
Amortization	(290,441)	(191,361)	(227,803)	51.8%	(16.0)%
Impairment on assets held for sale	—	(18,431)	—	N/M	100%
Restructuring and impairment (2)	(56,138)	(15,670)	—	N/M	100%
Other operating income, net	52,381	4,826	6,379	N/M	(24.3)%
Total operating expenses	(1,290,394)	(1,056,831)	(1,074,176)	22.1%	(1.6)%
Income (loss) from operations	(36,347)	(82,486)	(105,708)	N/M	(22.0)%
Mark to market adjustment on financial instruments (1)	(205,062)	(47,656)	—	330.3%	100%
Legal settlement	—	39,399	—	N/M	100%
Income (loss) before interest expense and income tax	(241,409)	(90,743)	(105,708)	N/M	14.2%
Interest expense and amortization of debt discount, net	(111,914)	(157,689)	(130,805)	(29.0)%	20.6%
Loss before income tax	(353,323)	(248,432)	(236,513)	42.2%	5.0%
Benefit (provision) for income taxes	2,698	(10,201)	(5,649)	N/M	80.6%
Net loss	$(350,625)	$(258,633)	$(242,162)	35.6%	6.8%

(1) The mark to market adjustment on financial instruments represents the correction and restatement per Amendment No. 1 for the periods ended December 31, 2020 and 2019 in the amounts of $205,062 and $47,656, respectively.
(2) The share-based based compensation charge adjustments recorded within Cost of revenues (an adjustment of $9,490), Selling, general and administrative costs (an adjustment of $21,119) and Restructuring and impairment (an adjustment of $8,543) in the As Restated 2020 column represent the correction and restatement per Amendment No. 2 for the period ended December 31, 2020.
(3) The As Restated 2020 column includes adjustments pertaining to both Amendment No. 1 relating to errors in the Private Placement Warrants that were initially issued by the SPAC and Amendment No. 2 relating to errors in the CPA Global Equity Plan that were incorrectly included as part of the acquisition accounting. See Note 28 - Restatement of Previously Issued Financial Statements for further details.
(4) The As Restated 2019 column includes adjustments pertaining to Amendment No. 1 relating to errors in the Private Placement Warrants that were initially issued by the SPAC. See Note 28 - Restatement of Previously Issued Financial Statements for further details.

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
Cost of Revenues
Cost of revenues of $438,787 in 2020, increased by $86,787, or 24.7%, from $352,000 in 2019. On a constant currency basis, cost of revenues increased by $85,383, or 24.3%, primarily due to additional costs related to CPA Global and DRG, which were acquired in October and February 2020, offset by a decrease in costs associated with the transition service agreement, employee related costs and outside services including consulting fees, as well as the Techstreet and MarkMonitor transactions in November and January 2020, respectively.
Cost of revenues of $352,000 in 2019, decreased by $78,326, or 18.2%, from $430,326 in 2018. On a constant currency basis, cost of revenues decreased by $73,295, or 17.0%. The decrease is primarily due to a decrease in transition services agreement data center costs, and a decrease in costs associated with the divestiture of the IPM Product Line.
Selling, General and Administrative
Selling, general and administrative expense of $544,700 in 2020, increased by $69,686, or 14.7%, from $475,014 in 2019. On a constant currency basis, selling, general and administrative expense increased by $67,837, or 14.3% primarily due to additional costs related to CPA Global and DRG, which were acquired in October and February 2020, increased transaction expenses associated with the DRG acquisition, the CPA Global acquisition, the MarkMonitor divestiture, the Techstreet divestiture and other finance merger and acquisition related activities during 2020, offset by costs incurred in association with our merger with Churchill Capital Corp in 2019, and a decrease in costs associated with transition service agreement, employee related costs, outside services including consulting fees and marketing costs.
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
Restructuring and Impairment
Restructuring and impairment charges of $56,138 in 2020, increased by $40,468, from $15,670 in 2019. The increase is related to initiatives, following our merger with Churchill Capital Corp in 2019 and, acquisitions of DRG in February 2020 and CPA Global in October 2020, to streamline our operations by simplifying our organization and focusing on two segments.
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

Benefit (Provision) for Income Taxes
Benefit (provision) for income taxes of 2,698 on a pre-tax book loss of $(353,323) in 2020, increased by $12,899 from a provision of $10,201 on a pre-tax book loss of $(248,432) in 2019. The effective tax rate being 0.8% in 2020 compared to (4.1)% in 2019. The overall decrease in tax expense is due to the increased benefit of share-based compensation, offset by recording valuation allowances against losses in certain jurisdictions where it has been deemed the losses are not recognizable and an increase in the Base Erosion Anti-Abuse Tax ("BEAT"). The current year effective tax rate may not be indicative of our effective tax rates for future periods.

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

Adjusted EBITDA and Adjusted EBITDA margin
Adjusted EBITDA is presented because it is a basis upon which our management assesses our performance, and we believe it is useful for investors to understand the underlying trends of our operations. See “— Certain Non-GAAP Measures — Adjusted EBITDA and Adjusted EBITDA margin” for important information on the limitations of Adjusted EBITDA and its reconciliation to our Net loss under GAAP. Adjusted EBITDA represents net (loss) income before provision for income taxes, depreciation and amortization, interest income and expense adjusted to exclude acquisition or disposal-related transaction costs (such costs include net income from continuing operations before provision for income taxes, depreciation and amortization and interest income and expense from divestitures), losses on extinguishment of debt, share-based compensation, unrealized foreign currency gains/(losses), costs associated with the transition services agreement with Thomson Reuters, which we entered into in connection with our separation from Thomson Reuters in 2016, separation and integration costs, transformational and restructuring expenses, acquisition-related adjustments to deferred revenues, costs related to our merger with Churchill Capital Corp in 2019, non-cash income/(loss) on equity and cost method investments, non-operating income or expense, the impact of certain non-cash, legal settlements, mark to market adjustments on financial instruments and other items that are included in net income for the period that the Company does not consider indicative of its ongoing operating performance and certain unusual items impacting results in a particular period. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by Revenues.
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
The following table presents our calculation of Adjusted EBITDA for the years ended December 31, 2020, 2019, and 2018, and reconciles these measures to our Net loss for the same periods:

	Year Ended December 31,
(in thousands, except percentages)	2020 (As Restated)(10)	2019 (As Restated)(11)	2018
Net loss (As Restated)	$(350,625)	$(258,633)	$(242,162)
(Benefit) provision for income taxes	(2,698)	10,201	5,649
Depreciation and amortization	303,150	200,542	237,225
Interest, net	111,914	157,689	130,805
Transition services agreement costs(1)	650	10,481	55,764
Transition, transformation and integration expense(2)	3,440	24,372	69,185
Deferred revenues adjustment(3)	23,101	438	3,152
Transaction related costs(4)	99,286	46,214	2,457
Share-based compensation expense	70,472	51,383	13,715
Gain on sale of IPM Product Line	—	—	(36,072)
IPM adjusted operating margin(5)	—	—	(5,897)
Gain on sale of Techstreet	(28,140)	—	—
Tax indemnity asset(6)	—	—	33,819
Restructuring and impairment(7)	56,138	15,670	—
Legal Settlement	—	(39,399)	—
Impairment on assets held for sale	—	18,431	—
Mark to market adjustment on financial instruments(9)	205,062	47,656	—
Other(8)	(5,150)	9,021	5,221
Adjusted EBITDA	$486,600	$294,066	$272,861
Adjusted EBITDA margin	38.1%	30.2%	28.7%
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

(10)The As Restated 2020 column includes adjustments pertaining to both Amendment No. 1 relating to errors in the Private Placement Warrants that were initially issued by the SPAC and Amendment No. 2 relating to errors in the CPA Global Equity Plan that were incorrectly included as part of the acquisition accounting. See Note 28 - Restatement of Previously Issued Financial Statements for further details.
(11)The As Restated 2019 column includes adjustments pertaining to both Amendment No. 1 relating to errors in the Private Placement Warrants that were initially issued by the SPAC. See Note 28 - Restatement of Previously Issued Financial Statements for further details.

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

Cash Flows

The following table discloses our consolidated cash flows provided by (used in) operating, investing and financing activities for the periods presented:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Net cash provided by operating activities	$263,500	$117,580	$(26,100)
Net cash used in investing activities	(2,988,768)	(140,885)	11,934
Net cash provided by (used in) financing activities	2,926,580	75,215	(32,605)
Effect of exchange rates	(5,043)	(971)	(5,193)
Increase (Decrease) in cash and cash equivalents	196,269	50,939	(51,964)
Cash and cash equivalents, and restricted cash beginning of the year	76,139	25,584	77,548
Less: Cash included in assets held for sale, end of period	—	(384)	—
Cash and cash equivalents, and restricted cash end of the year	$272,408	$76,139	$25,584
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

Net cash provided by operating activities was $263,500 for the year ended December 31, 2020 compared to net cash provided by operating activities of $117,580 for the year ended December 31, 2019. The $263,500 of net cash provided by operating activities for the year ended December 31, 2020 includes net loss of $350,625 offset with $506,885 of non-cash adjustments and changes in operating assets and liabilities of $107,240. The increase in operating cash flows was driven by year over year increases in earnings driven by increases in revenue, lower operating expenses and cash provided by acquired businesses related to DRG and CPA Global in 2020.

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

Cash Flows Provided by (Used in) Investing Activities

Net cash used in investing activities was $2,988,768 for the year ended December 31, 2020. Cash flows used in investing is attributable to: (1) $2,916,471 used to acquire key business intangible assets from CPA Global, DRG, IncoPat, and Hanlim, (2) $107,713 in capital expenditures and (3) $5,982 of key business intangible assets acquired from CustomersFirst Now. This activity was offset by cash flows provided by investing related to $41,398 of divestitures related to the sale of Techstreet and the MarkMonitor AntiFraud, Antipiracy, and Brand Protection products.

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

The following table reconciles Standalone Adjusted EBITDA to our Net loss for the periods presented:

	Year Ended December 31,
	2020 (As Restated)(13)	2019 (As Restated)(13)	2018
(in thousands)
Net loss (As Restated)	$(350,625)	$(258,633)	$(242,162)
(Benefit) provision for income taxes	(2,698)	10,201	5,649
Depreciation and amortization	303,150	200,542	237,225
Interest, net	111,914	157,689	130,805
Transition services agreement costs(1)	650	10,481	55,764
Transition, transformation and integration expense(2)	3,440	24,372	69,185
Deferred revenues adjustment(3)	23,101	438	3,152
Transaction related costs(4)	99,286	46,214	2,457
Share-based compensation expense	70,472	51,383	13,715
Gain on sale of IPM Product Line	—	—	(36,072)
IPM adjusted operating margin(5)	—	—	(5,897)
Gain on sale of Techstreet	(28,140)	—	—
Tax indemnity asset(6)	—	—	33,819
Restructuring and impairment(7)	56,138	15,670	—
Legal Settlement	—	(39,399)	—
Impairment on assets held for sale	—	18,431	—
Mark to market adjustment on financial instruments(12)	205,062	47,656	—
Other(8)	(5,150)	9,021	5,221
Adjusted EBITDA	486,600	294,066	272,861
Realized foreign exchange gain	(2,431)	(3,500)	—
DRG Adjusted EBITDA impact(9)	(2,668)	—	—
CPA Adjusted EBITDA impact(9)	193,930	—	—
IncoPat Adjusted EBITDA impact(9)	(459)	—	—
Hanlim Adjusted EBITDA impact(9)	479	—	—
Cost savings(10)	86,659	15,500	12,700
Excess standalone costs(11)	—	30,000	25,407
Standalone Adjusted EBITDA	$762,110	$336,066	$310,968
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
(3)Reflects the deferred revenues adjustment as a result of acquisition accounting.
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
(13) The As Restated 2020 column includes restatement adjustments pertaining to Amendment No. 1 relating to errors in the Private Placement Warrants that were initially issued by the SPAC and Amendment No. 2 relating to errors in the CPA Global Equity Plan that were incorrectly included as part of the purchase accounting. The As Restated 2019 column includes restatements pertaining to Amendment No. 1 relating to errors in the Private Placement Warrants that were initially issued by the SPAC.
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

In the table below, we set forth our significant enforceable and legally binding obligations and future commitments as of December 31, 2020.

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
(in thousands)
Long-term debt, including interest (1)	181,017	326,926	324,254	3,526,841	4,359,038
Operating leases (2)	35,963	57,768	37,024	29,142	159,897
Purchase obligations (3)	58,061	62,162	38,460	—	158,683
Total (4)	$275,041	$446,856	$399,738	$3,555,983	$4,677,618

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

(4)Certain other liabilities related to unfunded pension obligations and the CPA Global Equity Plan liabilities are excluded from the above table as we are unable to estimate the timing of payments for these items.

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
Share-Based Compensation
Share-based compensation expense includes cost associated with stock options, restricted stock units (“RSUs”) and Performance stock units ("PSUs") granted to certain members of key management. In addition, share-based compensation expense includes the CPA Global Equity Plan.
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
Given the settlement in cash, the equity plan of the acquired CPA Global business is accounted for as a liability with the related changes in fair value recorded through mark-to-market adjustments.
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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to the lack of effectively designed controls (i) over the evaluation of settlement features used to determine the classification of warrant instruments, (ii) over the communication of modifications to pre-existing compensation agreements in an acquisition transaction between the legal function and the accounting function to ensure the accounting impact of the modifications could be evaluated, and (iii) with a sufficient level of precision to allow for an appropriate review of the tax balances associated with the opening balance sheet of acquired entities.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2020 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Restatement of Previously Issued Financial Statements and Management’s Conclusion Regarding Internal Control over Financial Reporting

As discussed in Note 28 to the consolidated financial statements, the Company has restated its 2020 and 2019 financial statements to correct errors.

Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2020. However, (i) management subsequently determined that a material weakness in internal control over financial reporting related to the lack of an effectively designed control over the evaluation of settlement features used to determine the classification of warrant instruments existed as of that date, and management and we concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2020 because of the material weakness, and (ii) management thereafter determined material weaknesses in internal control over financial reporting related to a lack of effectively designed controls (a) over the communication of modifications to pre-existing compensation agreements acquired in an acquisition transaction between the legal function and the accounting function to ensure the accounting impact of the modifications could be evaluated, and (b) with a sufficient level of precision to allow for an appropriate review of the tax balances associated with the opening balance sheet of acquired entities also existed as of that date; accordingly, management’s report and our opinion on the effectiveness of internal control over financial reporting have been restated to include the additional material weaknesses.

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

Acquired Customer Relationship Intangible Assets – Decision Resources Group and CPA Global

As described in Note 4 to the consolidated financial statements, the Company acquired 100% of the assets, liabilities and equity interests of Decision Resources Group (DRG) and CPA Global in 2020. The aggregate consideration paid in connection with the closing of the DRG acquisition was $965.0 million, which resulted in $381.0 million of customer relationship intangible assets being recorded. The aggregate consideration in connection with the closing of the CPA Global acquisition was $8,643.6 million which resulted in $4,643.3 million of customer relationship intangible assets being recorded. As disclosed by management, the fair value of the customer relationship intangible assets acquired was estimated by management through a discounted cash flow model using the multi-period excess earnings method, which involved the use of significant estimates and assumptions related to revenue growth rates, operating margins, discount rates, and customer attrition rates, among other items.

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

Goodwill Impairment Assessment for Certain Reporting Units

As described in Notes 3 and 9 to the consolidated financial statements, the Company’s consolidated goodwill balance was $6,043 million as of December 31, 2020. Management evaluates its goodwill for impairment at the reporting unit level, defined as an operating segment or one level below an operating segment, annually as of October 1 or more frequently if impairment indicators arise. In determining the fair value of a reporting unit, management estimates the fair value of a reporting unit using a discounted cash flow model using the income approach. The discounted cash flow model determines the fair value of a reporting unit based on the projected future discounted cash flows, which include significant assumptions related to revenue growth rates, operating margins, anticipated future economic conditions, and the appropriate discount rates relative to risk and estimates of residual values.

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

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania

February 26, 2021, (i) except for the effects of the restatement related to Amendment No. 1 discussed in Note 28 to the consolidated financial statements, the matter discussed in the third to last paragraph of Management’s Report on Internal Control Over Financial Reporting related to warrant instruments, and the critical audit matter related to the accounting for and valuation of private placement warrants, as to which the date is May 10, 2021, and (ii) except for the effects of the restatement related to Amendment No. 2 discussed in Note 28 to the consolidated financial statements and the matters discussed in the third to last paragraph of Management’s Report on Internal Control Over Financial Reporting related to communication of modifications to pre-existing compensation agreements in an acquisition transaction and appropriate review of the tax balances associated with the opening balance sheet of acquired entities, as to which the date is February 3, 2022.

We have served as the Company’s auditor since 2016.

CLARIVATE PLC
Consolidated Balance Sheets
(In thousands, except share data)

	As of December 31,
	As Restated
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$257,730	$76,130
Restricted cash	14,678	9
Accounts receivable, net of allowance of $8,745 and $16,511 at December 31, 2020 and December 31, 2019, respectively	737,733	333,858
Prepaid expenses	58,273	40,710
Other current assets	79,150	11,750
Assets held for sale	—	30,619
Total current assets	1,147,564	493,076
Property and equipment, net	36,267	18,042
Other intangible assets, net	7,370,350	1,828,640
Goodwill	6,042,964	1,328,045
Other non-current assets	31,334	18,632
Deferred income taxes	29,863	19,488
Operating lease right-of-use assets	132,356	85,448
Total Assets	$14,790,698	$3,791,371

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$82,038	$26,458
Accrued expenses and other current liabilities	569,682	159,217
Current portion of deferred revenues	707,318	407,325
Current portion of operating lease liability	35,455	22,130
Current portion of long-term debt	28,600	9,000
Liabilities held for sale	—	26,868
Total current liabilities	1,423,093	650,998
Long-term debt	3,457,900	1,628,611
Warrant liabilities	312,751	111,813
Non-current portion of deferred revenues	41,399	19,723
Other non-current liabilities	49,445	18,891
Deferred income taxes	366,996	48,547
Operating lease liabilities	104,324	64,189
Total liabilities	5,755,908	2,542,772
Commitments and contingencies
Shareholders’ equity:
Ordinary Shares, no par value; unlimited shares authorized at December 31, 2020 and December 31, 2019; 606,329,598 and 306,874,115 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	9,989,284	2,144,372
Treasury Shares, at cost; 6,325,860 and 0 shares at December 31, 2020 and December 31, 2019, respectively	(196,038)	—
Accumulated other comprehensive income (loss)	492,382	(4,879)
Accumulated deficit	(1,250,838)	(890,894)
Total shareholders’ equity	9,034,790	1,248,599
Total Liabilities and Shareholders’ Equity	$14,790,698	$3,791,371
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CLARIVATE PLC
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year ended December 31,
	As Restated
	2020	2019	2018
Revenues, net	$1,254,047	$974,345	$968,468
Operating expenses:
Cost of revenues	(438,787)	(352,000)	(430,326)
Selling, general and administrative costs	(544,700)	(475,014)	(413,004)
Depreciation	(12,709)	(9,181)	(9,422)
Amortization	(290,441)	(191,361)	(227,803)
Impairment on assets held for sale	—	(18,431)	—
Restructuring and impairment	(56,138)	(15,670)	—
Other operating income, net	52,381	4,826	6,379
Total operating expenses	(1,290,394)	(1,056,831)	(1,074,176)
Income (loss) from operations	(36,347)	(82,486)	(105,708)
Mark to market adjustment on financial instruments	(205,062)	(47,656)	—
Legal settlement	—	39,399	—
Loss before interest expense and income tax	(241,409)	(90,743)	(105,708)
Interest expense and amortization of debt discount, net	(111,914)	(157,689)	(130,805)
Loss before income tax	(353,323)	(248,432)	(236,513)
Benefit (provision) for income taxes	2,698	(10,201)	(5,649)
Net loss	$(350,625)	$(258,633)	$(242,162)

Per share:
Basic and diluted	$(0.82)	$(0.94)	$(1.11)

Weighted average shares used to compute earnings per share:
Basic and diluted	427,023,558	273,883,342	217,472,870
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CLARIVATE PLC
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year ended December 31,
	As Restated
	2020	2019	2018
Net loss	$(350,625)	$(258,633)	$(242,162)
Other comprehensive income, net of tax:
Interest rate swaps, net of $0 tax in all periods	(978)	(6,422)	2,537
Defined benefit pension plans, net of tax (benefit) provision of $(65), $683 and $(91), respectively	(659)	(1,041)	(17)
Foreign currency translation adjustment	498,898	(2,774)	(11,146)
Total other comprehensive income (loss), net of tax	497,261	(10,237)	(8,626)
Comprehensive income (loss)	$146,636	$(268,870)	$(250,788)
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CLARIVATE PLC
Consolidated Statements of Changes in Equity
(In thousands, except share data)

	As Restated
	Ordinary Shares		Treasury Shares		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017 as originally reported	1,644,720	$1,662,221	—	$—	$13,984	$(390,099)	$1,286,106
Conversion of units of share capital	215,683,103	—	—	—	—	—	—
Balance at December 31, 2017, as recasted	217,327,823	1,662,221	—	—	13,984	(390,099)	1,286,106
Issuance of ordinary shares, net	198,602	1,574	—	—	—	—	1,574
Share-based award activity	—	13,715	—	—	—	—	13,715
Net loss	—	—	—	—	—	(242,162)	(242,162)
Other comprehensive income (loss)	—	—	—	—	(8,626)	—	(8,626)
Balance at December 31, 2018	217,526,425	$1,677,510	—	$—	$5,358	$(632,261)	$1,050,607

Balance at December 31, 2018, as originally reported	1,646,223	$1,677,510	—	$—	$5,358	$(632,261)	$1,050,607
Conversion of units of share capital	215,880,202	—	—	—	—	—	—
Balance at December 31, 2018, as recasted	217,526,425	1,677,510	—	—	5,358	(632,261)	1,050,607
Shares subject to redemption (As Restated)	—	(64,157)	—	—	—	—	(64,157)
Tax Receivable Agreement	—	(264,000)	—	—	—	—	(264,000)
Settlement of Tax Receivable Agreement	—	64,000	—	—	—	—	64,000
Issuance of ordinary shares, net	1,597,691	1,582	—	—	—	—	1,582
Merger recapitalization	87,749,999	678,054	—	—	—	—	678,054
Share-based award activity	—	51,383	—	—	—	—	51,383
Net loss (As Restated)	—	—	—	—	—	(258,633)	(258,633)
Other comprehensive income (loss)	—	—	—	—	(10,237)	—	(10,237)
Balance at December 31, 2019 (As Restated)	306,874,115	$2,144,372	—	$—	$(4,879)	$(890,894)	$1,248,599

Balance at December 31, 2019 (As Restated)	306,874,115	$2,144,372	—	$—	$(4,879)	$(890,894)	$1,248,599
Adjustment to opening Accumulated deficit related to adoption of ASC Topic 326	—	—	—	—	—	(9,319)	(9,319)
Exercise of public warrants	28,880,098	277,526	—	—	—	—	277,526
Exercise of Private Placement Warrants (As Restated)	274,000	4,124	—	—	—	—	4,124
Exercise of stock options	12,042,862	2,122	—	—	—	—	2,122
Vesting of restricted stock units	289,641	—	—	—	—	—	—
Shares returned to the Company for net share settlements	(7,297,396)	(33,056)	—	—	—	—	(33,056)
Issuance of ordinary shares, net	265,266,278	7,558,774	—	—	—	—	7,558,774
Treasury shares (as restated)	—	—	6,325,860	(196,038)	—	—	(196,038)
Share-based award activity	—	35,422	—	—	—	—	35,422
Net loss (As Restated)	—	—	—	—	—	(350,625)	(350,625)
Other comprehensive income (loss)	—	—	—	—	497,261	—	497,261
Balance at December 31, 2020 (As Restated)	606,329,598	$9,989,284	6,325,860	$(196,038)	$492,382	$(1,250,838)	$9,034,790
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CLARIVATE PLC
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	As Restated
	2020	2019	2018
Cash Flows From Operating Activities
Net loss	$(350,625)	$(258,633)	$(242,162)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	303,150	200,542	237,225
Bad debt expense	3,332	1,331	6,507
Deferred income tax benefit	(45,509)	357	(14,103)
Share-based compensation	34,158	51,383	13,715
Restructuring and impairment	5,212	—	—
Gain on foreign currency forward contracts	(2,903)	—	—
Mark to market adjustment on contingent and phantom shares	25,212	—	—
Mark to market adjustment on financial instruments	205,062	47,656	—
Loss on extinguishment of debt	—	50,676	—
Gain on disposal of business	(29,192)	—	(39,104)
Impairment on assets held for sale	—	18,431	—
Deferred finance charges	5,752	2,496	9,182
Tax indemnity write-off	—	—	33,819
Other operating activities	2,611	(374)	(3,979)
Changes in operating assets and liabilities:
Accounts receivable	29,947	(593)	(50,906)
Prepaid expenses	5,742	(10,224)	(2,936)
Other assets	45,678	(975)	578
Accounts payable	(2,851)	(13,838)	(18,091)
Accrued expenses and other current liabilities	(54,794)	1,095	9,842
Deferred revenues	80,683	33,480	33,539
Operating lease right of use assets	5,329	11,365	—
Operating lease liabilities	(6,064)	(11,251)	—
Other liabilities	3,570	(5,344)	774
Net cash provided by operating activities	263,500	117,580	(26,100)

Cash Flows From Investing Activities
Capital expenditures	(107,713)	(69,836)	(45,410)
Acquisitions, net of cash acquired	(2,916,471)	(68,424)	(23,539)
Acquisition of intangible assets	(5,982)	(2,625)	—
Proceeds from sale of product line, net of restricted cash	41,398	—	80,883
Net cash used in investing activities	(2,988,768)	(140,885)	11,934

Cash Flows From Financing Activities
Proceeds from revolving credit facility	60,000	70,000	45,000
Principal payments on term loan	(12,600)	(641,509)	(46,709)
Repayments of revolving credit facility	(125,000)	(50,000)	(30,000)
Payment of debt issuance costs	(38,340)	(41,923)	—
Contingent purchase price payment	(7,816)	(2,371)	(2,470)
Proceeds from reverse recapitalization	—	682,087	—
Proceeds from issuance of debt	1,960,000	1,600,000	—
Extinguishment of debt	—	(1,342,651)	—
Tax receivable agreement payout	—	(200,000)	—
Proceeds from issuance of ordinary shares	843,744	—	—
Proceeds from warrant exercises	277,526	—	—
Proceeds from stock options exercised	2,122	1,582	1,574

CLARIVATE PLC
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	As Restated
	2020	2019	2018
Payments related to tax withholding for stock-based compensation	(33,056)	—	—
Net cash provided by (used in) financing activities	2,926,580	75,215	(32,605)
Effects of exchange rates	(5,043)	(971)	(5,193)
Net increase in cash and cash equivalents, and restricted cash	196,269	50,939	(51,964)

Beginning of period:
Cash and cash equivalents	76,130	25,575	53,186
Restricted cash	9	9	24,362
Total cash and cash equivalents, and restricted cash, beginning of period	76,139	25,584	77,548
Less: Cash included in assets held for sale, end of period	—	(384)	—
Cash and cash equivalents, and restricted cash, end of period	272,408	76,139	25,584

End of period:
Cash and cash equivalents	257,730	76,130	25,575
Restricted cash	14,678	9	9
Total cash and cash equivalents, and restricted cash, end of period	$272,408	$76,139	$25,584

Supplemental Cash Flow Information
Cash paid for interest	$97,510	$101,164	$121,916
Cash paid for income tax	$27,621	$29,204	$13,210
Capital expenditures included in accounts payable	$7,783	$8,762	$5,166
Assets received as reverse recapitalization capital	$—	$1,877	$—
Liabilities assumed as reduction of reverse recapitalization capital	$—	$5,910	$—

Non-cash Financing and Investing Activities:
Shares issued and returned for funding of CPA Global Equity Plan	$(196,038)	$—	$—
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
In June 2020, the Company consummated a public offering of 50,400,000 of our ordinary shares at a share price of $22.50 per share. Of the 50,400,000 ordinary shares, 14,000,000 were ordinary shares offered by Clarivate and 36,400,000 were ordinary shares offered by selling shareholders. The Company received approximately $304,030 in net proceeds from the sale of its ordinary shares, after deducting underwriting discounts and estimated offering expenses payable. We used the net proceeds, in conjunction with the new $1,600,000 incremental term loan facility available to Clarivate on October 1, 2020, and cash on the balance sheet to fund the repayment of CPA Global's parent company outstanding debt $2,055,822 of

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
outstanding debt. The Company did not receive any proceeds from the sale of ordinary shares by the selling shareholders. Immediately after the offering, Onex Corporation and Baring owned approximately 18.4% and 7.2%, respectively, of the Company's ordinary shares, down from an aggregate of 38.3% owned subsequent to the February 2020 offering. Additionally in connection with the acquisition of CPA Global, on October 1, 2020, the Company issued 210,357,918 shares to Redtop Holdings Limited, a portfolio company of Leonard Green & Partners, L.P. representing approximately 35% ownership of Clarivate. In addition, 6,325,860 shares that were transferred from Leonard Green & Partners, L.P. to an Employee Benefit Trust established for the CPA Global Equity Plan that should have been excluded from the purchase price consideration in the amount of $196,038.

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

The Company had filed Amendment No. 1 of the Form 10-K/A on May 10, 2021 to amend our Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission (“SEC”) on February 26, 2021 (the “Original Filing Date" and "Original Form 10-K”), to restate our Consolidated Financial Statements and related footnote disclosures as of and for the years ended December 31, 2020 and 2019, our Condensed Consolidated Financial Statements for the quarters ended September 30, 2020, June 30, 2020, March 31, 2020, September 30, 2019 and June 30, 2019, and our quarterly results of operations for the quarters ended December 31, 2020 and 2019. The Company, is filing this Amendment No. 2 of the Form 10-K/A to amend our Annual Report on Form 10-K for the year ended December 31, 2020, refiled with the SEC on May 10, 2021 (the “Amendment No. 1 Filing Date" and "Form 10-K/A Amendment No. 1”), to restate our Consolidated Financial Statements and related footnote disclosures as of and for the years ended December 31, 2020 and our quarterly results of operations for the quarter ended December 31, 2020. See Note 28 - Restatement of Previously Issued Financial Statements.

Amendment No. 1

On April 26, 2021, the Company concluded, with concurrence from the Audit Committee of our Board of Directors (the “Audit Committee”), that the consolidated financial statements previously issued as of and for the years ended December 31, 2020 and 2019, the quarterly periods ended September 30, 2020, June 30, 2020, March 31, 2020, September 30, 2019 and June 30, 2019, and our quarterly results of operations for the quarters ended December 31, 2020 and 2019, should no longer be relied upon because of errors in such financial statements addressed in the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") Topic 250, Accounting Changes and Error Corrections.

The errors relate to the treatment under U.S. GAAP of certain Private Placement Warrants for the purchase of the Company’s ordinary shares, issued to the founders of Churchill Capital Corp, a special purpose acquisition company or “SPAC” with which the Company consummated a business combination transaction in May 2019, which Private Placement

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
Warrants were initially issued by the SPAC. In the affected financial statements, the Private Placement Warrants are incorrectly classified as equity of the Company.

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

Amendment No. 2

The Company is filing this Amendment No. 2 to our Annual Report on Form 10-K for the year ended December 31, 2020, to restate our Consolidated Financial Statements and related footnote disclosures as of and for the year ended December 31, 2020 and our quarterly results of operations for the quarter ended December 31, 2020.

On December 22, 2021, the Company concluded that the financial statements previously issued as of and for the year ended December 31, 2020, and the quarterly periods ended March 31, 2021, June 30, 2021, and September 30, 2021, should no longer be relied upon because of an error in such financial statements, as addressed in FASB ASC Topic 250.

The error corrected in Amendment No. 2 and such amended Form 10-Q filings relate to the treatment under U.S. GAAP of an equity plan included in the CPA Global business combination which was consummated on October 1, 2020 (the “CPA Global Transaction”). In the affected financial statements, certain awards made by CPA Global under such equity plan ("CPA Global Equity Plan") and related trust were incorrectly included as part of the acquisition accounting for the CPA Global Transaction.

The Company concluded that the expenses associated with such equity plan should have been recognized as share-based compensation charges over the vesting period from October 1, 2020 to October 1, 2021, with only a portion of the liability recorded as part of acquisition accounting. Additionally, ordinary shares that were transferred from Leonard Green & Partners, L. P. to an Employee Benefit Trust established for the CPA Global Equity Plan should have been excluded from the purchase price consideration in the amount of $196,038 or 6,325,860 ordinary shares.

See Note 28 - Restatement of Previously Issued Financial Statements, for additional information related to the restatements, including descriptions of the misstatements and the impacts on our consolidated financial statements.

In addition, and separate from the CPA Global Equity Plan restatement in Amendment No 2, the Company has corrected for the understatement of deferred tax liabilities of $3,328 with an offset to goodwill relating to the CPA Global acquisition opening balance sheet on October 1, 2020. The Company has also corrected for the understatement of deferred tax liabilities of $1,936 with an offset to goodwill relating to the DRG acquisition opening balance sheet on February 28, 2020.

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

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
Restricted Cash
The Company held $14,678 and $9 of restricted cash as of December 31, 2020 and 2019, respectively. Restricted cash of $6,498 was primarily related to funds from the Company’s IncoPat transaction as of December 31, 2020. Restricted cash of $4,779 was primarily related to deposits held with patent offices and on behalf of certain customers to make payment to their vendors as of December 31, 2020. Restricted cash also includes the in-substance consolidation of a trust held to fund the CPA Global Equity Plans and represents cash earmarked to fund fixed cash awards and certain taxes in the amount of $3,400. As of December 31, 2019, the Company held $9 of restricted cash primarily related to funds from the Company’s Publons transaction.
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
Management identified an impairment loss in connection with the divestiture of certain assets and liabilities of its MarkMonitor Product Line within its IP segment in the year ended December 31, 2019. As a result of restructuring initiatives, the Company recorded non-cash impairment for leases in the year ended December 31, 2020. See Note 25 - Restructuring and Impairment for further information.
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
IP Software Subscription: This performance obligation relates to the CPA Global Product Line. The Company provides a suite of software packages and solutions designed for customers to manage their own IP, using a single IP Management Software (“IPMS”) platform. All software products are delivered to the customers in one of two ways (i) On-premise the software is purchased by the customer and installed directly onto the customer’s own operating systems and (ii) Software-

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
as-a-Service (“SaaS”) software is hosted centrally on a cloud-based system and usage is licensed on an annual subscription fee basis.
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
Share-based Compensation
Share-based compensation expense includes cost associated with stock options, restricted share units (“RSUs”), performance share units ("PSUs"), 2019 Transaction related shares granted to certain members of key management and equity compensation plans of the acquired CPA Global business. Share-based awards are recognized in the Consolidated Statements of Operations based on their grant date fair values. We amortize the value of share-based awards to expense over the vesting period on a graded-scale basis. The incremental fair value of modifications to stock awards is estimated at the date of modification. We recognize any additional estimated expense in the period of modification for vested awards and over the remaining vesting period for un-vested awards. The Company elects to recognize forfeitures as they occur.

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
Equity compensation plans of the acquired CPA Global business are accounted for as a liability as they will be paid in cash. Changes in the fair value of the award are marked to market at the end of each reporting period. In connection with the CPA Global Equity Plan, a related trust was established by Leonard Green & Partners, L. P. to fund the plan. Clarivate will consolidate the substance of the CPA Global Equity Plan trust asset, comprised of cash that already existed in the trust as of the acquisition date, and the ordinary shares classified as treasury shares, to fund the payout.
Restructuring
Restructuring expense includes costs associated with involuntary termination benefits provided to employees, certain contract termination costs, and other costs associated with an exit or disposal activity. The involuntary termination benefits included within restructuring charges are recognized in accordance with ASC 420, Exit or Disposal Cost Obligations or ASC 712, Compensation – Nonretirement Postemployment Benefits, as applicable. Liabilities are recognized in accordance with ASC 420 when the programs were approved, the employees to be terminated were identified, the terms of the arrangement were established, it was determined changes to the plan were unlikely to occur and the arrangements were communicated to employees. Liabilities for nonretirement postemployment benefits that fall under ASC 712 are recognized when the severance liability was determined to be probable of being paid and reasonably estimable. The liabilities are recorded within Accrued expenses and other current liabilities in the Consolidated Balance Sheets. The corresponding expenses are recorded within Restructuring and impairment in the Consolidated Statements of Operations. See Note 25 - Restructuring and Impairment for further details.
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

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
The purchase price allocation for the DRG acquisition as of the close date of February 28, 2020 is final. The following table summarizes the preliminary purchase price allocation for this acquisition:

	As Originally Reported	Adjustments(1)	As Restated Amendment No. 2
Accounts receivable	$52,193	$—	$52,193
Prepaid expenses	4,295	—	4,295
Other current assets	68,001	—	68,001
Property and equipment, net	4,136	—	4,136
Other intangible assets(1)	491,366	—	491,366
Other non-current assets	2,960	—	2,960
Operating lease right-of-use assets	25,099	—	25,099
Total assets	$648,050	$—	$648,050
Accounts payable	3,474	—	3,474
Accrued expenses and other current liabilities	88,561	—	88,561
Current portion of deferred revenue	35,126	—	35,126
Current portion of operating lease liabilities	5,188	—	5,188
Deferred income taxes(2)	47,467	1,936	49,403
Non-current portion of deferred revenue	936	—	936
Operating lease liabilities	20,341	—	20,341
Total liabilities	201,093	1,936	203,029
Fair value of acquired identifiable assets and liabilities	$446,957	$(1,936)	$445,021

Purchase price, net of cash(3)	944,220	—	944,220
Less: Fair value of acquired identifiable assets and liabilities	446,957	(1,936)	445,021
Goodwill	$497,263	$1,936	$499,199

(1) Includes $3,966 of internally developed software in progress acquired.
(2) The Company has corrected for the understatement of deferred tax liabilities of $1,936 with an offset to goodwill relating to the DRG acquisition opening balance sheet in February 28, 2020.
(3) The Company acquired cash of $20,777.
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
Clarivate acquired all of the outstanding shares of CPA Global in a cash and stock transaction. The aggregate consideration in connection with the closing of the CPA Global acquisition was $8,541,551, net of $102,010 cash acquired and including an equity holdback consideration of $46,485. The aggregate consideration was composed of (i) $6,565,477 from the issuance of up to 218,183,778 ordinary shares to Redtop Holdings Limited, a portfolio company of Leonard Green & Partners, L.P., representing approximately 35% pro forma fully diluted ownership of Clarivate and (ii) approximately $2,078,084 in cash to fund the repayment of CPA Global's parent company outstanding debt of $2,055,822 and related interest swap termination fee of $22,262. Of the 218,306,663 ordinary shares issuable in the acquisition, Clarivate issued 210,357,918 ordinary shares as of October 1, 2020. There were 6,325,860 shares that were issued to Leonard Green & Partners, L.P. that were returned to Clarivate to fund an Employee Benefit Trust established for the CPA Global Equity Plan. Accordingly, these shares were excluded from purchase price consideration.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

	As Originally Reported	Adjustments(1)	As Restated Amendment No. 2
Issuance of 210,357,918 shares(1)	$6,761,515	$(196,038)	$6,565,477
Cash paid for repayment of CPA Global's parent company debt and related interest rate swap termination charge	2,078,084	—	2,078,084
Total purchase price	8,839,599	(196,038)	8,643,561
Cash acquired(2)	(98,610)	(3,400)	(102,010)
Total purchase price, net of cash acquired	$8,740,989	$(199,438)	$8,541,551
(1) Represents the adjustment to ordinary shares that were transferred from Leonard Green & Partners, L. P. to an Employee Benefit Trust established for the CPA Global Equity Plan that should have been excluded from the purchase price consideration in the amount of $196,038, or 6,325,860 ordinary shares.

(2) The adjustment represents restricted cash acquired to fund fixed cash awards and certain taxes related to the CPA Global Equity Plan.
The excess of the purchase price over the net tangible and intangible assets is recorded to Goodwill and primarily reflects the assembled workforce and expected synergies. Goodwill is not deductible for tax purposes. Total transaction costs incurred in connection with the acquisition of CPA was $37,164 for the year ended December 31, 2020.
The amount of Revenues, net and Net loss resulting from the acquisition that are attributable to the Company's stockholders and included in the Consolidated Statements of Operations and Comprehensive Loss since October 1, 2020 were as follows:

Year ended December 31, 2020
Revenues, net (1)	$157,504
Net loss attributable to the Company's stockholders	$(39,985)

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

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
The purchase price allocation for the CPA Global acquisition as of the close date of October 1, 2020 is preliminary and may change upon completion of the determination of the fair value of assets acquired and liabilities assumed. The following table summarizes the preliminary purchase price allocation for this acquisition:

	As Originally Reported	Adjustments (3)	As Restated Amendment No. 2
Accounts receivable	$373,124	$—	$373,124
Prepaid expenses	27,595	—	27,595
Other current assets	215,364	(176,950)	38,414
Property and equipment, net	12,288	—	12,288
Other intangible assets	4,920,317	—	4,920,317
Deferred income taxes	19,310	—	19,310
Other non-current assets	24,613	(17,333)	7,280
Operating lease right-of-use assets	30,649	—	30,649
Total assets	$5,623,260	$(194,283)	$5,428,977
Accounts payable	53,501	—	53,501
Accrued expenses and other current liabilities	414,063	(178,874)	235,189
Current portion of deferred revenue	180,376	—	180,376
Current portion of operating lease liabilities	7,738	—	7,738
Non-current portion of deferred revenue	16,786	—	16,786
Deferred income taxes(1)	301,946	3,328	305,274
Other non-current liabilities	43,785	(19,478)	24,307
Operating lease liabilities	23,615	—	23,615
Total liabilities	1,041,810	(195,024)	846,786
Fair value of acquired identifiable assets and liabilities	$4,581,450	$741	$4,582,191

Purchase price, net of cash(2)(3)(4)	$8,740,989	$(199,438)	$8,541,551
Less: Fair value of acquired identifiable assets and liabilities	4,581,450	741	4,582,191
Goodwill	$4,159,539	$(200,179)	$3,959,360

  (1) Separate from the CPA Global Equity Plan restatement in Amendment No 2, the Company has corrected the understatement of deferred tax liabilities of $3,328 with an offset to goodwill relating to the CPA Global acquisition opening balance sheet in October 1, 2020.

(2) The Company acquired cash and cash equivalents and restricted cash of $102,010.
  (3) Certain awards made by CPA Global under their equity plan and trust were incorrectly included as part of the acquisition accounting for the CPA Global Transaction. The Company concluded that expenses should have been recognized as share-based compensation charges over the vesting period from October 1, 2020 to October 1, 2021, with only a portion of the liability recorded as part of acquisition accounting. In connection with the purchase accounting, and in accordance with ASC 805, the Company performed an analysis by grant date to attribute the liability between the pre-and-post combination periods. This resulted in an adjustment to Accrued expenses and other current liabilities of $178,874 and Other non-current liabilities of $19,478. See Note 17 - Employment and Compensation Arrangements for further details regarding the post combination treatment of the equity plan.

  (4) In addition, ordinary shares that were transferred from Leonard Green & Partners, L. P. to an Employee Benefit Trust established for the CPA Global Equity Plan, should have been excluded from the purchase price consideration in the amount of $196,038 or 6,325,860 ordinary shares.

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
We determine if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use assets, Current portion of operating lease liabilities, and Operating lease liabilities on our Consolidated Balance Sheets. The Company assesses its ROU asset and other lease-related assets for impairment consistent with other long-lived assets. As of December 31, 2020, we did not record an impairment related to these assets beyond the impairments recorded due to restructuring activity recorded within Note 25 - Restructuring and Impairment. Refer to Note 27 - Subsequent Events.

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
Goodwill
The change in the carrying amount of goodwill is shown below:

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

	Science Segment (As Restated)	Intellectual Property Segment (As Restated)	Consolidated Total (As Restated)
Balance as of December 31, 2018	$908,406	$374,513	$1,282,919
Acquisition	—	44,779	44,779
Transferred to Assets held for sale	—	(468)	(468)
Impact of foreign currency fluctuations and other	1,531	(716)	815
Balance as of December 31, 2019	$909,937	$418,108	$1,328,045
Acquisition	499,199	4,002,695	4,501,894
Divestiture	—	(9,129)	(9,129)
Impact of foreign currency fluctuations and other	607	221,547	222,154
Balance as of December 31, 2020	$1,409,743	$4,633,221	$6,042,964
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

On October 1, 2020, the Company acquired CPA Global, which included $3,959,360 (restated) of goodwill. See Note 4 - Business Combinations and Note 28 - Restatements of Previously Issued Financial Statements for further details. This goodwill balance is allocated to the Intellectual Property segment.
On February 28, 2020, the Company acquired DRG, which included $499,199 of goodwill. See Note 4 - Business Combinations and Note 28 - Restatements of Previously Issued Financial Statements for further details. This goodwill balance is allocated to the Science segment.
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

Foreign Currency Forward Contracts

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

The IPM Product Line and related assets, which were divested on October 1, 2018, had forward contracts with notional values of $0 as of December 31, 2020 and December 31, 2019. Gains on the forward contracts amounted to $0, $0 and $240 for the years ended December 31, 2020, 2019 and 2018, respectively. These amounts were recorded in Revenues, net in the Consolidated Statements of Operations.

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
As of December 31, 2020, the Company maintains a liability associated with the CPA Global Equity Plan, a portion of which was recorded in connection with the acquisition opening balance sheet. Changes in the liability are recorded to

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
Selling, general and administrative costs and Cost of revenues in the Consolidated Statements of Operations. The current and non-current portions of the liability are recorded in Accrued expenses and other current liabilities and Other non-current liabilities, respectively. The current and non-current portions of the receivable asset is recorded in Other current assets and Other non-current assets, respectively. The balances are classified as Level 2 in the fair value hierarchy. This fair value measurement is based on observable market data and other indirect observable market inputs and thus represents a Level 2 measurement as defined in ASC 820.
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

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
The following table provides a summary of the Company’s assets and liabilities that were recognized at fair value on a recurring basis as at December 31, 2020 and 2019:

	As Restated
	December 31, 2020
	Level 1	Level 2 (As Restated)	Level 3 (As Restated)	Total Fair Value (As Restated)
Assets
Forward contracts asset	$—	$8,574	$—	$8,574
Total	—	8,574	—	8,574

Liabilities
Warrant liability (As Restated)	—	—	312,751	312,751
Employee phantom share liability - current	—	57,752	—	57,752
Employee phantom share liability - non-current	—	393	—	393
Forward contracts liability	—	106	—	106
Interest rate swap liability	—	5,159	—	5,159
Earn-out liability	—	—	—	—
Contingent stock liability	—	130,594	—	130,594
Total	$—	$194,004	$312,751	$506,755

	As Restated
	December 31, 2019
	Level 1	Level 2	Level 3 (As Restated)	Total Fair Value
Liabilities
Interest rate swap liability	$—	$2,778	$—	$2,778
Warrant liability (As Restated)	—	—	111,813	111,813
Earn-out liability	—	—	11,100	11,100
Total	$—	$2,778	$122,913	$125,691
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

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
Note 12: Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities, consisted of the following as of December 31, 2020 and December 31, 2019:

	December 31,
	2020 (As Restated)	2019
Employee phantom share plan liability (1)	$57,752	$—
Contingent stock liability(2)	130,594	—
Employee related accruals(3)	98,481	55,155
Accrued professional fees(4)	67,628	46,161
Tax related accruals (5)	45,127	6,994
Other accrued expenses and other current liabilities(6)	170,100	50,907
Total accrued expenses and other current liabilities	$569,682	$159,217

(1) See Note 4 - Business Combinations, Note 11 - Fair Value Measurements, Note 17 - Employment and Compensation Arrangements, Note 25 - Restructuring and Impairment for further information with respect to the employee phantom share plan liabilities.

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
In June 2019, the Company formed the 2019 Incentive Award Plan under which employees of the Company may be eligible to purchase shares of the Company. See Note 17 - Employment and Compensation Arrangements for additional detail related to the 2019 Incentive Award Plan. In exchange for each share subscription purchased, the purchaser is entitled to a fully vested right to an ordinary share. At December 31, 2020 there were unlimited shares of ordinary stock authorized, and 606,329,598 shares issued and outstanding, with a par value of $0.00. The Company held 6,325,860 and 0 shares as treasury shares as of December 31, 2020 and December 31, 2019, respectively. The Company’s ordinary stockholders are entitled to one vote per share.
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
CPA Global Acquisition Shares
In connection with the CPA Global acquisition, on October 1, 2020, the Company issued as part of the purchase consideration, 210,357,918 ordinary shares of the Company. See Note 4 - Business Combinations for additional details and see also Note 27 - Subsequent Events.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
Note 17: Employment and Compensation Arrangements
Employee Incentive Plans
Prior to the 2019 Transaction, the Company operated under its 2016 Equity Incentive Plan, which provided for certain employees of the Company to be eligible to participate in equity ownership in the Company. On May 8, 2019, in anticipation of the 2019 Transaction, the Board adopted the 2019 Incentive Award Plan, which was an amendment, restatement and continuation of the 2016 Equity Incentive Plan. Upon closing of the 2019 Transaction, awards under the 2016 Equity Incentive Plan were converted using the exchange ratio established during the 2019 Transaction and assumed into the 2019 Incentive Award Plan (See Note 4 - Business Combinations). The 2019 Incentive Award Plan permits the granting of awards in the form of incentive stock options, non-qualified stock options, share appreciation rights, restricted shares, restricted share units and other share-based or cash based awards. Equity awards may be issued in the form of restricted shares or restricted share units with dividend rights or dividend equivalent rights subject to vesting terms and conditions specified in individual award agreements. The Company’s Management Incentive Plan provides for employees of the Company to be eligible to purchase shares of the Company. See Note 16 - Shareholders’ Equity for additional information.
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
Total share-based compensation expense included in the Consolidated Statements of Operations amounted to $70,472, $51,383, and $13,715 for the years ended December 31, 2020, 2019, and 2018, respectively. The total associated tax benefits recognized amounted to $30,620, $751, and $2,740 for the years ended December 31, 2020, 2019, and 2018, respectively.
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
CPA Global Equity Plan
The acquired CPA Global business had a legacy phantom equity compensation plan. Under the CPA Global Equity Plan, there are two groups of employee participants, including a non-management employee participant group and a management participant group. The vesting period for the management participant group plan includes both a lock up period vesting date of October 1, 2021, and, for certain grants that were issued, an extended lock up period vesting date of October 1, 2022. The non-management employee participant group included a lock up period vesting period of October 1, 2021. Under the plan, participants who cease to be employed prior to vesting would forfeit their awards. Additionally, the vesting of awards for severed participants will accelerate and be expensed upon termination. Given that the awards will be settled in cash, they are accounted for as a liability award in accordance with ASC 718. The liability balance is marked to market at the end of each reporting period. Expenses include the acceleration of equity based awards for severed individuals under the CPA Global Equity Plan.

In connection with the purchase accounting in accordance with ASC 805, the Company performed an analysis by grant date to attribute the liability between the pre-and-post combination periods. Accordingly, the Company recorded a pre-

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
combination liability of $19,478 which was offset to goodwill in acquisition accounting. The post-combination liability is accreted over the remaining service periods and the related share-based compensation charge is recorded within the Consolidated Statement of Operations.

Given the nature of the lock up periods and the retentive element to the awards for the benefit of Clarivate, post acquisition share-based compensation charges of $29,924 were recorded within the Cost of revenues and Selling, general and administrative costs line items of the Consolidated Statement of Operations. To the extent vesting of awards were accelerated for colleagues, the Company accounted for these as a modification and acceleration of share-based compensation charges of $8,543 within the Restructuring and impairment line item of the Consolidated Statement of Operations.

Additionally, there was a related adjustment to ordinary shares that were transferred from Leonard Green & Partners, L. P. to an Employee Benefit Trust established for the CPA Global Equity Plan that should have been excluded from the purchase price consideration in the amount of $196,038, or 6,325,860 ordinary shares.

Note 18: Income Taxes
Income tax (benefit)/expense on income/(loss) analyzed by jurisdiction is as follows:

	Year ended December 31,
	2020
	(As Restated)	2019	2018
Current
U.K.	$1,288	$677	$1,014
U.S. Federal	17,540	6,917	6,395
U.S. State	2,861	988	2,146
Other	15,855	9,959	11,061
Total current	37,544	18,541	20,616
Deferred
U.K.	(15,932)	—	85
U.S. Federal	(15,020)	(824)	(5,465)
U.S. State	(1,013)	(223)	(227)
Other	(8,277)	(7,293)	(9,360)
Total deferred	(40,242)	(8,340)	(14,967)

Total provision (benefit) for income taxes	$(2,698)	$10,201	$5,649

The components of pre-tax loss are as follows:

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

	Year ended December 31,
	2020	2019
	(As Restated)		2018
U.K. loss	$(347,158)	$(246,688)	$(222,043)
U.S. income (loss)	(47,198)	3,733	(11,880)
Other loss	41,033	(5,477)	(2,590)
Pre-tax loss	$(353,323)	$(248,432)	$(236,513)
A reconciliation of the statutory U.K. income tax rate to the Company’s effective tax rate is as follows:

	Year ended December 31,
	2020	2019
	As Restated		2018
Loss before tax:	$(353,323)	$(248,432)	$(236,513)
Income tax (benefit) provision	(2,698)	10,201	5,649

Statutory rate	19.0%	19.0%	19.0%
Effect of different tax rates	1.8%	(4.0)%	(1.2)%
BEAT	(1.9)%	(0.9)%	—%
Valuation Allowances	(21.1)%	(17.6)%	(18.0)%
Share-based compensation	6.6%	(0.2)%	(0.3)%
Other permanent differences	(1.9)%	(0.9)%	(0.4)%
Non-deductible transaction costs	(1.4)%	(1.7)%	—%
Withholding tax	(0.2)%	(0.5)%	(0.2)%
Tax indemnity	—%	3.0%	(2.7)%
Sale of Subsidiary	—%	—%	2.2%
Other	(0.1)%	(0.2)%	(0.8)%
Effective rate	0.8%	(4.1)%	(2.4)%

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
The tax effects of the significant components of temporary differences giving rise to the Company’s deferred income tax assets and liabilities are as follows:

	Year ended December 31,
	2020				2019
	As Originally Reported	Adjustment Amendment No. 1	Adjustment Amendment No. 2	As Restated	As Originally Reported	Adjustment Amendment No. 1	As Restated
Accounts receivable	$1,564	$—	$(14)	$1,550	$1,346	$—	$1,346
Accrued expenses	4,271	—	(193)	4,078	4,461	—	4,461
Deferred revenue	12,020	—	(64)	11,956	2,679	—	2,679
Other assets	11,230	—	3,331	14,561	5,721	—	5,721
Unrealized gain/loss	208	—	—	208	94	—	94
Fixed assets, net	6,298	—	(62)	6,237	—	—	—
Debt issuance costs	14,879	—	—	14,879	3,176	—	3,176
Goodwill	125,880	—	(2,705)	123,175	—	—	—
Operating losses and tax attributes	355,334	4,946	8,390	368,670	177,853	8,102	185,955
Total deferred tax assets	531,684	4,946	8,684	545,314	195,330	8,102	203,432
Valuation allowances	(354,409)	(4,946)	(8,607)	(367,962)	(165,157)	(8,102)	(173,259)
Net deferred tax assets	177,275	—	77	177,352	30,173	—	30,173

Other identifiable intangible assets, net	(437,540)	—	(4,735)	(442,275)	(32,834)	—	(32,834)
Other liabilities	(72,210)	—	—	(72,210)	(21,012)	—	(21,012)
Goodwill	—	—	—	—	(4,233)	—	(4,233)
Fixed assets, net	—	—	—	—	(1,153)	—	(1,153)
Total deferred tax liabilities	(509,750)	—	(4,735)	(514,485)	(59,232)	—	(59,232)
Net deferred tax liabilities	$(332,475)	$—	$(4,658)	$(337,133)	$(29,059)	$—	$(29,059)
In the Consolidated Balance Sheets, deferred tax assets and liabilities are shown net if they are in the same jurisdiction. The components of the net deferred tax liabilities as reported on the Consolidated Balance Sheets are as follows:

	December 31,
	2020	2019
Deferred tax asset	$29,863	$19,488
Deferred tax liability	(366,996)	(48,547)
Net deferred tax liability	$(337,133)	$(29,059)
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
The Company is required to assess the realization of its deferred tax assets and the need for a valuation allowance. The assessment requires judgment on the part of management with respect to benefits that could be realized from future taxable income. The valuation allowance is $367,962 and $173,259 at December 31, 2020 and 2019, respectively against certain deferred tax assets, as it more likely than not that such amounts will not be fully realized. During the years ended December 31, 2020 and 2019, the valuation allowance increased by $194,703 and $39,403, respectively.
At December 31, 2020, the Company had U.S. federal tax loss carryforwards of $609,603, U.K. tax loss carryforwards of $519,968, U.S. state tax loss carryforwards of $450,522, Japan tax loss carryforwards of $67,281, and tax loss carryforwards in other foreign jurisdictions of $132,983, respectively. The majority of the unrecognized tax loss carryforwards relate to UK and U.S. The carryforward period for US federal tax losses is twenty years for losses generated in tax years ended prior to December 31, 2017. The expiration period for these losses begins in 2036. For US losses generated in tax years beginning after January 1, 2018, the carryforward period is indefinite. The carryforward period for the U.K. tax losses is indefinite. The carryforward period for US state losses varies, and the expiration period is between 2020 and 2039. The carryforward period for the Japan tax losses is nine years, and the expiration period begins in 2025. The carryforward period of other losses varies by jurisdiction.
The Company has not provided income taxes and withholding taxes on the undistributed earnings of foreign subsidiaries as of December 31, 2020 because the Company has determined that the amount of such taxes would not be significant. The Company is not permanently reinvesting its foreign earnings offshore.
Deferred Tax Valuation Allowance
The following table shows the change in the deferred tax valuation as follows:

	December 31,
	2020				2019
	As Originally Reported	Restatement Impact Amendment No 1.	Restatement Impact Amendment No. 2	As Restated	As Originally Reported	Restatement Impact	As Restated	2018
Beginning Balance, January 1	$165,157	$8,102	$—	$173,259	$133,856	$—	$133,856	$92,944
Change Charged to Expense/(Income)	49,984	(3,156)	5,283	52,111	30,854	8,102	38,956	41,629
Change Charged to CTA	1,667	—	120	1,787	447	—	447	381
Change Charged to OCI	—	—	—	—	—	—	—	(1,098)
Change Charged to Goodwill	137,601	—	3,204	140,805	—	—	—	—
Ending Balance, December 31	$354,409	$4,946	$8,607	$367,962	$165,157	$8,102	$173,259	$133,856

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
 The basic and diluted EPS computations, as restated, for our ordinary stock are calculated as follows (in thousands, except share and per share amounts):

	Year ended December 31,
	As Restated
	2020	2019	2018
Basic/Diluted EPS
Income (loss) available to ordinary stockholders	$(350,625)	$(258,633)	$(242,162)

Basic and diluted weighted-average number of ordinary shares outstanding	427,023,558	273,883,342	217,472,870
Basic and diluted EPS	$(0.82)	$(0.94)	$(1.11)

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

Each of the two operating segments represent the segments for which discrete financial information is available and upon which operation results are regularly evaluated by the CODM in order to assess performance and allocate resources. The CODM evaluates performance based primarily on revenue and segment Adjusted EBITDA. Adjusted EBITDA represents net (loss) income before provision for income taxes, depreciation and amortization, interest income and expense adjusted to exclude acquisition or disposal-related transaction costs (such costs include net income from continuing operations before provision for income taxes, depreciation and amortization and interest income and expense from divestitures), losses on extinguishment of debt, share-based compensation, unrealized foreign currency gains/(losses), costs associated with the transition services agreement with Thomson Reuters, separation and integration costs, transformational and restructuring expenses, acquisition-related adjustments to deferred revenues, costs related to our merger with Churchill Capital Corp in 2019, non-cash income/(loss) on equity and cost method investments, non-operating income or expense, the impact of certain non-cash, legal settlements and other items that are included in net income for the period that the Company does not consider indicative of its ongoing operating performance and certain unusual items impacting results in a particular period.

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
(1) The year ended December 31, 2018 includes revenue of $20,450 generated by the IPM Product Line. We sold the IPM Product Line in October 2018.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
Adjusted EBITDA by segment
The following table presents segment profitability and a reconciliation to net income for the periods indicated:

	As Restated
	Year Ended December 31,
	2020	2019	2018
Science Segment Adjusted EBITDA	$344,000	$240,602	$227,709
Intellectual Property Segment Adjusted EBITDA	142,600	53,463	45,152
Total Adjusted EBITDA	$486,600	$294,065	$272,861
Benefit (provision) for income taxes	2,698	(10,201)	(5,649)
Depreciation and amortization	(303,150)	(200,542)	(237,225)
Interest, net	(111,914)	(157,689)	(130,805)
Transition services agreement costs	(650)	(10,481)	(55,764)
Mark to market on financial instruments	(205,062)	(47,656)	—
Transition, transformation and integration expense	(3,440)	(24,372)	(69,185)
Deferred revenues adjustment	(23,101)	(438)	(3,152)
Transaction related costs	(99,286)	(46,214)	(2,457)
Share-based compensation expense	(70,472)	(51,383)	(13,715)
Gain on sale of assets[1]	28,140	—	36,072
Tax indemnity asset	—	—	(33,819)
IPM adjusted operating margin	—	—	5,897
Restructuring	(56,138)	(15,670)	—
Legal Settlement	—	39,399	—
Impairment on assets held for sale	—	(18,431)	—
Other	5,150	(9,020)	(5,221)
Net income attributable to Clarivate	$(350,625)	$(258,633)	$(242,162)
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
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

Assets by Geography
Assets are allocated based on operations and physical location. The following table summarizes non-current assets other than financial instruments, operating lease right-of-use assets and deferred tax assets by geography:

	Year ended December 31,
Assets:	2020	2019
Americas	$3,238,734	$992,469
Europe/Middle East/Africa	10,859,341	2,099,777
APAC	692,623	101,113
Total Assets	$14,790,698	$3,193,359

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

CPA Global Acquisition Integration and Optimization Program	Severance and Related Benefit Costs (As Restated)	Costs Associated with Exit and Disposal Costs (1)	Total (As Restated)
Reserve Balance as of December 31, 2019	$—	$—	$—
Expenses recorded (2)	18,716	4,179	22,895
Payments made	(591)	(251)	(842)
Noncash items and other adjustments (3)	1,478	(286)	1,192
Reserve Balance as of December 31, 2020	$19,603	$3,642	$23,245
(1) Relates primary to lease exit costs and legal and advisory fees.
(2) Expenses include the acceleration of equity based awards for severed individuals under the CPA Global Equity Plan. These expenses will be paid in cash and is accounted for as a liability award.
(3) Includes a $1,200 bonus accrual for severed employees and $278 immaterial noncash items, offset by a $286 lease impairment charge.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

The following table is a summary of charges incurred related to the CPA Global Acquisition Integration in the year ended December 31, 2020.

Year ended December 31, 2020
Severance and related benefit costs	$18,716
Costs associated with exit and disposal activities (1)	3,472
Costs associated with lease exit costs including impairment (2)	707
Total	$22,895
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

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
Note 26: Quarterly Financial Data (Unaudited)

The following table summarizes certain quarterly results of operations (in thousands except per share data):

	(As Restated)
	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
Revenues	$240,592	$273,500	$284,360	$455,595
Income (loss) from operations - (As Restated)	$(28,308)	$14,246	$(12,664)	$(9,621)
Net income (loss) - (As Restated)	$(129,633)	$(25,281)	$(181,986)	$(13,725)

Earnings per share:
Basic - (As Restated)	$(0.38)	$(0.07)	$(0.47)	$(0.02)
Diluted - (As Restated)	$(0.38)	$(0.07)	$(0.47)	$(0.02)
(1) Includes adjustments as part of this Amendment No. 2 relating to errors in the equity plan of CPA Global that were incorrectly included as part of the purchase accounting. Adjustments reflect the impact of share-based compensation charges to Income (loss from operations) and Basic and Diluted Earnings per share.

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

Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements

We have restated herein our previously issued unaudited condensed consolidated financial statements for each interim period within the fiscal years ended December 31, 2020 and 2019, see Note 28 - Restatement of Previously Issued Financial Statements for additional information.

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

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
The values as previously reported for the fiscal quarters ended September 30, 2020, June 30, 2020, and March 31, 2020 were derived from our Quarterly Reports on Form 10-Q filed on October 29, 2020, July 30, 2020 and May 4, 2020, respectively. The values as previously reported for the fiscal quarters ended September 30, 2019 and June 30, 2019 were derived from our Quarterly Reports on Form F-1 filed on December 2, 2019 and September 3, 2019, respectively. The values as previously reported for the fiscal quarter ended March 31, 2019 were derived from our Quarterly Report on Form 6-K filed on May 15, 2019. See Note 28 - Restatement of Previously Issued Financial Statements, for a description of the misstatements in each category of restatements referenced by (1) and (2).

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

(a) Warrant liabilities—The correction of the misstatements resulted in an increase to warrant share liabilities in the amount of $335,988, a decrease to ordinary shares of $64,157, and an increase to accumulated deficit of $271,831.

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

(a) Warrant liabilities—The correction of these misstatements resulted in an increase to warrant share liabilities in the amount of $191,235, a decrease to ordinary shares of $64,157, and an increase to accumulated deficit of $127,078.

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

(a) Warrant liabilities—The correction of these misstatements resulted in an increase to warrant share liabilities in the amount of $167,445, a decrease to ordinary shares of $64,157, and an increase to accumulated deficit of $103,288.

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
(b) Mark to market adjustment on financial instruments - The correction of these misstatements resulted in an adjustment of $224,175 that was recorded through the Statement of Operations, increasing the Net (loss).

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
(b) Mark to market adjustment on financial instruments - The correction of these misstatements resulted in an adjustment of $144,753 that was recorded through the Statement of Operations, increasing the Net loss.

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
(b) Mark to market adjustment on financial instruments - The correction of these misstatements resulted in an adjustment of $79,422 that was recorded through the Statement of Operations, increasing the Net loss.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

Condensed Consolidated Statements of Operations (unaudited)
	Three Months Ended June 30, 2020
	As Originally Reported	Reclassification (a)	Restatement Impacts	Restatement Reference	As Reclassified and Restated
Revenues, net	$273,500	$—	$—		$273,500
Operating expenses:
Cost of revenues, excluding depreciation and amortization	(90,859)	(1,520)	—		(92,379)
Selling, general and administrative costs, excluding depreciation and amortization	(88,482)	(15,183)	—		(103,665)
Share-based compensation expense	(6,856)	6,856	—		—
Depreciation	(2,904)	—	—		(2,904)
Amortization	(53,241)	—	—		(53,241)
Transaction expenses	(8,527)	8,527	—		—
Transition, integration and other related expenses	(1,320)	1,320	—		—
Restructuring and impairment	(15,846)	—	—		(15,846)
Other operating income, net	8,781	—	—		8,781
Total operating expenses	(259,254)	—	—		(259,254)
Income (loss) from operations	14,246	—	—		14,246
Mark to market on financial instruments	—	—	(23,790)	(b)	(23,790)
Interest expense, net	(21,122)	—	—		(21,122)
Loss before income tax	(6,876)	—	(23,790)	(b)	(30,666)
Benefit for income taxes	5,385	—	—		5,385
Net loss	$(1,491)	$—	$(23,790)	(b)	$(25,281)

Per share:
Basic and diluted	$—		$(0.06)		$(0.07)

Weighted average shares used to compute earnings per share:
Basic and diluted	375,877,260		375,877,260		375,877,260

(a) Reclassifications - The reclassifications are needed to conform to the current financial statement line items on the Condensed Consolidated Statements of Operations.
(b) Mark to market adjustment on financial instruments - The correction of these misstatements resulted in an adjustment of $23,790 that was recorded through the Statement of Operations, increasing the Net loss.

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
(b) Mark to market adjustment on financial instruments - The correction of these misstatements resulted in an adjustment of $55,632 that was recorded through the Statement of Operations, increasing the Net (loss).

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
(b) Mark to market adjustment on financial instruments - The correction of these misstatements resulted in an adjustment of $48,022 that was recorded through the Statement of Operations, increasing the Net (loss).

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
(b) Mark to market adjustment on financial instruments - The correction of these misstatements resulted in an adjustment of $21,836 that was recorded through the Statement of Operations, resulting in a Net (loss).

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
(b) Mark to market adjustment on financial instruments - The correction of these misstatements resulted in an adjustment of $26,187 that was recorded through the Statement of Operations, increasing the Net (loss).

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
(b) Mark to market adjustment on financial instruments - The correction of these misstatements resulted in an adjustment of $26,187 that was recorded through the Statement of Operations, increasing the Net loss.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

Condensed Consolidated Statements of Changes in Equity
				As Restated
		Ordinary Shares		Treasury Shares		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Restatement Reference	Shares	Amount	Shares	Amount
Balance at December 31, 2018, as originally reported		1,646,223	$1,677,510	—	$—	$5,358	$(632,261)	$1,050,607
Conversion of units of share capital		215,880,202	—	—	—	—	—	—
Balance at December 31, 2018, as recasted		217,526,425	1,677,510	—	—	5,358	(632,261)	1,050,607
Issuance of ordinary shares, net		2	—	—	—	—	—	—
Share-based award activity		—	3,176	—	—	—	—	3,176
Net loss		—	—	—	—	—	(59,260)	(59,260)
Other comprehensive income (loss)		—	—	—	—	(3,751)	—	(3,751)
Balance at March 31, 2019		217,526,427	1,680,686	—	—	1,607	(691,521)	990,772

Shares subject to redemption (As Restated)	(a)	—	(64,157)	—	—	—	—	(64,157)
Tax Receivable Agreement		—	(264,000)	—	—	—	—	(264,000)
Issuance of ordinary stock, net		(7,929)	137	—	—	—	—	137
Merger recapitalization		87,749,999	678,054	—	—	—	—	678,054
Share-based award activity		—	33,932	—	—	—	—	33,932
Net loss (As Restated)	(b)	—	—	—	—	—	(103,948)	(103,948)
Other comprehensive income (loss)		—	—	—	—	(3,842)	—	(3,842)
Balance at June 30, 2019 (As Restated)	(a) (b)	305,268,497	2,064,652	—	—	(2,235)	(795,469)	1,266,949

Exercise of stock options		1,254,662	141	—	—	—	—	141
Shares returned to the Company for net share settlements		(472,396)	—	—	—	—	—	—
Share-based award activity		—	9,567	—	—	—	—	9,567
Net income (As Restated)	(b)	—	—	—	—	—	(11,005)	(11,005)
Other comprehensive income (loss)		—	—	—	—	(4,724)	—	(4,724)
Balance at September 30, 2019 (As Restated)	(a) (b)	306,050,763	2,074,360	—	—	(6,959)	(806,473)	1,260,928

Settlement of Tax Receivable Agreement		—	64,000	—	—	—	—	64,000
Issuance of ordinary stock, net		823,352	1,304	—	—	—	—	1,304
Share-based award activity		—	4,708	—	—	—	—	4,708
Net loss (As Restated)	(b)	—	—	—	—	—	(84,421)	(84,421)
Other comprehensive income (loss)		—	—	—	—	2,080	—	2,080
Balance at December 31, 2019 (As Restated)	(a) (b)	306,874,115	$2,144,372	—	$—	$(4,879)	$(890,894)	$1,248,599

Balance at December 31, 2019 (As Restated)	(b)	306,874,115	$2,144,372	—	$—	$(4,879)	$(890,894)	$1,248,599
Adjustment to opening Accumulated deficit related to adoption of ASC Topic 326		—	—	—	—	—	(9,319)	(9,319)
Exercise of public warrants		28,880,098	277,526	—	—	—	—	277,526

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

Condensed Consolidated Statements of Changes in Equity
				As Restated
		Ordinary Shares		Treasury Shares		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Restatement Reference	Shares	Amount	Shares	Amount
Exercise of stock options		3,715,455	1,182	—	—	—	—	1,182
Vesting of restricted stock units		169,842	—	—	—	—	—	—
Shares returned to the Company for net share settlements		(2,301,458)	(10,302)	—	—	—	—	(10,302)
Issuance of ordinary shares, net		27,600,000	539,714	—	—	—	—	539,714
Share-based award activity		—	16,384	—	—	—	—	16,384
Net loss (As Restated)	(b)	—	—	—	—	—	(129,633)	(129,633)
Other comprehensive income (loss)		—	—	—	—	(8,470)	—	(8,470)
Balance at March 31, 2020 (As Restated)	(a) (b)	364,938,052	2,968,876	—	—	(13,349)	(1,029,846)	1,925,681

Exercise of stock options		3,723,332	—	—	—	—	—	—
Vesting of restricted stock units		2,528	—	—	—	—	—	—
Shares returned to the Company for net share settlements		(2,311,293)	(15,118)	—	—	—	—	(15,118)
Issuance of ordinary shares, net		20,982,500	304,030	—	—	—	—	304,030
Share-based award activity		—	4,322	—	—	—	—	4,322
Net loss (As Restated)	(b)	—	—	—	—	—	(25,281)	(25,281)
Other comprehensive income (loss)		—	—	—	—	(2,280)	—	(2,280)
Balance at June 30, 2020 (As Restated)	(a) (b)	387,335,119	3,262,110	—	—	(15,629)	(1,055,127)	2,191,354

Exercise of stock options		4,068,307	125	—	—	—	—	125
Vesting of restricted stock units		2,459	—	—	—	—	—	—
Shares returned to the Company for net share settlements		(2,184,918)	(3,136)	—	—	—	—	(3,136)
Share-based award activity		—	5,520	—	—	—	—	5,520
Net loss (As Restated)	(b)	—	—	—	—	—	(181,986)	(181,986)
Other comprehensive income (loss)		—	—	—	—	10,436	—	10,436
Balance at September 30, 2020 (As Restated)	(a) (b)	389,220,967	3,264,619	—	—	(5,193)	(1,237,113)	2,022,313

Exercise of Private Placement Warrants (As Restated)	(a)	274,000	4,124	—	—	—	—	4,124
Exercise of stock options		535,768	815	—	—	—	—	815
Vesting of restricted stock units		114,812	—	—	—	—	—	—
Shares returned to the Company for net share settlements		(499,727)	(4,500)	—	—	—	—	(4,500)
Issuance of ordinary shares, net	(c)	216,683,778	6,715,030	—	—	—	—	6,715,030
Treasury shares (as restated)	(c)	—	—	6,325,860	(196,038)	—	—	(196,038)
Share-based award activity		—	9,196	—	—	—	—	9,196
Net loss (As Restated)	(b) (c)	—	—	—	—	—	(13,725)	(13,725)

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

Condensed Consolidated Statements of Changes in Equity
				As Restated
		Ordinary Shares		Treasury Shares		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Restatement Reference	Shares	Amount	Shares	Amount
Other comprehensive income (loss)		—	—	—	—	497,575	—	497,575
Balance at December 31, 2020 (As Restated)	(a) (b) (c)	606,329,598	$9,989,284	6,325,860	$(196,038)	$492,382	$(1,250,838)	$9,034,790
a) Warrant liabilities - The correction of the misstatements reflected in Amendment No. 1 resulted in an increase to warrant share liabilities, a decrease to ordinary shares, an increase to ordinary shares upon exercise, and an increase to accumulated deficit.
b) Mark to market adjustment on financial instruments - The correction of the misstatements reflected in Amendment No. 1 resulted in an adjustment that was recorded through the Statement of Operations. The change reflects a mark to market adjustment as a result of the restatement.
c) CPA Global Equity Plan - Ordinary shares that were transferred from Leonard Green & Partners, L. P. to an Employee Benefit Trust established for the CPA Global Equity Plan that should have been excluded from the purchase price consideration in the amount of $196,038 or 6,325,860 ordinary shares. The correction of this Amendment No. 2 also included share-based compensation charge adjustments recorded through the Statement of Operations.

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
Except as discussed above and as further described in Note 28 to the consolidated financial statements, the Company has not modified or updated disclosures presented in this Amendment No. 2. Accordingly, Amendment No. 2 does not reflect events occurring after the Original Form 10-K and Amendment No. 1 or modify or update those disclosures affected by subsequent events. Information not affected by the restatements is unchanged and reflects disclosures made at the time of the filing of the Original Form 10-K.

Note 28: Restatements of Previously Issued Financial Statements
Subsequent to the original issuance of its Consolidated Financial Statements, the Company identified certain errors in its historical annual Consolidated Financial Statements, related to the accounting treatment of Private Placement Warrants and the accounting treatment of certain awards made by CPA Global under its equity plan were incorrectly included as part of the acquisition accounting for the CPA Global Transaction.

The restatement reflected in Amendment No. 1 is the result of our application of the guidance on accounting for certain Private Placement Warrants. We evaluated the impact to us and the Company concluded that certain of its Private Placement Warrants, issued to the founders of Churchill Capital Corp, a special purpose acquisition company or “SPAC” with which the Company consummated a business combination transaction in May 2019, should be classified as liabilities with mark to market accounting through earnings. Under Accounting Standards Codification 815, Derivatives and Hedging, ("ASC 815"), warrant instruments that do not meet the criteria to be considered indexed to an entity's own stock shall be initially classified as a liability at their estimated fair values, regardless of the likelihood that such instruments will ever be settled in cash. In periods subsequent to issuance, changes in the estimated fair value of the liabilities are reported through earnings.

The restatement reflected in Amendment No. 2 relates to certain errors identified by the Company in its historical annual Consolidated Financial Statements, related to the accounting treatment of certain awards made by CPA Global under its equity plan that were incorrectly included as part of the acquisition accounting for the CPA Global Transaction. In addition, ordinary shares that were transferred from Leonard Green & Partners, L. P. to an Employee Benefit Trust established for the CPA Global Equity Plan that should have been excluded from the purchase price consideration in the amount of $196,038 or 6,325,860 ordinary shares. Clarivate will consolidate the substance of the CPA Global Equity Plan trust asset, comprised of cash that already existed in the trust as of the acquisition date, and the ordinary shares classified as treasury shares, to fund the payout. The Company concluded that the financial statements previously issued as of and for the year ended December 31, 2020 were misstated.

In addition, and separate from the CPA Global Equity Plan restatement in Amendment No 2, the Company has corrected for the understatement of deferred tax liabilities of $3,238 with an offset to goodwill relating to the CPA Global acquisition opening balance sheet on October 1, 2020. The Company has also corrected for the understatement of deferred tax liabilities of $1,936 with an offset to goodwill relating to the DRG acquisition opening balance sheet on February 28, 2020.

We also concluded that the impacts were material to the Company’s financial statements prepared according to U.S. generally accepted accounting principles ("U.S. GAAP"). As such the restated audited Consolidated Financial Statements for the years ended December 31, 2020 and 2019 are defined as the “Restated Periods."

This Note 28 to the Company’s Consolidated Financial Statements discloses the restatement impacts on the originally reported financial statements for the years ended December 31, 2020 and 2019 and the nature of the

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
associated adjustments. The corrections included in the Consolidated Financial Statements contained herein are further described below.

The Restatement included in these Consolidated Financial Statements were prepared following an independent review by the Audit Committee of the Company’s Board of Directors.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

Consolidated Balance Sheets
	As of December 31,
	2020				2019
	As Originally Reported	Amendment No. 1 Restatement Impact	Amendment No. 2 Restatement Impact	As Restated	As Originally Reported	Amendment No. 1 Restatement Impact	As Restated
Assets
Current assets:
Cash and cash equivalents	$257,730	$—	$—	$257,730	$76,130	$—	$76,130
Restricted cash(4)	11,278	—	3,400	14,678	9	—	9
Accounts receivable, net of allowance of $8,745 and $16,511 at December 31, 2020 and December 31, 2019, respectively(1)	751,446	(13,713)	—	737,733	333,858	—	333,858
Prepaid expenses(2)	58,770	(497)	—	58,273	40,710	—	40,710
Other current assets(1)(3)(5)	248,781	13,713	(183,344)	79,150	11,750	—	11,750
Assets held for sale	—	—	—	—	30,619	—	30,619
Total current assets	1,328,005	(497)	(179,944)	1,147,564	493,076	—	493,076
Property and equipment, net	36,267	—	—	36,267	18,042	—	18,042
Other intangible assets, net	7,370,350	—	—	7,370,350	1,828,640	—	1,828,640
Goodwill(3)	6,252,636	—	(209,672)	6,042,964	1,328,045	—	1,328,045
Other non-current assets(3)	47,944	—	(16,610)	31,334	18,632	—	18,632
Deferred income taxes	29,786	—	77	29,863	19,488	—	19,488
Operating lease right-of-use assets	132,356	—	—	132,356	85,448	—	85,448
Total Assets	$15,197,344	$(497)	$(406,149)	$14,790,698	$3,791,371	$—	$3,791,371

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$82,038	$—	$—	$82,038	$26,458	$—	$26,458
Accrued expenses and other current liabilities(3)	716,356	—	(146,674)	569,682	159,217	—	159,217
Current portion of deferred revenues	707,318	—	—	707,318	407,325	—	407,325
Current portion of long-term debt	28,600	—	—	28,600	9,000	—	9,000
Current portion of operating lease liability	35,455	—	—	35,455	22,130	—	22,130
Liabilities held for sale	—	—	—	—	26,868	—	26,868
Total current liabilities	1,569,767	—	(146,674)	1,423,093	650,998	—	650,998
Long-term debt	3,457,900	—	—	3,457,900	1,628,611	—	1,628,611
Warrant liabilities(2)	—	312,751	—	312,751	—	111,813	111,813
Non-current portion of deferred revenues	41,399	—	—	41,399	19,723	—	19,723
Other non-current liabilities(3)	67,722	—	(18,277)	49,445	18,891	—	18,891
Deferred income taxes(3)	362,261	—	4,735	366,996	48,547	—	48,547
Operating lease liabilities	104,324	—	—	104,324	64,189	—	64,189
Total liabilities	5,603,373	312,751	(160,216)	5,755,908	2,430,959	111,813	2,542,772
Commitments and contingencies
Shareholders’ equity:
Ordinary Shares, no par value; unlimited shares authorized at December 31, 2020 and December 31, 2019; 606,329,598 and 306,874,115 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively(2)	10,049,317	(60,033)	—	9,989,284	2,208,529	(64,157)	2,144,372
Treasury Shares, at cost; 6,325,860 and 0 shares at December 31, 2020 and December 31, 2019, respectively(5)	—	—	(196,038)	(196,038)	—	—	—
Accumulated other comprehensive income (loss)	503,521	—	(11,139)	492,382	(4,879)	—	(4,879)
Accumulated deficit(2)(3)	(958,867)	(253,215)	(38,756)	(1,250,838)	(843,238)	(47,656)	(890,894)
Total shareholders’ equity	9,593,971	(313,248)	(245,933)	9,034,790	1,360,412	(111,813)	1,248,599
Total Liabilities and Shareholders’ Equity	$15,197,344	$(497)	$(406,149)	$14,790,698	$3,791,371	$—	$3,791,371

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
(3) Includes correction of only a portion of the phantom equity compensation plan as part of acquisition accounting on the Consolidated Balance Sheet as of December 31, 2020 as described in Note 2 - Basis of Presentation. Additionally, and separate from the CPA Global Equity Plan restatement in Amendment No 2, the Company has corrected the acquisition accounting understatement of deferred tax liabilities of $3,328 with an offset to goodwill relating to the CPA Global acquisition opening balance sheet on October 1, 2020, as well as an understatement of deferred tax liabilities of $1,936 with an offset to goodwill relating to the DRG acquisition opening balance sheet on February 28, 2020.
(4) Represents restricted cash acquired to fund fixed cash awards and certain taxes related to the phantom equity compensation plan as part of CPA Global acquisition accounting.
(5) Includes correction of 6,325,860 shares that were transferred from Leonard Green & Partners, L. P. to an Employee Benefit Trust established for the CPA Global Equity Plan that should have been excluded from the purchase price consideration in the amount of $196,038.

Consolidated Statements of Operations
	Year ended December 31,
	2020				2019
	As Originally Reported	Amendment No. 1 Restatement Impact	Amendment No. 2 Restatement Impact	As Restated	As Originally Reported	Amendment No. 1 Restatement Impact	As Restated
Revenues, net	$1,254,047	$—	$—	$1,254,047	$974,345	$—	$974,345
Operating expenses:
Cost of revenues(1)(3)	(399,122)	(30,175)	(9,490)	(438,787)	(352,000)	—	(352,000)
Selling, general and administrative costs(1)(3)	(553,756)	30,175	(21,119)	(544,700)	(475,014)	—	(475,014)
Depreciation	(12,709)	—	—	(12,709)	(9,181)	—	(9,181)
Amortization	(290,441)	—	—	(290,441)	(191,361)	—	(191,361)
Impairment on assets held for sale	—	—	—	—	(18,431)	—	(18,431)
Restructuring and impairment(3)	(47,595)	—	(8,543)	(56,138)	(15,670)	—	(15,670)
Other operating income, net	52,381	—	—	52,381	4,826	—	4,826
Total operating expenses	(1,251,242)	—	(39,152)	(1,290,394)	(1,056,831)	—	(1,056,831)
Income (loss) from operations	2,805	—	(39,152)	(36,347)	(82,486)	—	(82,486)
Mark to market adjustment on financial instruments(2)	—	(205,062)	—	(205,062)	—	(47,656)	(47,656)
Legal settlement	—	—	—	—	39,399	—	39,399
Income (loss) before interest expense and income tax	2,805	(205,062)	(39,152)	(241,409)	(43,087)	(47,656)	(90,743)
Interest expense and amortization of debt discount, net	(111,914)	—	—	(111,914)	(157,689)	—	(157,689)
Loss before income tax	(109,109)	(205,062)	(39,152)	(353,323)	(200,776)	(47,656)	(248,432)
Benefit (provision) for income taxes(2)(3)	2,799	(497)	396	2,698	(10,201)	—	(10,201)
Net loss	$(106,310)	$(205,559)	$(38,756)	$(350,625)	$(210,977)	$(47,656)	$(258,633)

Per share:
Basic and diluted	$(0.25)	$(0.48)	$(0.09)	$(0.82)	$(0.77)	$(0.17)	$(0.94)

Weighted average shares used to compute earnings per share:
Basic and diluted	428,600,690	428,600,690	427,023,558	427,023,558	273,883,342	273,883,342	273,883,342

(1) Includes correction of the classification of certain expenses from the Selling, general and administrative to Cost of revenues as described in Note 2 - Basis of Presentation.
(2) Mark to market adjustment on financial instruments - The correction of the misstatements reflected in Amendment No. 1 resulted in the recording of a mark to market adjustment, impacting Income (loss) before interest expense and income tax, Loss before income tax, and Net loss.
(3) Includes correction and recording of share-based compensation charges over the vesting period within the Selling, general and administrative and Cost of revenues line items as well as accelerated charges for involuntarily terminated participants within the Restructuring and impairment line item as described in Note 2 - Basis of Presentation.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

Consolidated Statements of Comprehensive Income (Loss)
	Year ended December 31,
	2020				2019
	As Originally Reported	First Restatement Adjustments	Second Restatement Adjustments	As Restated	As Originally Reported	First Restatement Adjustments	As Restated
Net loss(1)(2)	$(106,310)	$(205,559)	$(38,756)	$(350,625)	$(210,977)	$(47,656)	$(258,633)
Other comprehensive income (loss), net of tax:
Interest rate swaps, net of $0 tax in all periods	(978)	—	—	(978)	(6,422)	—	(6,422)
Defined benefit pension plans, net of tax (benefit) provision of $(65), $683 and $(91), respectively	(659)	—	—	(659)	(1,041)	—	(1,041)
Foreign currency translation adjustment	510,037	—	(11,139)	498,898	(2,774)	—	(2,774)
Total other comprehensive income (loss), net of tax	508,400	—	(11,139)	497,261	(10,237)	—	(10,237)
Comprehensive income (loss)	$402,090	$(205,559)	$(49,895)	$146,636	$(221,214)	$(47,656)	$(268,870)
(1) Mark to market adjustment on financial instruments - The correction of these misstatements resulted in the recording of a mark to market adjustment, impacting Net loss.
(2) The correction of these misstatements resulted in the recording of a share-based compensation charges, impacting Net loss.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

Consolidated Statements of Changes in Equity
				As Restated
		Ordinary Shares		Treasury Shares			Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Restatement Reference	Shares	Amount	Shares		Amount
Balance at December 31, 2017 as originally reported		1,644,720	$1,662,221	—		$—	$13,984	$(390,099)	$1,286,106
Conversion of units of share capital		215,683,103	—	—		—	—	—	—
Balance at December 31, 2017, as recasted		217,327,823	1,662,221	—		—	13,984	(390,099)	1,286,106
Issuance of ordinary shares, net		198,602	1,574	—		—	—	—	1,574
Share-based award activity		—	13,715	—		—	—	—	13,715
Net loss		—	—	—		—	—	(242,162)	(242,162)
Other comprehensive income (loss)		—	—	—		—	(8,626)	—	(8,626)
Balance at December 31, 2018		217,526,425	$1,677,510	—		$—	$5,358	$(632,261)	$1,050,607

Balance at December 31, 2018, as originally reported		1,646,223	$1,677,510	—		$—	$5,358	$(632,261)	$1,050,607
Conversion of units of share capital		215,880,202	—	—		—	—	—	—
Balance at December 31, 2018, as recasted		217,526,425	1,677,510	—		—	5,358	(632,261)	1,050,607
Tax Receivable Agreement		—	(264,000)			—	—	—	(264,000)
Settlement of Tax Receivable Agreement		—	64,000			—	—	—	64,000
Shares subject to redemption (As Restated)	(1)	—	(64,157)	—		—	—	—	(64,157)
Issuance of ordinary shares, net		1,597,691	1,582	—		—	—	—	1,582
Merger recapitalization		87,749,999	678,054	—		—	—	—	678,054
Share-based award activity		—	51,383	—		—	—	—	51,383
Net loss (As Restated)	(2)	—	—	—		—	—	(258,633)	(258,633)
Other comprehensive income (loss)		—	—	—		—	(10,237)	—	(10,237)
Balance at December 31, 2019 (As Restated)	(1)(2)	306,874,115	$2,144,372	—		$—	$(4,879)	$(890,894)	$1,248,599

Balance at December 31, 2019 (As Restated)		306,874,115	$2,144,372	—		$—	$(4,879)	$(890,894)	$1,248,599
Adjustment to opening Accumulated deficit related to adoption of ASC Topic 326		—	—	—		—	—	(9,319)	(9,319)
Exercise of public warrants		28,880,098	277,526	—		—	—	—	277,526
Exercise of Private Placement Warrants (As Restated)	(1)	274,000	4,124	—		—	—	—	4,124
Exercise of stock options		12,042,862	2,122	—		—	—	—	2,122
Vesting of restricted stock units		289,641	—	—		—	—	—	—
Shares returned to the Company for net share settlements		(7,297,396)	(33,056)	—		—	—	—	(33,056)
Issuance of ordinary shares, net		265,266,278	7,558,774	—		—	—	—	7,558,774
Treasury shares (as restated)	(3)	—	—	6,325,860		(196,038)	—	—	(196,038)
Share-based award activity		—	35,422	—		—	—	—	35,422
Net loss (As Restated)	(2)(3)	—	—	—		—	—	(350,625)	(350,625)
Other comprehensive income (loss)		—	—	—		—	497,261	—	497,261
Balance at December 31, 2020 (As Restated)	(1)(2)(3)	606,329,598	$9,989,284	6,325,860	$—	$(196,038)	$492,382	$(1,250,838)	$9,034,790

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

(1) Warrant liabilities—The correction of the misstatements reflected in Amendment No. 1 resulted in an increase to warrant share liabilities, a decrease to ordinary shares, an increase to ordinary shares upon exercise, and a decrease to accumulated deficit.

(2) Mark to market adjustment on financial instruments - The correction of the misstatements reflected in Amendment No. 1 resulted in an adjustment that was recorded through the Statement of Operations. The change reflects a mark to market adjustment as a result of the restatement.

(3) CPA Global Equity Plan - Ordinary shares that were transferred from Leonard Green & Partners, L. P. to a trust established to fund the equity plan, should have been excluded from the purchase price consideration. The correction of this Amendment No. 2 also included share-based compensation charge adjustments recorded through the Statement of Operations.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

Consolidated Statements of Cash Flows
	Year Ended December 31,
	2020				2019
	As Originally Reported	Amendment No. 1 Restatement Impact	Amendment No. 2 Restatement Impact	As Restated	As Originally Reported	Amendment No. 1 Restatement Impact	As Restated
Cash Flows From Operating Activities
Net loss(2)(3)	$(106,310)	$(205,559)	$(38,756)	$(350,625)	$(210,977)	$(47,656)	$(258,633)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	303,150	—	—	303,150	200,542	—	200,542
Bad debt expense	3,332	—	—	3,332	1,331	—	1,331
Deferred income tax benefit	(45,105)	—	(404)	(45,509)	357	—	357
Share-based compensation	35,422	—	(1,264)	34,158	51,383	—	51,383
Restructuring and impairment	5,288	—	(76)	5,212	—	—	—
Gain on foreign currency forward contracts	(2,903)	—	—	(2,903)	—	—	—
Mark to market adjustment on contingent and phantom shares(3)	24,218	—	994	25,212	—	—	—
Mark to market adjustment on financial instruments (As Restated)(2)	—	205,062	—	205,062	—	47,656	47,656
Loss on extinguishment of debt	—	—	—	—	50,676	—	50,676
Gain on disposal of business	(29,192)	—	—	(29,192)	—	—	—
Impairment on assets held for sale	—	—	—	—	18,431	—	18,431
Deferred finance charges	5,752	—	—	5,752	2,496	—	2,496
Tax indemnity write-off	—	—	—	—	—	—	—
Other operating activities	2,611	—	—	2,611	(374)	—	(374)
Changes in operating assets and liabilities:
Accounts receivable(1)	16,234	13,713	—	29,947	(593)	—	(593)
Prepaid expenses	5,245	497	—	5,742	(10,224)	—	(10,224)
Other assets(1)	56,771	(13,713)	2,620	45,678	(975)	—	(975)
Accounts payable	(2,851)	—	—	(2,851)	(13,838)	—	(13,838)
Accrued expenses and other current liabilities(3)	(90,568)	—	35,774	(54,794)	1,095	—	1,095
Deferred revenues	80,683	—	—	80,683	33,480	—	33,480
Operating lease right of use assets	5,329	—	—	5,329	11,365	—	11,365
Operating lease liabilities	(6,064)	—	—	(6,064)	(11,251)	—	(11,251)
Other liabilities	2,458	—	1,112	3,570	(5,344)	—	(5,344)
Net cash provided by operating activities	263,500	—	—	263,500	117,580	—	117,580

Cash Flows From Investing Activities
Capital expenditures	(107,713)	—	—	(107,713)	(69,836)	—	(69,836)
Acquisitions, net of cash acquired(4)	(2,919,871)	—	3,400	(2,916,471)	(68,424)	—	(68,424)
Acquisition of intangible assets	(5,982)	—	—	(5,982)	(2,625)	—	(2,625)
Proceeds from sale of product line, net of restricted cash	41,398	—	—	41,398	—	—	—
Net cash used in investing activities	(2,992,168)	—	3,400	(2,988,768)	(140,885)	—	(140,885)

Cash Flows From Financing Activities
Proceeds from revolving credit facility	60,000	—	—	60,000	70,000	—	70,000
Principal payments on term loan	(12,600)	—	—	(12,600)	(641,509)	—	(641,509)
Repayments of revolving credit facility	(125,000)	—	—	(125,000)	(50,000)	—	(50,000)
Payment of debt issuance costs	(38,340)	—	—	(38,340)	(41,923)	—	(41,923)
Contingent purchase price payment	(7,816)	—	—	(7,816)	(2,371)	—	(2,371)

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

Consolidated Statements of Cash Flows
	Year Ended December 31,
	2020				2019
	As Originally Reported	Amendment No. 1 Restatement Impact	Amendment No. 2 Restatement Impact	As Restated	As Originally Reported	Amendment No. 1 Restatement Impact	As Restated
Proceeds from reverse recapitalization	—	—	—	—	682,087	—	682,087
Proceeds from issuance of debt	1,960,000	—	—	1,960,000	1,600,000	—	1,600,000
Extinguishment of debt	—	—	—	—	(1,342,651)	—	(1,342,651)
Tax receivable agreement payout	—	—	—	—	(200,000)	—	(200,000)
Proceeds from issuance of ordinary shares	843,744	—	—	843,744	—	—	—
Proceeds from warrant exercises	277,526	—	—	277,526	—	—	—
Proceeds from stock options exercised	2,122	—	—	2,122	1,582	—	1,582
Payments related to tax withholding for stock-based compensation	(33,056)	—	—	(33,056)	—	—	—
Net cash provided by financing activities	2,926,580	—	—	2,926,580	75,215	—	75,215

Effects of exchange rates	(5,043)	—	—	(5,043)	(971)	—	(971)
Net increase in cash and cash equivalents, and restricted cash	192,869	—	3,400	196,269	50,939	—	50,939

Beginning of period:
Cash and cash equivalents	76,130	—	—	76,130	25,575	—	25,575
Restricted cash	9	—	—	9	9	—	9
Total cash and cash equivalents, and restricted cash, beginning of period	76,139	—	—	76,139	25,584	—	25,584
Less: Cash included in assets held for sale, end of period	—	—	—	—	(384)	—	(384)
Cash and cash equivalents, and restricted cash, end of period	269,008	—	3,400	272,408	76,139	—	76,139

End of period:
Cash and cash equivalents	257,730	—	—	257,730	76,130	—	76,130
Restricted cash	11,278	—	3,400	14,678	9	—	9
Total cash and cash equivalents, and restricted cash, end of period	$269,008	$—	$3,400	$272,408	$76,139	$—	$76,139

Supplemental Cash Flow Information
Cash paid for interest	$97,510	$—	$—	$97,510	$101,164	$—	$101,164
Cash paid for income tax	$27,621	$—	$—	$27,621	$29,204	$—	$29,204
Capital expenditures included in accounts payable	$7,783	$—	$—	$7,783	$8,762	$—	$8,762
Assets received as reverse recapitalization capital	$—	$—	$—	$—	$1,877	$—	$1,877
Liabilities assumed as reduction of reverse recapitalization capital	$—	$—	$—	$—	$5,910	$—	$5,910

Non-cash investing activities:
Shares issued and returned for funding of CPA Global Equity Plan	$—	$—	$(196,038)	$(196,038)	$—	$—	$—
(1) Includes restatement of the classification of certain current assets on the Consolidated Balance Sheet as of December 31, 2020 as described in Note 2 - Basis of Presentation.
(2) Mark to market adjustment on financial instruments - The correction of these misstatements resulted in the recording of a mark to market adjustment, impacting Net loss.
(3) Share-based compensation charges - The correction of these misstatements resulted in the recording of share-based compensation charges, impacting Net loss.
(4) Represents restricted cash acquired to fund fixed cash awards and certain taxes related to the phantom equity compensation plan as part of CPA Global acquisition accounting.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, had evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2020. On February 26, 2021, we filed our original Annual Report on Form 10-K for the year ended December 31, 2020 (the "Original Report"). Based on the evaluation at that time, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020. Subsequently, and as a result of the material weaknesses in our internal control over financial reporting as described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2020.

Notwithstanding the material weaknesses, management has concluded that our audited financial statements included in this Amendment No. 2 are fairly stated in all material respects in accordance with GAAP for each of the periods presented herein.

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

Clarivate's management assessed the effectiveness of Clarivate's internal control over financial reporting as of December 31, 2020 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework (2013).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

On February 26, 2021, we filed the Original Report. At that time, our management, including our Chief Executive Officer and our Chief Financial Officer, had performed an evaluation and concluded that our internal control over financial reporting was effective as of December 31, 2020. Subsequent to that evaluation, (1) in connection with Amendment No. 1, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020, due to a material weakness related to the lack of an effectively designed control over the evaluation of settlement features used to determine the classification of warrant instruments and (2) in connection with Amendment No. 2, our management concluded that material weaknesses in internal control over financial reporting existed as of December 31, 2020 related to (a) the lack of an effectively designed control over the communication of modifications to pre-existing compensation agreements in an acquisition transaction between the legal function and the accounting function to ensure the accounting impact of the modifications could be evaluated, and (b) the lack of an effectively designed control with a sufficient level of precision to allow for an appropriate review of the tax balances associated with the opening balance sheet of acquired entities. Accordingly, management has restated its report on internal control over financial reporting. The material weakness related to the classification of warrant liabilities resulted in the restatement of the Company’s consolidated financial statements for the years ended December 31, 2020 and 2019, each of the quarters of 2020, and the quarters ended June 30 and September 30, 2019 related to warrant liabilities and related accounts and disclosures. The material weakness related to the communication of modifications to pre-existing compensation agreements in an acquisition transaction resulted in the restatement of the Company’s consolidated financial statements for the year ended December 31, 2020 and the quarter ended December 31, 2020 related to restricted cash, prepaid expenses, goodwill, accrued expenses, other current liabilities, other non-current liabilities, treasury shares, and accumulated other comprehensive income (loss) and accumulated deficit. The material weakness related to the review of the tax balances associated with the opening balance sheet of acquired entities resulted in immaterial adjustments of the Company’s consolidated financial statements for the year ended December 31, 2020 and each of the quarters of 2020 related to goodwill, deferred income tax asset, and deferred income tax liability. Additionally, these material weaknesses could result in misstatements of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

Remediation Plan

Our remediation plan related to the classification of warrant instruments includes management designing a control at a sufficient level of precision over the evaluation of settlement features used to determine the classification of warrant instruments. Our remediation plan related to modification of pre-existing compensation agreements in acquisition transactions includes management designing a control to identify and communicate the inventory of pre-existing compensation agreements in acquisition transactions to the accounting department, including bring down procedures to the transaction close date to ensure the inventory includes the current version of the agreements. Our remediation plan also includes bring down procedures each quarter through the measurement period. Our remediation plan related to the tax opening balance sheet of acquired entities will include management designing an enhanced control to operate periodically during the measurement period to allow for an appropriate review of the tax balances associated with the opening balance sheet of acquired entities.

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

10.13+	Agreement by and between Clarivate Analytics and Richard Hanks, dated March 1, 2017 (incorporated by reference to Exhibit 10.5 to Clarivate's Quarterly Report on Form 10-Q, filed on July 30, 2020)
10.14+	Agreement by and between Clarivate Analytics and Mukhtar Ahmed, dated January 1, 2018 (incorporated by reference to Exhibit 10.6 to Clarivate's Quarterly Report on Form 10-Q, filed on July 30, 2020)
10.15+	Agreement by and between Clarivate Analytics and Jeff Roy, dated September 5, 2017 (incorporated by reference to Exhibit 10.7 to Clarivate's Quarterly Report on Form 10-Q, filed on July 30, 2020)
10.16+	Agreement by and between Clarivate Analytics and Stephen Hartman, dated April 22, 2013 (incorporated by reference to Exhibit 10.8 to Clarivate's Quarterly Report on Form 10-Q, filed on July 30, 2020)
21.1**	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP
24.1**	Powers of Attorney
31*	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following information from our Form 10-K for the fiscal year ended December 31, 2020, formatted in Inline eXtensible Business Reporting Language: (i) Consolidated Statement of Comprehensive Income, (ii) Consolidated Balance Sheet, (iii) Consolidated Statement of Changes in Equity, (iv) Consolidated Statement of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.
104*	The cover page from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted in Inline XBRL

*    Filed herewith.
**    Previously Filed.
†     Schedules and exhibits omitted pursuant to Item 601(a)(5) of Regulation S-K. Copies of any omitted schedule or exhibit will be furnished to the SEC upon request.
+     Compensatory plan or arrangement

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to the annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of London, United Kingdom on February 3, 2022.

CLARIVATE PLC
By:	/s/ Jerre Stead
Name: Jerre Stead
Title: Executive Chairman and Chief Executive Officer