Form 10-Q/A
period 2021-03-31
CLARIVATE Plc
filed 2022-02-03
CIK 1764046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

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
DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE
On February 3, 2022, Clarivate Plc (“Clarivate”, the “Company,” “our,” “us” and “we”) filed Amendment No. 2 (“10-K Amendment No. 2” to our Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission (“SEC”) on February 26, 2021 (the "Original Form 10-K") and amended on May 10, 2021 (the 10-K Amendment No. 1” and, the Original Form 10-K as amended by 10-K Amendment No. 1 and 10-K Amendment No. 2, the “Form 10-K/A2”), to restate our Consolidated Financial Statements and related footnote disclosures as of and for the years ended December 31, 2020 and our quarterly results of operations for the quarter ended December 31, 2020. In addition, it was concluded that the quarterly financial statements for the quarterly periods March 31, 2021, June 30, 2021 and September 30, 2021 should also no longer be relied upon.
See Note 28 - Restatement of Previously Issued Financial Statements, to the Consolidated Financial Statements in the Form 10-K/A2 for additional information related to the restatement.
The Company is filing this Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q for the period ended March 31, 2021, originally filed with the SEC on May 10, 2021 (“the Original Form 10-Q”, as amended by Amendment No. 1, the “Form 10-Q/A”), to restate our Condensed Consolidated Financial Statements and related footnote disclosures as of and for the three months ended March 31, 2021. Amendment No. 1 also amends certain other items in the Original Form 10-Q, as described in “Items Amended in this Form 10-Q/A" section below.
Restatement Background
On December 22, 2021, the Company concluded, with concurrence from the Audit Committee, that the consolidated financial statements previously issued as of and for the year ended December 31, 2020 and the quarterly period ended December 31, 2020 should no longer be relied upon because of an error in such financial statements, as addressed in FASB ASC Topic 250. In addition, it was concluded that the financial statements for the quarterly periods ended March 31, 2021, June 30, 2021 and September 30, 2021 should also no longer be relied upon.
The errors corrected in 10-K Amendment No. 2 and such amended Form 10-Q filings related to the treatment under GAAP of an equity plan ("the CPA Global Equity Plan") and related trust included in the CPA Global business combination which was consummated on October 1, 2020 (“the CPA Global Transaction”). In the affected financial statements, certain awards made by CPA Global under such equity plan were incorrectly included as part of the acquisition accounting for the CPA Global Transaction. The Company concluded that the expenses associated with such equity plan should have been recognized as share-based compensation charges ranging from the vesting period of October 1, 2020 to October 1, 2021, with only a portion of the liability recorded as part of acquisition accounting.
This restatement reflected in this amendment resulted in the following changes:

Consolidated Statement of Operations

(in thousands, except per share data)	March 31, 2021
3 months ended
Cost of revenues	$(9,134)
Selling, general and administrative costs	(22,941)
Restructuring and impairment	(3,228)
Total operating expenses	(35,303)
Loss before interest expense and income tax	(35,303)

Loss before income tax	(35,303)
Benefit (provision) for income taxes	3,306
Net loss	(31,997)
Basic earnings per ordinary share	$(0.05)
Diluted earnings per ordinary share	$(0.05)
Consolidated Balance Sheet

(in thousands)	March 31, 2021
Restricted cash	$3,400
Prepaid expenses	—
Other current assets	(166,048)
Goodwill	(209,869)
Other non-current assets	(14,894)
Deferred income taxes	76
Total assets	(387,335)
Accrued expenses and other current liabilities	(99,694)
Other non-current liabilities	(14,363)
Deferred income taxes	4,897
Total liabilities	(109,160)
Treasury Shares	(196,038)
Accumulated other comprehensive income	(11,384)
Accumulated deficit	(70,753)
Total shareholders’ equity	(278,175)
Consolidated Statement of Comprehensive Income

(in thousands)	March 31, 2021
3 months ended
Net loss	$(31,997)
Foreign currency translation adjustment	(245)
Total other comprehensive income, net of tax	(245)
Comprehensive income	(32,242)

Consolidated Statement of Cash Flows

(in thousands)	March 31, 2021
3 months ended
Cash flows from operating activities
Net loss	$(31,997)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income tax benefit	1
Share-based compensation	(9,289)
Restructuring and impairment	(2,073)
Mark to market adjustment on phantom shares	2,595
Changes in operating assets and liabilities:
Accrued expenses and other current liabilities	38,807
Other liabilities	1,956
Net cash provided by operating activities	—

Items Amended by this Form 10-Q/A
The portions of the Original Form 10-Q that have been revised to give effect to the restatement reflected in this amendment and matters related thereto are as follows:
•Part I, Item 1. Financial Statements (Unaudited)
•Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
•Part I, Item 4. Controls and Procedures
•Part II, Item 6. Exhibits
See Note 27 - Restatement of Previously Issued Financial Statements, in Item 1, Financial Statements (Unaudited), for additional information related to the restatement of the Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2021.
Pursuant to the rules of the SEC, Part II, Item 6 has been amended to include currently-dated certifications from our Chief Executive Officer (as Principal Executive Officer) and our Chief Financial Officer (as Principal Financial Officer), as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 (Exhibits 31 and 32).
This Form 10-Q/A sets forth the information in the Original Form 10-Q in its entirety, as such information is modified and superseded where necessary to reflect the restatement and related revisions. Except as provided above, this Form 10-Q/A does not amend, update or change any other items or disclosures or otherwise reflect events occurring after the date of the Original Form 10-Q to the date this Form 10-Q/A is filed. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s other SEC filings, including any amendments to those filings.
Refer to Note 2 - Basis of Presentation for additional information and for the summary of the accounting impacts of these adjustments to the Company’s consolidated financial statements.
Control Considerations
In connection with the restatement described in the Form 10-K/A2 and this Form 10-Q/A, management reassessed its conclusions regarding the effectiveness of the Company’s disclosure controls and procedures ("DC&P") as of March 31, 2021. Management concluded that the Company’s DC&P were not effective as of March 31, 2021, due to additional material weaknesses related to, (1) the lack of an effectively designed control over the communication of modifications to pre-existing compensation agreements in an acquisition transaction between the legal function and the accounting function to ensure the accounting impact of the modifications could be evaluated, and (2) the lack of an effectively designed control with a sufficient level of precision to allow for an appropriate review of the tax balances associated with the opening balance sheet of acquired entities.

For a discussion of management’s consideration of our DC&P, and the material weaknesses identified, see Part I, Item 4, Controls and Procedures of this Form 10-Q/A.

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

PART I. Financial Information

Item 1. Financial Statements and Supplementary Data

CLARIVATE PLC
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	March 31, 2021 (As Restated)	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$399,006	$257,730
Restricted cash	16,913	14,678
Accounts receivable, net of allowance of $8,340 and $8,745 at March 31, 2021 and December 31, 2020, respectively	706,879	737,733
Prepaid expenses	64,392	58,273
Other current assets	64,170	79,150
Total current assets	1,251,360	1,147,564
Property and equipment, net	33,565	36,267
Other intangible assets, net	7,266,497	7,370,350
Goodwill	6,036,515	6,042,964
Other non-current assets	27,610	31,334
Deferred income taxes	27,424	29,863
Operating lease right-of-use assets	84,052	132,356
Total Assets	$14,727,023	$14,790,698

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$94,548	$82,038
Accrued expenses and other current liabilities	441,657	569,682
Current portion of deferred revenues	769,030	707,318
Current portion of operating lease liability	33,896	35,455
Current portion of long-term debt	28,600	28,600
Total current liabilities	1,367,731	1,423,093
Long-term debt	3,453,082	3,457,900
Warrant liabilities	257,944	312,751
Non-current portion of deferred revenues	45,404	41,399
Other non-current liabilities	47,780	49,445
Deferred income taxes	356,834	366,996
Operating lease liabilities	79,651	104,324
Total liabilities	5,608,426	5,755,908
Commitments and contingencies
Shareholders’ equity:
Ordinary Shares, no par value; unlimited shares authorized at March 31, 2021 and December 31, 2020; 611,355,226 and 606,329,598 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	10,109,449	9,989,284
Treasury Shares, at cost; 6,325,860 and 6,325,860 at March 31, 2021 and December 31, 2020, respectively	(196,038)	(196,038)
Accumulated other comprehensive income	511,975	492,382
Accumulated deficit	(1,306,789)	(1,250,838)
Total shareholders’ equity	9,118,597	9,034,790
Total Liabilities and Shareholders’ Equity	$14,727,023	$14,790,698
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2021 (As Restated)	2020 (As Restated)
Revenues, net	$428,430	$240,592
Operating expenses:
Cost of revenues	(147,875)	(82,682)
Selling, general and administrative costs	(134,286)	(133,055)
Depreciation	(3,333)	(2,329)
Amortization	(128,321)	(49,112)
Restructuring and impairment	(67,895)	(7,754)
Other operating income (expense), net	(16,230)	6,032
Total operating expenses	(497,940)	(268,900)
Loss from operations	(69,510)	(28,308)
Mark to market adjustment on financial instruments	51,215	(55,632)
Income (loss) before interest expense and income tax	(18,295)	(83,940)
Interest expense and amortization of debt discount, net	(37,393)	(30,940)
Loss before income tax	(55,688)	(114,880)
Provision for income taxes	(263)	(14,753)
Net loss	$(55,951)	$(129,633)

Per share:
Basic and diluted	$(0.09)	$(0.38)

Weighted average shares used to compute earnings per share:
Basic and diluted	602,272,375	343,129,833
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2021 (As Restated)	2020 (As Restated)
Net loss	$(55,951)	$(129,633)
Other comprehensive income (loss), net of tax:
Interest rate swaps	1,340	(2,890)
Defined benefit pension plans	(4)	(67)
Foreign currency translation adjustment	18,257	(5,513)
Total other comprehensive income (loss), net of tax	19,593	(8,470)
Comprehensive loss	$(36,358)	$(138,103)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(In thousands, except share data)

	Share Capital		Treasury Shares		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	306,874,115	$2,144,372	—	$—	$(4,879)	$(890,894)	$1,248,599
Adjustment to opening Accumulated deficit related to adoption of ASC Topic 326	—	—	—	—	—	(9,319)	(9,319)
Exercise of public warrants	28,880,098	277,526	—	—	—	—	277,526
Exercise of stock options	3,715,455	1,182	—	—	—	—	1,182
Vesting of restricted stock units	169,842	—	—	—	—	—	—
Shares returned to the Company for net share settlements	(2,301,458)	(10,302)	—	—	—	—	(10,302)
Issuance of ordinary shares, net	27,600,000	539,714	—	—	—	—	539,714
Share-based award activity	—	16,384	—	—	—	—	16,384
Net loss (As Restated)	—	—	—	—	—	(129,633)	(129,633)
Other comprehensive income (loss)	—	—	—	—	(8,470)	—	(8,470)
Balance at March 31, 2020 (As Restated)	364,938,052	$2,968,876	—	$—	$(13,349)	$(1,029,846)	$1,925,681

Balance at December 31, 2020 (As Restated)	606,329,598	$9,989,284	6,325,860	$(196,038)	$492,382	$(1,250,838)	9,034,790
Exercise of Private Placement Warrants	212,174	3,592	—	—	—	—	3,592
Exercise of stock options	835,917	5,074	—	—	—	—	5,074
Vesting of restricted stock units	15,958	—	—	—	—	—	—
Shares returned to the Company for net share settlements	(434,059)	(4,489)	—	—	—	—	(4,489)
Issuance of ordinary shares, net	4,395,638	105,509	—	—	—	—	105,509
Share-based award activity	—	10,479	—	—	—	—	10,479
Net loss (As Restated)	—	—	—	—	—	(55,951)	(55,951)
Other comprehensive income	—	—	—	—	19,593	—	19,593
Balance at March 31, 2021 (As Restated)	611,355,226	$10,109,449	6,325,860	$(196,038)	$511,975	$(1,306,789)	$9,118,597

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2021 (As Restated)	2020 (As Restated)
Cash Flows From Operating Activities
Net loss	$(55,951)	$(129,633)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	131,654	51,441
Bad debt expense	3,122	—
Deferred income tax benefit	163	4,214
Share-based compensation	1,190	16,502
Restructuring and impairment	38,911	—
Gain on foreign currency forward contracts	(1,023)	—
Mark to market adjustment on contingent and phantom shares	(25,085)	1,187
Mark to market adjustment on financial instruments	(51,215)	55,632
Loss on disposal of business	586	—
Deferred finance charges	2,332	1,008
Other operating activities	3,494	(7,015)
Changes in operating assets and liabilities:
Accounts receivable	44,221	29,279
Prepaid expenses	(7,170)	(7,349)
Other assets	(927)	54,644
Accounts payable	13,746	758
Accrued expenses and other current liabilities	29,082	(13,222)
Deferred revenues	65,988	40,726
Operating lease right of use assets	7,468	5,919
Operating lease liabilities	(25,666)	(5,876)
Other liabilities	(883)	(52,109)
Net cash provided by operating activities	174,037	46,106

Cash Flows From Investing Activities
Capital expenditures	(32,972)	(19,395)
Acquisitions, net of cash acquired	433	(885,323)
Proceeds from sale of product line, net of restricted cash	—	3,751
Net cash used in investing activities	(32,539)	(900,967)

Cash Flows From Financing Activities
Principal payments on term loan	(7,150)	(3,150)
Repayments of revolving credit facility	—	(65,000)
Payment of debt issuance costs	—	(5,014)
Contingent purchase price payment	—	(4,115)
Proceeds from issuance of debt	—	360,000
Proceeds from issuance of ordinary shares	—	540,597
Proceeds from warrant exercises	—	277,526
Proceeds from stock options exercised	5,074	1,182
Payments related to tax withholding for stock-based compensation	(4,489)	(10,420)
Net cash (used in) provided by financing activities	(6,565)	1,091,606
Effects of exchange rates	8,578	(2,013)
Net increase in cash and cash equivalents, and restricted cash	143,511	234,732

Beginning of period:
Cash and cash equivalents	257,730	76,130
Restricted cash	14,678	9

CLARIVATE PLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2021 (As Restated)	2020 (As Restated)
Total cash and cash equivalents, and restricted cash, beginning of period	272,408	76,139
Cash and cash equivalents, and restricted cash, end of period	415,919	310,871

End of period:
Cash and cash equivalents	399,006	308,021
Restricted cash	16,913	2,850
Total cash and cash equivalents, and restricted cash, end of period	$415,919	$310,871

Supplemental Cash Flow Information
Cash paid for interest	$27,334	$11,405
Cash paid for income tax	$2,583	$4,797
Capital expenditures included in accounts payable	$6,138	$9,528

Non-Cash Financing Activities:
Shares issued as contingent stock consideration associated with the DRG acquisition	61,619	—
Shares issued as contingent stock consideration associated with the CPA Global acquisition	43,890	—
Total Non-Cash Financing Activities	105,509	—
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

As noted in the Explanatory Note, the Company has filed this Form 10-Q/A to amend our Quarterly Report on Form 10-Q for the period ended ended March 31, 2021, originally filed with the SEC on May 10, 2021 (the “Original Form 10-Q"), to restate our Condensed Consolidated Financial Statements and related footnote disclosures as of and for the three months ended March 31, 2021.

On December 22, 2021, the Company concluded that the financial statements previously issued as of and for the year ended December 31, 2020, and the quarterly periods ended March 31, 2021, June 30, 2021, and September 30, 2021, should no longer be relied upon because of an error in such financial statements, as is addressed in FASB ASC Topic 250.

The error relates to the treatment under U.S. GAAP relating to an equity plan (the "CPA Global Equity Plan") and related trust included in the CPA Global business combination which was consummated on October 1, 2020 (“CPA Global Transaction”). In the affected financial statements, certain awards made by CPA Global under their equity plan were incorrectly included as part of the acquisition accounting for the CPA Global Transaction.

The Company concluded that expenses should have been recognized as share-based compensation charges over the vesting period from October 1, 2020 to October 1, 2021 with only a portion of the liability recorded as part of acquisition accounting.

See Note 27 - Restatement of Previously Issued Financial Statements, in Item 1, Financial Statements (Unaudited), for additional information related to the restatement of the Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2021.

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

Note 3: Summary of Significant Accounting Policies
Our significant accounting policies are those that we believe are important to the portrayal of our financial condition and results of operations, as well as those that involve significant judgments or estimates about matters that are inherently uncertain. There have been no material changes to the significant accounting policies discussed in Item 8. – Financial Statements and Supplementary Data – Notes to the Consolidated Financial Statements – Note 3 of Amendment No. 2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was filed with the SEC on February 3, 2022.
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

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
The following table summarizes the final purchase price allocation for this acquisition:

Total
Accounts receivable	$52,193
Prepaid expenses	4,295
Other current assets	68,001
Property and equipment, net	4,136
Other intangible assets(1)	491,366
Other non-current assets	2,960
Operating lease right-of-use assets	25,099
Total assets	$648,050
Accounts payable	3,474
Accrued expenses and other current liabilities	88,561
Current portion of deferred revenue	35,126
Current portion of operating lease liabilities	5,188
Deferred income taxes(3)	49,403
Non-current portion of deferred revenue	936
Operating lease liabilities	20,341
Total liabilities	203,029
Fair value of acquired identifiable assets and liabilities	$445,021

Purchase price, net of cash(2)	944,220
Less: Fair value of acquired identifiable assets and liabilities	445,021
Goodwill	$499,199

(1) Includes $3,966 of internally developed software in progress acquired.
(2) The Company acquired cash of $20,777.
(3) The Company corrected an understatement of deferred tax liabilities of $1,936 with an offset to goodwill relating to the DRG acquisition opening balance sheet in February 28, 2020. See Note 2 - Basis of Presentation for further details.

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

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
Unaudited pro forma information for the Company for the periods presented as if the acquisition had occurred January 1, 2019 is as follows:

	Three Months Ended March 31,
	2021	2020
Pro forma revenues, net	$428,430	$265,341
Pro forma net loss attributable to the Company's stockholders(1)	$(55,951)	$(120,070)

  (1) The Pro forma net loss attributable to the Company's stockholders for the three months ended March 31, 2021 and 2020 has been restated. See Note 27 - Restatement of Previously Issued Financial Statements and Note 25 - Restatement of Prior Period Financial Statements for more information, respectively.

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
Clarivate acquired all of the outstanding shares of CPA Global in a cash and stock transaction. The aggregate consideration in connection with the closing of the CPA Global acquisition was $8,541,118, net of $102,443 cash acquired and including an equity holdback consideration of $46,485. The aggregate consideration was composed of (i) $6,565,477 from the issuance of up to 218,183,778 ordinary shares to Redtop Holdings Limited, a portfolio company of Leonard Green & Partners, L.P., representing approximately 35% pro forma fully diluted ownership of Clarivate and (ii) approximately $2,078,084 in cash to fund the repayment of CPA Global's parent company outstanding debt of $2,055,822 and related interest swap termination fee of $22,262. Of the 218,306,663 ordinary shares issuable in the acquisition, Clarivate issued 210,357,918 ordinary shares as of October 1, 2020. There were 6,325,860 shares that were issued to Leonard Green & Partners, L.P. that were returned to Clarivate to fund an Employee Benefit Trust established for the CPA Global Phantom Equity Plan. Accordingly, these shares were excluded from purchase price consideration.

Issuance of 210,357,918 shares	$6,565,477
Cash paid for repayment of CPA Global's parent company debt and related interest rate swap termination charge	2,078,084
Total purchase price	8,643,561
Cash acquired	(102,443)
Total purchase price, net of cash acquired	$8,541,118
The excess of the purchase price over the net tangible and intangible assets is recorded to Goodwill and primarily reflects the assembled workforce and expected synergies. Goodwill is not deductible for tax purposes. Total transaction costs incurred in connection with the acquisition of CPA Global were $525 and $0 for three months ended March 31, 2021 and 2020, respectively.
The amount of Revenues, net and Net loss resulting from the acquisition that are attributable to the Company's stockholders and included in the Consolidated Statements of Operations and Comprehensive Loss were as follows:

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

Three Months Ended March 31, 2021
Revenues, net(1)	$152,576
Net loss attributable to the Company's stockholders(2)	$(49,049)

(1) Includes $3,002 of a deferred revenue adjustment recognized during the three months ended March 31, 2021.
(2) The Net loss attributable to the Company's stockholders for the three months ended March 31, 2021 has been restated. See Note 27 - Restatement of Previously Issued Financial Statements for more information.

The purchase price allocation for the CPA Global acquisition as of the close date of October 1, 2020 is preliminary and may change upon completion of the determination of the fair value of assets acquired and liabilities assumed. The following table summarizes the preliminary purchase price allocation for this acquisition:

Total
Accounts receivable	$379,346
Prepaid expenses	27,595
Other current assets	38,414
Property and equipment, net	12,288
Other intangible assets	4,920,317
Deferred income taxes	19,310
Other non-current assets	7,280
Operating lease right-of-use assets	30,649
Total assets	$5,435,199
Accounts payable	53,501
Accrued expenses and other current liabilities	234,119
Current portion of deferred revenue	179,619
Current portion of operating lease liabilities	7,738
Non-current portion of deferred revenue	16,786
Deferred income taxes(2)	305,635
Other non-current liabilities	24,307
Operating lease liabilities	23,615
Total liabilities	845,320
Fair value of acquired identifiable assets and liabilities	$4,589,879

Purchase price, net of cash(1)	$8,541,118
Less: Fair value of acquired identifiable assets and liabilities	4,589,879
Goodwill	$3,951,239

(1) The Company acquired cash of $102,443, including $3,400 of restricted cash to fund fixed cash awards and certain taxes related to the phantom equity compensation plan as part of CPA Global acquisition accounting.

(2) Separate from the CPA Global Equity Plan restatement in Amendment No 2, the Company corrected the understatement of deferred tax liabilities of $3,328 with an offset to goodwill relating to the CPA Global acquisition opening balance sheet on October 1, 2020. See Note 27 - Restatement of Previously Issued Financial Statements for further details.

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

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
Goodwill
The change in the carrying amount of goodwill is shown below:

	Science Segment (As Restated)	Intellectual Property Segment (As Restated)	Consolidated Total (As Restated)
Balance as of December 31, 2019	$909,937	418,108	$1,328,045
Acquisition	499,199	4,002,695	4,501,894
Divestiture	—	(9,129)	(9,129)
Impact of foreign currency fluctuations and other	607	221,547	222,154
Balance as of December 31, 2020	$1,409,743	$4,633,221	$6,042,964
Acquisition(1)	—	(8,121)	(8,121)
Impact of foreign currency fluctuations and other	(118)	1,790	1,672
Balance as of March 31, 2021	$1,409,625	$4,626,890	$6,036,515
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
As of March 31, 2021 and December 31, 2020, the Company maintains an employee phantom share plan receivable asset and liability, a portion of which was recorded in connection with the acquisition opening balance sheet. Upon the acquisition, the phantom shares converted into the Company's ordinary shares and the funds were held in an employee benefit trust to be passed to the Company for payment to the respective employees via Clarivate payroll. The associated asset and liability balances are based on observable market data relating to the CPA Global acquisition that occurred on October 1, 2020. Changes in the receivable asset and liability are recorded to Cost of revenues and Selling, general and administrative costs in the Consolidated Statements of Operations. The current and non-current portions of the liability are recorded in Accrued expenses and other current liabilities and Other non-current liabilities, respectively. The current and non-current portions of the receivable asset is recorded in Other current assets and Other non-current assets, respectively. The balances are classified as Level 2 in the fair value hierarchy. This fair value measurement is based on observable market data and other indirect observable market inputs and thus represents a Level 2 measurement as defined in ASC 820.
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

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
The following table provides a summary of the Company’s assets and liabilities that were recognized at fair value on a recurring basis as at March 31, 2021 and December 31, 2020:

	March 31, 2021
	Level 1	Level 2 (As Restated)	Level 3	Total Fair Value (As Restated)
Assets
Forward contracts asset	$—	$81	$—	$81
	—	81	—	81
Liabilities
Warrant liability	—	—	257,944	257,944
Employee phantom share liability - current	—	88,504	—	88,504
Employee phantom share liability - non-current	—	2,348	—	2,348
Forward contracts liability	—	3,909	—	3,909
Interest rate swap liability	—	3,394	—	3,394
Total	$—	$98,155	$257,944	$356,099

	December 31, 2020
	Level 1	Level 2 (As Restated)	Level 3	Total Fair Value (As Restated)
Assets
Forward contracts asset	$—	$8,574	$—	$8,574
	—	8,574	—	8,574
Liabilities
Warrant liability - (As Restated)	—	—	312,751	312,751
Employee phantom share liability - current	—	57,752	—	57,752
Employee phantom share liability - non-current	—	393	—	393
Forward contracts liability	—	106	—	106
Interest rate swap liability	—	5,159	—	5,159
Contingent stock liability	—	130,594	—	130,594
Total	$—	$194,004	$312,751	$506,755
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

Note 12: Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities, consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021 (As Restated)	December 31, 2020
Employee phantom share plan liability (1)	$88,504	$57,752
Contingent stock liability(2)	—	130,594
Employee related accruals(3)	63,302	98,481
Accrued professional fees(4)	49,729	67,628
Tax related accruals (5)	39,574	45,119
Other accrued expenses and other current liabilities(6)	200,548	170,108
Total accrued expenses and other current liabilities	$441,657	$569,682

(1) See Note 4 - Business Combinations, Note 11 - Fair Value Measurements, Note 17 - Employment and Compensation Arrangements, and Note 27 - Restatement of Previously Issued Financial Statements for further information with respect to the employee phantom share plan liabilities.

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
In June 2019, the Company formed the 2019 Incentive Award Plan under which employees of the Company may be eligible to purchase shares of the Company. See Note 17 - Employment and Compensation Arrangements for additional detail related to the 2019 Incentive Award Plan. In exchange for each share subscription purchased, the purchaser is entitled to a fully vested right to an ordinary share. At March 31, 2021 there were unlimited shares of ordinary stock authorized, and 611,355,226 shares issued and outstanding, with a par value of $0.00. The Company held 6,325,860 shares as treasury shares as of March 31, 2021 and December 31, 2020. The Company’s ordinary stockholders are entitled to one vote per share.
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
Total share-based compensation expense, inclusive of cash and non-cash expense, included in the Consolidated Statements of Operations amounted to $39,020 and $17,469 for the three months ended March 31, 2021 and 2020, respectively. The total associated tax benefits recognized amounted to $1,400 and $2 for the three months ended March 31, 2021 and 2020, respectively.
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
The contractual term of the option ranges from the one year to ten years. Expected volatility is the average volatility over the expected terms of comparable public entities from the same industry. The risk-free interest rate is based on a treasury rate with a remaining term similar to the contractual term of the option. The Company is recently formed and at this time does not expect to distribute any dividends. The Company recognizes forfeitures as they occur.

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
CPA Global Phantom Plan
The acquired CPA Global business had a legacy phantom equity compensation plan. Under the plan, there are two groups of employee participants, including a non-management employee participant group and a management participant group. The vesting period for the management participant group plan includes both a lock up period vesting date of October 1, 2021, and an extended lock up period vesting date of October 1, 2022. The non-management employee participant group included a lock up period vesting period of October 1, 2021. Under the plan, participants who cease to be employees prior to vesting would forfeit their awards. Given that the awards will be settled in cash, they are accounted for as a liability award in accordance with ASC 718. The liability balance is marked to market at the end of each reporting period.

In connection with the purchase accounting in accordance with ASC 805, the Company performed an analysis by grant date to attribute the liability between the pre and post combination periods. Accordingly, the Company recorded a precombination liability of $19,478 which was offset to goodwill in purchase accounting. The precombination liability is accreted over the remaining service periods and the related share-based compensation charge is recorded within the Consolidated Statement of Operations.

Given the nature of the lock up periods and the retentive element to the awards for the benefit of Clarivate, post acquisition share-based compensation charges of $29,479 were recorded within the Cost of revenues and Selling, general and administrative costs line items of the Consolidated Statement of Operations for the three months ended March 31, 2021. To the extent vesting of awards were accelerated for colleagues whose employment was involuntarily terminated, the Company accounted for these as a modification and acceleration of share-based compensation charges of $3,228 for the three months ended March 31, 2021 within the Restructuring and impairment line item of the Consolidated Statement of Operations.

Note 18: Income Taxes
During the three months ended March 31, 2021 and 2020, the Company recognized an income tax provision of $263 on loss before income tax of $55,688 and $14,753 on loss before income tax of $114,880, respectively. The tax provision in each period three months ended March 31, 2021 and 2020, respectively, reflects the mix of taxing jurisdictions in which pre-tax profits and losses were recognized.

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
The basic and diluted EPS computations for our ordinary stock are calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2021 (As Restated)	2020 (As Restated)
Basic/Diluted EPS
Income (loss) available to ordinary stockholders	$(55,951)	$(129,633)

Basic and diluted weighted-average number of ordinary shares outstanding	602,272,375	343,129,833
Basic and diluted EPS	$(0.09)	$(0.38)

Note 20: Other Operating Income (Expense), Net

Other operating income (expense), net, consisted of the following for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Net foreign exchange gain (loss)	$(15,984)	$5,863
Miscellaneous income (expense), net	(246)	169
Other operating income (expense), net	$(16,230)	$6,032
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

The following table summarizes revenue by reportable segment for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Science Segment	$191,288	$145,694
Intellectual Property Segment	237,142	94,898
Total Revenues	$428,430	$240,592

Adjusted EBITDA by segment
The following table presents segment profitability and a reconciliation to net income for the periods indicated:

	Three Months Ended March 31,
	2021 (As Restated)	2020 (As Restated)
Science Segment Adjusted EBITDA	$90,594	$63,954
Intellectual Property Segment Adjusted EBITDA	74,239	14,268
Total Adjusted EBITDA	$164,833	$78,222
Benefit (provision) for income taxes	(263)	(14,753)
Depreciation and amortization	(131,654)	(51,441)
Interest, net	(37,393)	(30,940)
Transition services agreement costs	—	(1,551)
Transition, transformation and integration expense	(46)	(2,228)
Deferred revenues adjustment	(3,024)	(1,882)
Transaction related costs	22,924	(26,689)
Share-based compensation expense	(39,020)	(17,469)
Restructuring and impairment	(67,895)	(7,754)
Mark to market adjustment on financial instruments	51,215	(55,632)
Other	(15,628)	2,484
Net income attributable to Clarivate	$(55,951)	$(129,633)

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

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

CPA Global Acquisition Integration and Optimization Program	Severance and Related Benefit Costs (As Restated)	Costs Associated with Exit and Disposal Costs (1)	Total (As Restated)
Reserve Balance as of December 31, 2020	$19,603	$3,642	$23,245
Expenses recorded(2)	21,792	45,301	67,093
Payments made	(10,771)	(261)	(11,032)
Noncash items and other adjustments(3)	(1,409)	(40,806)	(42,215)
Reserve Balance as of March 31, 2021	$29,215	$7,876	$37,091
(1) Relates primary to lease exit costs and legal and advisory fees.
  (2) Expenses include the acceleration of phantom equity awards under the CPA Global Equity Plan that were held by employees whose employment was involuntarily terminated. These expenses will be paid in cash and are accounted for as a liability award. See note 2 - Basis of Presentation for further details.

(3) Includes a $1,409 bonus accrual for severed employees and $40,806 of lease impairment charges.

The following table is a summary of charges incurred related to the CPA Global Acquisition Integration in the three months ended March 31, 2021.

Three months ended March 31, 2021 (As Restated)
Severance and related benefit costs(1)	$21,792
Costs associated with exit and disposal activities(2)	287
Costs associated with lease exit costs including impairment(3)	45,014
Total	$67,093
  (1) Expenses include the acceleration of phantom equity awards under the CPA Global Equity Plan that were held by employees whose employment was involuntarily terminated. These expenses will be paid in cash and are accounted for as a liability award. See note 2 - Basis of Presentation for further details.

(2) Relates primary to legal and advisory fees.
(3) Includes $40,806 of charges related to impairment of leases, and $4,208 of costs incurred from exiting leases.

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

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
Note 25: Restatement of Prior Period Financial Statements

Subsequent to the original issuance of its Consolidated Financial Statements, the Company identified certain errors in its historical annual Consolidated Financial Statements, related to the accounting treatment of warrants. As such, the restated audited Consolidated Financial Statements for the years ended December 31, 2020 and 2019, and the unaudited interim Condensed Consolidated Financial Statements for the quarterly periods within these years commencing with the second quarter of 2019, are defined as the “Restated Periods."

See Note 2 - Basis of Presentation, Note 26 - Quarterly Financial Data, and Note 28 - Restatement of Previously Issued Financial Statements, to the Consolidated Financial Statements in the Amendment No. 2 ("10-K Amendment No. 2") to the Form 10-K for the year ended December 31, 2020.

The Company previously restated the accompanying interim Condensed Consolidated Financial Statements as of and for the quarter ended March 31, 2020 to correct for the impact of the misstatements. The applicable notes to the accompanying financial statements have also been corrected to reflect the impact of the restatement. Below, we have presented a reconciliation from the "As Originally Reported" to the "As Restated" amounts for each of our interim Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2020. The amounts "As Originally Reported" are from the "As Originally Reported" amounts as disclosed in Note 26 - Quarterly Financial Data in the 10-K Amendment No. 2.

The Company is filing this Amendment No. 1 ("Amendment No.1") to its Quarterly Report on Form 10-Q for the period ended March 31, 2021, filed with the SEC on May 10, 2021 (the “Original Form 10-Q"), to restate our Condensed Consolidated Financial Statements and related footnote disclosures as of and for the three months ended March 31, 2021. See Note 27 - Restatement of Previously Issued Financial Statements, for additional information related to the restatement, including descriptions of the misstatements and the impacts to previously reported financial information.

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
(b) Mark to market adjustment on financial instruments - The correction of these misstatements resulted in an adjustment of $55,632 that was recorded through the Statement of Operations, increasing the Net loss.

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

Interim Condensed Consolidated Statement of Cash Flows (Unaudited)

	Three Months Ended March 31, 2020
	As Originally Reported	Restatement Impacts	As Restated
Cash Flows From Operating Activities
Net loss	$(74,001)	(55,632)	$(129,633)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	51,441	—	51,441
Deferred income tax benefit	4,214	—	4,214
Share-based compensation	16,502	—	16,502
Mark to market adjustment on contingent and phantom shares (1)	1,187	—	1,187
Mark to market adjustment on financial instruments (As Restated)	—	55,632	55,632
Deferred finance charges	1,008	—	1,008
Other operating activities	(7,015)	—	(7,015)
Changes in operating assets and liabilities:
Accounts receivable	29,279	—	29,279
Prepaid expenses	(7,349)	—	(7,349)
Other assets	54,644	—	54,644
Accounts payable	758	—	758

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

Accrued expenses and other current liabilities (1)	(13,222)	—	(13,222)
Deferred revenues	40,726	—	40,726
Operating lease right of use assets	5,919	—	5,919
Operating lease liabilities	(5,876)	—	(5,876)
Other liabilities	(52,109)	—	(52,109)
Net cash provided by operating activities	46,106	—	46,106

Cash Flows From Investing Activities
Capital expenditures	(19,395)	—	(19,395)
Acquisitions, net of cash acquired	(885,323)	—	(885,323)
Proceeds from sale of product line, net of restricted cash	3,751	—	3,751
Net cash used in investing activities	(900,967)	—	(900,967)

Cash Flows From Financing Activities
Principal payments on term loan	(3,150)	—	(3,150)
Repayments of revolving credit facility	(65,000)	—	(65,000)
Payment of debt issuance costs	(5,014)	—	(5,014)
Contingent purchase price payment	(4,115)	—	(4,115)
Proceeds from issuance of debt	360,000	—	360,000
Proceeds from issuance of ordinary shares	540,597	—	540,597
Proceeds from warrant exercises	277,526	—	277,526
Proceeds from stock options exercised	1,182	—	1,182
Payments related to tax withholding for stock-based compensation	(10,420)	—	(10,420)
Net cash provided by (used in) financing activities	1,091,606	—	1,091,606

Effects of exchange rates	(2,013)	—	(2,013)
Net increase in cash and cash equivalents, and restricted cash	234,732	—	234,732

Beginning of period:
Cash and cash equivalents	76,130	—	76,130
Restricted cash	9	—	9
Total cash and cash equivalents, and restricted cash, beginning of period	76,139	—	76,139
Cash and cash equivalents, and restricted cash, end of period	310,871	—	310,871

End of period:
Cash and cash equivalents	308,021	—	308,021
Restricted cash	2,850	—	2,850
Total cash and cash equivalents, and restricted cash, end of period	$310,871	$—	$310,871

Supplemental Cash Flow Information
Cash paid for interest	$11,405	$—	$11,405
Cash paid for income tax	$4,797	$—	$4,797
Capital expenditures included in accounts payable	$9,528	$—	$9,528
(1) "Accrued expenses and other current liabilities" of $12,035 has been updated to $13,222, which represents a change of $1,187. This amount has been reclassified to "Mark to market adjustment on contingent and phantom shares" in order to conform to the current financial statement line items presented on the Interim Condensed Consolidated Statement of Cash Flows (Unaudited).

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
Except as discussed above and as further described in Note 27 to the Condensed Consolidated Financial Statements, the Company has not modified or updated disclosures presented in the Original Form 10-Q. Accordingly, this Amendment No. 1 does not reflect events occurring after the Original Form 10-Q or modify or update those disclosures affected by subsequent events. Information not affected by the restatement is unchanged and reflects disclosures made at the time of the filing of the Original Form 10-Q.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
Note 27: Restatement of Previously Issued Financial Statements
As disclosed in the Form 10-K Amendment No. 2 filed with the SEC on February 3, 2022, the Company identified certain errors in its historical annual Consolidated Financial Statements related to the accounting treatment of certain awards made by CPA Global under the CPA Global Phantom Equity Plan that were incorrectly included as part of the acquisition accounting for the CPA Global Transaction. For the majority of these awards, the Company concluded that expenses should have been recognized as share-based compensation charges over the vesting period from October 1, 2020 to October 1, 2021 with only a portion of the liability recorded as part of acquisition accounting. The Company concluded that the financial statements previously issued as of and for the year ended December 31, 2020, and the quarterly period ended December 31, 2020 were misstated.

We also concluded that the impact was material to the Company’s financial statements prepared according to U.S. GAAP. As such, the restated unaudited Consolidated Financial Statements for the quarterly period ended March 31, 2021, are defined as the “Restated Periods."
This Note 27 to the Company’s Consolidated Financial Statements discloses the restatement impact on the originally reported financial statements for the quarterly period ended March 31, 2021 and the nature of the associated adjustments. The corrections included in the Condensed Consolidated Financial Statements contained herein are further described below.
The restatement included in these Condensed Consolidated Financial Statements was prepared following an independent review by the Audit Committee of the Company’s Board.
See Note 26 - Quarterly Financial Data and Note 28 - Restatement of Previously Issued Financial Statements, to the Consolidated Financial Statements in 10-K Amendment No. 2 for additional information related to the restatements.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

Consolidated Balance Sheets
	As of March 31,
	2021
	As Originally Reported	Restatement Impacts	As Restated
Assets
Current assets:
Cash and cash equivalents	399,006	—	399,006
Restricted cash(1)	13,513	3,400	16,913
Accounts receivable, net of allowance of $8,340 and $8,745 at March 31, 2021 and December 31, 2020, respectively	706,879	—	706,879
Prepaid expenses	64,392	—	64,392
Other current assets(2)	230,218	(166,048)	64,170
Total current assets	1,414,008	(162,648)	1,251,360
Property and equipment, net	33,565	—	33,565
Other intangible assets, net	7,266,497	—	7,266,497
Goodwill(3)	6,246,384	(209,869)	6,036,515
Other non-current assets(2)	42,504	(14,894)	27,610
Deferred income taxes	27,348	76	27,424
Operating lease right-of-use assets	84,052	—	84,052
Total Assets	$15,114,358	$(387,335)	$14,727,023

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	94,548	—	94,548
Accrued expenses and other current liabilities(3)	541,351	(99,694)	441,657
Current portion of deferred revenues	769,030	—	769,030
Current portion of operating lease liability	33,896	—	33,896
Current portion of long-term debt	28,600	—	28,600
Total current liabilities	1,467,425	(99,694)	1,367,731
Long-term debt	3,453,082	—	3,453,082
Warrant liabilities	257,944	—	257,944
Non-current portion of deferred revenues	45,404	—	45,404
Other non-current liabilities(3)	62,143	(14,363)	47,780
Deferred income taxes(4)	351,937	4,897	356,834
Operating lease liabilities	79,651	—	79,651
Total liabilities	5,717,586	(109,160)	5,608,426
Commitments and contingencies
Shareholders’ equity:
Ordinary Shares, no par value; unlimited shares authorized at March 31, 2021 and December 31, 2020; 611,355,226 and 606,329,598 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	10,109,449	—	10,109,449
Treasury Shares, at cost; 6,325,860 and 6,325,860 at March 31, 2021 and December 31, 2020, respectively(2)	—	(196,038)	(196,038)
Accumulated other comprehensive income	523,359	(11,384)	511,975
Accumulated deficit(3)	(1,236,036)	(70,753)	(1,306,789)
Total shareholders’ equity	9,396,772	(278,175)	9,118,597
Total Liabilities and Shareholders’ Equity	$15,114,358	$(387,335)	$14,727,023

(1) Represents restricted cash acquired to fund fixed cash awards and certain taxes related to the phantom equity compensation plan as part of CPA Global acquisition accounting.
(2) Includes correction for 6,325,860 shares that were transferred from Leonard Green & Partners, L. P. to an Employee Benefit Trust established for the CPA Equity Plan that should have been excluded from the purchase price consideration in the amount of $196,038.
(3) In connection with Amendment No. 2, the Company concluded that expenses should have been recognized as share-based compensation charges over the vesting period from October 1, 2020 to October 1, 2021, with only a portion of the liability recorded as part of acquisition accounting as described in Note 2 - Basis of Presentation.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
(4) Separate from the CPA Global Equity Plan restatement in Amendment No 2, the Company has corrected the acquisition accounting understatement of deferred tax liabilities of $3,328 with an offset to goodwill relating to the CPA Global acquisition opening balance sheet on October 1, 2020, as well as an understatement of deferred tax liabilities of $1,936 with an offset to goodwill relating to the DRG acquisition opening balance sheet on February 28, 2020.

Consolidated Statements of Operations
	Three Months Ended March 31,
	2021
	As Originally Reported	Restatement Impacts	As Restated
Revenues, net	$428,430	$—	$428,430
Operating expenses:
Cost of revenues(1)	(138,741)	(9,134)	(147,875)
Selling, general and administrative costs(1)	(111,345)	(22,941)	(134,286)
Depreciation	(3,333)	—	(3,333)
Amortization	(128,321)	—	(128,321)
Restructuring and impairment(1)	(64,667)	(3,228)	(67,895)
Other operating income (expense), net	(16,230)	—	(16,230)
Total operating expenses	(462,637)	(35,303)	(497,940)
Loss from operations	(34,207)	(35,303)	(69,510)
Mark to market adjustment on financial instruments	51,215	—	51,215
Income (loss) before interest expense and income tax	17,008	(35,303)	(18,295)
Interest expense and amortization of debt discount, net	(37,393)	—	(37,393)
Loss before income tax	(20,385)	(35,303)	(55,688)
Provision for income taxes	(3,569)	3,306	(263)
Net loss	$(23,954)	$(31,997)	$(55,951)

Per share:
Basic and Diluted	$(0.04)	$(0.05)	$(0.09)

Weighted average shares used to compute earnings per share:
Basic and diluted	608,598,235	602,272,375	602,272,375

(1) Includes correction and recording of share-based compensation charges over the vesting period within the Selling, general and administrative and Cost of revenues line items as well as accelerated charges for involuntarily terminated participants within the Restructuring and impairment line item as described in Note 2 - Basis of Presentation.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

Consolidated Statements of Comprehensive Income (Loss)
	Three Months Ended March 31,
	2021
	As Originally Reported	Restatement Impacts	As Restated
Net loss	$(23,954)	$(31,997)	$(55,951)
Other comprehensive income (loss), net of tax:
Interest rate swaps	1,340	—	1,340
Defined benefit pension plans	(4)	—	(4)
Foreign currency translation adjustment	18,502	(245)	18,257
Total other comprehensive income (loss), net of tax	19,838	(245)	19,593
Comprehensive loss	$(4,116)	$(32,242)	$(36,358)

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

Consolidated Statements of Changes in Equity
	As Restated
	Share Capital		Treasury Shares		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020 (As Restated)	606,329,598	$9,989,284	6,325,860	$(196,038)	$492,382	$(1,250,838)	$9,034,790
Exercise of Private Placement Warrants	212,174	3,592	—	—	—	—	3,592
Exercise of stock options	835,917	5,074	—	—	—	—	5,074
Vesting of restricted stock units	15,958	—	—	—	—	—	—
Shares returned to the Company for net share settlements	(434,059)	(4,489)	—	—	—	—	(4,489)
Issuance of ordinary shares, net	4,395,638	105,509	—	—	—	—	105,509
Share-based award activity	—	10,479	—	—	—	—	10,479
Net loss	—	—	—	—	—	(55,951)	(55,951)
Other comprehensive income (loss)	—	—	—	—	19,593	—	19,593
Balance at March 31, 2021 (As Restated)	611,355,226	$10,109,449	6,325,860	$(196,038)	$511,975	$(1,306,789)	$9,118,597

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

Consolidated Statements of Cash Flows
	Three Months Ended March 31,
	2021
	As Originally Reported	Restatement Impacts	As Restated
Cash Flows From Operating Activities
Net loss	$(23,954)	$(31,997)	$(55,951)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	131,654	—	131,654
Bad debt expense	3,122	—	3,122
Deferred income tax benefit	162	1	163
Share-based compensation	10,479	(9,289)	1,190
Restructuring and impairment	40,984	(2,073)	38,911
Gain on foreign currency forward contracts	(1,023)	—	(1,023)
Mark to market adjustment on contingent and phantom shares	(27,680)	2,595	(25,085)
Mark to market adjustment on financial instruments	(51,215)	—	(51,215)
Loss on disposal of business	586	—	586
Deferred finance charges	2,332	—	2,332
Other operating activities	3,494	—	3,494
Changes in operating assets and liabilities:
Accounts receivable	44,221	—	44,221
Prepaid expenses	(7,170)	—	(7,170)
Other assets	(927)	—	(927)
Accounts payable	13,746	—	13,746
Accrued expenses and other current liabilities	(9,725)	38,807	29,082
Deferred revenues	65,988	—	65,988
Operating lease right of use assets	7,468	—	7,468
Operating lease liabilities	(25,666)	—	(25,666)
Other liabilities	(2,839)	1,956	(883)
Net cash provided by operating activities	174,037	—	174,037

Cash Flows From Investing Activities
Capital expenditures	(32,972)	—	(32,972)
Acquisitions, net of cash acquired	433	—	433
Net cash used in investing activities	(32,539)	—	(32,539)

Cash Flows From Financing Activities
Principal payments on term loan	(7,150)	—	(7,150)
Proceeds from stock options exercised	5,074	—	5,074
Payments related to tax withholding for stock-based compensation	(4,489)	—	(4,489)
Net cash (used in) provided by financing activities	(6,565)	—	(6,565)
Effects of exchange rates	8,578	—	8,578
Net increase in cash and cash equivalents, and restricted cash	143,511	—	143,511

Beginning of period:

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

Consolidated Statements of Cash Flows
	Three Months Ended March 31,
	2021
	As Originally Reported	Restatement Impacts	As Restated
Cash and cash equivalents	257,730	—	257,730
Restricted cash	11,278	3,400	14,678
Total cash and cash equivalents, and restricted cash, beginning of period	269,008	3,400	272,408
Cash and cash equivalents, and restricted cash, end of period	412,519	3,400	415,919

End of period:
Cash and cash equivalents	399,006	—	399,006
Restricted cash	13,513	3,400	16,913
Total cash and cash equivalents, and restricted cash, end of period	$412,519	$3,400	$415,919

Supplemental Cash Flow Information
Cash paid for interest	$27,334	$—	$27,334
Cash paid for income tax	$2,583	$—	$2,583
Capital expenditures included in accounts payable	$6,138	$—	$6,138

Non-Cash Financing Activities:
Shares issued as contingent stock consideration associated with the DRG acquisition	—	61,619	61,619
Shares issued as contingent stock consideration associated with the CPA Global acquisition	—	43,890	43,890
Total Non-Cash Financing Activities	—	105,509	105,509

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our Annual Report on Form 10-K as amended and the unaudited Condensed Consolidated Financial Statements, including the notes thereto, included elsewhere in this report. Certain statements in this section are forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations and intentions. Our future results and financial condition may differ materially from those we currently anticipate as a result of the factors we describe under Item 1A. Risk Factors. Certain income statement amounts discussed herein are presented on an actual and on a constant currency basis. We calculate constant currency by converting the non-U.S. dollar income statement balances for the most current year to U.S. dollars by applying the average exchange rates of the preceding year. Certain amounts that appear in this section may not sum due to rounding.
Restatement of Previously Issued Consolidated Financial Statements
As disclosed in our Form 10-K/A2, we have restated our previously issued consolidated financial statements contained in the Annual Report on Form 10-K. In addition, we have restated our previously issued condensed consolidated financial statements contained on this Form 10-Q/A. Refer to the “Explanatory Note” preceding Item 1, Financial Statements and Supplementary Data, for background on the restatement, the fiscal periods impacted, and other information.

We have also restated certain previously reported financial information at March 31, 2021 and December 31, 2020, as well as for the three month period ended March 31, 2021 and March 31, 2020 in this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including but not limited to information within the Results of Operations, Non-GAAP Financial Measures and Liquidity and Capital Resource sections.

See Note 25 - Restatement of Prior Period Financial Statements and Note 27 - Restatement of Previously Issued Financial Statements, in Item 1, Financial Statements (Unaudited), for additional information related to the restatement, including descriptions of the misstatements and the impacts to previously reported financial information.

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

Factors Affecting the Comparability of Our Results of Operations
There have been no material changes to the factors affecting the comparability of our results of operations associated with our business previously disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting the Comparability of Our Results of Operations section in our Annual Report on Form 10-K/A2, except as set forth below. The disclosures set forth below updates, and should be read together with, the disclosures in the Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting the Comparability of Our Results of Operations section, in our Annual Report on Form 10-K/A2.
Strategic Acquisitions

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
Acquisition of CPA Global
On October 1, 2020, we acquired 100% of the assets, liabilities and equity interests of CPA Global, a global leader in intellectual property software and tech-enabled services. Clarivate acquired all of the outstanding shares of CPA Global in a cash and stock transaction. The aggregate consideration in connection with the closing of the CPA Global acquisition was $8,541,118, net of $102,443 cash acquired, including an equity hold-back consideration of $46,485. The aggregate consideration was composed of (i) $6,565,477 from the issuance of up to 218,183,778 ordinary shares to Redtop Holdings Limited, a portfolio company of Leonard Green & Partners, L.P., representing approximately 35% pro forma fully diluted ownership of Clarivate and (ii) approximately $2,078,084 in cash to fund the repayment of CPA Global's parent company outstanding debt of $2,055,822 and related interest swap termination fee of $22,262. Of the 218,306,663 ordinary shares issuable in the acquisition, Clarivate issued 210,357,918 ordinary shares as of October 1, 2020, which is net of 6,325,860 ordinary shares that were transferred to a trust established to fund the CPA Global Phantom Equity Plan.
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

CPA Global Acquisition Integration and Optimization Program

During the fourth quarter of 2020, the Company approved restructuring actions designed to eliminate duplicative costs following the acquisition of CPA Global and to streamline our operations simplifying our organization and reducing our leasing portfolio. As a result of these actions, the company expects to record total pre-tax restructuring charges of approximately $134,113 for all phases of the program. Approximately $89,988 of costs have been incurred to date under the program and $44,125 are expected to be incurred in a future period. This estimate includes approximately $4,623 for severance related charges, approximately $33,261 of estimated maximum lease exit costs, assuming no sublease agreements are entered into, and $6,241 of other exit costs. To the extent vesting of awards were accelerated for colleagues that were

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
involuntarily terminated relating to the acquired CPA Global Phantom Equity Plan, the Company accounted for these as a modification and acceleration of share-based compensation charges of $3,228 within the Restructuring and impairment line item of the Consolidated Statement of Operations for the three months ended March 31, 2021.

During the three months ended March 31, 2021, and 2020, the Company recorded pre-tax charges of $67,093 and $0 recognized within Restructuring and impairment in the Condensed Consolidated Statements of Operations. These charges were composed of $21,792 and $0 of severance and related benefit costs, $287 and $0 of contract exit costs and legal and advisory fees, and $45,014 and $0 of lease impairment and location exit costs, respectively.

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

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
We monitor ACV because it represents a leading indicator of the potential subscription revenues that may be generated from our existing customer base over the upcoming 12-month period. Measurement of subscription revenues as a key operating metric is particularly relevant because a majority of our revenues are generated through subscription-based and re-occurring revenues, which accounted for 80.5% and 79.7% of our total revenues for the three months ended March 31, 2021 and 2020, respectively. We calculate and monitor ACV for each of our segments, and use the metric as part of our evaluation of our business and trends.
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

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
Results of Operations
The following table presents the results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Change 2021 vs. 2020
(in thousands, except percentages)	2021 (As Restated)(1)	2020 (As Restated)(2)	$	%
Revenues, net	$428,430	$240,592	$187,838	78.1%
Operating expenses:
Cost of revenues(1)	(147,875)	(82,682)	65,193	78.8%
Selling, general and administrative costs(1)	(134,286)	(133,055)	1,231	0.9%
Depreciation	(3,333)	(2,329)	1,004	43.1%
Amortization	(128,321)	(49,112)	79,209	N/M
Restructuring and impairment(1)	(67,895)	(7,754)	60,141	N/M
Other operating income (expense), net	(16,230)	6,032	(22,262)	N/M
Total operating expenses	(497,940)	(268,900)	229,040	85.2%
Loss from operations	(69,510)	(28,308)	41,202	N/M
Mark to market adjustment on financial instruments	51,215	(55,632)	106,847	N/M
Income (loss) before interest expense and income tax	(18,295)	(83,940)	65,645	78.2%
Interest expense and amortization of debt discount, net	(37,393)	(30,940)	6,453	20.9%
Loss before income tax	(55,688)	(114,880)	(59,192)	(51.5)%
Provision for income taxes	(263)	(14,753)	(14,490)	98.2%
Net loss	$(55,951)	$(129,633)	$(73,682)	(56.8)%
(1) The share-based compensation charges adjustments recorded within the Cost of revenues of $9,134, Selling, general and administrative costs of $22,941 and Restructuring and impairment of $3,228 in the As Restated 2021 column represent the correction and restatement per this Form 10-Q/A. See Note 27 - Restatement of Previously Issued Financial Statements, in Item 1, Financial Statements (Unaudited), for additional information related to the restatement of the Condensed Consolidated Financial Statements for the quarter ended March 31, 2021.
(2) The As Restated 2020 column includes adjustments pertaining to errors in the Private Placement Warrants that were initially issued by the SPAC. See Note 25 - Restatement of Prior Period Financial Statements, in Item 1, Financial Statements (Unaudited), for additional information related to the restatement of the Condensed Consolidated Financial Statements for the quarter ended March 31, 2020.

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

Cost of Revenues

Cost of revenues of $147,875 for the three months ended March 31, 2021, increased by $65,193, or 78.8%, from $82,682 for the three months ended March 31, 2020. On a constant currency basis, cost of revenues increased by $63,189, or 76.4%, primarily due to additional costs related to CPA Global Transaction and DRG Transaction, which were acquired in October and February 2020, offset by a decrease in costs associated with employee related costs and outside services including consulting fees, as well as the Techstreet Transaction in November 2020.
Selling, General and Administrative
Selling, general and administrative expense of $134,286 for the three months ended March 31, 2021, increased by $1,231, or 0.9%, from $133,055 for the three months ended March 31, 2020. On a constant currency basis, selling, general and administrative expense decreased by $532, or 0.4% primarily due to a reduction in transaction expenses associated with the DRG acquisition in Q1 of 2020, the Techstreet divestiture in Q4 2020, gain associated with the mark to market adjustment on contingent and phantom shares, and a reduction in employee related costs and outside services including consulting fees and marketing costs. The decrease was partially offset by increased costs associated with the DRG Transaction and CPA Global Transaction.
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
Restructuring and Impairment
Restructuring and impairment charges of $67,895 for the three months ended March 31, 2021, increased by $60,141 from $7,754 for the three months ended March 31, 2020. The increase is related to the acquisitions of DRG in February 2020 and CPA Global in October 2020, to streamline our operations by simplifying our organization and focusing on two segments, offset by the wind down of cost initiatives following our merger with Churchill Capital Corp in 2019.
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
Provision for Income Taxes
Provision for income taxes of $263 on a pre-tax book loss of $55,688 for the three months ended March 31, 2021, decreased by $14,490 from a provision of $14,753 on a pre-tax book loss of $114,880 for the three months ended March 31, 2020. The effective tax rate being 0.5% for the three months ended March 31, 2021, compared to 12.8% for the three months ended March 31, 2020. The overall decrease in tax expense is due to restructuring costs and the mix of taxing jurisdictions in which pre-tax profits and losses were recognized. The current year effective tax rate may not be indicative of our effective tax rates for future periods.

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
The following table presents our calculation of Adjusted EBITDA for the three months ended March 31, 2021 and 2020, and reconciles these measures to our Net loss for the same periods:

	Three Months Ended March 31,
(in thousands, except percentages)	2021 (As Restated)(8)	2020 (As Restated)(9)
Net loss	$(55,951)	$(129,633)
Provision for income taxes	263	14,753
Depreciation and amortization	131,654	51,441
Interest expense and amortization of debt discount, net	37,393	30,940
Transition services agreement costs(1)	—	1,551
Transition, transformation and integration expense(2)	46	2,228
Deferred revenues adjustment(3)	3,024	1,882
Transaction related costs(4)	(22,924)	26,689
Share-based compensation expense	39,020	17,469
Restructuring and impairment(5)	67,895	7,754
Mark to market adjustment on financial instruments(6)	(51,215)	55,632
Other(7)	15,628	(2,484)
Adjusted EBITDA	$164,833	$78,222
Adjusted EBITDA margin	38.2%	32.2%

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
(8)The 'As Restated' 2021 column represent the correction and restatement per this Form 10-Q/A relating to errors in the equity plan of CPA Global that were incorrectly included as part of the purchase accounting. See Note 27 - Restatement of Previously Issued Financial Statements, in Item 1, Financial Statements (Unaudited), for additional information related to the restatement of the Condensed Consolidated Financial Statements.
(9)The 'As Restated' 2020 column includes adjustments pertaining to errors in the Private Placement Warrants that were initially issued by the SPAC. See Note 25 - Restatement of Prior Period Financial Statements, in Item 1, Financial Statements (Unaudited), for additional information related to the restatement of the Condensed Consolidated Financial Statements.
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

Cash Flows

The following table discloses our consolidated cash flows provided by (used in) operating, investing and financing activities for the periods presented:

	Three Months Ended March 31,
(in thousands)	2021	2020
Net cash provided by operating activities	$174,037	$46,106
Net cash used in investing activities	(32,539)	(900,967)
Net cash provided by (used in) financing activities	(6,565)	1,091,606
Effect of exchange rates	8,578	(2,013)
Net increase in cash and cash equivalents, and restricted cash	143,511	234,732
Cash and cash equivalents, and restricted cash beginning of the year	272,408	76,139
Cash and cash equivalents, and restricted cash end of the period	$415,919	$310,871

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

Net cash provided by operating activities was $174,037 and $46,106 for the three months ended March 31, 2021 and 2020, respectively. The $174,037 of net cash provided by operating activities for the three months ended March 31, 2021 includes net loss of $55,951 offset with $104,129 of non-cash adjustments and changes in operating assets and liabilities of $125,859. The increase in operating cash flows was driven by year over year increases in earnings driven by increases in revenue, lower operating expenses and cash provided by acquired businesses related to DRG and CPA Global in 2020.

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

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
The following table reconciles Standalone Adjusted EBITDA to our Net loss for the periods presented:

	Twelve Months Ended March 31,
	2021 (As Restated)(11)	2020 (As Restated)(12)
(in thousands)
Net loss	$(276,943)	$(329,006)
Provision for income taxes	(17,188)	24,714
Depreciation and amortization	383,363	193,826
Interest, net	118,367	155,528
Transition services agreement costs(1)	(901)	6,759
Transition, transformation and integration expense(2)	1,258	24,140
Deferred revenues adjustment(3)	24,243	2,156
Transaction related costs(4)	49,673	62,633
Share-based compensation expense	92,023	65,676
Gain on sale of Techstreet	(28,140)	—
Restructuring and impairment(5)	116,279	23,424
Legal Settlement	—	(39,399)
Impairment on assets held for sale	—	18,431
Mark to market adjustment on financial instruments(6)	98,215	103,288
Other(7)	12,962	893
Adjusted EBITDA	573,211	313,063
Realized foreign exchange gain	868	(5,461)
DRG Adjusted EBITDA impact(8)	—	45,390
CPA Adjusted EBITDA impact(8)	137,612	—
IncoPat Adjusted EBITDA impact(8)	(231)	—
Hanlim Adjusted EBITDA impact(8)	254	—
Cost savings(9)	68,659	44,016
Excess standalone costs(10)	—	28,521
Standalone Adjusted EBITDA	$780,373	$425,529
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
(11)The As Restated 2021 column represent the correction and restatement per this Form 10-Q/A relating to errors in the equity plan of CPA Global that were incorrectly included as part of the purchase accounting. See Note 27 - Restatement of Previously Issued Financial Statements, in Item 1, Financial Statements (Unaudited), for additional information related to the restatement of the Condensed Consolidated Financial Statements for the quarter ended March 31, 2021.
(12)The As Restated'2020 column includes adjustments pertaining to errors in the Private Placement Warrants that were initially issued by the SPAC. See Note 25 - Restatement of Prior Period Financial Statements, in Item 1, Financial Statements (Unaudited), for additional information related to the restatement of the Condensed Consolidated Financial Statements for the quarter ended March 31, 2020.
The foregoing adjustments (8) and (9) are estimates and are not intended to represent pro forma adjustments presented within the guidance of Article 11 of Regulation S-X. Although we believe these estimates are reasonable, actual results may differ from these estimates, and any difference may be material. See “Cautionary Statement Regarding Forward-Looking Statements.”
Debt Profile
There have been no material changes to the debt profile associated with our business previously disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity section in our Annual Report on Form 10-K/A2, except as set forth below. The disclosures set forth below updates, and should be read together with, the disclosures in the Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity - Debt Profile section, in our Annual Report on Form 10-K/A2.
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

There have been no other material changes, outside of the ordinary course of business, to our contractual obligations as previously disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity - Contractual Obligations section, in our Annual Report on Form 10-K/A2.

Critical Accounting Policies, Estimates and Assumptions
There have been no material changes from the critical accounting policies, estimates, and assumptions previously disclosed in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies, Estimates and Assumptions” section in our Annual Report on Form 10-K/A2.
Recently Issued and Adopted Accounting Pronouncements
For recently issued and adopted accounting pronouncements, see "Item 1. Financial Statements and Supplementary Data - Notes to Condensed Consolidated Financial Statements - Note 3” within this Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For information regarding our exposure to certain market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” in the Form 10-K/A2.
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

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of March 31, 2021, due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed in the reports required to be filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified material weaknesses in our internal control over financial reporting related to: 1) the lack of an effectively designed control over the evaluation of settlement features used to determine the classification of warrant instruments, 2) the lack of an effectively designed control over the communication of modifications to pre-existing compensation agreements in an acquisition transaction between the legal function and the accounting function to ensure the accounting impact of the modifications could be evaluated, and (3) the lack of an effectively designed control that is designed with a sufficient level of precision to allow for an appropriate review of the tax balances associated with the opening balance sheet of acquired entities, as disclosed in our Form 10K/A2 for the fiscal year ended December 31, 2020.

Remediation Plan

Our remediation plan related to the first identified material weakness includes management designing a control at a sufficient level of precision over the evaluation of settlement features used to determine the classification of warrant instruments. Our remediation plan related to the second identified material weakness includes management designing a control to identify and communicate the inventory of pre-existing compensation agreements in an acquisition transaction to the accounting department, including bring down procedures to the transaction close date to ensure the inventory includes the current version of the agreements. Our remediation plan will also include bring down procedures each quarter through the measurement period. Our remediation plan related to the third identified material weakness includes management designing an enhanced control to operate periodically during the measurement periods to allow for an appropriate review of the tax balances associated with the opening balance sheet of acquired entities.

While we believe that the above actions will ultimately remediate the material weaknesses, we intend to continue to refine the controls and test their effectiveness for a sufficient period of time prior to reaching any determination as to whether the material weaknesses has been remediated.

Notwithstanding the identified material weaknesses, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A present fairly, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q/A that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes to the risk factors associated with our business as disclosed in Part I, Item 1A of our Form 10-K/A Amendment No 2.

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

Item 5. Other Information
None.

Item 6. Exhibits and Financial Statement Schedules
EXHIBIT INDEX

4.1**
First Supplemental Indenture, dated as of May 15, 2020, to the indenture dated as of October 31, 2019 among Camelot Finance S.A., as Issuer, the guarantors party thereto and Wilmington Trust, National Association, as trustee governing the 4.50% Senior Secured Notes due 2026

4.2**
Second Supplemental Indenture, dated as of March 30, 2021, to the indenture dated as of October 31, 2019 among Camelot Finance S.A., as Issuer, the guarantors party thereto and Wilmington Trust, National Association, as trustee governing the 4.50% Senior Secured Notes due 2026

31*	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following information from our Form 10-Q/A for the quarterly period ended March 31, 2021, formatted in Inline eXtensible Business Reporting Language: (i) Condensed Consolidated Statement of Comprehensive Income (unaudited), (ii) Condensed Consolidated Balance Sheet (unaudited), (iii) Condensed Consolidated Statement of Changes in Equity (unaudited), (iv) Condensed Consolidated Statement of Cash Flows (unaudited), and (v) the Notes to the Condensed Consolidated Financial Statements (unaudited).
104*	The cover page from the Company's Annual Report on Form 10-Q/A for the quarter ended March 31, 2021, formatted in Inline XBRL

*    Filed herewith.
**    Previously Filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of London, United Kingdom on February 3, 2022.

CLARIVATE PLC
By:	/s/ Jonathan Collins
Name: Jonathan Collins
Title: Executive Vice President & Chief Financial Officer