Form 10-Q/A
period 2021-06-30
CLARIVATE Plc
filed 2022-02-03
CIK 1764046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No.1)

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
The Company is filing this Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q for the period ended June 30, 2021, originally filed with the SEC on July 29, 2021 (“the Original Form 10-Q”, as amended by Amendment No. 1, the “Form 10-Q/A”), to restate our Condensed Consolidated Financial Statements and related footnote disclosures as of and for the three and six months ended June 30, 2021. Amendment No. 1 also amends certain other items in the Original Form 10-Q, as described in “Items Amended in this Form 10-Q/A" section below.
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
The errors corrected in 10-K Amendment No. 2 and such amended Form 10-Q filings related to the treatment under GAAP of an equity plan ("the CPA Global Equity Plan") included in the CPA Global business combination which was consummated on October 1, 2020 (“the CPA Global Transaction”). In the affected financial statements, certain awards made by CPA Global under such equity plan and related trust were incorrectly included as part of the acquisition accounting for the CPA Global Transaction. The Company concluded that the expenses associated with such equity plan should have been recognized as share-based compensation charges ranging from the vesting period of October 1, 2020 to October 1, 2021, with only a portion of the liability recorded as part of acquisition accounting.
This restatement reflected in this amendment resulted in the following changes:

Consolidated Statement of Operations

(in thousands, except per share data)	June 30, 2021
	3 months ended	6 months ended
Cost of revenues	$(13,092)	$(22,226)
Selling, general and administrative costs	(29,902)	(52,843)
Restructuring and impairment	(9,024)	(12,252)
Total operating expenses	(52,018)	(87,321)
Loss before interest expense and income tax	(52,018)	(87,321)
Loss before income tax	(52,018)	(87,321)
(Provision) benefit for income taxes	2,661	5,967
Net loss	(49,357)	(81,354)
Basic earnings per ordinary share	$(0.08)	$(0.13)
Diluted earnings per ordinary share	$(0.08)	$(0.13)
Consolidated Balance Sheet

(in thousands)	June 30, 2021
Restricted cash	$3,400
Prepaid expenses	—
Other current assets	(173,555)
Goodwill	(210,933)
Other non-current assets	(15,615)
Deferred income taxes	76
Total assets	(396,627)
Accrued expenses and other current liabilities	(60,260)
Other non-current liabilities	(12,659)
Deferred income taxes	4,895
Total liabilities	(68,024)
Treasury Shares	(196,038)
Accumulated other comprehensive income	(12,455)
Accumulated deficit	(120,110)
Total shareholders’ equity	(328,603)
Consolidated Statement of Comprehensive Income

(in thousands)	June 30, 2021
	3 months ended	6 months ended
Net loss	$(49,357)	$(81,354)
Foreign currency translation adjustment	(1,071)	(1,316)
Total other comprehensive income, net of tax	(1,071)	(1,316)
Comprehensive income	(50,428)	(82,670)

Consolidated Statement of Cash Flows

(in thousands)	June 30, 2021
6 months ended
Cash flows from operating activities
Net loss	$(81,354)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income tax benefit	1
Share-based compensation	(4,476)
Restructuring and impairment	(418)
Mark to market adjustment on phantom shares	1,711
Changes in operating assets and liabilities:
Other assets	—
Accrued expenses and other current liabilities	80,077
Other liabilities	4,459
Net cash provided by operating activities	—

Items Amended by this Form 10-Q/A
The portions of the Original Form 10-Q that have been revised to give effect to the restatement reflected in this amendment and matters related thereto are as follows:
•Part I, Item 1. Financial Statements (Unaudited)
•Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
•Part I, Item 4. Controls and Procedures
•Part II, Item 6. Exhibits
See Note 27 - Restatement of Previously Issued Financial Statements, in Item 1, Financial Statements (Unaudited), for additional information related to the restatement of the Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2021.
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
Control Considerations

In connection with the the restatement described in the Form 10-K/A2 and this Form 10-Q/A, management reassessed its conclusions regarding the effectiveness of the Company’s disclosure controls and procedures ("DC&P"). Management concluded that the Company’s DC&P were not effective as of June 30, 2021, due to additional material weaknesses related to, (1) the lack of an effectively designed control over the communication of modifications to pre-existing compensation agreements in an acquisition transaction between the legal function and the accounting function to ensure the accounting impact of the modifications could be evaluated, and (2) the lack of an effectively designed control with a sufficient level of precision to allow for an appropriate review of the tax balances associated with the opening balance sheet of acquired entities.
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

PART I. Financial Information

Item 1. Financial Statements and Supplementary Data
CLARIVATE PLC
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	June 30, 2021 (As Restated)	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$2,559,596	$257,730
Restricted cash	2,014,317	14,678
Accounts receivable, net of allowance of $7,918 and $8,745 at June 30, 2021 and December 31, 2020, respectively	628,134	737,733
Prepaid expenses	66,011	58,273
Other current assets	48,350	79,150
Total current assets	5,316,408	1,147,564
Property and equipment, net	27,805	36,267
Other intangible assets, net	7,197,319	7,370,350
Goodwill	6,104,617	6,042,964
Other non-current assets	26,530	31,334
Deferred income taxes	27,599	29,863
Operating lease right-of-use assets	54,965	132,356
Total Assets	$18,755,243	$14,790,698
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$86,970	$82,038
Accrued expenses and other current liabilities	551,003	569,682
Current portion of deferred revenues	664,901	707,318
Current portion of operating lease liability	29,143	35,455
Current portion of long-term debt	2,028,600	28,600
Total current liabilities	3,360,617	1,423,093
Long-term debt	3,443,927	3,457,900
Warrant liabilities	278,965	312,751
Non-current portion of deferred revenues	48,142	41,399
Other non-current liabilities	49,490	49,445
Deferred income taxes	343,554	366,996
Operating lease liabilities	69,072	104,324
Total liabilities	7,593,767	5,755,908
Commitments and contingencies
Shareholders’ equity:
Preferred Shares, no par value; 14,375,000 shares authorized; 5.25% Mandatory Convertible Preferred Shares, Series A, 14,375,000 and 0 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	1,393,222	—
Ordinary Shares, no par value; unlimited shares authorized at June 30, 2021 and December 31, 2020; 641,419,578 and 606,329,598 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	10,843,549	9,989,284
Treasury Shares, at cost; 6,325,860 and 6,325,860 at June 30, 2021 and December 31, 2020, respectively	(196,038)	(196,038)
Accumulated other comprehensive income	559,099	492,382
Accumulated deficit	(1,438,356)	(1,250,838)
Total shareholders’ equity	11,161,476	9,034,790
Total Liabilities and Shareholders’ Equity	$18,755,243	$14,790,698
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,
	2021 (As Restated)	2020 (As Restated)
Revenues, net	$445,645	$273,500
Operating expenses:
Cost of revenues	(149,699)	(92,379)
Selling, general and administrative costs	(179,716)	(103,665)
Depreciation	(3,253)	(2,904)
Amortization	(126,923)	(53,241)
Restructuring and impairment	(50,724)	(15,846)
Other operating income, net	900	8,781
Total operating expenses	(509,415)	(259,254)
(Loss) income from operations	(63,770)	14,246
Mark to market adjustment on financial instruments	(21,021)	(23,790)
Loss before interest expense and income tax	(84,791)	(9,544)
Interest expense and amortization of debt discount, net	(38,569)	(21,122)
Loss before income tax	(123,360)	(30,666)
(Provision) benefit for income taxes	(8,207)	5,385
Net loss	$(131,567)	$(25,281)

Per share:
Basic and diluted	$(0.22)	$(0.07)

Weighted average shares used to compute earnings per share:
Basic and diluted	611,093,882	375,877,260
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statement of Operations (Unaudited)
(In thousands, except share and per share data)

	Six Months Ended June 30,
	2021 (As Restated)	2020 (As Restated)
Revenues, net	$874,075	$514,092
Operating expenses:
Cost of revenues	(297,574)	(175,060)
Selling, general and administrative costs	(314,002)	(236,721)
Depreciation	(6,586)	(5,233)
Amortization	(255,244)	(102,353)
Restructuring and impairment	(118,619)	(23,600)
Other operating (expense) income, net	(15,330)	14,813
Total operating expenses	(1,007,355)	(528,154)
Loss from operations	(133,280)	(14,062)
Mark to market adjustment on financial instruments	30,194	(79,422)
Loss before interest expense and income tax	(103,086)	(93,484)
Interest expense and amortization of debt discount, net	(75,962)	(52,062)
Loss before income tax	(179,048)	(145,546)
Provision for income taxes	(8,470)	(9,368)
Net loss	$(187,518)	$(154,914)

Per share:
Basic and diluted	$(0.31)	$(0.43)

Weighted average shares used to compute earnings per share:
Basic and diluted	606,795,733	359,503,556
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)

	Three Months Ended June 30,
	2021 (As Restated)	2020 (As Restated)
Net loss	$(131,567)	$(25,281)
Other comprehensive income (loss), net of tax:
Interest rate swaps	211	(254)
Defined benefit pension plans	(4)	25
Foreign currency translation adjustment	46,917	(2,051)
Total other comprehensive income (loss), net of tax	47,124	(2,280)
Comprehensive loss	$(84,443)	$(27,561)

	Six Months Ended June 30,
	2021 (As Restated)	2020 (As Restated)
Net loss	$(187,518)	$(154,914)
Other comprehensive income (loss), net of tax:
Interest rate swaps	1,551	(3,144)
Defined benefit pension plans	(8)	(42)
Foreign currency translation adjustment	65,174	(7,564)
Total other comprehensive income (loss), net of tax	66,717	(10,750)
Comprehensive loss	$(120,801)	$(165,664)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(In thousands, except share data)

	Ordinary Shares		Preferred Shares		Treasury Shares		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	606,329,598	$9,989,284	—	—	6,325,860	$(196,038)	$492,382	$(1,250,838)	$9,034,790
Exercise of Private Placement Warrants	212,174	3,592	—	—	—	—	—	—	3,592
Exercise of stock options	835,917	5,074	—	—	—	—	—	—	5,074
Vesting of restricted stock units	15,958	—	—	—	—	—	—	—	—
Shares returned to the Company for net share settlements	(434,059)	(4,489)	—	—	—	—	—	—	(4,489)
Issuance of ordinary shares, net	4,395,638	105,509	—	—	—	—	—	—	105,509
Share-based award activity	—	10,479	—	—	—	—	—	—	10,479
Net loss	—	—	—	—	—	—	—	(55,951)	(55,951)
Other comprehensive income	—	—	—	—	—	—	19,593	—	19,593
Balance at March 31, 2021	611,355,226	$10,109,449	—	—	6,325,860	$(196,038)	$511,975	$(1,306,789)	$9,118,597
Exercise of Private Placement Warrants	—	—	—	—	—	—	—	—	—
Exercise of stock options	1,581,518	9,761	—	—	—	—	—	—	9,761
Vesting of restricted stock units	446,324	—	—	—	—	—	—	—	—
Shares returned to the Company for net share settlements	(809,644)	(17,245)	—	—	—	—	—	—	(17,245)
Issuance of ordinary shares, net	206,052,933	5,780,933	—	—	—	—	—	—	5,780,933
Repurchase of ordinary shares	—	—	—	—	(177,206,779)	(5,052,165)	—	—	(5,052,165)
Retirement of treasury shares	(177,206,779)	(5,052,165)	—	—	177,206,779	5,052,165	—	—	—
Share-based award activity	—	12,816	—	—	—	—	—	—	12,816
Issuance of preferred shares, net	—	—	14,375,000	1,393,222	—	—	—	—	1,393,222
Net loss (As Restated)	—	—	—	—	—	—	—	(131,567)	(131,567)
Other comprehensive income	—	—	—	—	—	—	47,124	—	47,124
Balance at June 30, 2021 (As Restated)	641,419,578	$10,843,549	14,375,000	$1,393,222	6,325,860	$(196,038)	$559,099	$(1,438,356)	$11,161,476

CLARIVATE PLC
Consolidated Statements of Changes in Equity
(In thousands, except share data)

	Ordinary Shares		Preferred Shares		Treasury Shares		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	306,874,115	$2,144,372	—	$—	—	$—	$(4,879)	$(890,894)	$1,248,599
Adjustment to opening Accumulated deficit related to adoption of ASC Topic 326	—	—	—	—	—	—	—	(9,319)	(9,319)
Exercise of public warrants	28,880,098	277,526	—	—	—	—	—	—	277,526
Exercise of stock options	3,715,455	1,182	—	—	—	—	—	—	1,182
Vesting of restricted stock units	169,842	—	—	—	—	—	—	—	—
Shares returned to the Company for net share settlements	(2,301,458)	(10,302)	—	—	—	—	—	—	(10,302)
Issuance of ordinary shares, net	27,600,000	539,714	—	—	—	—	—	—	539,714
Share-based award activity	—	16,384	—	—	—	—	—	—	16,384
Net loss (As Restated)	—	—	—	—	—	—	—	(129,633)	(129,633)
Other comprehensive loss	—	—	—	—	—	—	(8,470)	—	(8,470)
Balance at March 31, 2020	364,938,052	$2,968,876	—	$—	—	$—	$(13,349)	$(1,029,846)	$1,925,681
Exercise of stock options	3,723,332	—	—	—	—	—	—	—	—
Vesting of restricted stock units	2,528	—	—	—	—	—	—	—	—
Shares returned to the Company for net share settlements	(2,311,293)	(15,118)	—	—	—	—	—	—	(15,118)
Issuance of ordinary shares, net	20,982,500	304,030	—	—	—	—	—	—	304,030
Share-based award activity	—	4,322	—	—	—	—	—	—	4,322
Net loss (As Restated)	—	—	—	—	—	—	—	(25,281)	(25,281)
Other comprehensive loss	—	—	—	—	—	—	(2,280)	—	(2,280)
Balance at June 30, 2020 (As Restated)	387,335,119	$3,262,110	—	$—	—	$—	$(15,629)	$(1,055,127)	$2,191,354
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2021 (As Restated)	2020 (As Restated)
Cash Flows From Operating Activities
Net loss	$(187,518)	$(154,914)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	261,830	107,586
Bad debt expense	5,405	787
Deferred income tax benefit	(588)	(6,641)
Share-based compensation	18,819	20,824
Restructuring and impairment	69,625	4,771
Gain on foreign currency forward contracts	(1,912)	—
Mark to market adjustment on contingent and phantom shares	(25,085)	5,763
Mark to market adjustment on financial instruments	(30,194)	79,422
Deferred finance charges	4,716	2,072
Other operating activities	3,565	(8,963)
Changes in operating assets and liabilities:
Accounts receivable	108,677	93,036
Prepaid expenses	(7,946)	(6,693)
Other assets	51,875	58,218
Accounts payable	5,930	(5,851)
Accrued expenses and other current liabilities	49,586	(21,142)
Deferred revenues	(38,263)	(6,073)
Operating lease right of use assets	11,821	4,698
Operating lease liabilities	(40,259)	(5,439)
Other liabilities	1,582	(53,899)
Net cash provided by operating activities	261,666	107,562

Cash Flows From Investing Activities
Capital expenditures	(62,021)	(52,651)
Acquisitions, net of cash acquired	433	(885,323)
Acquisition of intangible assets	—	(5,982)
Proceeds from sale of product line, net of restricted cash	—	3,751
Net cash used in investing activities	(61,588)	(940,205)

Cash Flows From Financing Activities
Principal payments on term loan	(14,300)	(6,300)
Repayments of revolving credit facility	—	(65,000)
Payment of debt issuance costs	(4,389)	(5,267)
Contingent purchase price payment	—	(4,115)
Proceeds from issuance of debt	2,000,000	360,000
Proceeds from issuance of ordinary shares	728,768	843,766
Proceeds from issuance of preferred shares	1,393,222	—
Proceeds from warrant exercises	—	277,526
Proceeds from stock options exercised	14,835	1,182
Payments related to tax withholding for stock-based compensation	(21,734)	(25,538)
Net cash provided by financing activities	4,096,402	1,376,254
Effects of exchange rates	5,025	(9,218)
Net increase in cash and cash equivalents, and restricted cash	$4,301,505	$534,393

CLARIVATE PLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2021 (As Restated)	2020 (As Restated)
Beginning of period:
Cash and cash equivalents	$257,730	$76,130
Restricted cash	14,678	9
Total cash and cash equivalents, and restricted cash, beginning of period	272,408	76,139
Cash and cash equivalents, and restricted cash, end of period	4,573,913	610,532

End of period:
Cash and cash equivalents	2,559,596	608,522
Restricted cash	2,014,317	2,010
Total cash and cash equivalents, and restricted cash, end of period	$4,573,913	$610,532

Supplemental Cash Flow Information:
Cash paid for interest	$69,697	$42,187
Cash paid for income tax	$12,553	$8,028
Capital expenditures included in accounts payable	$3,848	$1,819

Non-Cash Financing Activities:
Shares issued to Capri Acquisition Topco Limited	$5,052,165	$—
Retirement of treasury shares	(5,052,165)	—
Shares issued as contingent stock consideration associated with the DRG acquisition	61,619	—
Shares issued as contingent stock consideration associated with the CPA Global acquisition	43,890	—
Total Non-Cash Financing Activities	$105,509	$—

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

As noted in the Explanatory Note, the Company has filed this Form 10-Q/A to amend our Quarterly Report on Form 10-Q for the period ended June 30, 2021, originally filed with the SEC on July 29, 2021 (the “Original Form 10-Q"), to restate our Condensed Consolidated Financial Statements and related footnote disclosures as of and for the three and six months ended June 30, 2021.

On December 22, 2021, the Company concluded that the financial statements previously issued as of and for the year ended December 31, 2020, and the quarterly periods ended March 31, 2021, June 30, 2021, and September 30, 2021, should no longer be relied upon because of an error in such financial statements, as is addressed in FASB ASC Topic 250.

The error relates to the treatment under U.S. GAAP relating to an equity plan and related trust included in the CPA Global business combination which was consummated on October 1, 2020 (“CPA Global Transaction”). In the affected financial statements, certain awards made by CPA Global under their equity plan were incorrectly included as part of the acquisition accounting for the CPA Global Transaction.

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

See Note 27 - Restatement of Previously Issued Financial Statements, in Item 1, Financial Statements (Unaudited), for additional information related to the restatement of the Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2021.

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
Unaudited pro forma information for the Company for the periods presented as if the acquisition had occurred January 1, 2019 is as follows:

	Three Months Ended June 30,
	2021	2020
Pro forma revenues, net	$445,645	$276,771
Pro forma net loss attributable to the Company's stockholders(1)	$(131,567)	$(21,865)

  (1) The Pro forma net loss attributable to the Company's stockholders for the three months ended June 30, 2021 and 2020 has been restated. See Note 27 - Restatement of Previously Issued Financial Statements and Note 25 - Restatement of Prior Period Financial Statements for more information, respectively.

	Six Months Ended June 30,
	2021	2020
Pro forma revenues, net	$874,075	$542,112
Pro forma net loss attributable to the Company's stockholders(1)	$(187,518)	$(141,935)

  (1) The Pro forma net loss attributable to the Company's stockholders for the six months ended June 30, 2021 and 2020 has been restated. See Note 27 - Restatement of Previously Issued Financial Statements and Note 25 - Restatement of Prior Period Financial Statements for more information, respectively.

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
The excess of the purchase price over the net tangible and intangible assets is recorded to Goodwill and primarily reflects the assembled workforce and expected synergies. Goodwill is not deductible for tax purposes. During the three and six months ended June 30, 2021, total transaction costs incurred in connection with the acquisition of CPA Global were $1,729 and $2,254, respectively.
The amount of Revenues, net and Net loss resulting from the acquisition that are attributable to the Company's stockholders and included in the Condensed Consolidated Statements of Operations and Comprehensive Loss were as follows:

Three months ended June 30, 2021
Revenues, net (1)	$156,628
Net loss attributable to the Company's stockholders (2)	$(45,290)

(1) Includes $1,347 of a deferred revenue haircut recognized during the three months ended June 30, 2021.
(2) The Net loss attributable to the Company's stockholders for the three months ended June 30, 2021 has been restated. See Note 27 - Restatement of Previously Issued Financial Statements for more information.

Six months ended June 30, 2021
Revenues, net (1)	$309,204
Net loss attributable to the Company's stockholders (2)	$(94,339)

(1) Includes $4,349 of a deferred revenue adjustment recognized during the six months ended June 30, 2021.
(2) The Net loss attributable to the Company's stockholders for the six months ended June 30, 2021 has been restated. See Note 27 - Restatement of Previously Issued Financial Statements for more information.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
The purchase price allocation for the CPA Global acquisition as of the close date of October 1, 2020 is preliminary and may change upon completion of the determination of the fair value of assets acquired and liabilities assumed. The following table summarizes the preliminary purchase price allocation for this acquisition:

Total
Accounts receivable	$378,863
Prepaid expenses	27,595
Other current assets	38,086
Property and equipment, net	12,288
Other intangible assets	4,920,317
Deferred income taxes	19,310
Other non-current assets	7,280
Operating lease right-of-use assets	30,649
Total assets	$5,434,388
Accounts payable	53,501
Accrued expenses and other current liabilities	294,309
Current portion of deferred revenue	179,619
Current portion of operating lease liabilities	7,738
Non-current portion of deferred revenue	16,786
Deferred income taxes(2)	290,576
Other non-current liabilities	24,307
Operating lease liabilities	23,615
Total liabilities	890,451
Fair value of acquired identifiable assets and liabilities	$4,543,937

Purchase price, net of cash(1)	$8,541,118
Less: Fair value of acquired identifiable assets and liabilities	4,543,937
Goodwill	$3,997,181

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

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
The Company evaluates long-lived assets for indicators of impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company considers a triggering event to have occurred upon exiting a facility if the expected undiscounted cash flows for the sublease period are less than the carrying value of the assets group. An impairment charge is recorded in the excess of each operating lease right-of-use asset's carrying amount over its estimated fair value. In connection with the Company's digital workplace transformation initiative to enable colleagues to work remotely, the Company ceased the use of select leased sites during the six months ended June 30, 2021. As a result, the Company recorded a non-cash impairment charge to Restructuring and impairment within the Condensed Consolidated Statement of Operations based on the estimate of future recoverable cash flows of $28,641 and $4,771 for the three months ended June 30, 2021, and 2020, respectively, and $69,625 and $4,771 for the six months ended June 30, 2021, and 2020, respectively. As part of the impairment charge, the carrying value of the Operating lease right of use asset was reduced by $69,625, which are non-cash charges. Additionally, the Company incurred $0 and $137 in lease termination fees during the three months ended June 30, 2021, and 2020, respectively, and $3,104 and $137 during the six months ended June 30, 2021, and 2020, respectively. See Note 24 - Restructuring and Impairment and Note 26 - Subsequent Events for further information.

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

Goodwill
The change in the carrying amount of goodwill is shown below:

	Science Segment	Intellectual Property Segment (As Restated)	Consolidated Total (As Restated)
Balance as of December 31, 2019	$909,937	$418,108	$1,328,045
Acquisition	499,199	4,002,695	4,501,894
Divestiture	—	(9,129)	(9,129)
Impact of foreign currency fluctuations and other	607	221,547	222,154
Balance as of December 31, 2020	$1,409,743	$4,633,221	$6,042,964
Acquisition(1)	—	37,957	37,957
Impact of foreign currency fluctuations and other	(148)	23,844	23,696
Balance as of June 30, 2021	$1,409,595	$4,695,022	$6,104,617
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

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
The following table provides a summary of the Company’s assets and liabilities that were recognized at fair value on a recurring basis as at June 30, 2021 and December 31, 2020:

	June 30, 2021
	Level 1	Level 2 (As Restated)	Level 3	Total Fair Value (As Restated)
Assets
Forward contracts asset	$—	$324	$—	$324
	—	324	—	324
Liabilities
Warrant liability	—	—	278,965	278,965
Employee phantom share liability - current	—	138,903	—	138,903
Employee phantom share liability - non-current	—	4,852	—	4,852
Forward contracts liability	—	3,959	—	3,959
Interest rate swap liability	—	3,084	—	3,084
Total	$—	$150,798	$278,965	$429,763

	December 31, 2020
	Level 1	Level 2 (As Restated)	Level 3	Total Fair Value (As Restated)
Assets
Forward contracts asset	$—	$8,574	$—	$8,574
Employee phantom share receivable asset	—	—	—	—
	—	8,574	—	8,574
Liabilities
Warrant liability	—	—	312,751	312,751
Employee phantom share liability - current	—	57,752	—	57,752
Employee phantom share liability - non-current	—	393	—	393
Forward contracts liability	—	106	—	106
Interest rate swap liability	—	5,159	—	5,159
Contingent stock liability	—	130,594	—	130,594
Total	$—	$194,004	$312,751	$506,755

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
Right of Use Asset — The guidance in ASC 360-10 requires three steps to identify, recognize and measure the impairment of a long-lived asset (asset group) to be held and used. The Company evaluates whether there are indicators of impairment present (i.e., whether there are any events or changes in circumstances that indicate that the carrying amount of the long-lived asset (group) might not be recoverable, including the ceased use of the leased property). The Company performs tests for recoverability and if indicators of impairment are present, the Company perform a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the long-lived asset (asset group) in question to the carrying amount of the long-lived asset (asset group). If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of the long-lived asset (asset group), the Company determines the fair value of the long-lived asset (asset group) and recognizes an impairment loss if the carrying amount of the long-lived asset (asset group) exceeds its fair value. For the six months ended June 30, 2021, an impairment charge was recorded where the carrying value of the operating lease right of use asset was reduced by $69,625, which are non-cash charges. Additionally, the Company incurred $0 and $137 in lease termination fees during the three months ended June 30, 2021 and 2020, respectively, and $3,104 and $137 during the six months ended June 30, 2021 and 2020, respectively. Fair value assumptions including sublease probabilities and the present value factor were used in the impairment calculation.

Note 12: Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities, consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021 (As Restated)	December 31, 2020 (As Restated)
Employee phantom share plan liability (1)	$138,903	$57,752
Contingent stock liability(2)	—	130,594
Employee related accruals(3)	78,962	98,481
Accrued professional fees(4)	61,225	67,628
Accrued legal liability(5)	65,800	—
Tax related accruals (6)	29,949	45,119
Other accrued expenses and other current liabilities(7)	176,164	170,108
Total accrued expenses and other current liabilities	$551,003	$569,682

(1)See Note 4 - Business Combinations, Note 11 - Fair Value Measurements, Note 17 - Employment and Compensation Arrangements, and Note 27 - Restatement of Previously Issued Financial Statements for further information with respect to the employee phantom share plan liabilities.
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
In June 2019, the Company formed the 2019 Incentive Award Plan under which employees of the Company may be eligible to purchase shares of the Company. See Note 17 - Employment and Compensation Arrangements for additional detail related to the 2019 Incentive Award Plan. In exchange for each share subscription purchased, the purchaser is entitled to a fully vested right to an ordinary share. At June 30, 2021 there were unlimited shares of ordinary stock authorized, and 641,419,578 shares issued and outstanding, with a par value of $0.00. The Company held 6,325,860 shares as treasury shares as of June 30, 2021 and December 31, 2020. The Company’s ordinary stockholders are entitled to one vote per share.
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
Total share-based compensation expense, inclusive of cash and non-cash expense, included in the Consolidated Statements of Operations amounted to $58,138 and $6,856 for the three months ended June 30, 2021 and 2020, respectively, and $97,158 and $24,325 for the six months ended June 30, 2021 and 2020, respectively. The total associated tax benefits recognized amounted to $4,435 and $2,791 for the three months ended June 30, 2021 and 2020, respectively, and $5,835 and $2,793 for the six months ended June 30, 2021 and 2020, respectively.
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

Given the nature of the lock up periods and the retentive element to the awards for the benefit of Clarivate, post acquisition share-based compensation charges of $43,879 and $73,358 were recorded within the Cost of revenues and Selling, general and administrative costs line items of the Consolidated Statement of Operations for the three and six months ended June 30, 2021. To the extent vesting of awards were accelerated for colleagues whose employment was involuntarily terminated, the Company accounted for these as a modification and acceleration of share-based compensation charges of $9,024 and $12,252 for the three and six months ended June 30, 2021 within the Restructuring and impairment line item of the Consolidated Statement of Operations.

Note 18: Income Taxes
During the three months ended June 30, 2021 and 2020, the Company recognized an income tax provision of $8,207 on loss before income tax of $123,360 and a benefit of $5,385 on loss before income tax of $30,666, respectively. During the six months ended June 30, 2021 and 2020, the Company recognized an income tax provision of $8,470 on loss before income tax of $179,048 and $9,368 on loss before income tax of $145,546, respectively. The tax provision in each period three and six months ended June 30, 2021 and 2020, respectively, reflects the mix of taxing jurisdictions in which pre-tax profits and losses were recognized.

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
The basic and diluted EPS computations for our ordinary stock are calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,
	2021 (As Restated)	2020 (As Restated)
Basic/Diluted EPS
Loss available to ordinary stockholders	$(131,567)	$(25,281)

Basic and diluted weighted-average number of ordinary shares outstanding	611,093,882	375,877,260
Basic and diluted EPS	$(0.22)	$(0.07)

	Six Months Ended June 30,
	2021 (As Restated)	2020 (As Restated)
Basic/Diluted EPS
Loss available to ordinary stockholders	$(187,518)	$(154,914)

Basic and diluted weighted-average number of ordinary shares outstanding	606,795,733	359,503,556
Basic and diluted EPS	$(0.31)	$(0.43)

Note 20: Other Operating Income (Expense), Net

Other operating income (expense), net, consisted of the following for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020
Net foreign exchange gain	$168	$8,032
Miscellaneous income, net	732	749
Other operating income	$900	$8,781

	Six Months Ended June 30,
	2021	2020
Net foreign exchange (loss) gain	$(15,813)	$13,895
Miscellaneous income, net	483	918
Other operating (expense) income, net	$(15,330)	$14,813

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
Each of the Company’s reportable segments, Science Group and Intellectual Property Group, recognizes revenue in accordance with the revenue recognition policy within Note 3 - Summary of Significant Accounting Policies in the Company's Form 10-K/A2. Below is the overview of the product lines within each reportable segment.

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
Adjusted EBITDA by segment

The following table presents segment profitability and a reconciliation to net income for the periods indicated:

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

	Three Months Ended June 30,
	2021 (As Restated)	2020 (As Restated)
Science Segment Adjusted EBITDA	$100,754	$79,287
Intellectual Property Segment Adjusted EBITDA	88,232	20,832
Total Adjusted EBITDA	$188,986	$100,119
(Provision) benefit for income taxes	(8,207)	5,385
Depreciation and amortization	(130,176)	(56,145)
Interest, net	(38,569)	(21,122)
Deferred revenues adjustment	(1,369)	(3,432)
Transaction related costs	(13,906)	(8,527)
Share-based compensation expense	(58,138)	(6,856)
Restructuring and impairment	(50,724)	(15,846)
Mark to market adjustment on financial instruments	(21,021)	(23,790)
Other	1,557	4,933
Net income attributable to Clarivate	$(131,567)	$(25,281)

	Six Months Ended June 30,
	2021 (As Restated)	2020 (As Restated)
Science Segment Adjusted EBITDA	$191,348	$143,241
Intellectual Property Segment Adjusted EBITDA	162,471	35,100
Total Adjusted EBITDA	$353,819	$178,341
Provision for income taxes	(8,470)	(9,368)
Depreciation and amortization	(261,830)	(107,586)
Interest, net	(75,962)	(52,062)
Deferred revenues adjustment	(4,393)	(5,314)
Transaction related costs	9,018	(35,216)
Share-based compensation expense	(97,158)	(24,325)
Restructuring and impairment	(118,619)	(23,600)
Mark to market adjustment on financial instruments	30,194	(79,422)
Other	(14,117)	3,638
Net income attributable to Clarivate	$(187,518)	$(154,914)

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
CPA Global Acquisition Integration and Optimization Program
During the fourth quarter of 2020, the Company approved restructuring actions designed to eliminate duplicative costs following the acquisition of CPA Global and to streamline our operations simplifying our organization and reducing our leasing portfolio. Restructuring charges included actions to reduce operational costs. Components of the pre-tax charges include $23,006 and $0 in severance costs and $24,233 and $0 in other costs incurred during the three months ended June 30, 2021 and 2020, respectively. Costs incurred during the six months ended June 30, 2021 and 2020 include $44,798 and $0 in severance costs and $69,640 and $0 in other costs. The Science and IP segments incurred $13,416 and $24,799 of the expense, respectively, during the three months ended June 30, 2021 and $36,212 and $65,974 during the six months ended June 30, 2021. The table below summarizes the activity related to the restructuring reserves across each of Clarivate's cost-saving's programs.
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

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

Restructuring Programs	Severance and Related Benefit Costs (As Restated)	Costs Associated with Exit and Disposal Costs (1)	Total (As Restated)
Reserve Balance as of December 31, 2019	$9,506	$—	$9,506
Expenses recorded	6,574	1,180	7,754
Payments made	(6,647)	—	(6,647)
Reserve Balance as of March 31, 2020	9,433	1,180	10,613
Expenses recorded	8,177	7,669	15,846
Payments made	(5,549)	(199)	(5,748)
Asset Impairment Charge	—	(4,908)	(4,908)
Reserve Balance as of June 30, 2020	$12,061	$3,742	$15,803

Reserve Balance as of December 31, 2020	$25,712	$4,475	$30,187
Expenses recorded(2)	22,236	45,659	67,895
Payments made	(15,926)	(1,111)	(17,037)
Asset Impairment Charge	(1,409)	(40,806)	(42,215)
Reserve Balance as of March 31, 2021	$30,613	$8,217	$38,830
Expenses recorded(2)	26,257	24,467	50,724
Payments made	(10,686)	(2,196)	(12,882)
Asset Impairment Charge	—	(20,584)	(20,584)
Reserve Balance as of June 30, 2021	$46,184	$9,904	$56,088
(1) Relates primary to lease exit costs and legal and advisory fees.
 (2) Expenses include the acceleration of phantom equity awards under the CPA Global Equity Plan that were held by employees whose employment was involuntarily terminated. These expenses will be paid in cash and are accounted for as a liability award. See Note 2 - Basis of Presentation for more information.

The following table is a summary of charges incurred related to the Company's restructuring programs for the three and six months ended June 30, 2021 and 2020.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

	Three Months Ended June 30,
	2021 (As Restated)	2020
Severance and related benefit costs(1)	$26,257	$8,177
Costs associated with exit and disposal activities (2)	1,791	2,761
Costs associated with lease exit costs including impairment(3)	22,676	4,908
Total restructuring and impairment	$50,724	$15,846

	Six Months Ended June 30,
	2021 (As Restated)	2020
Severance and related benefit costs(1)	$48,493	$14,750
Costs associated with exit and disposal activities (2)	2,233	3,942
Costs associated with lease exit costs including impairment (3)	67,893	4,908
Total restructuring and impairment	$118,619	$23,600
 (1) Expenses include the acceleration of phantom equity awards under the CPA Global Equity Plan that were held by employees whose employment was involuntarily terminated. These expenses will be paid in cash and are accounted for as a liability award. See Note 2 - Basis of Presentation for more information.

(2) Relates primarily to contract exit costs, legal and advisory fees.
(3) Relates primary to lease exit costs.

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

The Company is filing this Amendment No. 1 ("Amendment No.1") to its Quarterly Report on Form 10-Q for the period ended June 30, 2021, filed with the SEC on July 29, 2021 (the “Original Form 10-Q"), to restate our Condensed Consolidated Financial Statements and related footnote disclosures as of and for the three and six months ended June 30, 2021. See Note 27 - Restatement of Previously Issued Financial Statements, for additional information related to the restatement, including descriptions of the misstatements and the impacts to previously reported financial information.

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
(c) The correction of these misstatements include the mark to market adjustment on financial instruments. The correction of these misstatements resulted in an adjustment of $23,790 and $79,422 for the three and six months ended June 30, 2020, respectively, that was recorded through the Statement of Operations, increasing the Net (loss).

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
(1) "Accrued expenses and other current liabilities" of $15,379 has been updated to $21,142, which represents a change of $5,763. This amount has been reclassified to "Mark to market adjustment on contingent and phantom shares" in order to conform to the current financial statement line items presented on the Interim Condensed Consolidated Statement of Cash Flows (Unaudited).

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

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
Note 27: Restatement of Previously Issued Financial Statements

As disclosed in the 10-K Amendment No. 2 filed with the SEC on February 3, 2022, the Company identified certain errors in its historical annual Consolidated Financial Statements related to the accounting treatment of certain awards made by CPA Global under the CPA Global Phantom Equity Plan that were incorrectly included as part of the acquisition accounting for the CPA Global Transaction. For the majority of these awards, the Company concluded that expenses should have been recognized as share-based compensation charges over the vesting period from October 1, 2020 to October 1, 2021 with only a portion of the liability recorded as part of acquisition accounting. The Company concluded that the financial statements previously issued as of and for the year ended December 31, 2020, and the quarterly period ended December 31, 2020 were misstated.

We also concluded that the impact was material to the Company’s financial statements prepared according to U.S. GAAP. As such, the restated unaudited Consolidated Financial Statements for the quarterly period ended June 30, 2021, are defined as the “Restated Periods."
This Note 27 to the Company’s Consolidated Financial Statements discloses the restatement impact on the originally reported financial statements for the quarterly period ended June 30, 2021 and the nature of the associated adjustments. The corrections included in the Condensed Consolidated Financial Statements contained herein are further described below.
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

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

Consolidated Balance Sheets
	As of June 30,
	2021
	As Originally Reported	Restatement Impacts	As Restated
Assets
Current assets:
Cash and cash equivalents	$2,559,596	$—	$2,559,596
Restricted cash(1)	2,010,917	3,400	2,014,317
Accounts receivable, net of allowance of $7,918 and $8,745 at June 30, 2021 and December 31, 2020, respectively	628,134	—	628,134
Prepaid expenses	66,011	—	66,011
Other current assets(2)	221,905	(173,555)	48,350
Total current assets	5,486,563	(170,155)	5,316,408
Property and equipment, net	27,805	—	27,805
Other intangible assets, net	7,197,319	—	7,197,319
Goodwill(3)	6,315,550	(210,933)	6,104,617
Other non-current assets(2)	42,145	(15,615)	26,530
Deferred income taxes	27,523	76	27,599
Operating lease right-of-use assets	54,965	—	54,965
Total Assets	$19,151,870	$(396,627)	$18,755,243

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$86,970	$—	$86,970
Accrued expenses and other current liabilities(3)	611,263	(60,260)	551,003
Current portion of deferred revenues	664,901	—	664,901
Current portion of operating lease liability	29,143	—	29,143
Current portion of long-term debt	2,028,600	—	2,028,600
Total current liabilities	3,420,877	(60,260)	3,360,617
Long-term debt	3,443,927	—	3,443,927
Warrant liabilities	278,965	—	278,965
Non-current portion of deferred revenues	48,142	—	48,142
Other non-current liabilities(3)	62,149	(12,659)	49,490
Deferred income taxes(4)	338,659	4,895	343,554
Operating lease liabilities	69,072	—	69,072
Total liabilities	7,661,791	(68,024)	7,593,767
Commitments and contingencies
Shareholders’ equity:
Preferred Shares, no par value; 14,375,000 shares authorized; 5.25% Mandatory Convertible Preferred Shares, Series A, 14,375,000 and 0 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	1,393,222	—	1,393,222
Ordinary Shares, no par value; unlimited shares authorized at June 30, 2021 and December 31, 2020; 641,419,578 and 606,329,598 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	10,843,549	—	10,843,549
Treasury Shares, at cost; 6,325,860 and 6,325,860 at June 30, 2021 and December 31, 2020, respectively(2)	—	(196,038)	(196,038)
Accumulated other comprehensive income	571,554	(12,455)	559,099
Accumulated deficit	(1,318,246)	(120,110)	(1,438,356)
Total shareholders’ equity	11,490,079	(328,603)	11,161,476
Total Liabilities and Shareholders’ Equity	$19,151,870	$(396,627)	$18,755,243

(1) Represents restricted cash acquired to fund fixed cash awards and certain taxes related to the phantom equity compensation plan as part of CPA Global acquisition accounting.
(2) Includes correction of 6,325,860 shares that were transferred from Leonard Green & Partners, L. P. to an Employee Benefit Trust established for the CPA Equity Plan that should have been excluded from the purchase price consideration in the amount of $196,038.

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

Consolidated Statements of Operations
	Three Months Ended June 30,
	2021
	As Originally Reported	Restatement Impacts	As Restated
Revenues, net	$445,645	$—	$445,645
Operating expenses:
Cost of revenues(1)	(136,607)	(13,092)	(149,699)
Selling, general and administrative costs(1)	(149,814)	(29,902)	(179,716)
Depreciation	(3,253)	—	(3,253)
Amortization	(126,923)	—	(126,923)
Restructuring and impairment(1)	(41,700)	(9,024)	(50,724)
Other operating income, net	900	—	900
Total operating expenses	(457,397)	(52,018)	(509,415)
(Loss) income from operations	(11,752)	(52,018)	(63,770)
Mark to market adjustment on financial instruments	(21,021)	—	(21,021)
Loss before interest expense and income tax	(32,773)	(52,018)	(84,791)
Interest expense and amortization of debt discount, net	(38,569)	—	(38,569)
Loss before income tax	(71,342)	(52,018)	(123,360)
(Provision) benefit for income taxes	(10,868)	2,661	(8,207)
Net loss	$(82,210)	$(49,357)	$(131,567)

Basic	$(0.13)	$(0.08)	$(0.22)
Diluted	$(0.13)	$(0.08)	$(0.22)

Weighted average shares used to compute earnings per share:
Basic and diluted	617,419,742	611,093,882	611,093,882
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

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

Consolidated Statements of Operations
	Six Months Ended June 30,
	2021
	As Originally Reported	Restatement Impacts	As Restated
Revenues, net	$874,075	$—	$874,075
Operating expenses:
Cost of revenues(1)	(275,348)	(22,226)	(297,574)
Selling, general and administrative costs(1)	(261,159)	(52,843)	(314,002)
Depreciation	(6,586)	—	(6,586)
Amortization	(255,244)	—	(255,244)
Restructuring and impairment(1)	(106,367)	(12,252)	(118,619)
Other operating income, net	(15,330)	—	(15,330)
Total operating expenses	(920,034)	(87,321)	(1,007,355)
(Loss) income from operations	(45,959)	(87,321)	(133,280)
Mark to market adjustment on financial instruments	30,194	—	30,194
Loss before interest expense and income tax	(15,765)	(87,321)	(103,086)
Interest expense and amortization of debt discount, net	(75,962)	—	(75,962)
Loss before income tax	(91,727)	(87,321)	(179,048)
(Provision) benefit for income taxes	(14,437)	5,967	(8,470)
Net loss	$(106,164)	$(81,354)	$(187,518)

Basic	$(0.17)	$(0.13)	$(0.31)
Diluted	$(0.17)	$(0.13)	$(0.31)

Weighted average shares used to compute earnings per share:
Basic and diluted	613,121,593	606,795,733	606,795,733
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

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

Consolidated Statements of Comprehensive Income (Loss)
	Three Months Ended June 30,
	2021
	As Originally Reported	Restatement Impacts	As Restated
Net loss	$(82,210)	$(49,357)	$(131,567)
Other comprehensive income (loss), net of tax:
Interest rate swaps	211	—	211
Defined benefit pension plans	(4)	—	(4)
Foreign currency translation adjustment	47,988	(1,071)	46,917
Total other comprehensive income (loss), net of tax	48,195	(1,071)	47,124
Comprehensive loss	$(34,015)	$(50,428)	$(84,443)

Consolidated Statements of Comprehensive Income (Loss)
	Six Months Ended June 30,
	2021
	As Originally Reported	Restatement Impacts	As Restated
Net loss	$(106,164)	$(81,354)	$(187,518)
Other comprehensive income (loss), net of tax:
Interest rate swaps	1,551	—	1,551
Defined benefit pension plans	(8)	—	(8)
Foreign currency translation adjustment	66,490	(1,316)	65,174
Total other comprehensive income (loss), net of tax	68,033	(1,316)	66,717
Comprehensive loss	$(38,131)	$(82,670)	$(120,801)

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

Consolidated Statements of Changes in Equity
	As Restated
	Ordinary Shares		Preferred Shares		Treasury Shares		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	606,329,598	$9,989,284	—	$—	6,325,860	$(196,038)	$492,382	$(1,250,838)	$9,034,790
Exercise of Private Placement Warrants	212,174	3,592	—	—	—	—	—	—	3,592
Exercise of stock options	835,917	5,074	—	—	—	—	—	—	5,074
Vesting of restricted stock units	15,958	—	—	—	—	—	—	—	—
Shares returned to the Company for net share settlements	(434,059)	(4,489)	—	—	—	—	—	—	(4,489)
Issuance of ordinary shares, net	4,395,638	105,509	—	—	—	—	—	—	105,509
Share-based award activity	—	10,479	—	—	—	—	—	—	10,479
Net loss (As Restated)	—	—	—	—	—	—	—	(55,951)	(55,951)
Other comprehensive income	—	—	—	—	—	—	19,593	—	19,593
Balance at March 31, 2021	611,355,226	$10,109,449	—	$—	6,325,860	$(196,038)	$511,975	$(1,306,789)	$9,118,597
Exercise of Private Placement Warrants	—	—	—	—	—	—	—	—	—
Exercise of stock options	1,581,518	9,761	—	—	—	—	—	—	9,761
Vesting of restricted stock units	446,324	—	—	—	—	—	—	—	—
Shares returned to the Company for net share settlements	(809,644)	(17,245)	—	—	—	—	—	—	(17,245)
Issuance of ordinary shares, net	206,052,933	5,780,933	—	—	—	—	—	—	5,780,933
Repurchase of ordinary shares	—	—	—	—	(177,206,779)	(5,052,165)	—	—	(5,052,165)
Retirement of treasury shares	(177,206,779)	(5,052,165)	—	—	177,206,779	5,052,165	—	—	—
Share-based award activity	—	12,816	—	—	—	—	—	—	12,816
Issuance of preferred shares, net	—	—	14,375,000	1,393,222	—	—	—	—	1,393,222
Net loss (As Restated)	—	—	—	—	—	—	—	(131,567)	(131,567)
Other comprehensive income	—	—	—	—	—	—	47,124	—	47,124
Balance at June 30, 2021 (As Restated)	641,419,578	$10,843,549	14,375,000	$1,393,222	6,325,860	$(196,038)	$559,099	$(1,438,356)	$11,161,476

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2021
	As Originally Reported	Restatement Impacts	As Restated
Cash Flows From Operating Activities
Net loss	$(106,164)	$(81,354)	$(187,518)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	261,830	—	261,830
Bad debt expense	5,405	—	5,405
Deferred income tax benefit	(589)	1	(588)
Share-based compensation	23,295	(4,476)	18,819
Restructuring and impairment	70,043	(418)	69,625
Gain on foreign currency forward contracts	(1,912)	—	(1,912)
Mark to market adjustment on contingent and phantom shares	(26,796)	1,711	(25,085)
Mark to market adjustment on financial instruments	(30,194)	—	(30,194)
Deferred finance charges	4,716	—	4,716
Other operating activities	3,565	—	3,565
Changes in operating assets and liabilities:
Accounts receivable	108,677	—	108,677
Prepaid expenses	(7,946)	—	(7,946)
Other assets	51,875	—	51,875
Accounts payable	5,930	—	5,930
Accrued expenses and other current liabilities	(30,491)	80,077	49,586
Deferred revenues	(38,263)	—	(38,263)
Operating lease right of use assets	11,821	—	11,821
Operating lease liabilities	(40,259)	—	(40,259)
Other liabilities	(2,877)	4,459	1,582
Net cash provided by operating activities	261,666	—	261,666

Cash Flows From Investing Activities
Capital expenditures	(62,021)	—	(62,021)
Acquisitions, net of cash acquired	433	—	433
Net cash used in investing activities	(61,588)	—	(61,588)

Cash Flows From Financing Activities
Principal payments on term loan	(14,300)	—	(14,300)
Payment of debt issuance costs	(4,389)	—	(4,389)
Proceeds from issuance of debt	2,000,000	—	2,000,000
Proceeds from issuance of ordinary shares	728,768	—	728,768
Proceeds from issuance of preferred shares	1,393,222	—	1,393,222
Proceeds from stock options exercised	14,835	—	14,835
Payments related to tax withholding for stock-based compensation	(21,734)	—	(21,734)

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

	Six Months Ended June 30,
	2021
	As Originally Reported	Restatement Impacts	As Restated
Net cash provided by financing activities	4,096,402	—	4,096,402
Effects of exchange rates	5,025	—	5,025
Net increase in cash and cash equivalents, and restricted cash	$4,301,505	$—	$4,301,505

Beginning of period:
Cash and cash equivalents	$257,730	$—	$257,730
Restricted cash	11,278	3,400	14,678
Total cash and cash equivalents, and restricted cash, beginning of period	269,008	3,400	272,408
Less: Cash included in assets held for sale, end of period	—	—	—
Cash and cash equivalents, and restricted cash, end of period	4,570,513	3,400	4,573,913

End of period:
Cash and cash equivalents	2,559,596	—	2,559,596
Restricted cash	2,010,917	3,400	2,014,317
Total cash and cash equivalents, and restricted cash, end of period	$4,570,513	$3,400	$4,573,913

Supplemental Cash Flow Information:
Cash paid for interest	$69,697	$—	$69,697
Cash paid for income tax	$12,553	$—	$12,553
Capital expenditures included in accounts payable	$3,848	$—	$3,848

Non-Cash Financing Activities:
Shares issued to Capri Acquisition Topco Limited	$5,052,165	$—	$5,052,165
Purchase & Retirement of Treasury Stock	(5,052,165)	—	(5,052,165)
Shares issued as contingent stock consideration associated with the DRG acquisition	61,619	—	61,619
Shares issued as contingent stock consideration associated with the CPA Global acquisition	43,890	—	43,890
Total Non-Cash Financing Activities	$105,509	$—	$105,509

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

We have also restated certain previously reported financial information at June 30, 2021 and December 31, 2020, as well as for the three and six months ended June 30, 2021 and June 30, 2020 in this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including but not limited to information within the Results of Operations, Non-GAAP Financial Measures and Liquidity and Capital Resource sections.

See Note 25 - Restatement of Prior Period Financial Statements and Note 27 - Restatement of Previously Issued Financial Statements, in Item 1, Financial Statements and Supplementary Data, for additional information related to the restatement, including descriptions of the misstatements and the impacts to previously reported financial information.

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

CPA Global Acquisition Integration and Optimization Program

During the fourth quarter of 2020, the Company approved restructuring actions designed to eliminate duplicative costs following the acquisition of CPA Global and to streamline our operations simplifying our organization and reducing our leasing portfolio. As a result of these actions, the company expects to record total pre-tax restructuring charges of

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
approximately $137,545 for all phases of the program. Approximately $137,229 of costs have been incurred to date under the program. To the extent vesting of awards were accelerated for colleagues that were involuntarily terminated relating to the acquired CPA Global Phantom equity plan, the Company accounted for these as a modification and acceleration of share-based compensation charges of $9,024 and $12,252 within the Restructuring and impairment line item of the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2021.

During the three months ended June 30, 2021, and 2020, the Company recorded pre-tax charges of $47,239 and $0 recognized within Restructuring and impairment in the Consolidated Statements of Operations. These charges were composed of $23,006 and $0 of severance and related benefit costs, $1,790 and $0 of contract exit costs and legal and advisory fees, and $22,443 and $0 of lease impairment and location exit costs. During the six months ended June 30, 2021, and 2020, the Company recorded pre-tax charges of $114,438 and $0 recognized within Restructuring and impairment in the Consolidated Statements of Operations. These charges were composed of $44,798 and $0 of severance and related benefit costs, $2,183 and $0 of contract exit costs and legal and advisory fees, and $67,457 and $0 of lease impairment and location exit costs.

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
Restructuring and Impairment
Restructuring and impairment expense includes costs associated with involuntary termination benefits, including the acceleration of share-based compensation charges resulting from modification accounting, provided to employees under the terms of a one-time benefit arrangement, ongoing benefit arrangements, certain contract termination costs, other costs associated with an exit or disposal activity and impairment charges associated with right of use assets in which the Company has ceased the use of during the period.
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

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
Results of Operations
The following table presents the results of operations for the three months ended June 30, 2021, and 2020:

	Three months ended June 30,		Change 2021 vs. 2020
(in thousands, except percentages)	2021 (As Restated)(1)	2020 (As Restated)(2)	$	%
Revenues, net	$445,645	$273,500	$172,145	62.9%
Operating expenses:
Cost of revenues	(149,699)	(92,379)	57,320	62.0%
Selling, general and administrative costs	(179,716)	(103,665)	76,051	73.4%
Depreciation	(3,253)	(2,904)	349	12.0%
Amortization	(126,923)	(53,241)	73,682	138.4%
Restructuring and impairment	(50,724)	(15,846)	34,878	220.1%
Other operating income, net	900	8,781	(7,881)	(89.8)%
Total operating expenses	(509,415)	(259,254)	250,161	96.5%
(Loss) income from operations	(63,770)	14,246	78,016	547.6%
Mark to market adjustment on financial instruments	(21,021)	(23,790)	(2,769)	(11.6)%
Loss before interest expense and income tax	(84,791)	(9,544)	75,247	788.4%
Interest expense and amortization of debt discount, net	(38,569)	(21,122)	17,447	82.6%
Loss before income tax	(123,360)	(30,666)	92,694	302.3%
(Provision) benefit for income taxes	(8,207)	5,385	13,592	252.4%
Net loss	$(131,567)	$(25,281)	$106,286	420.4%
(1) The share-based compensation charge adjustments recorded within the Cost of revenues of $13,092, Selling, general and administrative costs of $29,902 and Restructuring and impairment of $9,024 in the As Restated 2021 column represent the correction and restatement per this Form 10-Q/A. See Note 27 - Restatement of Previously Issued Financial Statements, in Item 1, Financial Statements (Unaudited), for additional information related to the restatement of the Condensed Consolidated Financial Statements for the three and six months ended June 30, 2021.
(2) The As Restated 2020 column includes adjustments pertaining to errors in the Private Placement Warrants that were initially issued by the SPAC. See Note 25 - Restatement of Prior Period Financial Statements, in Item 1, Financial Statements (Unaudited), for additional information related to the restatement of the Condensed Consolidated Financial Statements for the three and six months ended June 30, 2020.
The following table presents the results of operations for the six months ended June 30, 2021, and 2020:

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)

	Six Months Ended June 30,		Change 2021 vs. 2020
(in thousands, except percentages)	2021 (As Restated)(1)	2020 (As Restated)(2)	$	%
Revenues, net	$874,075	$514,092	$359,983	70.0%
Operating expenses:
Cost of revenues	(297,574)	(175,060)	122,514	70.0%
Selling, general and administrative costs	(314,002)	(236,721)	77,281	32.6%
Depreciation	(6,586)	(5,233)	1,353	25.9%
Amortization	(255,244)	(102,353)	152,891	149.4%
Restructuring and impairment	(118,619)	(23,600)	95,019	402.6%
Other operating (expense) income, net	(15,330)	14,813	(30,143)	(203.5)%
Total operating expenses	(1,007,355)	(528,154)	479,201	90.7%
Loss from operations	(133,280)	(14,062)	119,218	847.8%
Mark to market adjustment on financial instruments	30,194	(79,422)	(109,616)	(138.0)%
Loss before interest expense and income tax	(103,086)	(93,484)	9,602	10.3%
Interest expense and amortization of debt discount, net	(75,962)	(52,062)	23,900	45.9%
Loss before income tax	(179,048)	(145,546)	33,502	23.0%
Provision for income taxes	(8,470)	(9,368)	(898)	(9.6)%
Net loss	$(187,518)	$(154,914)	$32,604	21.0%
(1) The share-based compensation charge adjustments recorded within the Cost of revenues of $22,226, Selling, general and administrative costs of $52,843 and Restructuring and impairment of $12,252 in the 'As Restated' 2021 column represent the correction and restatement per this Form 10-Q/A. See Note 27 - Restatement of Previously Issued Financial Statements, in Item 1, Financial Statements (Unaudited), for additional information related to the restatement of the Condensed Consolidated Financial Statements for the three and six months ended June 30, 2021.
(2) The 'As Restated' 2020 column includes adjustments pertaining to errors in the Private Placement Warrants that were initially issued by the SPAC. See Note 25 - Restatement of Prior Period Financial Statements, in Item 1, Financial Statements (Unaudited), for additional information related to the restatement of the Condensed Consolidated Financial Statements for the three and six months ended June 30, 2020.

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

Cost of Revenues

Cost of revenues of $149,699 for the three months ended June 30, 2021, increased by $57,320, or 62.0%, from $92,379 for the three months ended June 30, 2020. Cost of revenues of $297,574 for the six months ended June 30, 2021, increased by $122,514, or 70.0%, from $175,060 for the six months ended June 30, 2020. On a constant currency basis, cost of revenues increased by $54,686, or 59.2%, for the three months ended June 30, 2021. On a constant currency basis, cost of revenues increased by $117,985, or 67.4%, for the six months ended June 30, 2021. The increase for the three and six months ended June 30, 2021 was primarily due to additional costs related to the CPA Global Transaction, which was acquired in October 2020, as well as an increase in share-based compensation expenses, partially offset by the Techstreet divestiture in Q4 2020.
Selling, General and Administrative
Selling, general and administrative expense of $179,716 for the three months ended June 30, 2021, increased by $76,051, or 73.4%, from $103,665 for the three months ended June 30, 2020. On a constant currency basis, selling, general and administrative expense increased by $73,318, or 70.7%, for the three months ended June 30, 2021. The increase for the three months ended June 30, 2021 was due to increased costs associated with the CPA Global Transaction, partially offset by the Techstreet divestiture in Q4 2020. Selling, general and administrative expense of $314,002 for the six months ended June 30, 2021, increased by $77,281, or 32.6%, from $236,721 for the six months ended June 30, 2020. On a constant currency basis, selling, general and administrative expense increased by $72,922, or 30.8%, for the six months ended June 30, 2021. The increase for the six months ended June 30, 2021 was primarily due increased costs associated with the CPA Global Transaction, partially offset by a reduction in transaction expenses associated with the DRG acquisition in Q1 of 2020, the

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
Techstreet divestiture in Q4 2020, a gain associated with the mark to market adjustment on contingent and phantom shares, and a reduction in employee related costs and outside services including consulting fees and marketing costs.
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
Restructuring and Impairment
Restructuring and impairment charges of $50,724 for the three months ended June 30, 2021, increased by $34,878, or 220.1%, from $15,846 for the three months ended June 30, 2020. Restructuring and impairment charges of $118,619 for the six months ended June 30, 2021, increased by $95,019, or 402.6%, from $23,600 for the six months ended June 30, 2020. The increase for the three and six months ended June 30, 2021 was primarily driven by the acquisitions of DRG in February 2020 and CPA Global in October 2020, to streamline our operations by simplifying our organization and focusing on two segments, as well as costs associated with the One Clarivate Program, in which the Company approved restructuring actions to streamline operations within targeted areas of the Company. Additionally, during the three and six months ended June 30, 2021, we incurred impairment charges taken on right-of-use assets of $28,641 and $69,625, respectively, relating the exit and ceased use of leased properties, which were also significant drivers of the increase. The increase was partially offset by the wind down of cost initiatives following our merger with Churchill Capital Corp in 2019.
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
Provision (benefit) for Income Taxes
Provision for income taxes of $8,207 on a pre-tax book loss of $123,360 for the three months ended June 30, 2021, increased by $13,592 from a benefit of $5,385 on a pre-tax book loss of $30,666 for the three months ended June 30, 2020. Provision for income taxes of $8,470 on a pre-tax book loss of $179,048 for the six months ended June 30, 2021, decreased by $898 from a provision of $9,368 on a pre-tax book loss of $145,546 for the six months ended June 30, 2020. The effective tax rate being 4.7%% for the six months ended June 30, 2021, compared to 6.4% for the six months ended June 30, 2020. The overall decrease in tax expense is due to the mix of taxing jurisdictions in which pre-tax profits and losses were recognized. The current year effective tax rate may not be indicative of our effective tax rates for future periods.

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
The following table presents our calculation of Adjusted EBITDA for the three and six months ended June 30, 2021 and 2020, and reconciles these measures to our Net loss for the same periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2021 (As Restated)(6)	2020 (As Restated)(7)	2021 (As Restated)(6)	2020 (As Restated)(7)
Net loss	$(131,567)	$(25,281)	$(187,518)	$(154,914)
Provision (benefit) for income taxes	8,207	(5,385)	8,470	9,368
Depreciation and amortization	130,176	56,145	261,830	107,586
Interest expense and amortization of debt discount, net	38,569	21,122	75,962	52,062
Deferred revenues adjustment(1)	1,369	3,432	4,393	5,314
Transaction related costs(2)	13,906	8,527	(9,018)	35,216
Share-based compensation expense	58,138	6,856	97,158	24,325
Restructuring and impairment(3)	50,724	15,846	118,619	23,600
Mark to market adjustment on financial instruments(4)	21,021	23,790	(30,194)	79,422
Other(5)	(1,557)	(4,933)	14,117	(3,638)
Adjusted EBITDA	$188,986	$100,119	$353,819	$178,341
Adjusted EBITDA margin	42.3%	36.2%	40.3%	34.3%

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
(3)Reflects costs related to restructuring and impairment associated with the acquisition of primarily DRG and CPA Global in 2020. This also includes costs incurred in connection with the initiative, following our merger with Churchill Capital Corp in 2019, to streamline our operations by simplifying our organization and focusing on two segments. During 2021, the CPA Global plan continued as well as the addition of a new One Clarivate Program, which was an approved restructuring action to streamline operations within targeted areas of the Company. Additionally, during the three and six months ended June 30, 2021, we incurred impairment charges taken on right-of-use assets of $28,641 and $69,625, respectively, relating the exit and ceased use of leased properties.
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
(6)The 'As Restated' 2021 column represent the correction and restatement per this Form 10-Q/A relating to errors in the equity plan of CPA Global that were incorrectly included as part of the purchase accounting. See Note 27 - Restatement of Previously Issued Financial Statements, in Item 1, Financial Statements (Unaudited), for additional information related to the restatement of the Condensed Consolidated Financial Statements for the three and six months ended June 30, 2021.
(7)The 'As Restated' 2020 column includes adjustments pertaining to errors in the Private Placement Warrants that were initially issued by the SPAC. See Note 25 - Restatement of Prior Period Financial Statements, in Item 1, Financial Statements (Unaudited), for additional information related to the restatement of the Condensed Consolidated Financial Statements for the three and six months ended June 30, 2020.
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

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
Unrestricted cash and cash equivalents was $2,559,596 and $257,730 as of June 30, 2021 and December 31, 2020, respectively. Restricted cash increased from $14,678 as of December 31, 2020 to $2,014,317 as of June 30, 2021 due to the restrictive conditions placed on the use of cash received from our June 2021 Senior Secured Notes and Senior Notes Offering. The gross proceeds were deposited by the Issuer, and are currently held, in segregated escrow accounts. Refer to Note 14 - Debt in Item 1, Financial Statements and Supplementary Data, for additional information. As of June 30, 2021, we had approximately $5,533,100 of debt, consisting primarily of $2,833,100 in borrowings under our term loan facility, $1,000,000 in outstanding principal of our senior notes due 2029, $1,000,000 in outstanding principal of our senior secured notes due 2028, $700,000 in outstanding principal of senior secured notes due 2026 and $0 of borrowings under our revolving credit facility.

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

Cash Flows

The following table discloses our consolidated cash flows provided by (used in) operating, investing and financing activities for the periods presented:

	Six Months Ended June 30,		Change 2021 vs. 2020
(in thousands)	2021	2020	$	%
Net cash provided by operating activities	$261,666	$107,562	$154,104	143%
Net cash used in investing activities	(61,588)	(940,205)	(878,617)	(93)%
Net cash provided by financing activities	4,096,402	1,376,254	2,720,148	198%
Effect of exchange rates	5,025	(9,218)	14,243	155%
Net increase in cash and cash equivalents, and restricted cash	4,301,505	534,393	3,767,112	705%
Cash and cash equivalents, and restricted cash beginning of the year	272,408	76,139	196,269	258%
Cash and cash equivalents, and restricted cash end of the period	$4,573,913	$610,532	$3,963,381	649%

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

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)

Net Working Capital
(in thousands, except ratio)	June 30, 2021	December 31, 2020	June 30, 2020	December 31, 2019
Current assets	5,316,408	1,147,564	960,092	493,076
Current liabilities	3,360,617	1,423,093	711,396	650,998
Net Working Capital	1,955,791	(275,529)	248,696	(157,922)

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

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
The following table reconciles Standalone Adjusted EBITDA to our Net loss for the periods presented:

	Twelve Months Ended June 30,
	2021 (As Restated)(9)	2020 (As Restated)(10)
(in thousands)
Net loss	$(383,229)	$(250,340)
(Benefit) Provision for income taxes	(3,596)	15,617
Depreciation and amortization	457,394	206,908
Interest, net	135,814	139,182
Deferred revenues adjustment(1)	22,180	5,457
Transaction related costs(2)	55,052	48,002
Share-based compensation expense	143,305	38,600
Gain on sale of Techstreet	(28,140)	—
Restructuring and impairment(3)	151,157	39,270
Legal Settlement	—	(39,399)
Impairment on assets held for sale	—	18,431
Mark to market adjustment on financial instruments(4)	95,446	100,891
Other(5)	16,695	17,345
Adjusted EBITDA	662,078	339,964
Realized foreign exchange gain	1,500	(6,805)
DRG Adjusted EBITDA impact(6)	—	35,848
CPA Adjusted EBITDA impact(6)	58,707	—
IncoPat Adjusted EBITDA impact(6)	180	—
Hanlim Adjusted EBITDA impact(6)	173	—
Cost savings(7)	70,276	39,733
Excess standalone costs(8)	—	30,079
Standalone Adjusted EBITDA	$792,914	$438,819
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
(9)The As Restated 2021 column represent the correction and restatement per this Form 10-Q/A relating to errors in the equity plan of CPA Global that were incorrectly included as part of the purchase accounting. See Note 27 - Restatement of Previously Issued Financial Statements, in Item 1, Financial Statements (Unaudited), for additional information related to the restatement of the Condensed Consolidated Financial Statements.
(10)The As Restated 2020 column includes adjustments pertaining to errors in the Private Placement Warrants that were initially issued by the SPAC. See Note 25 - Restatement of Prior Period Financial Statements, in Item 1, Financial Statements (Unaudited), for additional information related to the restatement of the Condensed Consolidated Financial Statements.
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

Critical Accounting Policies, Estimates and Assumptions
There have been no material changes from the critical accounting policies, estimates, and assumptions previously disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies, Estimates and Assumptions section in our Annual Report on Form 10-K/A2.
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

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2021, due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed in the reports required to be filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified material weaknesses in our internal control over financial reporting related to: 1) the lack of an effectively designed control over the evaluation of settlement features used to determine the classification of warrant instruments, 2) the lack of an effectively designed control over the communication of modifications to pre-existing compensation agreements in an acquisition transaction between legal function and the accounting function to ensure the accounting impact of the modifications could be evaluated, and (3) the lack of an effectively designed control that is designed with a sufficient level of precision to allow for an appropriate review of the tax balances associated with the opening balance sheet of acquired entities, as disclosed in our Form 10-K/A2 for the fiscal year ended December 31, 2020.

Remediation Plan

Our remediation plan related to the first identified material weaknesses includes evaluating our controls over the accounting for warrants and assessing whether we have effectively designed controls that are relevant to warrant instruments issued by the Company. Our remediation plan related to the second identified material weakness includes management designing a control to identify and communicate the inventory of pre-existing compensation agreements in an acquisition transaction to the accounting department, including bring down procedures to the transaction close date to ensure the inventory includes the current version of the agreements. Our remediation plan will also include bring down procedures each quarter through the measurement period. Our remediation plan related to the third identified material weakness includes management designing an enhanced control to operate periodically during the measurement periods to allow for an appropriate review of the tax balances associated with the opening balance sheet of acquired entities. While we believe that the above actions will ultimately remediate the material weaknesses, we intend to continue to refine the controls and test their effectiveness for a sufficient period of time prior to reaching any determination as to whether the material weaknesses has been remediated.

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

Item 1A. Risk Factors
There have been no material changes to the risk factors associated with our business as disclosed in Part I, Item 1A of our Form 10-K/A 2

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

4.4	Form of 3.875% senior secured note due 2028 (included in Exhibit 4.2)
4.5	Form of 4.875% senior note due 2029 (included in Exhibit 4.3)
10.1	Form of Amendment No. 1 to the Registration Rights Agreement (incorporated by reference to Exhibit 10.1 to Clarivate’s Form 8-K filed May 17, 2021)
10.2	Capri Transaction Agreement (incorporated by reference to Exhibit 10.2 to Clarivate’s Form 8-K filed May 17, 2021)
10.3**	Executive Agreement, entered into as of July 26, 2021 by and between Clarivate Plc. and Jeffrey Roy.
10.4**	Executive Agreement, entered into as of July 26, 2021 by and between Clarivate Plc. and Stephen Hartman.
10.5**	Executive Severance Plan of Clarivate Plc
31*	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following information from our Form 10-Q/A for the quarterly period ended June 30, 2021, formatted in Inline eXtensible Business Reporting Language: (i) Condensed Consolidated Statement of Comprehensive Income (unaudited), (ii) Condensed Consolidated Balance Sheet (unaudited), (iii) Condensed Consolidated Statement of Changes in Equity (unaudited), (iv) Condensed Consolidated Statement of Cash Flows (unaudited), and (v) the Notes to the Condensed Consolidated Financial Statements (unaudited).
104*	The cover page from the Company's Annual Report on Form 10-Q/A for the quarter ended June 30, 2021, formatted in Inline XBRL

*    Filed herewith.
*    Previously Filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of London, United Kingdom on February 3, 2022.

CLARIVATE PLC
By:	/s/ Jonathan Collins
Name: Jonathan Collins
Title: Executive Vice President & Chief Financial Officer