Form 10-Q/A
period 2021-09-30
CLARIVATE Plc
filed 2022-02-03
CIK 1764046

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
The Company is filing this Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q for the period ended September 30, 2021, originally filed with the SEC on October 28, 2021 (“the Original Form 10-Q”, as amended by Amendment No. 1, the “Form 10-Q/A”), to restate our Condensed Consolidated Financial Statements and related footnote disclosures as of and for the three and nine months ended September 30, 2021. Amendment No. 1 also amends certain other items in the Original Form 10-Q, as described in “Items Amended in this Form 10-Q/A" section below.
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
This restatement reflected in this amendment resulted in the following changes:

Consolidated Statement of Operations

(in thousands, except per share data)	September 30, 2021
	3 months ended	9 months ended
Cost of revenues	$374	$(21,852)
Selling, general and administrative costs	(3,626)	(56,469)
Restructuring and impairment	8,555	(3,697)
Total operating expenses	5,303	(82,018)
Loss before interest expense and income tax	5,303	(82,018)
Loss before income tax	5,303	(82,018)
(Provision) benefit for income taxes	(191)	5,776
Net loss	5,112	(76,242)
Net income (loss) attributable to ordinary shares	5,112	(76,242)
Basic earnings per ordinary share	$0.01	$(0.12)
Diluted earnings per ordinary share	$0.01	$(0.12)
Consolidated Balance Sheet

(in thousands)	September 30, 2021
Restricted cash	$3,400
Prepaid expenses	—
Other current assets	(144,106)
Goodwill	(199,379)
Other non-current assets	(12,810)
Deferred income taxes	(1,641)
Total assets	(354,536)
Accrued expenses and other current liabilities	(33,028)
Other non-current liabilities	(8,372)
Deferred income taxes	4,796
Total liabilities	(36,604)
Treasury Shares	(196,038)
Accumulated other comprehensive income	(6,896)
Accumulated deficit	(114,998)
Total shareholders’ equity	(317,932)
Consolidated Statement of Comprehensive Income

(in thousands)	September 30, 2021
	3 months ended	9 months ended
Net loss	$5,112	$(76,242)
Foreign currency translation adjustment	5,559	4,243
Total other comprehensive income, net of tax	5,559	4,243
Comprehensive income	10,671	(71,999)

Consolidated Statement of Cash Flows

(in thousands)	September 30, 2021
9 months ended
Cash flows from operating activities
Net loss	$(76,242)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income tax benefit	8
Share-based compensation	(33,890)
Restructuring and impairment	(9,253)
Mark to market adjustment on phantom shares	9,418
Changes in operating assets and liabilities:
Accrued expenses and other current liabilities	104,647
Other liabilities	5,312
Net cash provided by operating activities	—

Items Amended by this Form 10-Q/A
The portions of the Original Form 10-Q that have been revised to give effect to the restatement reflected in this amendment and matters related thereto are as follows:
•Part I, Item 1. Financial Statements (Unaudited)
•Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
•Part I, Item 4. Controls and Procedures
•Part II, Item 6. Exhibits
See Note 27 - Restatement of Previously Issued Financial Statements, in Item 1, Financial Statements (Unaudited), for additional information related to the restatement of the Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2021.
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
Control Considerations

In connection with the the restatement described in the Form 10-K/A2 and this Form 10-Q/A, management reassessed its conclusions regarding the effectiveness of the Company’s disclosure controls and procedures ("DC&P"). Management concluded that the Company’s DC&P were not effective as of September 30, 2021, due to material weaknesses related to, (1) the lack of an effectively designed control over the communication of modifications to pre-existing compensation agreements in an acquisition transaction between the legal function and the accounting function to ensure the accounting impact of the modifications could be evaluated, and (2) the lack of an effectively designed control with a sufficient level of precision to allow for an appropriate review of the tax balances associated with the opening balance sheet of acquired entities.
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

PART I. Financial Information

Item 1. Financial Statements and Supplementary Data
CLARIVATE PLC
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	September 30, 2021 (As Restated)	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$2,479,880	$257,730
Restricted cash	1,857,657	14,678
Accounts receivable, net of allowance of $8,642 and $8,745 at September 30, 2021 and December 31, 2020, respectively	610,755	737,733
Prepaid expenses	58,056	58,273
Other current assets	42,192	79,150
Total current assets	5,048,540	1,147,564
Property and equipment, net	27,948	36,267
Other intangible assets, net	6,964,081	7,370,350
Goodwill	5,999,322	6,042,964
Other non-current assets	28,998	31,334
Deferred income taxes	28,469	29,863
Operating lease right-of-use assets	45,880	132,356
Total Assets	$18,143,238	$14,790,698

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$94,494	$82,038
Accrued expenses and other current liabilities	559,693	569,682
Current portion of deferred revenues	579,935	707,318
Current portion of operating lease liability	28,459	35,455
Current portion of long-term debt	1,865,627	28,600
Total current liabilities	3,128,208	1,423,093
Long-term debt	3,443,578	3,457,900
Warrant liabilities	195,952	312,751
Non-current portion of deferred revenues	44,934	41,399
Other non-current liabilities	49,960	49,445
Deferred income taxes	329,755	366,996
Operating lease liabilities	58,443	104,324
Total liabilities	7,250,830	5,755,908
Commitments and contingencies
Shareholders’ equity:
Preferred Shares, no par value; 14,375,000 shares authorized; 5.25% Mandatory Convertible Preferred Shares, Series A, 14,375,000 and 0 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	1,392,671	—
Ordinary Shares, no par value; unlimited shares authorized at September 30, 2021 and December 31, 2020; 639,750,620 and 606,329,598 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	10,810,130	9,989,284
Treasury Shares, at cost; 6,325,860 and 6,325,860 at September 30, 2021 and December 31, 2020, respectively	(196,038)	(196,038)
Accumulated other comprehensive income	318,008	492,382
Accumulated deficit	(1,432,363)	(1,250,838)
Total shareholders’ equity	10,892,408	9,034,790
Total Liabilities and Shareholders’ Equity	$18,143,238	$14,790,698
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,
	2021 (As Restated)	2020 (As Restated)
Revenues, net	$442,117	$284,360
Operating expenses:
Cost of revenues	(140,737)	(93,554)
Selling, general and administrative costs	(144,845)	(131,526)
Depreciation	(2,657)	(2,918)
Amortization	(128,026)	(65,696)
Restructuring and impairment	(7,066)	(3,192)
Other operating expense, net	(4,411)	(138)
Total operating expenses	(427,742)	(297,024)
Income (loss) from operations	14,375	(12,664)
Mark to market adjustment on financial instruments	83,013	(144,753)
Income (loss) before interest expense and income tax	97,388	(157,417)
Interest expense and amortization of debt discount, net	(65,194)	(20,244)
Income (loss) before income tax	32,194	(177,661)
Provision for income taxes	(3,770)	(4,325)
Net income (loss)	28,424	(181,986)
Dividends on preferred shares	(22,431)	—
Net income (loss) attributable to ordinary shares	$5,993	$(181,986)

Per share:
Basic	$0.01	$(0.47)
Diluted	$0.01	$(0.47)

Weighted average shares used to compute earnings per share:
Basic	634,508,967	387,845,438
Diluted	639,607,653	387,845,438
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statement of Operations (Unaudited)
(In thousands, except share and per share data)

	Nine Months Ended September 30,
	2021 (As Restated)	2020 (As Restated)
Revenues, net	$1,316,192	$798,452
Operating expenses:
Cost of revenues	(438,311)	(268,614)
Selling, general and administrative costs	(458,847)	(368,247)
Depreciation	(9,243)	(8,151)
Amortization	(383,270)	(168,049)
Restructuring and impairment	(125,685)	(26,792)
Other operating (expense) income, net	(19,741)	14,675
Total operating expenses	(1,435,097)	(825,178)
Loss from operations	(118,905)	(26,726)
Mark to market adjustment on financial instruments	113,207	(224,175)
Income (loss) before interest expense and income tax	(5,698)	(250,901)
Interest expense and amortization of debt discount, net	(141,156)	(72,306)
Loss before income tax	(146,854)	(323,207)
Provision for income taxes	(12,240)	(13,693)
Net loss	(159,094)	(336,900)
Dividends on preferred shares	(22,431)	—
Net loss attributable to ordinary shares	$(181,525)	$(336,900)

Per share:
Basic	$(0.29)	$(0.91)
Diluted	$(0.29)	$(0.91)

Weighted average shares used to compute earnings per share:
Basic	616,135,071	369,019,802
Diluted	616,135,071	369,019,802
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)

	Three Months Ended September 30,
	2021 (As Restated)	2020 (As Restated)
Net income (loss)	$28,424	$(181,986)
Other comprehensive income (loss), net of tax:
Interest rate swaps	333	1,092
Defined benefit pension plans	(4)	(15)
Foreign currency translation adjustment	(241,420)	9,359
Total other comprehensive income (loss), net of tax	(241,091)	10,436
Comprehensive loss	$(212,667)	$(171,550)

	Nine Months Ended September 30,
	2021 (As Restated)	2020 (As Restated)
Net loss	$(159,094)	$(336,900)
Other comprehensive income (loss), net of tax:
Interest rate swaps	1,884	(2,052)
Defined benefit pension plans	(12)	(57)
Foreign currency translation adjustment	(176,246)	1,795
Total other comprehensive loss, net of tax	(174,374)	(314)
Comprehensive loss	$(333,468)	$(337,214)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(In thousands, except share data)

	Ordinary Shares		Preferred Shares		Treasury Shares		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	606,329,598	$9,989,284	—	$—	6,325,860	$(196,038)	$492,382	$(1,250,838)	$9,034,790
Exercise of Private Placement Warrants	212,174	3,592	—	—	—	—	—	—	3,592
Exercise of stock options	835,917	5,074	—	—	—	—	—	—	5,074
Vesting of restricted stock units	15,958	—	—	—	—	—	—	—	—
Shares returned to the Company for net share settlements	(434,059)	(4,489)	—	—	—	—	—	—	(4,489)
Issuance of ordinary shares, net	4,395,638	105,509	—	—	—	—	—	—	105,509
Share-based award activity	—	10,479	—	—	—	—	—	—	10,479
Net loss	—	—	—	—	—	—	—	(55,951)	(55,951)
Other comprehensive income	—	—	—	—	—	—	19,593	—	19,593
Balance at March 31, 2021	611,355,226	$10,109,449	—	$—	6,325,860	$(196,038)	$511,975	$(1,306,789)	$9,118,597
Exercise of stock options	1,581,518	9,761	—	—	—	—	—	—	9,761
Vesting of restricted stock units	446,324	—	—	—	—	—	—	—	—
Shares returned to the Company for net share settlements	(809,644)	(17,245)	—	—	—	—	—	—	(17,245)
Issuance of ordinary shares, net	206,052,933	5,780,933	—	—	—	—	—	—	5,780,933
Share-based award activity	—	12,816	—	—	—	—	—	—	12,816
Purchase of ordinary shares	—	—	—	—	(177,206,779)	(5,052,165)			(5,052,165)
Retirement of treasury shares	(177,206,779)	(5,052,165)	—	—	177,206,779	5,052,165			—
Issuance of preferred shares, net	—	—	14,375,000	1,393,222	—	—	—	—	1,393,222
Net loss	—	—	—	—	—	—	—	(131,567)	(131,567)
Other comprehensive income	—	—	—	—	—	—	47,124	—	47,124
Balance at June 30, 2021	641,419,578	$10,843,549	14,375,000	$1,393,222	6,325,860	$(196,038)	$559,099	$(1,438,356)	$11,161,476
Exercise of stock options	328,531	2,415	—	—	—	—	—	—	2,415
Vesting of restricted stock units	114,962	—	—	—	—	—	—	—	—
Shares returned to the Company for net share settlements	(177,481)	279	—	—	—	—	—	—	279
Issuance of ordinary shares, net	—	(688)	—	—	—	—	—	—	(688)

CLARIVATE PLC
Consolidated Statements of Changes in Equity
(In thousands, except share data)

	Ordinary Shares		Preferred Shares		Treasury Shares		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Repurchases of ordinary shares	—	—	—	—	(2,599,700)	(65,215)	—	—	(65,215)
Retirement of treasury shares	(2,599,700)	(65,215)	—	—	2,599,700	65,215	—	—	—
Share-based award activity	—	13,649	—	—	—	—	—	—	13,649
Issuance of preferred shares, net	—	—	—	(551)	—	—	—	—	(551)
Dividends to preferred stockholders	664,730	16,141	—	—	—	—	—	(22,431)	(6,290)
Net loss (As Restated)	—	—	—	—	—	—	—	28,424	28,424
Other comprehensive loss	—	—	—	—	—	—	(241,091)	—	(241,091)
Balance at September 30, 2021 (As Restated)	639,750,620	$10,810,130	14,375,000	$1,392,671	6,325,860	$(196,038)	$318,008	$(1,432,363)	$10,892,408

CLARIVATE PLC
Consolidated Statements of Changes in Equity
(In thousands, except share data)

	Ordinary Shares		Preferred Shares		Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	306,874,115	$2,144,372	—	$—	$—	$(4,879)	$(890,894)	$1,248,599
Adjustment to opening Accumulated deficit related to adoption of ASC Topic 326	—	—	—	—	—	—	(9,319)	(9,319)
Exercise of public warrants	28,880,098	277,526	—	—	—	—	—	277,526
Exercise of stock options	3,715,455	1,182	—	—	—	—	—	1,182
Vesting of restricted stock units	169,842	—	—	—	—	—	—	—
Shares returned to the Company for net share settlements	(2,301,458)	(10,302)	—	—	—	—	—	(10,302)
Issuance of ordinary shares, net	27,600,000	539,714	—	—	—	—	—	539,714
Share-based award activity	—	16,384	—	—	—	—	—	16,384
Net loss (As Restated)	—	—	—	—	—	—	(129,633)	(129,633)
Other comprehensive loss	—	—	—	—	—	(8,470)	—	(8,470)
Balance at March 31, 2020	364,938,052	2,968,876	—	—	—	(13,349)	(1,029,846)	1,925,681
Exercise of stock options	3,723,332	—	—	—	—	—	—	—
Vesting of restricted stock units	2,528	—	—	—	—	—	—	—
Shares returned to the Company for net share settlements	(2,311,293)	(15,118)	—	—	—	—	—	(15,118)
Issuance of ordinary shares, net	20,982,500	304,030	—	—	—	—	—	304,030
Share-based award activity	—	4,322	—	—	—	—	—	4,322
Net loss (As Restated)	—	—	—	—	—	—	(25,281)	(25,281)
Other comprehensive loss	—	—	—	—	—	(2,280)	—	(2,280)
Balance at June 30, 2020 (As Restated)	387,335,119	3,262,110	—	—	—	(15,629)	(1,055,127)	2,191,354
Exercise of stock options	4,068,307	125	—	—	—	—	—	125
Vesting of restricted stock units	2,459	—	—	—	—	—	—	—
Shares returned to the Company for net share settlements	(2,184,918)	(3,136)	—	—	—	—	—	(3,136)
Share-based award activity	—	5,520	—	—	—	—	—	5,520
Net loss (As Restated)	—	—	—	—	—	—	(181,986)	(181,986)
Other comprehensive income (loss)	—	—	—	—	—	10,436	—	10,436
Balance at September 30, 2020 (As Restated)	389,220,967	$3,264,619	—	$—	$—	$(5,193)	$(1,237,113)	$2,022,313
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2021 (As Restated)	2020 (As Restated)
Cash Flows From Operating Activities
Net loss	$(159,094)	$(336,900)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	392,513	176,200
Bad debt expense	6,832	1,830
Deferred income tax benefit	(11,076)	(7,420)
Share-based compensation	3,054	26,344
Restructuring and impairment	50,979	4,880
Loss (gain) on foreign currency forward contracts	4,026	(2,903)
Mark to market adjustment on contingent and phantom shares	(25,085)	30,839
Mark to market adjustment on financial instruments	(113,207)	224,175
Gain on disposal of business	—	(1,052)
Deferred finance charges	9,050	3,140
Other operating activities	3,565	(3,902)
Changes in operating assets and liabilities:
Accounts receivable	114,038	129,398
Prepaid expenses	(887)	(13,335)
Other assets	60,749	62,818
Accounts payable	13,550	(8,394)
Accrued expenses and other current liabilities	90,439	(65,062)
Deferred revenues	(116,312)	(93,926)
Operating lease right of use assets	16,838	5,826
Operating lease liabilities	(37,362)	(6,611)
Other liabilities	2,905	2,077
Net cash provided by operating activities	305,515	128,022

Cash Flows From Investing Activities
Capital expenditures	(86,197)	(78,597)
Acquisitions, net of cash acquired	(14,314)	(885,323)
Acquisition of intangible assets	—	(5,982)
Proceeds from sale of product line, net of restricted cash	—	3,751
Net cash used in investing activities	(100,511)	(966,151)

Cash Flows From Financing Activities
Proceeds from issuance of debt	2,000,000	360,000
Redemption of Notes not exchanged	(157,424)	—
Principal payments on term loan	(21,450)	(9,450)
Repayments of revolving credit facility	—	(65,000)
Payment of debt issuance costs	(7,471)	(5,267)
Contingent purchase price payment	—	(4,115)
Proceeds from issuance of preferred shares	1,392,671	—
Proceeds from issuance of ordinary shares	728,080	843,752
Repurchases of ordinary shares	(65,215)	—
Cash dividends on preferred shares	(1)
Proceeds from warrant exercises	—	277,526
Proceeds from stock options exercised	17,250	1,307
Payments related to tax withholding for stock-based compensation	(21,455)	(28,674)
Net cash provided by financing activities	3,864,985	1,370,079

CLARIVATE PLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2021 (As Restated)	2020 (As Restated)
Effects of exchange rates	(4,860)	(6,447)
Net increase in cash and cash equivalents, and restricted cash	4,065,129	525,503

Beginning of period:
Cash and cash equivalents	$257,730	$76,130
Restricted cash	14,678	9
Total cash and cash equivalents, and restricted cash, beginning of period	272,408	76,139
Cash and cash equivalents, and restricted cash, end of period	4,337,537	601,642

End of period:
Cash and cash equivalents	2,479,880	601,075
Restricted cash	1,857,657	567
Total cash and cash equivalents, and restricted cash, end of period	$4,337,537	$601,642

Supplemental Cash Flow Information:
Cash paid for interest	$97,401	$61,796
Cash paid for income tax	$22,387	$20,147
Capital expenditures included in accounts payable	$6,612	$922

Non-Cash Financing Activities:
Shares issued to Capri Acquisition Topco Limited	$5,052,165	$—
Issuance of preferred shares, net	(5,117,380)	—
Shares issued as contingent stock consideration associated with the DRG acquisition	61,619	—
Shares issued as contingent stock consideration associated with the CPA Global acquisition	43,890	—
Shares issued as dividends on our 5.25% Series A Mandatory Convertible Preferred Shares	16,141	—
Dividends accrued on our 5.25% Series A Mandatory Convertible Preferred Shares	6,289	—
Total Non-Cash Financing Activities	$62,724	$—
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

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

As noted in the Explanatory Note, the Company has filed this Form 10-Q/A to amend our Quarterly Report on Form 10-Q for the period ended September 30, 2021, originally filed with the SEC on October 28, 2021 (the “Original Form 10-Q"), to restate our Condensed Consolidated Financial Statements and related footnote disclosures as of and for the three and nine months ended September 30, 2021.

On December 22, 2021, the Company concluded that the financial statements previously issued as of and for the year ended December 31, 2020, and the quarterly periods ended March 31, 2021, June 30, 2021, and September 30, 2021, should no longer be relied upon because of an error in such financial statements, as is addressed in FASB ASC Topic 250.

The error relates to the treatment under U.S. GAAP relating to an equity plan and a related trust included in the CPA Global business combination which was consummated on October 1, 2020 (“CPA Global Transaction”). In the affected financial statements, certain awards made by CPA Global under their equity plan were incorrectly included as part of the acquisition accounting for the CPA Global Transaction.

The Company concluded that expenses should have been recognized as share-based compensation charges over the vesting period from October 1, 2020 to October 1, 2021 with only a portion of the liability recorded as part of acquisition accounting.

See Note 27 - Restatement of Previously Issued Financial Statements, in Item 1, Financial Statements (Unaudited), for additional information related to the restatement of the Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2021.

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
Unaudited pro forma information for the Company for the periods presented as if the acquisition had occurred January 1, 2019 is as follows:

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

	Three Months Ended September 30,
	2021	2020
Pro forma revenues, net	$442,117	$286,377
Pro forma net income (loss) attributable to the Company's stockholders(1)	$28,424	$(180,333)

  (1) The Pro forma net loss attributable to the Company's stockholders for the three months ended September 30, 2021 and 2020 has been restated. See Note 27 - Restatement of Previously Issued Financial Statements and Note 25 - Restatement of Prior Period Financial Statements for more information, respectively.

	Nine Months Ended September 30,
	2021	2020
Pro forma revenues, net	$1,316,192	$828,489
Pro forma net loss attributable to the Company's stockholders(1)	$(159,094)	$(322,268)

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
Clarivate acquired all of the outstanding shares of CPA Global in a cash and stock transaction. The aggregate consideration in connection with the closing of the CPA Global acquisition was $8,540,886, net of $102,675 cash acquired and including an equity holdback consideration of $46,485. The aggregate consideration was composed of (i) $6,565,477 from the issuance of up to 218,183,778 ordinary shares to Redtop Holdings Limited, a portfolio company of Leonard Green & Partners, L.P., representing approximately 35% pro forma fully diluted ownership of Clarivate and (ii) approximately $2,078,084 in cash to fund the repayment of CPA Global's parent company outstanding debt of $2,055,822 and related interest swap termination fee of $22,262. Of the 218,306,663 ordinary shares issuable in the acquisition, Of the 218,306,663 ordinary shares issuable in the acquisition, Clarivate issued 210,357,918 ordinary shares as of October 1, 2020. There were 6,325,860 shares that were issued to Leonard Green & Partners, L.P. that were returned to Clarivate to fund an Employee Benefit Trust established for the CPA Global Phantom Equity Plan. Accordingly, these shares were excluded from purchase price consideration.

Issuance of 210,357,918 shares	$6,565,477
Cash paid for repayment of CPA Global's parent company debt and related interest rate swap termination charge	2,078,084
Total purchase price	8,643,561
Cash acquired	(102,675)
Total purchase price, net of cash acquired	$8,540,886

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
The excess of the purchase price over the net tangible and intangible assets is recorded to Goodwill and primarily reflects the assembled workforce and expected synergies. Goodwill is not deductible for tax purposes. During the three and nine months ended September 30, 2021, total transaction costs incurred in connection with the acquisition of CPA Global were $1,958 and $4,212, respectively. Total transaction costs during the three and nine months ended September 30, 2020 were $8,521.
The amount of Revenues, net and Net loss resulting from the acquisition that are attributable to the Company's stockholders and included in the Condensed Consolidated Statements of Operations and Comprehensive Loss were as follows:

Three Months Ended September 30, 2021
Revenues, net (1)	$155,869
Net income attributable to the Company's stockholders (2)	$23,469

(1) Includes $50 of a deferred revenue haircut recognized during the three months ended September 30, 2021.
(2) The Net income attributable to the Company's stockholders for the three months ended September 30, 2021 has been restated. See Note 27 - Restatement of Previously Issued Financial Statements for more information.

Nine Months Ended September 30, 2021
Revenues, net (1)	$465,073
Net loss attributable to the Company's stockholders (2)	$(70,870)

(1) Includes $4,399 of a deferred revenue adjustment recognized during the nine months ended September 30, 2021.
(2) The Net loss attributable to the Company's stockholders for the nine months ended September 30, 2021 has been restated. See Note 27 - Restatement of Previously Issued Financial Statements for more information.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
The purchase price allocation for the CPA Global acquisition as of the close date of October 1, 2020 is final. The following table summarizes the final purchase price allocation for this acquisition:

Total
Accounts receivable	$380,259
Prepaid expenses	27,437
Other current assets	38,784
Property and equipment, net	13,290
Other intangible assets	4,920,317
Deferred income taxes	21,027
Other non-current assets	8,403
Operating lease right-of-use assets	30,649
Total assets	$5,440,166
Accounts payable	53,791
Accrued expenses and other current liabilities	279,677
Current portion of deferred revenue	181,365
Current portion of operating lease liabilities	7,738
Non-current portion of deferred revenue	16,771
Deferred income taxes(2)	291,869
Other non-current liabilities	24,307
Operating lease liabilities	23,615
Total liabilities	879,133
Fair value of acquired identifiable assets and liabilities	$4,561,033

Purchase price, net of cash(1)	$8,540,886
Less: Fair value of acquired identifiable assets and liabilities	4,561,033
Goodwill	$3,979,853

(1) The Company acquired cash of $102,675, including $3,400 of restricted cash to fund fixed cash awards and certain taxes related to the phantom equity compensation plan as part of CPA Global acquisition accounting.

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

The Company evaluates long-lived assets for indicators of impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company considers a triggering event to have occurred upon exiting a facility if the expected undiscounted cash flows for the sublease period are less than the carrying value of the assets group. An impairment charge is recorded in the excess of each operating lease right-of-use asset's carrying amount over its estimated fair value. In connection with the Company's digital workplace transformation initiative to enable colleagues to work remotely, the Company ceased the use of select leased sites during the nine months ended September 30, 2021. As a result, the Company recorded a non-cash impairment charge to restructuring and impairment within the Condensed Consolidated Statement of Operations based on the estimate of future recoverable cash flows of $757 and $110 for the three months ended September 30, 2021, and 2020, respectively, and $50,979 and $4,880 for the nine months ended September 30, 2021, and 2020, respectively. As part of the impairment charge, the carrying value of the Operating lease right of use asset was reduced by $50,979, which are non-cash charges. Additionally, the Company incurred $166 and $745 in lease termination fees during the three months ended September 30, 2021, and 2020, respectively, and $3,270 and $882 during the nine months ended September 30, 2021, and 2020, respectively. See Note 24 - Restructuring and Impairment for further information.

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

Goodwill
The change in the carrying amount of goodwill is shown below:

	Science Segment	Intellectual Property Segment (As Restated)	Consolidated Total (As Restated)
Balance as of December 31, 2019	$909,937	$418,108	$1,328,045
Acquisition	499,199	4,002,695	4,501,894
Divestiture	—	(9,129)	(9,129)
Impact of foreign currency fluctuations and other	607	221,547	222,154
Balance as of December 31, 2020	$1,409,743	$4,633,221	$6,042,964
Acquisition(1)	11,297	20,629	31,926
Impact of foreign currency fluctuations and other	1,015	(76,583)	(75,568)
Balance as of September 30, 2021	$1,422,055	$4,577,267	$5,999,322
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
Employee Phantom Share Plan - As of September 30, 2021 and December 31, 2020, the Company maintains an employee phantom share plan receivable asset and liability, a portion of which was recorded in connection with the acquisition of CPA Global's opening balance sheet. Upon the acquisition, the phantom shares converted into the Company's ordinary shares and the funds were held in an employee benefit trust to be passed to the Company for payment to the respective employees via Clarivate payroll. The associated asset and liability balances are based on observable market data relating to the CPA Global acquisition that occurred on October 1, 2020. Changes in the receivable asset and liability are recorded to Cost of revenues and Selling, general and administrative costs in the Consolidated Statements of Operations. The current and non-current portions of the liability are recorded in Accrued expenses and other current liabilities and Other non-current liabilities, respectively. The current and non-current portions of the receivable asset is recorded in Other current assets and Other non-current assets, respectively. The balances are classified as Level 2 in the fair value hierarchy. This fair value measurement is based on observable market data and other indirect observable market inputs and thus represents a Level 2 measurement as defined in ASC 820.
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

The following table provides a summary of the Company’s assets and liabilities that were recognized at fair value on a recurring basis as at September 30, 2021 and December 31, 2020:

	September 30, 2021
	Level 1	Level 2 (As Restated)	Level 3	Total Fair Value (As Restated)
Assets
Forward contracts asset	$—	$15	$—	$15
	—	15	—	15
Liabilities
Warrant liability	—	—	195,952	195,952
Employee phantom share liability - current	—	129,716	—	129,716
Employee phantom share liability - non-current	—	5,705	—	5,705
Forward contracts liability	—	4,626	—	4,626
Interest rate swap liability	—	2,651	—	2,651
Total	$—	$142,698	$195,952	$338,650

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
Right of Use Asset — The guidance in ASC 360-10 requires three steps to identify, recognize and measure the impairment of a long-lived asset (asset group) to be held and used. The Company evaluates whether there are indicators of impairment present (i.e., whether there are any events or changes in circumstances that indicate that the carrying amount of the long-lived asset (group) might not be recoverable, including the ceased use of the leased property). The Company performs tests for recoverability and if indicators of impairment are present, the Company perform a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the long-lived asset (asset group) in question to the carrying amount of the long-lived asset (asset group). If the undiscounted cash flows used in the test for recoverability are

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
less than the carrying amount of the long-lived asset (asset group), the Company determines the fair value of the long-lived asset (asset group) and recognizes an impairment loss if the carrying amount of the long-lived asset (asset group) exceeds its fair value. For the nine months ended September 30, 2021, an impairment charge was recorded where the carrying value of the operating lease right of use asset was reduced by $50,979, which are non-cash charges. Additionally, the Company incurred $166 and $745 in lease termination fees during the three months ended September 30, 2021 and 2020, respectively, and $3,270 and $882 during the nine months ended September 30, 2021 and 2020, respectively. Fair value assumptions including sublease probabilities and the present value factor were used in the impairment calculation.

Note 12: Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities, consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021 (As Restated)	December 31, 2020 (As Restated)
Employee phantom share plan liability (1)	$129,716	$57,752
Contingent stock liability (2)	—	130,594
Employee related accruals (3)	81,177	98,481
Accrued professional fees (4)	50,403	67,628
Accrued legal liability (5)	79,346	—
Tax related accruals (6)	31,277	45,119
Other accrued expenses and other current liabilities (7)	187,774	170,108
Total accrued expenses and other current liabilities	$559,693	$569,682

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
In June 2019, the Company formed the 2019 Incentive Award Plan under which employees of the Company may be eligible to purchase shares of the Company. See Note 17 - Employment and Compensation Arrangements for additional detail related to the 2019 Incentive Award Plan. In exchange for each share subscription purchased, the purchaser is entitled to a fully vested right to an ordinary share. At September 30, 2021 there were unlimited shares of ordinary stock authorized, and 639,750,620 shares issued and outstanding, with a par value of $0.00. The Company held 6,325,860 shares as treasury shares as of September 30, 2021 and December 31, 2020. The Company’s ordinary stockholders are entitled to one vote per share.
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
Total share-based compensation expense, inclusive of cash and non-cash expense, included in the Consolidated Statements of Operations amounted to $10,609 and $6,796 for the three months ended September 30, 2021 and 2020, respectively, and $107,767 and $31,121 for the nine months ended September 30, 2021 and 2020, respectively. The total associated tax benefits recognized amounted to $1,027 and $0 for the three months ended September 30, 2021 and 2020, respectively, and $6,862 and $0 for the nine months ended September 30, 2021 and 2020, respectively.
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

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

Given the nature of the lock up periods and the retentive element to the award for the benefit of Clarivate, post acquisition share-based compensation charges of $221 and $73,579 were recorded within the Cost of revenues and Selling, general and administrative costs line items of the Consolidated Statement of Operations for the three and nine months ended September 30, 2021. To the extent vesting of awards were accelerated for colleagues whose employment was involuntarily terminated, the Company accounted for these as a modification and acceleration of share-based compensation charges of $(8,555) and $3,697 for the three and nine months ended September 30, 2021 within the Restructuring and impairment line item of the Consolidated Statement of Operations.

Note 18: Income Taxes
During the three months ended September 30, 2021 and 2020, the Company recognized an income tax provision of $3,770 on income before income tax of $32,194 and $4,325 on loss before income tax of $177,661, respectively. During the nine months ended September 30, 2021 and 2020, the Company recognized an income tax provision of $12,240 on loss before income tax of $146,854 and $13,693 on loss before income tax of $323,207, respectively. The tax provision in each period three and nine months ended September 30, 2021 and 2020, respectively, reflects the mix of taxing jurisdictions in which pre-tax profits and losses were recognized.

Note 19: Earnings Per Share
Basic net earnings per ordinary share from continuing operations (“EPS”) is calculated by taking Income (loss) available to ordinary stockholders divided by the weighted average number of ordinary shares outstanding for the applicable period. Diluted net EPS is computed by taking net earnings divided by the weighted average number of ordinary shares outstanding increased by the number of additional shares which have a dilutive effect. The Company was in a net income position for the three months ended September 30, 2021. Certain potentially dilutive instruments were determined to be anti-dilutive and excluded from the dilutive calculation for the three months ended September 30, 2021. Due to the Company being in a loss position during the nine months ended September 30, 2021, all potentially dilutive instruments were seen to be anti-dilutive and excluded from the dilutive calculation for the nine months ended September 30, 2021.

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
The basic and diluted EPS computations for our ordinary shares are calculated as follows (in thousands, except share and per share amounts):

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

	Three Months Ended September 30,
	2021 (As Restated)	2020 (As Restated)
Basic/Diluted EPS
Net income (loss) available to ordinary stockholders	$28,424	$(181,986)
Dividends on preferred shares	(22,431)	—
Net income (loss) attributable to ordinary shares	$5,993	$(181,986)

Basic weighted-average number of ordinary shares outstanding	634,508,967	387,845,438
Basic EPS	$0.01	$(0.47)

Effects of Dilutive Securities
Options	5,098,686	—
Diluted weighted-average number of ordinary shares outstanding	639,607,653	387,845,438
Diluted EPS	$0.01	$(0.47)

	Nine Months Ended September 30,
	2021 (As Restated)	2020 (As Restated)
Basic/Diluted EPS
Net loss	$(159,094)	$(336,900)
Dividends on preferred shares	(22,431)	—
Net loss attributable to ordinary shares	$(181,525)	$(336,900)

Basic weighted-average number of ordinary shares outstanding	616,135,071	369,019,802
Basic EPS	$(0.29)	$(0.91)

Diluted weighted-average number of ordinary shares outstanding	616,135,071	369,019,802
Diluted EPS	$(0.29)	$(0.91)

Note 20: Other Operating Income (Expense), Net

Other operating income (expense), net, consisted of the following for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020
Net foreign exchange gain (loss)	$427	$(3,550)
Miscellaneous (expense) income, net	(4,838)	3,412
Other operating (expense), net	$(4,411)	$(138)

	Nine Months Ended September 30,
	2021	2020
Net foreign exchange (loss) gain	$(15,387)	$10,373
Miscellaneous (expense) income, net	(4,354)	4,302
Other operating (expense) income, net	$(19,741)	$14,675

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
Adjusted EBITDA by segment

The following table presents segment profitability and a reconciliation to net income for the periods indicated:

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

	Three Months Ended September 30,
	2021 (As Restated)	2020 (As Restated)
Science Segment Adjusted EBITDA	$113,771	$83,310
Intellectual Property Segment Adjusted EBITDA	76,225	24,897
Total Adjusted EBITDA	$189,996	$108,207
(Provision) benefit for income taxes	(3,770)	(4,325)
Depreciation and amortization	(130,683)	(68,614)
Interest, net	(65,194)	(20,244)
Deferred revenues adjustment	(72)	(2,107)
Transaction related costs	(16,491)	(34,938)
Share-based compensation expense	(10,609)	(6,796)
Restructuring and impairment	(7,066)	(3,192)
Mark to market adjustment on financial instruments	83,013	(144,753)
Other	(10,700)	(5,224)
Net income (loss)	$28,424	$(181,986)
Dividends on preferred shares	(22,431)	—
Net income (loss) attributable to ordinary shares	$5,993	$(181,986)

	Nine Months Ended September 30,
	2021 (As Restated)	2020 (As Restated)
Science Segment Adjusted EBITDA	$305,119	$226,551
Intellectual Property Segment Adjusted EBITDA	238,696	59,997
Total Adjusted EBITDA	$543,815	$286,548
Provision for income taxes	(12,240)	(13,693)
Depreciation and amortization	(392,513)	(176,200)
Interest, net	(141,156)	(72,306)
Deferred revenues adjustment	(4,465)	(7,421)
Transaction related costs	(7,473)	(70,154)
Share-based compensation expense	(107,767)	(31,121)
Restructuring and impairment	(125,685)	(26,792)
Mark to market adjustment on financial instruments	113,207	(224,175)
Other	(24,817)	(1,586)
Net loss	$(159,094)	$(336,900)
Dividends on preferred shares	(22,431)	—
Net loss attributable to ordinary shares	$(181,525)	$(336,900)

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

MCPS Dividends

As noted in Note 16 - Shareholders’ Equity, dividends on our convertible preferred shares will be payable on a cumulative basis when, as and if declared by our board of directors, or an authorized committee of our board of directors, at an annual rate of 5.25% of the liquidation preference of $100.00 per share. Refer to Note 16 - Shareholders’ Equity for further details.

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

CPA Global Acquisition Integration and Optimization Program
During the fourth quarter of 2020, the Company approved restructuring actions designed to eliminate duplicative costs following the acquisition of CPA Global and to streamline our operations simplifying our organization and reducing our leasing portfolio. Restructuring charges included actions to reduce operational costs. Components of the pre-tax charges include $$(8,505) and $0 in severance costs and $2,634 and $0 in other costs incurred during the three months ended September 30, 2021 and 2020, respectively. Costs incurred during the nine months ended September 30, 2021 and 2020 include $36,293 and $0 in severance costs and $72,170 and $0 in other costs. The Science and IP segments incurred $1,105 and $1,580 of the expense, respectively, during the three months ended September 30, 2021 and $37,280 and $67,486 during the nine months ended September 30, 2021. The table below summarizes the activity related to the restructuring reserves across each of Clarivate's cost-saving's programs.

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

Restructuring Programs	Severance and Related Benefit Costs (As Restated)	Costs Associated with Exit and Disposal Costs (1)	Total (As Restated)
Reserve Balance as of December 31, 2019	$9,506	$—	$9,506
Expenses recorded	6,574	1,180	7,754
Payments made	(6,647)	—	(6,647)
Reserve Balance as of March 31, 2020	9,433	1,180	10,613
Expenses recorded	8,177	7,669	15,846
Payments made	(5,549)	(199)	(5,748)
Asset Impairment Charge	—	(4,908)	(4,908)
Reserve Balance as of June 30, 2020	$12,061	$3,742	$15,803
Expenses recorded	1,682	1,510	3,192
Payments made	(3,952)	(2,592)	(6,544)
Asset Impairment Charge	—	—	—
Reserve Balance as of September 30, 2020	$9,791	$2,660	$12,451

Reserve Balance as of December 31, 2020	$25,712	$4,475	$30,187
Expenses recorded(2)	22,236	45,659	67,895
Payments made	(15,926)	(1,111)	(17,037)
Asset Impairment Charge	(1,409)	(40,806)	(42,215)
Reserve Balance as of March 31, 2021	$30,613	$8,217	$38,830
Expenses recorded(2)	26,257	24,467	50,724
Payments made	(10,686)	(2,196)	(12,882)
Asset Impairment Charge	—	(20,584)	(20,584)
Reserve Balance as of June 30, 2021	$46,184	$9,904	$56,088
Expenses recorded(2)	2,692	4,373	7,066
Payments made(3)	(13,749)	(1,973)	(15,722)
Asset Impairment Charge	—	(812)	(812)
Reserve Balance as of September 30, 2021	$35,127	$11,493	$46,620
(1) Relates primary to lease exit costs and legal and advisory fees.
(2) Expenses include the acceleration of phantom equity awards under the CPA Global Equity Plan that were held by employees whose employment was involuntarily terminated. These expenses will be paid in cash and are accounted for as a liability award. See Note 2 - Basis of Presentation for more information

(3) Severance and related benefit cost payments includes $(3,394) of non-cash adjustments, primarily related to the acceleration of stock based compensation awards.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
The following table is a summary of charges incurred related to the Company's restructuring programs for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,
	2021 (As Restated)	2020
Severance and related benefit costs(1)	$2,692	$1,682
Costs associated with exit and disposal activities (2)	3,369	655
Costs associated with lease exit costs including impairment (3)	1,005	855
Total restructuring and impairment	$7,066	$3,192

	Nine Months Ended September 30,
	2021 (As Restated)	2020
Severance and related benefit costs(1)	$51,185	$16,433
Costs associated with exit and disposal activities (2)	5,602	4,596
Costs associated with lease exit costs including impairment (3)	68,898	5,763
Total restructuring and impairment	$125,685	$26,792
 (1) Expenses include the acceleration of phantom equity awards under the CPA Global Equity Plan that were held by employees whose employment was involuntarily terminated. These expenses will be paid in cash and are accounted for as a liability award. See Note 2 - Basis of Presentation for more information

(2) Relates primarily to contract exit costs, legal and advisory fees.
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

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)
The Company is filing this Amendment No. 1 ("Amendment No.1") of the Form 10-Q/A to amend our Quarterly Report on Form 10-Q for the period ended September 30, 2021, filed with the SEC on October 28, 2021 (the “Original Form 10-Q"), to restate our Condensed Consolidated Financial Statements and related footnote disclosures as of and for the three and nine months ended September 30, 2021. See Note 27 - Restatement of Previously Issued Financial Statements, for additional information related to the restatement, including descriptions of the misstatements and the impacts to previously reported financial information.

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
(b) Mark to market adjustment on financial instruments - The correction of these misstatements resulted in an adjustment of $144,753 that was recorded through the Statement of Operations, increasing the Net loss for the three months ended September 30, 2020.

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
(b) Mark to market adjustment on financial instruments - The correction of these misstatements resulted in an adjustment of $224,175 that was recorded through the Statement of Operations, increasing the Net loss for the nine months ended September 30, 2020.

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
(c) The correction of these misstatements include the mark to market adjustment on financial instruments. The correction of these misstatements resulted in an adjustment of $144,753 and $224,175 for the three and nine months ended September 30, 2020, respectively, that was recorded through the Statement of Operations, increasing the Net (loss).

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

We also concluded that the impact was material to the Company’s financial statements prepared according to U.S. GAAP. As such, the restated unaudited Consolidated Financial Statements for the quarterly period ended September 30, 2021, are defined as the “Restated Periods."
This Note 27 to the Company’s Condensed Consolidated Financial Statements discloses the restatement impact on the originally reported financial statements for the quarterly period ended September 30, 2021 and the nature of the associated adjustments. The corrections included in the Consolidated Financial Statements contained herein are further described below.
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

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

Consolidated Balance Sheets
	As of September 30,
	2021
	As Originally Reported	Restatement Impacts	As Restated
Assets
Current assets:
Cash and cash equivalents	$2,479,880	$—	$2,479,880
Restricted cash(1)	1,854,257	3,400	1,857,657
Accounts receivable, net of allowance of $8,642 and $8,745 at September 30, 2021 and December 31, 2020, respectively	610,755	—	610,755
Prepaid expenses	58,056	—	58,056
Other current assets(2)	186,298	(144,106)	42,192
Total current assets	5,189,246	(140,706)	5,048,540
Property and equipment, net	27,948	—	27,948
Other intangible assets, net	6,964,081	—	6,964,081
Goodwill(3)	6,198,701	(199,379)	5,999,322
Other non-current assets(2)	41,808	(12,810)	28,998
Deferred income taxes	30,110	(1,641)	28,469
Operating lease right-of-use assets	45,880	—	45,880
Total Assets	$18,497,774	$(354,536)	$18,143,238

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$94,494	$—	$94,494
Accrued expenses and other current liabilities(3)	592,721	(33,028)	559,693
Current portion of deferred revenues	579,935	—	579,935
Current portion of operating lease liability	28,459	—	28,459
Current portion of long-term debt	1,865,627	—	1,865,627
Total current liabilities	3,161,236	(33,028)	3,128,208
Long-term debt	3,443,578	—	3,443,578
Warrant liabilities	195,952	—	195,952
Non-current portion of deferred revenues	44,934	—	44,934
Other non-current liabilities(3)	58,332	(8,372)	49,960
Deferred income taxes(4)	324,959	4,796	329,755
Operating lease liabilities	58,443	—	58,443
Total liabilities	7,287,434	(36,604)	7,250,830
Commitments and contingencies
Shareholders’ equity:
Preferred Shares, no par value; 14,375,000 shares authorized; 5.25% Mandatory Convertible Preferred Shares, Series A, 14,375,000 and 0 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	1,392,671	—	1,392,671
Ordinary Shares, no par value; unlimited shares authorized at September 30, 2021 and December 31, 2020; 639,750,620 and 606,329,598 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	10,810,130	—	10,810,130
Treasury Shares, at cost; 6,325,860 and 6,325,860 at September 30, 2021 and December 31, 2020, respectively(2)	—	(196,038)	(196,038)
Accumulated other comprehensive income	324,904	(6,896)	318,008
Accumulated deficit	(1,317,365)	(114,998)	(1,432,363)
Total shareholders’ equity	11,210,340	(317,932)	10,892,408
Total Liabilities and Shareholders’ Equity	$18,497,774	$(354,536)	$18,143,238

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

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

Consolidated Statements of Operations
	Three Months Ended September 30,
	2021
	As Originally Reported	Restatement Impacts	As Restated
Revenues, net	$442,117	$—	$442,117
Operating expenses:
Cost of revenues(1)	(141,111)	374	(140,737)
Selling, general and administrative costs(1)	(141,219)	(3,626)	(144,845)
Depreciation	(2,657)	—	(2,657)
Amortization	(128,026)	—	(128,026)
Restructuring and impairment(1)	(15,621)	8,555	(7,066)
Other operating expense, net	(4,411)	—	(4,411)
Total operating expenses	(433,045)	5,303	(427,742)
Income (loss) from operations	9,072	5,303	14,375
Mark to market adjustment on financial instruments	83,013	—	83,013
Income (loss) before interest expense and income tax	92,085	5,303	97,388
Interest expense and amortization of debt discount, net	(65,194)	—	(65,194)
Income (loss) before income tax	26,891	5,303	32,194
Provision for income taxes	(3,579)	(191)	(3,770)
Net income (loss)	23,312	5,112	28,424
Dividends on preferred shares	(22,431)	—	(22,431)
Net income (loss) attributable to ordinary shares	$881	$5,112	$5,993

Per share:
Basic	$—	$0.01	$0.01
Diluted	$—	$0.01	$0.01

Weighted average shares used to compute earnings per share:
Basic	640,834,827	634,508,967	634,508,967
Diluted	645,933,513	639,607,653	639,607,653
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

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

	Nine Months Ended September 30,
	2021
	As Originally Reported	Restatement Impacts	As Restated
Revenues, net	$1,316,192	$—	$1,316,192
Operating expenses:
Cost of revenues(1)	(416,459)	(21,852)	(438,311)
Selling, general and administrative costs(1)	(402,378)	(56,469)	(458,847)
Depreciation	(9,243)	—	(9,243)
Amortization	(383,270)	—	(383,270)
Restructuring and impairment(1)	(121,988)	(3,697)	(125,685)
Other operating expense, net	(19,741)	—	(19,741)
Total operating expenses	(1,353,079)	(82,018)	(1,435,097)
Income (loss) from operations	(36,887)	(82,018)	(118,905)
Mark to market adjustment on financial instruments	113,207	—	113,207
Income (loss) before interest expense and income tax	76,320	(82,018)	(5,698)
Interest expense and amortization of debt discount, net	(141,156)	—	(141,156)
Income (loss) before income tax	(64,836)	(82,018)	(146,854)
Provision for income taxes	(18,016)	5,776	(12,240)
Net income (loss)	(82,852)	(76,242)	(159,094)
Dividends on preferred shares	(22,431)	—	(22,431)
Net income (loss) attributable to ordinary shares	$(105,283)	$(76,242)	$(181,525)

Per share:
Basic	$(0.17)	$(0.12)	$(0.29)
Diluted	$(0.17)	$(0.12)	$(0.29)

Weighted average shares used to compute earnings per share:
Basic	622,460,931	616,135,071	616,135,071
Diluted	622,460,931	616,135,071	616,135,071
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

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

Consolidated Statements of Comprehensive Income (Loss)
	Three Months Ended September 30,
	2021
	As Originally Reported	Restatement Impacts	As Restated
Net income (loss)	$23,312	$5,112	$28,424
Other comprehensive income (loss), net of tax:
Interest rate swaps	333	—	333
Defined benefit pension plans	(4)	—	(4)
Foreign currency translation adjustment	(246,979)	5,559	(241,420)
Total other comprehensive income (loss), net of tax	(246,650)	5,559	(241,091)
Comprehensive loss	$(223,338)	$10,671	$(212,667)

Consolidated Statements of Comprehensive Income (Loss)
	Nine Months Ended September 30,
	2021
	As Originally Reported	Restatement Impacts	As Restated
Net loss	$(82,852)	$(76,242)	$(159,094)
Other comprehensive income (loss), net of tax:
Interest rate swaps	1,884	—	1,884
Defined benefit pension plans	(12)	—	(12)
Foreign currency translation adjustment	(180,489)	4,243	(176,246)
Total other comprehensive loss, net of tax	(178,617)	4,243	(174,374)
Comprehensive loss	$(261,469)	$(71,999)	$(333,468)

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

Consolidated Statements of Changes in Equity
	As Restated
	Ordinary Shares		Preferred Shares		Treasury Shares		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	606,329,598	$9,989,284	—	$—	6,325,860	$(196,038)	$492,382	$(1,250,838)	$9,034,790
Exercise of Private Placement Warrants	212,174	3,592	—	—	—	—	—	—	3,592
Exercise of stock options	835,917	5,074	—	—	—	—	—	—	5,074
Vesting of restricted stock units	15,958	—	—	—	—	—	—	—	—
Shares returned to the Company for net share settlements	(434,059)	(4,489)	—	—	—	—	—	—	(4,489)
Issuance of ordinary shares, net	4,395,638	105,509	—	—	—	—	—	—	105,509
Share-based award activity	—	10,479	—	—	—	—	—	—	10,479
Net loss	—	—	—	—	—	—	—	(55,951)	(55,951)
Other comprehensive income	—	—	—	—	—	—	19,593	—	19,593
Balance at March 31, 2021	611,355,226	$10,109,449	—	$—	6,325,860	$(196,038)	$511,975	$(1,306,789)	$9,118,597
Exercise of stock options	1,581,518	9,761	—	—	—	—	—	—	9,761
Vesting of restricted stock units	446,324	—	—	—	—	—	—	—	—
Shares returned to the Company for net share settlements	(809,644)	(17,245)	—	—	—	—	—	—	(17,245)
Issuance of ordinary shares, net	206,052,933	5,780,933	—	—	—	—	—	—	5,780,933
Repurchase of ordinary shares	—	—	—	—	(177,206,779)	(5,052,165)	—	—	(5,052,165)
Retirement of treasury shares	(177,206,779)	(5,052,165)	—	—	177,206,779	5,052,165	—	—	—
Share-based award activity	—	12,816	—	—	—	—	—	—	12,816
Issuance of preferred shares, net	—	—	14,375,000	1,393,222	—	—	—	—	1,393,222
Net loss	—	—	—	—	—	—	—	(131,567)	(131,567)
Other comprehensive income	—	—	—	—	—	—	47,124	—	47,124
Balance at June 30, 2021	641,419,578	$10,843,549	14,375,000	$1,393,222	6,325,860	$(196,038)	$559,099	$(1,438,356)	$11,161,476
Exercise of stock options	328,531	2,415	—	—	—	—	—	—	2,415
Vesting of restricted stock units	114,962	—	—	—	—	—	—	—	—
Shares returned to the Company for net share settlements	(177,481)	279	—	—	—	—	—	—	279
Issuance of ordinary shares, net	—	(688)	—	—	—	—	—	—	(688)
Repurchases of ordinary shares	—	—	—	—	(2,599,700)	(65,215)	—	—	(65,215)
Retirement of treasury shares	(2,599,700)	(65,215)	—	—	2,599,700	65,215	—	—	—
Share-based award activity	—	13,649	—	—	—	—	—	—	13,649
Issuance of preferred shares, net	—	—	—	(551)	—	—	—	—	(551)
Dividends to preferred stockholders	664,730	16,141	—	—	—	—	—	(22,431)	(6,290)
Net income	—	—	—	—	—	—	—	28,424	28,424
Other comprehensive loss	—	—	—	—	—	—	(241,091)	—	(241,091)
Balance at September 30, 2021 (As Restated)	639,750,620	$10,810,130	14,375,000	$1,392,671	6,325,860	$(196,038)	$318,008	$(1,432,363)	$10,892,408

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

	Nine Months Ended September 30,
	2021
	As Originally Reported	Restatement Impacts	As Restated
Cash Flows From Operating Activities
Net loss	$(82,852)	$(76,242)	$(159,094)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	392,513	—	392,513
Bad debt expense	6,832	—	6,832
Deferred income tax benefit	(11,084)	8	(11,076)
Share-based compensation	36,944	(33,890)	3,054
Restructuring and impairment	60,232	(9,253)	50,979
Loss (gain) on foreign currency forward contracts	4,026	—	4,026
Mark to market adjustment on contingent and phantom shares	(34,503)	9,418	(25,085)
Mark to market adjustment on financial instruments	(113,207)	—	(113,207)
Deferred finance charges	9,050	—	9,050
Other operating activities	3,565	—	3,565
Changes in operating assets and liabilities:
Accounts receivable	114,038	—	114,038
Prepaid expenses	(887)	—	(887)
Other assets	60,749	—	60,749
Accounts payable	13,550	—	13,550
Accrued expenses and other current liabilities	(14,208)	104,647	90,439
Deferred revenues	(116,312)	—	(116,312)
Operating lease right of use assets	16,838	—	16,838
Operating lease liabilities	(37,362)	—	(37,362)
Other liabilities	(2,407)	5,312	2,905
Net cash provided by operating activities	305,515	—	305,515

Cash Flows From Investing Activities
Capital expenditures	(86,197)	—	(86,197)
Acquisitions, net of cash acquired	(14,314)	—	(14,314)
Net cash used in investing activities	(100,511)	—	(100,511)

Cash Flows From Financing Activities
Proceeds from issuance of debt	2,000,000	—	2,000,000
Redemption of Notes not exchanged	(157,424)	—	(157,424)
Principal payments on term loan	(21,450)	—	(21,450)
Repayments of revolving credit facility	—	—	—
Payment of debt issuance costs	(7,471)	—	(7,471)
Contingent purchase price payment	—	—	—
Proceeds from issuance of preferred shares	1,392,671	—	1,392,671

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data, option prices, ratios or as noted)

	Nine Months Ended September 30,
	2021
	As Originally Reported	Restatement Impacts	As Restated
Proceeds from issuance of ordinary shares	728,080	—	728,080
Repurchases of ordinary shares	(65,215)	—	(65,215)
Cash dividends on preferred shares	(1)	—	(1)
Proceeds from warrant exercises	—	—	—
Proceeds from stock options exercised	17,250	—	17,250
Payments related to tax withholding for stock-based compensation	(21,455)	—	(21,455)
Net cash provided by financing activities	3,864,985	—	3,864,985
Effects of exchange rates	(4,860)	—	(4,860)
Net increase in cash and cash equivalents, and restricted cash	4,065,129	—	4,065,129

Beginning of period:
Cash and cash equivalents	$257,730	$—	$257,730
Restricted cash	11,278	3,400	14,678
Total cash and cash equivalents, and restricted cash, beginning of period	269,008	3,400	272,408
Less: Cash included in assets held for sale, end of period	—	—	—
Cash and cash equivalents, and restricted cash, end of period	4,334,137	3,400	4,337,537

End of period:
Cash and cash equivalents	2,479,880	—	2,479,880
Restricted cash	1,854,257	3,400	1,857,657
Total cash and cash equivalents, and restricted cash, end of period	$4,334,137	$3,400	$4,337,537

Supplemental Cash Flow Information:
Cash paid for interest	$97,401	$—	$97,401
Cash paid for income tax	$22,387	$—	$22,387
Capital expenditures included in accounts payable	$6,612	$—	$6,612

Non-Cash Financing Activities:
Shares issued to Capri Acquisition Topco Limited	$5,052,165	$—	$5,052,165
Retirement of treasury shares	(5,117,380)	—	(5,117,380)
Shares issued as contingent stock consideration associated with the DRG acquisition	61,619	—	61,619
Shares issued as contingent stock consideration associated with the CPA Global acquisition	43,890	—	43,890
Shares issued as dividends on our 5.25% Series A Mandatory Convertible Preferred Shares	16,141	—	16,141
Dividends accrued on our 5.25% Series A Mandatory Convertible Preferred Shares	6,289	—	6,289
Total Non-Cash Financing Activities	$62,724	$—	$62,724

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

We have also restated certain previously reported financial information at September 30, 2021 and December 31, 2020, as well as for the three and nine months ended September 30, 2021 and September 30, 2020 in this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including but not limited to information within the Results of Operations, Non-GAAP Financial Measures and Liquidity and Capital Resource sections.

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
Acquisition of CPA Global
On October 1, 2020, we acquired 100% of the assets, liabilities and equity interests of CPA Global, a global leader in intellectual property software and tech-enabled services. Clarivate acquired all of the outstanding shares of CPA Global in a cash and stock transaction. The aggregate consideration in connection with the closing of the CPA Global acquisition was $8,540,886, net of $102,675 cash acquired, including an equity hold-back consideration of $46,485. The aggregate consideration was composed of (i) $6,565,477 from the issuance of up to 218,183,778 ordinary shares to Redtop Holdings Limited, a portfolio company of Leonard Green & Partners, L.P., representing approximately 35% pro forma fully diluted ownership of Clarivate and (ii) approximately $2,078,084 in cash to fund the repayment of CPA Global's parent company outstanding debt of $2,055,822 and related interest swap termination fee of $22,262. Of the 218,306,663 ordinary shares issuable in the acquisition, Clarivate issued 210,357,918 ordinary shares as of October 1, 2020, which is net of 6,325,860 ordinary shares that were transferred to a trust established to fund the CPA Global Phantom Equity Plan.
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
In June 2021, concurrently with the June 2021 Ordinary Share Offering, we completed an underwritten public offering of 14,375,000 of our 5.25% Series A Mandatory Convertible Preferred Shares (which included 1,875,000 of our MCPS that the underwriters purchased pursuant to their option to purchase additional shares). See Note 16 - Shareholders’ Equity for further details on the MCPS offering.
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

CPA Global Acquisition Integration and Optimization Program

During the fourth quarter of 2020, the Company approved restructuring actions designed to eliminate duplicative costs following the acquisition of CPA Global and to streamline our operations simplifying our organization and reducing our leasing portfolio. As a result of these actions, the company expects to record total pre-tax restructuring charges of approximately $135,196 for all phases of the program. Approximately $131,358 of costs have been incurred to date under the program and $3,838 are expected to be incurred in a future period. This estimate includes approximately $1,636 for severance related charges, approximately $2,202 of estimated maximum lease exit costs. To the extent vesting of awards were accelerated for colleagues that were involuntarily terminated relating to the acquired CPA Global Phantom equity plan, the Company accounted for these as a modification and acceleration of share-based compensation charges of $(8,555) and $3,697 within the Restructuring and impairment line item of the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2021.

During the three months ended September 30, 2021, and 2020, the Company recorded pre-tax charges of $(5,871) and $0 recognized within Restructuring and impairment in the Consolidated Statements of Operations. These charges were composed of $(8,505) and $0 of severance and related benefit costs, $1,629 and $0 of contract exit costs and legal and advisory fees, and $1,005 and $0 of lease impairment and location exit costs. During the nine months ended September 30, 2021, and 2020, the Company recorded pre-tax charges of $108,463 and $0 recognized within Restructuring and impairment in the Consolidated Statements of Operations. These charges were composed of $36,293 and $0 of severance and related benefit costs, $3,708 and $0 of contract exit costs and legal and advisory fees, and $68,462 and $0 of lease impairment and location exit costs.

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
We monitor ACV because it represents a leading indicator of the potential subscription revenues that may be generated from our existing customer base over the upcoming 12-month period. Measurement of subscription revenues as a key operating metric is particularly relevant because a majority of our revenues are generated through subscription-based and re-occurring revenues, which accounted for 80.7% and 77.5% of our total revenues for the three months ended September 30, 2021 and 2020 and 80.4% and 78.4% for the nine months ended September 30, 2021, and 2020, respectively. We calculate and monitor ACV for each of our segments, and use the metric as part of our evaluation of our business and trends.
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

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
Results of Operations
The following table presents the results of operations for the three months ended September 30, 2021, and 2020:

	Three Months Ended September 30,		Change 2021 vs. 2020
(in thousands, except percentages)	2021 (As Restated)(1)	2020 (As Restated)(2)	$	%
Revenues, net	$442,117	$284,360	$157,757	55.5%
Operating expenses:
Cost of revenues	(140,737)	(93,554)	47,183	50.4%
Selling, general and administrative costs	(144,845)	(131,526)	13,319	10.1%
Depreciation	(2,657)	(2,918)	(261)	(8.9)%
Amortization	(128,026)	(65,696)	62,330	94.9%
Restructuring and impairment	(7,066)	(3,192)	3,874	121.4%
Other operating expense, net	(4,411)	(138)	4,273	3,096.4%
Total operating expenses	(427,742)	(297,024)	130,718	44.0%
Income (loss) from operations	14,375	(12,664)	27,039	213.5%
Mark to market adjustment on financial instruments	83,013	(144,753)	(227,766)	(157.3)%
Income (loss) before interest expense and income tax	97,388	(157,417)	254,805	161.9%
Interest expense and amortization of debt discount, net	(65,194)	(20,244)	44,950	222.0%
Income (loss) before income tax	32,194	(177,661)	209,855	118.1%
Provision for income taxes	(3,770)	(4,325)	(555)	(12.8)%
Net income (loss)	28,424	(181,986)	210,410	115.6%
Dividends on preferred shares	(22,431)	—	22,431	100.0%
Net income (loss) attributable to ordinary shares	$5,993	$(181,986)	$187,979	103.3%
(1) The share-based compensation charges adjustments recorded within the Cost of revenues of $(374), Selling, general and administrative costs of $3,626 and Restructuring and impairment of $(8,555) in the As Restated 2021 column represent the correction and restatement per this Form 10-Q/A. See Note 27 - Restatement of Previously Issued Financial Statementss, in Item 1, Financial Statements (Unaudited), for additional information related to the restatement of the Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2021.
(2) The As Restated 2020 column includes adjustments pertaining to errors in the Private Placement Warrants that were initially issued by the SPAC. See Note 25 - Restatement of Prior Period Financial Statements, in Item 1, Financial Statements (Unaudited), for additional information related to the restatement of the Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2020.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)

The following table presents the results of operations for the nine months ended September 30, 2021, and 2020:

	Nine Months Ended September 30,		Change 2021 vs. 2020
(in thousands, except percentages)	2021 (As Restated)(1)	2020 (As Restated)(2)	$	%
Revenues, net	$1,316,192	$798,452	$517,740	64.8%
Operating expenses:
Cost of revenues	(438,311)	(268,614)	169,697	63.2%
Selling, general and administrative costs	(458,847)	(368,247)	90,600	24.6%
Depreciation	(9,243)	(8,151)	1,092	13.4%
Amortization	(383,270)	(168,049)	215,221	128.1%
Restructuring and impairment	(125,685)	(26,792)	98,893	369.1%
Other operating (expense) income, net	(19,741)	14,675	34,416	234.5%
Total operating expenses	(1,435,097)	(825,178)	609,919	73.9%
Loss from operations	(118,905)	(26,726)	92,179	344.9%
Mark to market adjustment on financial instruments	113,207	(224,175)	(337,382)	(150.5)%
Income (loss) before interest expense and income tax	(5,698)	(250,901)	245,203	(97.7)%
Interest expense and amortization of debt discount, net	(141,156)	(72,306)	68,850	95.2%
Loss before income tax	(146,854)	(323,207)	(176,353)	(54.6)%
Provision for income taxes	(12,240)	(13,693)	(1,453)	(10.6)%
Net loss	(159,094)	(336,900)	(177,806)	(52.8)%
Dividends on preferred shares	(22,431)	—	22,431	(100.0)%
Net loss attributable to ordinary shares	$(181,525)	$(336,900)	$(155,375)	(46.1)%
(1) The share-based compensation charge adjustments recorded within the Cost of revenues of $21,852, Selling, general and administrative costs of $56,469 and Restructuring and impairment of $82,018 in the 'As Restated' 2021 column represent the correction and restatement per this Form 10-Q/A. See Note 27 - Restatement of Previously Issued Financial Statements, in Item 1, Financial Statements (Unaudited), for additional information related to the restatement of the Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2021.
(2) The 'As Restated' 2020 column includes adjustments pertaining to errors in the Private Placement Warrants that were initially issued by the SPAC. See Note 25 - Restatement of Prior Period Financial Statements, in Item 1, Financial Statements (Unaudited), for additional information related to the restatement of the Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2020.

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

Cost of Revenues
Cost of revenues of $140,737 for the three months ended September 30, 2021, increased by $47,183, or 50.4%, from $93,554 for the three months ended September 30, 2020. On a constant currency basis, cost of revenues increased by $46,127, or 49.3%, for the three months ended September 30, 2021. The increase for the three months ended September 30, 2021 was primarily due to the additional costs of revenues for CPA Global, which was acquired in October 2020, as well as an increase in share-based compensation expenses, partially offset by a reduction in cost of revenues for the Techstreet divestiture in Q4 2020. Cost of revenues as a percentage of revenues, net decreased by 1.1% to 31.8% for the three months ended September 30, 2021 compared to 32.9% for the three months ended September 30, 2020 primarily driven by the cost-saving and margin improvement programs designed to generate substantial incremental cash flow including the Operation Simplification and Optimization Program, the DRG Acquisition Integration Program, and CPA Global Acquisition Integration and Optimization Program.
Cost of revenues of $438,311 for the nine months ended September 30, 2021, increased by $169,697, or 63.2%, from $268,614 for the nine months ended September 30, 2020. On a constant currency basis, cost of revenues increased by $164,112, or 61.1%, for the nine months ended September 30, 2021. The increase for the nine months ended September 30, 2021 was primarily due to additional costs of revenues for CPA Global, which was acquired in October 2020, two additional months of costs related to DRG, increased share-based compensation expenses, partially offset by a reduction in cost of revenues for the Techstreet divestiture in Q4 2020. Cost of revenues as a percentage of revenues, net decreased by 0.3% to 33.3% for the nine months ended September 30, 2021 compared to 33.6% for the nine months ended September 30, 2020 primarily driven by the cost-saving and margin improvement programs designed to generate substantial incremental cash flow including the Operation Simplification and Optimization Program, the DRG Acquisition Integration Program, CPA Global Acquisition Integration and Optimization Program.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
Selling, General and Administrative
Selling, general and administrative expense of $144,845 for the three months ended September 30, 2021, increased by $13,319, or 10.1%, from $131,526 for the three months ended September 30, 2020. On a constant currency basis, selling, general and administrative expense increased by $12,563, or 9.6%, for the three months ended September 30, 2021. The increase for the three months ended September 30, 2021 was primarily due to additional costs related to the CPA Global Transaction, which was acquired in October 2020, an increase in share-based compensation expenses, partially offset by the Techstreet divestiture in Q4 2020. Selling, general and administrative costs as a percentage of revenues, net decreased by 13.5% to 32.8% for the three months ended September 30, 2021 compared to 46.3% for the three months ended September 30, 2020 primarily driven by the cost-saving and margin improvement programs designed to generate substantial incremental cash flow including the Operation Simplification and Optimization Program, the DRG Acquisition Integration Program, CPA Global Acquisition Integration and Optimization Program, as well as the One Clarivate restructuring plan, which streamlines operations within targeted areas of the Company. The program is expected to result in a reduction in operational costs, with the primary driver of the cost saving being from a reduction in workforce.
Selling, general and administrative expense of $458,847 for the nine months ended September 30, 2021, increased by $90,600, or 24.6%, from $368,247 for the nine months ended September 30, 2020. On a constant currency basis, selling, general and administrative expense increased by $85,485, or 23.2%, for the nine months ended September 30, 2021. The increase for the nine months ended September 30, 2021 was primarily due to increased costs associated with the CPA Global Transaction, partially offset by a reduction in transaction expenses associated with the DRG acquisition in Q1 of 2020, the Techstreet divestiture in Q4 2020, a gain associated with the mark to market adjustment on contingent and phantom shares, and a reduction in employee related costs and outside services including consulting fees and marketing costs. Selling, general and administrative costs as a percentage of revenues, net decreased by 11.2% to 34.9% for the nine months ended September 30, 2020 compared to 46.1% for the nine months ended September 30, 2020 primarily driven by the reductions highlighted above, as well as cost-saving and margin improvement programs designed to generate substantial incremental cash flow including the Operation Simplification and Optimization Program, the DRG Acquisition Integration Program, CPA Global Acquisition Integration and Optimization Program, as well as the One Clarivate restructuring plan, which streamlines operations within targeted areas of the Company. The program is expected to result in a reduction in operational costs, with the primary driver of the cost saving being from a reduction in workforce.
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
Restructuring and Impairment
Restructuring and impairment charges of $7,066 for the three months ended September 30, 2021, increased by $3,874, or 121.4%, from $3,192 for the three months ended September 30, 2020. Restructuring and impairment charges of $125,685 for the nine months ended September 30, 2021, increased by $98,893, or 369.1%, from $26,792 for the nine months ended September 30, 2020. The increase for the three and nine months ended September 30, 2021 was primarily driven by cost-saving and margin improvement programs designed to generate substantial incremental cash flow including the CPA Global Acquisition Integration and Optimization Program implemented in Q4 2020, as well as the One Clarivate restructuring plan, which streamlines operations within targeted areas of the Company implemented in Q2 2021. The increase was partially

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
offset by the wind down of costs associated with the Operation Simplification and Optimization Program and the DRG Acquisition Integration Program.
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
Provision (benefit) for Income Taxes
Provision for income taxes of $3,770 on pre-tax book income of $32,194 for the three months ended September 30, 2021, decreased by $555 from a provision of $4,325 on a pre-tax book loss of $177,661 for the three months ended September 30, 2020. Provision for income taxes of $12,240 on a pre-tax book loss of $146,854 for the nine months ended September 30, 2021, decreased by $1,453 from a provision of $13,693 on a pre-tax book loss of $323,207 for the nine months ended September 30, 2020. The effective tax rate being 8.3% for the nine months ended September 30, 2021, compared to 4.2% for the nine months ended September 30, 2020. The overall increase in tax expense is due to the mix of taxing jurisdictions in which pre-tax profits and losses were recognized. The current year effective tax rate may not be indicative of our effective tax rates for future periods.

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

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
The following table presents our calculation of Adjusted EBITDA for the three and nine months ended September 30, 2021 and 2020, and reconciles these measures to our Net loss for the same periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2021 (As Restated)(6)	2020 (As Restated)(7)	2021 (As Restated)(6)	2020 (As Restated)(7)
Net income (loss) attributable to ordinary shares	$5,993	$(181,986)	$(181,525)	$(336,900)
Dividends on preferred shares	22,431	—	22,431	—
Net income (loss)	28,424	(181,986)	(159,094)	(336,900)
Provision (benefit) for income taxes	3,770	4,325	12,240	13,693
Depreciation and amortization	130,683	68,614	392,513	176,200
Interest expense and amortization of debt discount, net	65,194	20,244	141,156	72,306
Deferred revenues adjustment (1)	72	2,107	4,465	7,421
Transaction related costs (2)	16,491	34,938	7,473	70,154
Share-based compensation expense	10,609	6,796	107,767	31,121
Restructuring and impairment (3)	7,066	3,192	125,685	26,792
Mark to market adjustment on financial instruments (4)	(83,013)	144,753	(113,207)	224,175
Other (5)	10,700	5,224	24,817	1,586
Adjusted EBITDA	$189,996	$108,207	$543,815	$286,548
Adjusted EBITDA margin	43.0%	37.8%	41.2%	35.6%

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
(3)Reflects costs related to restructuring and impairment associated with the acquisition of primarily DRG and CPA Global in 2020. This also includes costs incurred in connection with the initiative, following our merger with Churchill Capital Corp in 2019, to streamline our operations by simplifying our organization and focusing on two segments. During 2021, the CPA Global plan continued as well as the addition of a new One Clarivate Program, which was an approved restructuring action to streamline operations within targeted areas of the Company. Additionally, during the three and nine months ended September 30, 2021, we incurred impairment charges taken on right-of-use assets of $757 and $50,979, respectively, relating the exit and ceased use of leased properties.
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
(6)The 'As Restated' 2021 column represent the correction and restatement per this Form 10-Q/A relating to errors in the equity plan of CPA Global that were incorrectly included as part of the purchase accounting. See Note 27 - Restatement of Previously Issued Financial Statements, in Item 1, Financial Statements (Unaudited), for additional information related to the restatement of the Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2021.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
(7)The 'As Restated' 2020 column includes adjustments pertaining to errors in the Private Placement Warrants that were initially issued by the SPAC. See Note 25 - Restatement of Prior Period Financial Statements, in Item 1, Financial Statements (Unaudited), for additional information related to the restatement of the Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2020.
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
Unrestricted cash and cash equivalents was $2,479,880 and $257,730 as of September 30, 2021 and December 31, 2020, respectively. Restricted cash increased from $14,678 as of December 31, 2020 to $1,857,657 as of September 30, 2021 due to the restrictive conditions placed on the use of cash received from our 2021 New Senior Secured Notes and New Senior Notes. The gross proceeds were deposited by the Issuer, and are currently held, in segregated escrow accounts. Refer to Note 14 - Debt in Item 1, Financial Statements and Supplementary Data, for additional information. As of September 30, 2021, we had approximately $5,368,526 of debt, consisting primarily of $2,825,950 in borrowings under our term loan facility, $921,399 in outstanding principal of our new senior notes due 2029, $921,177 in outstanding principal of our new senior secured notes due 2028, $700,000 in outstanding principal of senior secured notes due 2026 and $0 of borrowings under our revolving credit facility.

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

Cash Flows

The following table discloses our consolidated cash flows provided by (used in) operating, investing and financing activities for the periods presented:

	Nine Months Ended September 30,		Change 2021 vs. 2020
(in thousands)	2021	2020	$	%
Net cash provided by operating activities	$305,515	$128,022	$177,493	139%
Net cash used in investing activities	(100,511)	(966,151)	(865,640)	(90)%
Net cash provided by financing activities	3,864,985	1,370,079	2,494,906	182%
Effect of exchange rates	(4,860)	(6,447)	1,587	25%
Net increase in cash and cash equivalents, and restricted cash	4,065,129	525,503	3,539,626	674%
Cash and cash equivalents, and restricted cash beginning of the year	272,408	76,139	196,269	258%
Cash and cash equivalents, and restricted cash end of the period	$4,337,537	$601,642	$3,735,895	621%

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

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)

Net Working Capital
(in thousands, except ratio)	September 30, 2021	December 31, 2020	September 30, 2020	December 31, 2019
Current assets	5,048,540	1,147,564	944,251	493,076
Current liabilities	3,128,208	1,423,093	662,676	650,998
Net Working Capital	1,920,332	(275,529)	281,575	(157,922)

Cash Flows Used in Investing Activities
Net cash used in investing activities was $100,511 and $966,151 for the nine months ended September 30, 2021 and 2020, respectively. The $865,640 decrease in cash used in investing activities was primarily due to acquisitions, net of cash acquired due to the acquisition of DRG in February 2020 and acquisition of intangible assets due to key business intangible assets acquired from CustomersFirst Now in June 2020, partially offset by the acquisition of Bioinfogate in August 2021. The decrease in cash used in investing activities was offset by an increase in capital expenditures and cash flows provided by the divestiture related to the sale of MarkMonitor AntiFraud, Antipiracy, and Brand Protection Products in January 2020.
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

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
The following table reconciles Standalone Adjusted EBITDA to our Net loss for the periods presented:

	Twelve months ended September 30,
	2021 (As Restated)(9)	2020 (As Restated)(10)
(in thousands)
Net loss attributable to ordinary shares	$(195,250)	$(421,321)
Dividends on preferred shares	22,431	—
Net loss	(172,819)	(421,321)
Provision for income taxes	(4,151)	18,298
Depreciation and amortization	519,463	231,585
Interest, net	180,764	136,057
Deferred revenues adjustment (1)	20,145	7,497
Transaction related costs (2)	36,605	74,295
Share-based compensation expense	147,118	35,829
Gain on sale of Techstreet	(28,140)	—
Restructuring and impairment (3)	155,031	42,462
Impairment on assets held for sale	—	18,431
Mark to market adjustment on financial instruments (4)	(132,320)	223,809
Other (5)	22,171	4,157
Adjusted EBITDA	743,867	371,099
Realized foreign exchange gain	4,609	(5,730)
DRG Adjusted EBITDA impact (6)	—	26,580
Bioinfogate Adjusted EBITDA impact(6)	325	—
Cost savings (7)	59,039	36,345
Excess standalone costs (8)	—	29,959
Standalone Adjusted EBITDA	$807,840	$458,253
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
(9)The 'As Restated' 2021 column represent the correction and restatement per this Form 10-Q/A relating to errors in the equity plan of CPA Global that were incorrectly included as part of the purchase accounting. See Note 27 - Restatement of Previously Issued Financial Statements, in Item 1, Financial Statements (Unaudited), for additional information related to the restatement of the Condensed Consolidated Financial Statements.
(10)The 'As Restated' 2020 column includes adjustments pertaining to errors in the Private Placement Warrants that were initially issued by the SPAC. See Note 25 - Restatement of Prior Period Financial Statements, in Item 1, Financial Statements (Unaudited), for additional information related to the restatement of the Condensed Consolidated Financial Statements.
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
The Company maintained a contingent stock liability based on observable market data relating to the CPA Global acquisition that occurred on October 1, 2020. The amount was settled on January 21, 2021 through the issuance of ordinary shares. The contingent stock liability was $0 and $44,565 as of September 30, 2021 and December 31, 2020, recorded in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet. The Company recognized a gain related to the changes in the contingent stock liability of $0 and $0 for the three months ended September 30, 2021 and 2020, respectively, and $675 and $0 for the nine months ended September 30, 2021 and 2020, respectively, recorded within Selling, general and administrative costs on the Condensed Consolidated Statement of Operations.
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

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed in the reports required to be filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified material weaknesses in our internal control over financial reporting related to: 1) the lack of an effectively designed control over the communication of modifications to pre-existing compensation agreements in an acquisition transaction between legal function and the accounting function to ensure the accounting impact of the modifications could be evaluated, and (2) the lack of an effectively designed control that is designed with a sufficient level of precision to allow for an appropriate review of the tax balances associated with the opening balance sheet of acquired entities, as disclosed in our Form 10-K/A2 for the fiscal year ended December 31, 2020.

Remediation of Previously Identified Material Weakness

To address the previously reported material weakness in internal control over financial reporting related to the classification of warrant instruments, as disclosed in Part II, Item 9A in our 2020 Annual Report on Form 10-K/A2, we designed and implemented a new control to evaluate settlement features used to determine the classification of any new warrant instruments. Based on the actions taken, as well as the evaluation of the design of the new control, and the fact that there have been no new warrant instruments issued recently nor in the foreseeable future, we determined that the material weakness has been remediated as of September 30, 2021.

Remediation Plan

Our remediation plan related to the first identified material weakness includes management designing a control to identify and communicate the inventory of pre-existing compensation agreements in an acquisition transaction to the accounting department, including bring down procedures to the transaction close date to ensure the inventory includes the current version of the agreements. Our remediation plan will also include bring down procedures each quarter through the measurement period. Our remediation plan related to the second identified material weakness includes management designing an enhanced control to operate periodically during the measurement period to allow for an appropriate review of the tax balances associated with the opening balance sheet of acquired entities.

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

Item 1A. Risk Factors
There have been no material changes to the risk factors associated with our business as disclosed in Part I, Item 1A of our Form 10-K/A2.

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

4.3	Form of 3.875% senior secured note due 2028 (included in Exhibit 4.1).
4.4	Form of 4.875% senior note due 2029 (included in Exhibit 4.2).
10.1	Offer Letter, dated October 4, 2021, by and between Clarivate Plc and Heather Matzke-Hamlin (incorporated by reference to Exhibit 10.1 to Clarivate’s Form 8-K filed October 5, 2021).
31*	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following information from our Form 10-Q/A for the quarterly period ended September 30, 2021, formatted in Inline eXtensible Business Reporting Language: (i) Condensed Consolidated Statement of Comprehensive Income (unaudited), (ii) Condensed Consolidated Balance Sheet (unaudited), (iii) Condensed Consolidated Statement of Changes in Equity (unaudited), (iv) Condensed Consolidated Statement of Cash Flows (unaudited), and (v) the Notes to the Condensed Consolidated Financial Statements (unaudited).
104*	The cover page from the Company's Annual Report on Form 10-Q/A for the quarter ended September 30, 2021, formatted in Inline XBRL

*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of London, United Kingdom on February 3, 2022.

CLARIVATE PLC
By:	/s/ Jonathan Collins
Name: Jonathan Collins
Title: Executive Vice President & Chief Financial Officer