Form 10-K
period 2021-12-31
CLARIVATE Plc
filed 2022-03-10
CIK 1764046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes ☐    No ☒
The aggregate market value of the approximately 319.9 million ordinary shares held by non-affiliates of the Company (assuming for these purposes, but without conceding, that all executive officers and directors of the Company are affiliates of the Company) as of June 30, 2021, the last day of business of our most recently completed second fiscal quarter, was $8.8 billion, based on the closing sale price of the ordinary shares of $27.53 on June 30, 2021 as reported by the New York Stock Exchange.
The number of ordinary shares of the Company outstanding as of January 31, 2022 was 683,151,263.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant's Definitive Proxy Statement for the 2022 Annual Shareholders Meeting are incorporated by reference into Part III of this Form 10-K.

Note on Defined Terms and Presentation
We employ a number of defined terms in this annual report for clarity and ease of reference, which we have capitalized so that you may recognize them as such. As used throughout this annual report, unless otherwise indicated or the context otherwise requires, the terms “Clarivate,” the “Company,” “our,” “us” and “we” refer to Clarivate Plc and its consolidated subsidiaries; “Baring” refers to the affiliated funds of Baring Private Equity Asia Pte Ltd that from time to time hold our ordinary shares; “LGP” refers to affiliated funds of Leonard Green & Partners, L.P. that from time to time hold our ordinary shares; “Onex” refers to the affiliates of Onex Partners Advisor LP that from time to time hold our ordinary shares; "CIG" refers to affiliate funds of Cambridge Information Group that from time to time hold our ordinary shares; and "Atairos" refers to the affiliates of Atairos that from time to time hold our ordinary shares.
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

PART I
Item 1. Business
Overview
We are a leading global information, analytics and workflow solutions company serving the Academia & Government, Life Sciences & Healthcare, Professional Services and Consumer Goods, Manufacturing & Technology end-markets. We provide structured information and insights to facilitate the discovery, protection, management and commercialization of scientific research, inventions and brands. Our product portfolio includes well-established, market-leading products such as Web of Science, Derwent, Cortellis, DRG, CompuMark, MarkMonitor, CPA Global and ProQuest. We serve a large, diverse and global customer base. As of December 31, 2021, we served over 50,000 customers in approximately 180 countries, including the top 30 pharmaceutical companies. We believe that the strong value proposition of our content, user interfaces, visualization and analytical tools, combined with the integration of our products and services into customers’ daily workflows, leads to our substantial customer loyalty as evidenced by their high propensity to renew their subscriptions with us.

Corporations, government agencies, universities, researchers, law firms and other professional services organizations around the world depend on our high-value, curated information, analytics and services. Unstructured data has grown exponentially over the last decade. This trend has resulted in a critical need for unstructured data to be meaningfully filtered, analyzed and curated into relevant information that facilitates key operational and strategic decisions made by businesses, law firms, academic institutions and governments worldwide. Our highly curated, proprietary information created through our sourcing, aggregation, verification, translation and categorization of data has resulted in our solutions being embedded in our customers’ workflow and decision-making processes.
For the year ended December 31, 2021, we generated approximately $1,876,894 of revenues. We generated recurring revenues through our subscription-based model and re-occurring revenue transactions, which accounted for 79.1% of our revenues for the year ended December 31, 2021. In each of the past three years, we have also achieved annual revenue renewal rates in excess of 90% and our ten largest customers represented only 9% of revenues for the year ended December 31, 2021. (For information on annual revenue renewal rates, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Key Performance Indicators - Annual Revenue Renewal Rates).
The following charts illustrate our revenues for the year ended December 31, 2021 by group, type and geography:
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

Science Segment (48% of revenues for the year ended December 31, 2021)

Our Science segment consists of our Academia & Government and Life Sciences & Healthcare Product Lines. Both provide curated, high-value, structured information that is delivered and embedded into the workflows of our customers, which include research intensive corporations, life science and healthcare organizations, researchers and universities world-wide.
Our product portfolio for our Science segment is summarized below.

Product Line	Academia & Government	Life Sciences & Healthcare
Product Description	Used to navigate scientific and academic research discoveries, conduct analysis and evaluate research impact	Used by life sciences and healthcare firms for drug research and medical device research
Curated Information Set	Database of 2.1B+ citations, 187mm+ indexed records	84,000+ drug program records, 495,000 clinical trial records
Customers	9,000+ leading academic institutions and governments and research intensive corporations use Web of Science and its Journal Impact Factor	Trusted by the top 30 pharma companies and hundreds of research groups
Notable Products and Offerings	Web of Science InCites ScholarOne EndNote Alma ProQuest Central and eBook Central	Cortellis Competitive Intelligence Cortellis Regulatory Intelligence Cortellis Drug Discovery Intelligence Cortellis Generic Intelligence
Academia & Government Product Line
Our Academia & Government Product Line (“AGPL”) provides products and services to organizations that plan, fund, implement and utilize research. We deliver search and discovery services to researchers with proprietary scientific data; we help researchers cite their research with workflow tools; we provide data and analytics to allow for global measures of research excellence and university rankings; we support governments and policy makers worldwide in assessment programs; and we inform a wide range of sector specific consultation and reporting activities to national and institutional research agencies across the G20 countries. We believe that the high quality and unique nature of AGPL’s products and the informed approach of our professional service expertise have resulted in our information, services and workflow tools becoming embedded within the fabric of the research community. Key products include Web of Science, InCites, Journal Citation Reports, EndNote, ScholarOne, Converis, Publons, Alma, ProQuest Central, and eBook Central.
Web of Science (“WOS”), our flagship product, holds a unique and pivotal role in the infrastructure of R&D and is frequently utilized as a reference standard in the academic, institutional and corporate sectors. It provides publication records and essential metadata from trusted published assets and is linked and indexed together via over 2.1 billion tracked citations from over 187 million indexed records going back to 1900 within the Web of Science Core, and back to 1864 in Zoological Record. A key metric we provide is the “Journal Impact Factor” (“JIF”), which we believe is the most influential and best-known research metric of the last 50 years. Its primary value is as a journal-level metric to assess what journals are the most impactful, but universities and research funders use JIF to inform their evaluation of research excellence when assessing faculty and selecting funding grantees. Researchers also rely on the JIF to identify top-tier journals where they should publish their content.
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
Life Sciences & Healthcare Product Line
Our Life Sciences & Healthcare Product Line (“LSHPL”) provides products and services primarily to pharmaceutical, healthcare and biotechnology companies. We believe we provide a unique end-to-end proposition, which links to early research workflows, and believe there is an opportunity to stretch further into the approval and post-approval phases of drug development.
Cortellis, our flagship LSHPL product, is used by strategy, business development, drug development, medical affairs and clinical professionals at pharmaceutical and biotechnology companies to support research, market intelligence and competitive monitoring in connection with the development and commercialization of new drugs. Our customers use the database to access and evaluate scientific data, drug pipeline data, clinical trial information, drug monographs, pharmaceutical M&A data and regulatory information, all of which have been aggregated, curated and classified by our team of scientific experts who evaluate and select data for inclusion in the database from a wide array of sources. In addition, our team of experts creates high-value content from this data, such as analytics, abstracts, conference summaries and regulatory reports. As of December 31, 2021, our data included more than 84,000 drug program records and more than 495,000 clinical trial records.
Example Use Case
•An analyst at a pharmaceutical firm who is evaluating several potential R&D programs will access the Cortellis database to assess competitive products in the drug development pipeline, review clinical trial data, and summarize regulatory information.
Intellectual Property Segment (52% of revenues for the year ended December 31, 2021)

Our Intellectual Property segment consists of our Patent, Trademark, Domain and IP Management Product Lines. These Product Lines help manage customer’s end-to-end portfolio of intellectual property from patents to trademarks to corporate website domains.
Our product portfolio for our Intellectual Property segment is summarized below.

Product Line	Patent	Trademark	Domain	IP Management
Product Description	Used to search and analyze patents	Used to monitor trademarks on an ongoing basis	Used to register and manage portions of web domains	Used for renewal and validation of intellectual property rights on behalf of customers
Curated Information Set	Database of 103 million + patent filings across 50+ patent offices	180+ patent and trademark offices	Database of 1.4 million corporate domain names	Database of 3.5 million patent and trademark renewals performed annually with over 200+ patent and trademark offices across the world
Customers	Used by 50+ patent offices, large R&D organizations of Fortune 1000 companies and various universities	65 industrial databases, 70 Pharma in-use databases	Manages 46% of the top 50 most trafficked corporate website domain portfolios	12,000 direct and indirect customers including 47 out of 50 top R&D spenders globally
Notable Products and Offerings	Derwent Innography IncoPat	Compumark Watch Compumark Saegis Compumark Search	MarkMonitor Brand Protection	CPA Global Renewals, Filing and Prosecution, Patent Search and IPMS Solutions
Patent Product Line
Our Patent Product Line (“PPL”) enables customers to evaluate the novelty of potential new products, confirm freedom to operate with respect to their product design, help them secure patent protection, assess the competitive technology landscape and ensure that their products comply with required industry standards. We provide a range of analytics capabilities and data visualization tools to improve the efficiency and accuracy of IP-driven decisions. Key products include Derwent Innovation, Innography and IP Professional Services.
Derwent, our flagship PPL product, is used by R&D professionals and lawyers to monitor patent filings, search existing patents and analyze data to support R&D decision-making. It is a critical resource to help our customers secure patent protection and address litigation of patent infringement. The product is powered by Derwent World Patents Index, our proprietary database of over 103 million patent publications from 59 patent offices, which represented 92% of all patents published globally in 2021 and has been developed and curated for over 50 years. The database combines data science with our team of domain experts who correct, enrich and abstract over seven million global patents per year in over 30 languages, as of December 31, 2021. We provide customers with easy-to-understand summaries of patent filings that are prepared by our domain experts, who index and translate the highly technical and intentionally obscure patent filings into understandable abstracts that provide insights into a patent’s novelty, use and advantage over prior patents.
Example Use Case
•An employee developing a new product or idea (e.g., a chemical engineer or a product designer) will access the Derwent database of patents to evaluate the novelty and determine the patentability of the new product or idea.
Trademark Product Line
Our Trademark Product Line (“TPL”) provides trademark research and protection services for businesses and law firms globally and relies on our leading trademark database, CompuMark. CompuMark’s offerings span the entire life cycle of a trademark, from determining availability of a proposed trademark to monitoring for infringement post registration. TPL provides global trademark research and protection to corporations and law firms globally. Over the last 30 years, the organization has curated content from more than 180 patent and trademark offices. Coupled with industry specific sources, including over 65 industrial design databases and 70 Pharma in-use databases, as of December 31, 2021, CompuMark delivers the most comprehensive data set available for trademark professionals.
Key products include trademark screening, trademark searching and trademark watching. We do this by (i) providing customers with sophisticated self-service tools to narrow large lists of potential trademarks, which we refer to as “screening”; (ii) preparing detailed, custom reports post screening that uncover potential risks related to a proposed trademark, which we refer to as “clearance searching”; and (iii) monitoring trademark applications and other data sources on a recurring subscription revenues basis to alert customers to potential instances of infringement post registration, which we refer to as “watching.”
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
Domain Product Line
Our Domain Product Line (“DPL”) helps global enterprises establish, manage, optimize and protect their online presence. Our primary offering, MarkMonitor, provides a suite of technology services for brand managers, IT managers, marketing teams, and legal counsel in corporations to register and manage portfolios of domain names critical for their business. This allows customers to achieve the right balance of being easily found online without overpaying for domains that generate little to no Internet user traffic. MarkMonitor also provides data and domain industry insights which help enterprises maximize the power of their portfolios, and mitigate cyber squatters’ attempts to register domains aimed to defraud consumers.
Example Use Case
•An in-house counsel uses MarkMonitor to ensure that important domain names are registered and protected from security threats such as domain hijacking, spam, and other forms of domain name system ("DNS") abuse.

IP Management Product Line

Our IP Management Product Line ("IPMPL") provides technology solutions and legal support services across the intellectual property lifecycle under the CPA Global brand name. The principal activities are renewal and validation of IP rights on behalf of customers and the development and provision of IP management software, as well as other activities including patent searching, IP filing, prosecution support and trademark watching.

Example Use Case

•A law firm partnership uses the technology solutions to provide renewal and validation of IP rights on behalf of a customer.

Our Strategy
The Clarivate management team has implemented a transformation strategy designed to improve operations, increase cash flow and accelerate revenues growth.We have embarked on a race to deliver excellence to the markets we serve and continue our evolution as a world-class organization. As we move forward, the focus will be on three basic principles; focus, simplify and execute. This means:
1.     Focusing on our core capabilities and the greatest opportunities for growth.

2.     Simplifying our organization and processes. The focus on two segments is the driver for streamlining our operations.
3.     Relentlessly driving execution of our strategy and growth plans.
These principles will help us operate with greater focus and urgency. They will ensure that we put our customers first, drive accountability throughout the organization, accelerate decision-making, and promote consistency. These tenets will enable us to deliver long-term, sustainable growth.
With a proven operational playbook with multiple levers, we have quickly pursued initiatives to set ourselves on a growth trajectory. Our results for the year ended December 31, 2021 are continued proof that our transformation is well underway.

Accelerate Revenue Growth		2021 Earnings Progress Report(1)
~	Product and pricing enhancement strategies	1.	Revenue growth 49.7%(2)

~	Increased pipeline of new products	2.	Subscription revenue growth 17.9%

~	Build strength in Asia Pacific	3.	Transactional revenue growth 36.8%

~	Optimizing pricing and cross-sell	4.	ACV growth (at constant currency) 77.8%(3)

		5.	90.6% retention rate(4)

Enhance Margins		6.	Net loss $(311,956) (Net loss margin and margin improvement not meaningful; reduction in Net loss of (11.0)%) (2)

~	Benefit from top-line initiatives	7.	Adjusted EBITDA margin 42.6%(2)

~	Simplifying Selling, General and Administrative ("SG&A") cost structure	8.	Adjusted EBITDA margin improvement 450.0 bps(2)

~	Consolidating footprint	9.	Adjusted EBITDA growth 64.5%(2)

~	Increase automation and cloud infrastructure
(1)For a reconciliation of our non-GAAP measures to the corresponding most closely related measures calculated in accordance with GAAP, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Certain Non-GAAP Measures.
(2)Results calculated for the year ended December 31, 2021 as compared to the year ended December 31, 2020.
(3)“ACV” or “annualized contract value” refers to the annualized value for a 12-month period following a given date of all subscription-based client license agreements, assuming that all license agreements that come up for renewal during that period are renewed. The figure above represents the year-over-year growth in the annual value of our subscriptions as of December 31, 2021 as compared to December 31, 2020. For information on ACV, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Key Performance Indicators - Annualized Contract Value.
(4)Retention rate measurement period is for the year ended December 31, 2021.

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
•delivering an enhanced customer experience through ongoing renovations to our products’ user interface and user experience;
•offering additional analytics that enhance existing products and services;
•moving up the value chain by providing our customers with predictive and prescriptive analytics, allowing for stronger growth and higher retention rates;
•expanding our footprint with new and existing customers, with significant opportunity for growth in the Asia Pacific and emerging markets;
•broadening our consulting capabilities, in particular in the Science segment, where there is considerable opportunity for us to deliver high value consulting services to drive significant revenue growth;
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
Pursue Acquisition Opportunities
Given the fragmented nature of the broader information services industry, we track and, where appropriate, will continue to pursue opportunities across our product lines. From 2017 through 2021, we completed nine small add-on acquisitions and three significant acquisitions to augment our existing portfolio of assets and provide additional datasets and services for our customers. Our completed acquisitions include Publons, Kopernio, Decision Resources Group, Bioinfogate, ProQuest, and Patient Connect within the Science segment and TrademarkVision, SequenceBase, Darts-ip, CPA Global, Beijing IncoPat and Hanlim in the IP segment. We also acquired the assets of CustomersFirst Now, which was accounted for as an asset acquisition. Certain of these acquisitions are fully integrated into our platform, while others continue to be integrated, and we believe they have already provided additional value to our customers. Additionally, we divested lower margin, non-core products lines such as MarkMonitor Brand Protection, Antipiracy and Antifraud solutions, and Techstreet.
We are evaluating additional acquisition opportunities to supplement our existing platform and enable us to enter new markets. Our focus is on disciplined and accretive investments that leverage our core strengths and enhance our current product, market, geographic and customer strategies. We believe that our scale and status as a global information services leader uniquely positions us to create value through additional acquisitions.
Positive Sector Dynamics Support Our Trajectory
We operate in the global information and analytics sector, which is experiencing robust growth due to many factors. Data and analytics have become critical inputs into broader corporate decision-making in today’s marketplace, and companies and institutions are seeking services like ours to enhance the predictive nature of their analysis. In addition to creating greater demand for our services, rapid innovation within our customers’ businesses has created new use cases for our services. We have a significant addressable opportunity of over $100 billion which represents the target addressable market across verticals that have a need for data and analytical services.

Customers of data and analytics products continue to approach complex business decisions in new ways. We believe that these customers are placing greater emphasis and value on the ability to embed predictive and prescriptive analytics into their decision-making processes. These customers are using smart data to anticipate what will happen in the future, as opposed to using historical data to study what has happened in the past. As such, we are investing in these critical, forward-facing products and solutions. We believe offering these types of products will increase the value customers place on our products, allow for stronger growth and open new addressable markets, as illustrated below.
Significant Move Up the Value Chain with Smart Data Offerings

Our Competitive Strengths
Leading Market Positions in Attractive and Growing Global Markets
We offer a collection of high-quality, market-leading information and insights products and solutions serving the Academia & Government, Life Sciences & Healthcare, Professional Services and Consumer Products, Manufacturing & Technology end-markets. Through our products and services, we address the large and growing demand from corporations, government agencies, universities, researchers, law firms and other professional services organizations worldwide for comprehensive, industry-specific information and analytical tools to facilitate the discovery, development, protection, commercialization and measurement of scientific research, inventions and brands. We believe that the outlook for growth in each of our Product Lines is compelling because of customer demand for curated high-quality data, underpinned by favorable end-market trends, such as rising global R&D spending, growing demand for information services in emerging markets, the acceleration of e-commerce and the increasing number of patent and trademark applications.

A Trusted Partner Delivering Highly Curated Information Embedded Within Customer Workflows
We believe the substantial increase in unstructured data over the last decade has increased the importance of our proprietary, curated databases to our customers. This trend has resulted in a critical need for unstructured data to be meaningfully filtered, analyzed and curated into relevant information that facilitates key operational and strategic decisions made by businesses, academic institutions and governments worldwide. Our suite of branded information and insights solutions provides access to content that has been collected, curated and standardized over decades, making our products and services highly valued and increasingly important for our customers. Our content curation and editorial teams include over 1,400 employees who clean, analyze and classify unstructured data to ensure high-quality content and an enhanced user experience. We believe our solutions and commitment to excellence provide us with a significant advantage in both retaining existing and attracting new customers.

Attractive Business Model with Strong Free Cash Flow Profile
Approximately 55.0% of revenues for the year ended December 31, 2021 were generated through annual or multi-year subscription agreements. Approximately 24.1% of revenues for the year ended December 31, 2021 were generated through re-occurring transactional revenues. In addition, we have been able to achieve annual revenues renewal rates in excess of 90% over the past three years. We believe our business has strong and attractive free cash flow characteristics due to our highly visible and recurring subscription revenues stream, attractive Adjusted EBITDA margins, low capital expenditure requirements and favorable net working capital characteristics. Anticipated revenue growth, margin improvement and effective working capital management are expected to result in strong free cash flow generation. We believe this will create capacity to invest further into the business so that we can grow and maximize shareholder returns.
Diversified Product Lines with Longstanding Customer Relationships
We believe that the diversified nature of our Product Lines enhances the stability of our entire platform as we are not dependent on any one end-market, product, service or customer. We serve a large, diverse and global customer base, and as of December 31, 2021, we served over 50,000 customers in approximately 180 countries, including the top 30 pharmaceutical companies. Our 10 largest customers represented only 9% of revenues for the year ended December 31, 2021. We believe the strong value proposition offered by our content, combined with the integration of our products and services into our customers’ daily workflows and decision-making processes, leads to substantial customer loyalty. Our relationships with our top 50 customers by revenues have an average lifespan of over 15 years. Our diverse global footprint is highlighted by the distribution of our revenues for the year ended December 31, 2021 by geography: Americas (49.4%), Europe/Middle East/Africa (29.6%), and Asia Pacific (21.0%).
Resilience Through Economic Cycles
We believe our business is resilient across economic cycles because our products and services are an integral part of our customers’ decision-making processes. We believe multi-year agreements also help to maintain this resiliency. During the COVID pandemic, certain of our key products realized year-over-year revenue increases and have been able to maintain annual revenues renewal rates in excess of 90%. In addition, our diverse global footprint reduces our exposure to national and regional economic downturns.
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
Since Thomson Reuters acquired DWPI and ISI, the business now known as Clarivate has emerged as the leading global information and analytics company serving the scientific research, intellectual property and life sciences end-markets. Through product development, investment and acquisitions, we have developed a full suite of solutions providing high-value structured information that facilitates the discovery, protection and commercialization of scientific research, innovations and brands.
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
Onex, Baring and the new executive team they put in place focused on transitioning the business to be a standalone company and completed a substantial number of operational improvements, including:
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
Recent Developments
Strategic Acquisitions
Acquisition of ProQuest
On December 1, 2021, we acquired 100% of ProQuest, a leading global software, data and analytics provider to academic, research and national institutions, and its subsidiaries from Cambridge Information Group (“CIG”), Atairos and certain other equityholders (collectively, the “Seller Group”). The aggregate consideration in connection with the closing of the ProQuest acquisition was $4,994,334, net of $52,514 cash acquired. The aggregate consideration was composed of (i) $1,094,901 from the issuance of up to 46,910,923 ordinary shares to the Seller Group and (ii) approximately $3,951,947 in cash, including approximately $917,491 to fund the repayment of ProQuest debt. We funded the cash purchase price through a combination of cash on hand, new debt financing in the form of the Senior Unsecured Notes and the Senior Secured Notes (see Note 14 of the Notes to Consolidated Financial Statements) and equity financing in the form of the June 2021 Ordinary Share Offering and the 5.25% Series A Mandatory Convertible Preferred Shares Offering (see Note 16 of the Notes to Consolidated Financial Statements).
Acquisition of CPA Global
On October 1, 2020, we acquired 100% of the assets, liabilities and equity interests of CPA Global, a global leader in intellectual property software and tech-enabled services. Clarivate acquired all of the outstanding shares of CPA Global in a cash and stock transaction. The aggregate consideration in connection with the closing of the CPA Global acquisition was $8,540,886, net of $102,675 cash acquired, including an equity hold back consideration of $46,485, which was issued in January 2021. The aggregate consideration was composed of (i) $6,565,477 from the issuance of up to 218,183,778 ordinary shares to Redtop Holdings Limited, a portfolio company of Leonard Green & Partners, L.P., representing approximately 35% pro forma fully diluted ownership of Clarivate and (ii) approximately $2,078,084 in cash to fund the repayment of CPA Global's parent company outstanding debt of $2,055,822 and related interest swap termination fee of $22,262. Of the 218,306,663 ordinary shares issuable in the acquisition, Clarivate issued 210,357,918 ordinary shares as of October 1, 2020. There were 6,325,860 shares that were issued to Leonard Green & Partners, L.P. that were returned to Clarivate to fund an Employee Benefit Trust established for the CPA Global Phantom Equity Plan. Accordingly, these shares were excluded from purchase price consideration.
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

The aggregate consideration paid in connection with the closing of the DRG acquisition was $964,997, composed of $900,000 of base cash plus $6,100 of adjusted closing cash paid on the closing date and up to 2,895,638 of the Company's ordinary shares issued to PEL in March 2021. The contingent stock consideration was valued at $58,897 on the closing date and was revalued at each period end and included in the Accrued expenses and other current liabilities in the Consolidated Balance Sheets.
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

Customers
We serve a large, diverse and global customer base and, as of December 31, 2021, we served over 50,000 customers in approximately 180 countries. Our customers either use our databases on an exclusive basis or on a dual-sourced basis and our 10 largest customers represented only 9%, 6% and 5% of revenues for the years ended December 31, 2021, 2020 and 2019, respectively.
Competitive Environment
We believe the principal competitive factors in our business include the quality of content embedded in our databases and those of our competitors, customers’ perception of our products relative to the value that they deliver, user interface of the products, and the quality and breadth of our overall offerings. We believe we compete favorably with respect to each of these factors.

We believe no single competitor currently offers the same scope of services and market coverage we provide, nor do we provide the same scope of services and market coverage as our competitors. The breadth of markets we serve exposes us to a broad range of competitors as described below.
Our primary competitors differ by product line and include the following companies and product offerings:
•Abstracting and Indexing Database Market: Elsevier (Scopus, SciVal), and Digital Science (Dimensions);
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
•Academic and Government Market: Barriers to entering the higher education, research institutions, corporate, K-12, government agency and public organization markets, especially with respect to Open Access and Open Educational Resource products and platforms, are relatively low, and we expect competition in these markets to intensify.

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
Intellectual Property
As of December 31, 2021, we owned approximately 1,786 registered trademarks, 98 trademark applications, 5,037 domain names, 169 granted patents and 59 patent applications. We also own certain proprietary software. In addition, we are licensed to use certain third-party software, and obtain significant content and data through third-party licensing arrangements with content providers. We consider our trademarks, service marks, databases, software and other IP to be proprietary, and we rely on a combination of statutory (e.g., copyright, trademark, trade secret and patent), contractual and technical safeguards to protect our IP rights. We believe that the IP we own and license is sufficient to permit us to carry on our business as presently conducted.
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
We also add to our business line offerings through acquisitions. We have completed three significant acquisitions in 2021 and 2020 including ProQuest and DRG, expanding our Sciences product offerings, and CPA Global, broadening our IP product offerings. During the past five years we have completed small add-on acquisitions to augment our existing portfolio of assets and provide additional datasets and services for our customers. Given the fragmented nature of the broader information services industry, we track and, where appropriate, have pursued opportunities across our Product Lines. This includes, for example, Connect in CPA Global. These acquisitions are fully integrated into our platform and we believe they have already provided additional value to our customers.
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
Human Capital
As of December 31, 2021, we had approximately 11,095 full-time and approximately 258 part-time employees located in 43 countries around the world supporting our business operations. Of our total employees, 3,391 were located in the Americas, 4,940 were located in APAC and 3,022 were located in EMEA. The below chart summarizes the percentage of our employees by geographic area:
None of our employees in the United States are represented by unions; however, customary representation by unions and works councils applies for certain of our non-U.S. employees. We consider our relationship with our employees to be good and have not experienced interruptions to operations due to labor disagreements.
Diversity, Equity, Inclusion & Belonging ("DEIB")
We have taken our commitment to diversity, equity, inclusion and belonging to a whole new level, especially after witnessing instances of civil unrest and outcries for real change. We believe that our colleagues are our most important competitive advantage and see people coming together from different cultures and backgrounds, with different life experiences, as a key driver of innovation. We know that colleagues who feel engaged and included will be the most proactive and productive. Our goal is to weave these principles into the fabric of our culture to become a recognized global leader and employer of choice. Throughout our organization and across all our regions, we are accelerating innovation and action in support of a more diverse and inclusive workforce. As a company, we are magnifying our voice, our platform and our resources to address injustice and inequity wherever it occurs.

In 2020, we signed the CEO Action for Diversity & Inclusion, the largest CEO-driven business commitment to advancing diversity and inclusion in the workplace. As part of our commitment to the CEO Action for Diversity & Inclusion, we supported two colleagues to represent Clarivate as Racial Equity Fellows, and continue to do so in 2022. We are also signatories to the UN Women’s Empowerment Principles, and the UN Global Compact and in 2021, proudly joined the coalition of Scientific publishing organizations and national laboratories, partnering on transgender-inclusive name-change process for published papers. Name changes allow researchers of all genders to own their academic work.

We are taking positive actions to further diversity, equity, inclusion and belonging led by the Clarivate Diversity Council. Our five-pillar framework of Leadership, Culture, Workplace practices, Business integration and Community, includes key elements such as Board level accountability through the Nominating, Governance and Sustainability Committee, Board Diversity Policy, advancing people analytics and metrics insights, setting targets for diverse hiring in every part of our organization, non-bias training and education, engaging in difficult conversations around the role of race in our company and society, strategic structure and support for colleague engagement through Colleague Resource Groups and supporting diversity throughout our supply chain and in our communities. The Company's Colleague Resource Groups include:

•SPECTRUM, Clarivate’s LGBTQ+ and Allies resource group;
•Women @ Clarivate, support of advancing the Women’s Empowerment Principles;
•Vibrant, Clarivate’s colleague resource group focused on racial & ethnic diversity, inclusion and equity;
•Military Veterans at Clarivate, supporting members with military backgrounds, including military family members and supporters;
•Clarivate Volunteer Network, to explore and promote the benefits of volunteering and reach our Sustainability goals; and
•Element, the Environment and Climate Change colleague resource group to raise awareness of the environment and our impact on it and to promote activities and behaviors to address our environmental impact.

Learning and Development Programs

Our learning and development ("L&D") philosophy is about bringing our organizational beliefs and values to life – to map our actions and behaviors to our words. It’s about empowering each colleague to be their best self every day and providing a wide range of skills development opportunities applicable now and for the future. Some guiding principles include:

•We develop our L&D plans and programs in alignment with our key business functions to help further our mutual success and avoid creating silos;
•Our L&D commitments are performance related and designed to improve corporate, functional, team and individual accountability;
•We strongly believe that every colleague across our entire business should be provided equal opportunities to learn, develop and grow;
•We believe in empowering individual colleagues with their own L&D milestones. With ownership comes commitment, responsibility and greater chances of success for ongoing learning and development; and

•We continuously focus on outcomes and business impact when it comes to evaluating L&D programs.

Retention and Engagement

The Company has spent the past three years fostering a values-led culture that begins with the Company’s Purpose and Vision that human ingenuity can transform the world and we will improve the way the world creates, protects and advances innovation. With a continuous focus on three company Values (aim for greatness, value every voice and own your actions) along with transparent communication and a wide variety of colleague support programs, our colleague engagement has steadily climbed and reached a score of 75 (out of 100) in October 2021.

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
Workplace Health and Safety
We have invested in a robust, proven health and well-being strategy to foster a healthier, happier and more productive workforce. We’re committed to providing colleagues with meaningful resources to support their personal, family and community needs using a holistic approach that focuses on four key pillars of well-being: Physical, Financial, Social and Emotional. As part of a new level of health and wellness engagement, we:
•Launched ‘Be Well’, our new, online well-being platform that enables colleagues to take a health assessment, track daily health habits, participate in health and fitness challenges, sync mobile and fitness devices and more - all while earning rewards along their personalized well-being journey;
•Leverage data insights from benefits utilization reports, real-time analytics, colleague feedback and more to continuously enhance our engagement and impact;
•Provide access to science-based tools and technologies to help colleagues better navigate the digital workplace while balancing needs at home; and
•Leverage proven techniques to enhance mindfulness, stress management, emotional intelligence, resilience, quality of sleep, performance and more.

We have also provided the following support during the COVID-19 pandemic:

•Maintained a steady, compassionate communications with colleagues to help them ensure they remain safe and informed, including weekly live Q&A sessions with the CEO and leadership team;
•Increased focus on mental health and well-being in response to disruptive impact of the global pandemic;
•Prioritized and promoted our global Employee Assistance Program ("EAP") to provide all colleagues with the support they need;
•Enhanced existing programs, such as increased paid time off, expanded child/elder care benefits, allowed rollovers and mid-year election changes to pre-tax spending accounts in the United States, adopted several CARES Act provisions in our 401(k) Plan and more; and
•Launched a financial hardship assistance program in response to COVID-19 which delivered funding to help colleagues and their families.

Sustainability and Environment, Social and Governance (“ESG”)

Recognizing that sustainability and ESG are critical to the Company’s future success, a formal ESG commitment was launched in 2020, with the issuance of our inaugural sustainability report in 2021, landing in the 76th percentile in the S&P Global Corporate Sustainability Assessment upon our first entry. Sustainability is everything we do, and we approach it holistically across all aspects of ESG dimensions, in support of and alignment with the United Nations Sustainable Development Goals.

ESG pillars of Sustainability@Clarivate

We are progressing at a rapid pace since launching our ESG journey, with ambitious goals to be listed on the DJSI in 2024 and be carbon neutral for all known and measurable emissions. As we work to advance a more sustainable world, we have begun mapping all we do to the UN Sustainable Development Goals ("SDG"), with a focus on mapping our customer impact and SDGs 3, 9, and 12; and internally focused on responsible business practices that address SDG 12, 13 and 10.

Environment: We continue to work on minimizing environmental impacts, with our global e-waste program, and in 2021 publishing environmental metrics for 75%+ of facilities for the first time, thus also enabling us to report into the CDP for the first time. We are now evaluating our suppliers for ESG performance, having invited our 100 top suppliers to participate in our ESG assessments, with over 30% of supplier spend now completed the assessments. We are making great strides in our Climate Transition planning with improved ability to capture, track, minimize and mitigate our carbon footprint, SDG 13.

Social: Our social efforts are focused on our colleagues and our community. In 2021, we reported out in our sustainability report many human capital metrics for the first time and we continue to build our capabilities for robust people metrics management, as we advance our DEIB efforts in support of SDG 10 and reducing inequalities. We participated for the first time in the Diversity 50 and Corporate Equality Index, helping to build upon our work and further inform our DEIB strategy. We have over 80 global and local sustainability teams and colleague resource groups, working in alignment through the Global Engagement Council to enable colleague actions and real impact. Through our Clarivate Volunteer Network, we shared over 14,000 hours of time helping in communities around the world and launched a global volunteer recognition program. We are building meaningful strategic partnerships that further strengthen our engagement opportunities, community impact and advance all 17 SDGs.

Governance: We are committed to maintaining the highest level of trust, transparency and ethics in all we do, and are proud participants in the UN Global Compact, including participation in the UN SDG Ambition program. In 2021 Sustainability officially became of the Board Committee, known as the Nominating, Governance and Sustainability Committee. We have a robust privacy center online, published the Board Diversity statement and updated the Modern Slavery statement. The company achieved ISO 27001 in recognition of the critical importance of information security.

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
Regulatory Environment
Certain of our Product Lines provide authorized customers with products and services such as access to public records. Our Product Lines that provide such products and services are subject to applicable privacy and consumer information laws and regulations, including U.S. federal and state and European Union (“EU”) and member state regulation. Our compliance obligations vary from regulator to regulator, and may include, among other things, strict data security programs, submissions of regulatory reports, providing consumers with certain notices and correcting inaccuracies in applicable reports. Many of these laws and regulations are complex and their application to us, our customers or the specific services and relationships we have with our customers are not always clear. Our failure to accurately anticipate the application of these laws and regulations, or any failure to comply, could create liability for us, result in adverse publicity and otherwise negatively affect our business. See Item 1A. Risk Factors for more information about the impact of government regulation on our company.

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
•make some features of our products work effectively and securely or with new or changed operating systems; and
•update our products and services to keep pace with business, evolving industry standards, regulatory requirements and other developments in the markets in which our customers operate.

In addition, the principal customers for certain of the products and services are universities and government agencies, which fund purchases of these products and services from limited budgets that are sensitive to changes in private and governmental sources of funding. Recession, economic uncertainty or austerity have contributed, and may in the future contribute, to reductions in spending by such sources. Accordingly, any further decreases in budgets of universities or government agencies, which have remained under pressure, or changes in the spending patterns of private or governmental sources that fund academic institutions, could adversely affect our results of operations.

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

For the twelve months ended December 31, 2021, approximately 79.1% of our revenues were subscription-based and re-occurring based. Because most of the revenues we report in each quarter are the result of subscription and re-occurring agreements entered into or renewed in previous quarters, with subscription renewals historically concentrated in the first quarter, a decline in subscriptions in any one quarter may not affect our results in that quarter, but could reduce revenues in future quarters. Our operating results depend on our ability to achieve and sustain high renewal rates on our existing subscription and re-occurring arrangements and to obtain new subscriptions and re-occurring contracts with new and existing customers at competitive prices and other commercially acceptable terms. Failure to meet one or more of these subscription and re-occurring objectives could have a material adverse effect on our business, financial condition, and operating results.

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

Our outstanding private placement warrants are accounted for as liabilities and are recorded at fair value with changes in fair value each period reported in earnings, which may cause volatility in our earnings and thus may have an adverse effect on the market price of our ordinary shares.

As described in our financial statements included in Part II, Item 8, to this Annual Report on Form 10-K, the Company accounts for its outstanding private placement warrants as liabilities at fair value on the balance sheet. The private placement warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of change in fair value as of the end of each period for which earnings are reported. The Company will continue to adjust the liability for changes in fair value until the earlier of exercise or expiration of the warrants. The volatility introduced by changes in fair value on earnings may have an adverse effect on the market price of our ordinary shares.

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2021, and if we are not able to remediate the material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to design and maintain effective internal control over financial reporting, we may be unable to accurately report our results of operations, meet our reporting obligations or prevent misstatements due to fraud or error.

We identified certain control deficiencies in the design of our internal control over financial reporting that constituted material weaknesses as of December 31, 2021. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses related to: (1) the lack of an effectively designed control over the communication of modifications to pre-existing compensation agreements in an acquisition transaction between the legal function and the accounting function to ensure the accounting impact of the modifications could be evaluated, and (2) the lack of an effectively designed control with a sufficient level of precision to allow for an appropriate review of the tax balances associated with the opening balance sheet of acquired entities. The material weakness related to the communication of modifications to pre-existing compensation agreements in an acquisition transaction resulted in the restatement of the Company’s consolidated financial statements for the year ended December 31, 2020, the quarter ended December 31, 2020 and the first, second and third quarters of 2021. The material weakness related to the review of the tax balances associated with the opening balance sheet of acquired entities resulted in immaterial adjustments of the Company’s consolidated financial statements for the year ended December 31, 2020 and each of the quarters of 2020 and the first, second and third quarters of 2021.

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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The Company’s primary office spaces as of December 31, 2021 are represented in the table below:

Location	Space Leased	Lease Expiration
Ann Arbor, Michigan, USA	130,961 square feet	November 2023
Noida, India	81,126 square feet	March 2025
Philadelphia, Pennsylvania, USA	78,778 square feet	October 2029
Jerusalem, Israel	65,294 square feet	December 2024
Bangalore, India	57,850 square feet	February 2022
Hyderabad, India	54,064 square feet	July 2021
Belgrade, Serbia	53,841 square feet	August 2027
Ypsilanti, Michigan, USA	40,000 square feet	December 2026
Boston, Massachusetts, USA	35,600 square feet	October 2024
Chandler, Arizona, USA	35,213 square feet	January 2028
Jersey, United Kingdom	30,784 square feet	September 2028
Des Plaines, Illinois, USA	25,086 square feet	December 2027
Alexandria, Virginia, USA	24,660 square feet	June 2027
Milwaukee, Wisconsin, USA	24,016 square feet	May 2027
Penang, Malaysia	23,639 square feet	September 2023
Tokyo, Japan	23,078 square feet	May 2022
Burlington, Massachusetts, USA	20,026 square feet	December 2027
Bethesda, Maryland, USA	19,492 square feet	November 2025
San Francisco, California, USA	18,900 square feet	October 2025
Chennai, India	18,844 square feet	Indefinite
London, United Kingdom	17,800 square feet	December 2029
Barcelona, Spain	17,000 square feet	September 2024
Toronto, Canada	16,786 square feet	May 2025
Seoul, South Korea	16,435 square feet	May 2022
Seattle, Washington, USA	16,187 square feet	August 2024

We believe that our properties, taken as a whole, are in good operating condition, are suitable and adequate for our current business operations, and that additional or alternative space will be available on commercially reasonable terms for future use and expansion.

Item 3. Legal Proceedings
From time to time, we are a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. While the outcomes of these matters are uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows. For additional discussion of legal proceedings, see Item 8. Financial Statements and Supplementary Data - Notes to the Consolidated Financial Statements - Note 23 in this Report.

Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Price of Ordinary Shares
Our ordinary shares are traded on the NYSE under the symbol CLVT.
Holders
As of December 31, 2021, there were 95 holders of record of ordinary shares. A substantially greater number of holders of our ordinary shares are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
Dividends
We did not pay any dividends to ordinary shareholders during the year ended December 31, 2021. We presently intend to retain our earnings for use in business operations and, accordingly, we do not anticipate that our board will declare dividends related to ordinary shares in the foreseeable future. In addition, the terms of our credit facilities and the indenture governing our secured notes due 2026 include restrictions that may impact our ability to pay dividends.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information as of December 31, 2021, with respect to compensation plans under which equity securities are authorized for issuance.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)		Weighted-average exercise price of outstanding options, warrants, and rights(b)		Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column)(a)(c)
Equity Compensation Plans Approved by Security Holders
2019 Incentive Award Plan	10,693,988	(2)	$13.43	(3)	40,200,324	(4)
Equity Compensation Plans Not Approved by Security Holders (1)
Total	10,693,988		$13.43		40,200,324
(1)See Item 11. Executive Compensation - Compensation Committee Interlocks and Insider Participation. See Item 8. Financial Statements and Supplementary Data - Notes to the Consolidated Financial Statements - Note 16 - Shareholders’ Equity for information regarding the Warrants.
(2)Includes (a) 4,801,602 of stock options, (b) 4,532,131 restricted share units that were issued with no exercise price or other consideration, and (c) 1,360,255 performance share units at grant that were issued with no exercise price or other consideration, and may not ultimately vest based on achievement of certain performance and market conditions.
(3)The weighted-average exercise price is reported for the outstanding stock options reported in the first column. There are no exercise prices for the restricted share units or performance share units.
(4)The total number of securities to be issued under the 2019 Incentive Award Plan.

Issuer Purchases of Equity Securities
The following table sets forth the total number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month during the year ended December 31, 2021.

Period	Total Number of Shares Purchased(1)	Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs(2)	Number of Shares that May Yet Be Purchased Under Plans or Programs
January 1, 2021-January 31, 2021	8,250	$30.55	—	—
February 1, 2021-February 28, 2021	33,580	$30.09	—	—
March 1, 2021-March 31, 2021	311,619	$23.88	—	—
April 1, 2021-April 30, 2021	200,205	$27.19	—	—
May 1, 2021-May 31, 2021	298,624	$29.39	—	—
June 1, 2021-June 30, 2021	310,821	$28.01	—	—
July 1, 2021-July 31, 2021	17,648	$26.95	—	10,965,000
August 1, 2021-August 31, 2021	137,783	$23.55	1,769,000	9,196,000
September 1, 2021-September 31, 2021(3)	22,050	$25.41	830,700	8,365,300
October 1, 2021 - October 31, 2021	14,010	$22.27	—
November 1 2021 - November 30, 2021	95,980	$23.34	2,500,800	5,864,500
December 1, 2021 - December 31, 2021	162,100	$24.65	1,475,000	4,389,500
Total	1,612,670		6,575,500	4,389,500
(1) Includes shares withheld to satisfy tax withholding obligations on behalf of employees that occur upon vesting and delivery of outstanding shares underlying stock options and restricted stock units under the 2019 Incentive Award Plan.
(2) In August 2021, the Company's Board of Directors authorized a share repurchase program allowing the Company to purchase up to $250,000 of its outstanding ordinary shares, subject to market conditions. During the year ended December 31, 2021, the Company purchased 6,575,500 shares for a total of $159,356. As of December 31, 2021, the Company had approximately $90,644 of availability remaining under this program.
(3) Total number of shares purchased and price paid per share is for the period beginning September 1, 2021 and ending September 30, 2021. Total number of shares purchased as part of publicly announced plans or programs and number of shares that may yet be purchased is for the period beginning September 1, 2021 and ending September 9, 2021.
Performance Graph
The following graph compares our total cumulative stockholder return with the Standard & Poor’s Composite Stock Index (“S&P 500”) and a market capitalization-weighted peer index consisting of FactSet Research Systems Inc., Gartner Inc., IHS Markit Ltd., Moody’s Corporation, MSCI Inc., S&P Global Inc. and Verisk Analytics, Inc.
The graph assumes a $100 cash investment on May 14, 2019 and the reinvestment of all dividends, where applicable. This graph is not indicative of future financial performance. The following graph is not filed but is furnished pursuant to Regulation S-K Item 201(e), Instruction 7.

Recent Sales of Unregistered Equity; Use of Proceeds from Registered Offerings

In March 2017, the Company adopted the management incentive plan under which certain employees of the Company may be eligible to purchase shares of the Company. In exchange for each share purchase subscription, the purchaser is entitled to a fully vested right to an ordinary share. Additionally, along with a subscription, employees received a corresponding number of options to acquire additional ordinary shares subject to five year vesting. The vesting of these options was accelerated on November 30, 2020. The Company did not receive any subscriptions during the years ended December 31, 2021, 2020 and 2019. As of December 31, 2021, 2020 and 2019, respectively, there were 125,760, 127,060 and 358,313 shares issued and outstanding under the management incentive plan. None of the foregoing transactions involved any underwriters, underwriting discounts or commissions or any public offering.

Item 6. [Reserved]

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
Overview
We offer a collection of high quality, market leading information and analytic products and solutions through our Science segment and Intellectual Property (“IP”) segment, which are also our reportable segments. Our Science segment consists of our Academic and Government Product Line (“AGPL”) and Life Sciences Product Lines, and our IP segment consists of our Patent, Trademark, Domain, and IP Management Product Lines. Our highly curated Web of Science products are offered primarily to universities, helping them navigate scientific literature, facilitate research and evaluate and measure the quality of researchers, institutions and scientific journals across various academic disciplines. Our Life Sciences Product Line offerings serve the content and analytical needs of pharmaceutical and biotechnology companies across the drug development lifecycle, including content on discovery and preclinical research, competitive intelligence, regulatory information and clinical trials. Our Patent Product Line offerings help patent and legal professionals in R&D intensive businesses evaluate the novelty and patentability of new ideas and products to help protect and research patents. Our Trademark Product Line allow businesses and legal professionals to access our comprehensive trademark database. Our Domain Product Line offerings include enterprise web domain portfolio management products and services. Finally, our IP Management Product Line provides technology solutions and legal support services across the IP lifecycle, including renewal and validation of IP rights on behalf of customers and the development and provision of IP management software, as well as other patent activities including patent searching, IP filing, prosecution support and trademark watching.

For further information regarding an overview of our business and certain related trends and uncertainties, refer to Part I - Item 1. Business.

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
Acquisition of ProQuest

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
On December 1, 2021, we acquired 100% of ProQuest, a leading global software, data and analytics provider to academic, research and national institutions, and its subsidiaries from the Seller Group. The aggregate consideration in connection with the closing of the ProQuest acquisition was $4,994,334, net of $52,514 cash acquired. The aggregate consideration was composed of (i) $1,094,901 from the issuance of up to 46,910,923 ordinary shares to the Seller Group, representing approximately 7% pro forma fully diluted ownership of Clarivate and (ii) approximately $3,951,947 in cash, including approximately $917,491 to fund the repayment of ProQuest debt. We funded the cash purchase price through a combination of cash on hand, new debt financing related to the Senior Unsecured Notes and Senior Secured Notes (see Note 14 of the Notes to Consolidated Financial Statements) and the June 2021 Ordinary Share Offering and 5.25% Series A Mandatory Convertible Preferred Shares Offering (see Note 16 of the Notes to Consolidated Financial Statements).
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
The aggregate consideration paid in connection with the closing of the DRG acquisition was $964,997, composed of $900,000 of base cash plus $6,100 of adjusted closing cash paid on the closing date and 2,895,638 of the Company's ordinary shares issued to PEL in March 2021. The contingent stock consideration was valued at $58,897 on the closing date and was revalued at each period end until its issuance date and was included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.
Dispositions
Disposition of Techstreet
On November 6, 2020, the Company completed the sale of certain assets and liabilities of certain non-core assets and liabilities within the IP segment for a total purchase price of $42,832. A gain of $28,140 was recognized in the Consolidated Statements of Operations within Other operating (expense) income, net during the year ended December 31, 2020.

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
Private Placement Notes Offering

2021 Senior Secured Notes and Senior Notes Offering
In June 2021, we issued $1,000,000 in aggregate principal amount of Senior Secured Notes due June 30, 2028 (the "Old Secured Notes") and $1,000,000 in aggregate principal amount of Senior Notes due June 30, 2029 (the "Old Unsecured Notes" and, together with the Old Secured Notes, the "Old Notes") bearing interest at a rate of 3.875% and 4.875% per annum, respectively. The interest was payable semi-annually to holders of record on June 30 and December 30 of each year, commencing on December 30, 2021. The Old Secured Notes and the Old Unsecured Notes were issued by Clarivate Science Holdings Corporation (the "Issuer"), an indirect wholly-owned subsidiary of Clarivate.
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
Concurrently with the settlement of the Exchange Offers, the Issuer deposited (or caused to be deposited) an amount in cash equal to the aggregate principal amount of the New Notes of each series into segregated escrow accounts until the date that certain escrow release conditions (the “Escrow Release Conditions”) including the consummation of the ProQuest acquisition, were satisfied. On December 1, 2021 the Escrow Release Conditions were satisfied, and the escrow proceeds were released from the escrow accounts and used to fund a portion of the purchase price of the ProQuest acquisition and to pay related fees and expenses.
In connection with the closing of the ProQuest acquisition on December 1, 2021, the New Notes are guaranteed on a joint and several basis by each of Clarivate’s indirect subsidiaries that is an obligor or guarantor under Clarivate’s existing credit facilities and senior secured notes due 2026. The New Secured Notes are secured on a first-lien pari passu basis with borrowings under the existing credit facilities and senior secured notes, and the New Unsecured Notes are the Issuer’s and such guarantors’ unsecured obligations.
Restructuring
During 2020 and 2019, we engaged a strategic consulting firm to assist us in optimizing our structure and cost base. As a result, we have implemented several cost-saving and margin improvement programs designed to generate substantial

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
incremental cash flow including the Operation Simplification and Optimization Program, the DRG Acquisition Integration Program and the CPA Global Acquisition Integration and Optimization Program. During 2021, we approved the One Clarivate restructuring plan, which streamlines operations within targeted areas of the Company and the ProQuest Acquisition Integration Program. The programs are expected to result in a reduction in operational costs, with the primary driver of the cost saving being from a reduction in workforce.

Operation Simplification and Optimization Program

During the fourth quarter of 2019, the Company approved restructuring actions designed to streamline our operations by simplifying our organization and focusing on two segments in planned phases. Approximately $44,538 costs have been incurred to date under the program which was substantially complete as of December 31, 2021.

During the year ended December 31, 2021, 2020, and 2019, the Company recorded pre-tax charges of $2,221, $26,647, and $15,670 recognized within Restructuring and impairment in the Consolidated Statements of Operations. These charges were composed of $2,063, $16,069 and $15,424 of severance and related benefit costs, $30, $4,567 and $246 of contract exit costs and legal and advisory fees, and $128, $6,011 and $0 of lease impairment and location exit costs.

DRG Acquisition Integration Program

During the second quarter of 2020, the Company approved restructuring actions designed to eliminate duplicative costs in planned phases following the acquisition of DRG. Approximately $6,792 of costs have been incurred to date under the program which was substantially complete as of December 31, 2021.

During the year ended December 31, 2021 and 2020, the Company recorded pre-tax charges of $195 and $6,597 recognized within Restructuring and impairment in the Consolidated Statements of Operations. These charges were composed of $120 and $5,133 of severance and related benefit costs, $75 and $487 of contract exit costs and legal and advisory fees, and $0 and $977 of lease impairment and location exit costs.

CPA Global Acquisition Integration and Optimization Program

During the fourth quarter of 2020, the Company approved restructuring actions designed to eliminate duplicative costs following the acquisition of CPA Global and to streamline our operations simplifying our organization and reducing our leasing portfolio. As a result of these actions, the company expects to record total pre-tax restructuring charges of approximately $128,017 for all phases of the program. Approximately $128,113 of costs have been incurred to date under the program which was substantially complete as of December 31, 2021.

During the year ended December 31, 2021 and 2020, the Company recorded pre-tax charges of $105,122 and $22,895 recognized within Restructuring and impairment in the Consolidated Statements of Operations. These charges were composed of $35,882 and $18,715 of severance and related benefit costs, $8,303 and $3,472 of contract exit costs and legal and advisory fees, and $60,937 and $707 of lease impairment and location exit costs.

One Clarivate Program

During the second quarter of 2021, the Company approved restructuring actions to streamline operations within targeted areas of the Company. The program will result in a reduction in operational costs, with the primary driver of the cost saving being from a reduction in workforce. As a result of these actions, the company expects to record total pre-tax restructuring charges of approximately $39,981 for all approved phases of the program. Approximately $19,981 of costs have been incurred to date under the program and $20,000 are expected to be incurred in a future period, all related to severance charges.
During the year ended December 31, 2021, the Company recorded pre-tax charges of $19,981 recognized within Restructuring and impairment in the Consolidated Statements of Operations. These charges were composed of $17,275 of severance and related benefit costs and $2,707 of contract exit costs and legal and advisory fees.

ProQuest Acquisition Integration Program

During the fourth quarter of 2021, the Company approved restructuring actions designed to eliminate duplicative costs following the acquisition of ProQuest and to streamline our operations simplifying our organization and continuing to

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
reduce our lease portfolio. As a result of these actions, the company expects to record total pre-tax restructuring charges of approximately $69,939 for all phases of the program. Approximately $1,939 of costs have been incurred to date under the program and $68,000 are expected to be incurred in a future period, related to severance, lease impairments and other exit costs, such as legal and advisory fees.

During the year ended December 31, 2021, the Company recorded pre-tax charges of $1,939 recognized within Restructuring and impairment in the Consolidated Statements of Operations. These charges were all related to severance and related benefit costs.

Effect of Currency Fluctuations

As a result of our geographic reach and operations across regions, we are exposed to currency transaction and currency translation impacts. Currency transaction exposure results when we generate revenues in one currency and incur expenses in another. While we seek to limit our currency transaction exposure by matching revenues and expenses, we are not always able to do so. For example, our revenues and direct expenses before depreciation and amortization, tax and interest were denominated in the following currencies:

	Year Ended December 31,
	2021	2020	2019
Revenues
USD	66%	74%	81%
Euros	16%	11%	9%
British pounds	12%	8%	3%
Other currencies	6%	6%	7%

Direct expenses
USD	57%	69%	70%
Euros	10%	9%	9%
British pounds	20%	13%	13%
Other currencies	13%	9%	8%
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
In September 2020, the Company entered into two foreign exchange forward contracts to reduce its exposure to variability in cash flows relating to funding of the repayment of CPA Global's parent company outstanding debt on October 1, 2020. The Company recognized a gain from the mark to market adjustment of $0 and $2,903, in Other operating income, net on the Consolidated Statements of Operations for the year ended December 31, 2021 and 2020, respectively. The nominal amount of outstanding foreign currency contracts was $0 as of December 31, 2021 and December 31, 2020.
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
Adjusted Revenues
We present Adjusted Revenues, which excludes the impact of the deferred revenue purchase accounting adjustments relating to acquisitions prior to 2021 (see Note 3 - Summary of Significant Accounting Policies for further detail), which is allowable under the Company's debt covenant calculation. We present these measures because we believe it is useful to readers to better understand the underlying trends in our operations. Due to the adoption of ASU 2021-08, this performance indicator will not be used going forward. See - Certain Non-GAAP Measures - Adjusted Revenues below for important information on the limitations of Adjusted Revenues and their reconciliation to the respective revenues measures under U.S. GAAP.

Adjusted EBITDA and Adjusted EBITDA margin
Adjusted EBITDA is presented because it is a basis upon which our management assesses our performance, and we believe it is useful for investors to understand the underlying trends of our operations. See Certain Non-GAAP Measures - Adjusted EBITDA and Adjusted EBITDA margin for important information on the limitations of Adjusted EBITDA and its reconciliation to our Net loss under U.S. GAAP. Adjusted EBITDA represents net loss before provision for income taxes, depreciation and amortization, interest income and expense adjusted to exclude acquisition or disposal-related transaction costs (such costs include net income from continuing operations before provision for income taxes, depreciation and amortization and interest income and expense from divestitures), share-based compensation, mandatory convertible preferred share dividend expense, unrealized foreign currency gains/(losses), costs associated with the transition services agreement with Thomson Reuters, which we entered into in connection with our separation from Thomson Reuters in 2016, separation and integration costs, transformational and restructuring expenses, acquisition-related adjustments to deferred revenues, costs related to our merger with Churchill Capital Corp in 2019, non-operating income or expense, the impact of certain non-cash, mark to market adjustments on financial instruments and other items that are included in net income for the period that the Company does not consider indicative of its ongoing operating performance and certain unusual items impacting results in a particular period. Per Clarivate’s Non-GAAP policy effective January 1, 2021, we have ceased use of adjustments for costs in connection with our separation from Thomson Reuters including costs related to the transition services agreement and separation, integration, and transformational expenses, as well as costs related to our merger with Churchill Capital Corp in 2019. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by Adjusted Revenues.
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
We monitor ACV because it represents a leading indicator of the potential subscription revenues that may be generated from our existing customer base over the upcoming 12-month period. Measurement of subscription revenues as a key operating metric is particularly relevant because a majority of our revenues are generated through subscription-based and re-occurring

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
revenues, which accounted for 79.1%, 76.9% and 82.6% of our total revenues for the years ended December 31, 2021, 2020 and 2019, respectively. We calculate and monitor ACV for each of our segments, and use the metric as part of our evaluation of our business and trends.
The amount of actual subscription revenues that we earn over any 12-month period are likely to differ from ACV at the beginning of that period, sometimes significantly. This may occur for numerous reasons, including subsequent changes in annual revenue renewal rates, impact of price increases (or decreases), cancellations, upgrades and downgrades, and acquisitions and divestitures.
We calculate the ACV on a constant currency basis to exclude the effect of foreign currency fluctuations.
The following table presents ACV as of the dates indicated:

	December 31,			Change
(dollars in thousands)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Annualized Contract Value	$1,611,837	$906,554	$793,727	77.8%	14.2%
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
The impact of upgrades, new subscriptions and product price increases is reflected in ACV, but not in annual revenue renewal rates. Our annual revenue renewal rates were 90.6%, 91.2% and 90.1% for the years ended December 31, 2021, 2020 and 2019, respectively.

Key Components of Our Results of Operations
Revenues, net
The Company disaggregates revenue based on revenue recognition pattern. Subscription based revenues recognize revenue over time, whereas our re-occurring, transactional and other revenues typically recognize revenue at a point in time with professional services revenue recognized over time. The Company believes subscription, re-occurring, transactional and other is reflective of how the Company manages the business.

Subscription-based revenues are recurring revenues that are earned under annual, multi-year, or evergreen contracts, pursuant to which we license the right to use our products to our customers or provide maintenance services over a contractual term. Revenues from the sale of subscription data, maintenance services, continuing service fees related to our perpetual access license ("PALs"), and analytics solutions are recognized ratably over the contractual term as revenues are earned. Subscription revenues are driven by annual revenue renewal rates, new subscription business, price increases on existing subscription business and subscription upgrades and downgrades from recurring customers. Substantially all of our historical deferred revenues purchase accounting adjustments are related to subscription revenues.

Re-occurring revenues are earned under contracts for specific deliverables that are typically quoted on a product, data set, or project basis and often derived from repeat customers purchasing cyclical products. These contracts include either evergreen clauses, in which at least six month advance notice is required prior to cancellation, or terms of multiple years. Due to the cyclical nature of the Company’s re-occurring products, and there typically being upfront setup time with the customer, the

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
re-occurring revenue stream benefits from an established customer base, with minimal customer attrition. A primary driver of the re-occurring revenue stream is the ‘renewal’ business obtained from the CPA global acquisition. Revenue from this revenue stream is typically recognized point in time.

Transactional and other revenues include "clearance searching" and "backfiles" products as well as professional services such as implementation. Clearance searching products relate to preparing detailed, custom reports post screening that uncover potential risks related to a proposed trademark. Backfiles represent an archive of historical data content. Transactional revenues are earned under contracts for specific deliverables that are typically quoted on a product, data set or project basis and often derived from repeat customers, including customers that also generate subscription-based revenues. Transactional content revenues are usually delivered to the customer instantly or in a short period of time, at which time revenues are recognized. Transactional revenues may involve sales to the same customer on multiple occasions but with different products or services comprising the order. Other revenues relate to professional services including implementation services for software and software as a service ("SaaS") subscriptions. These contracts vary in length from several months to years for multi-year projects. Revenue is recognized over time utilizing a reasonable measure of progress depicting the satisfaction of the related performance obligation.

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
Legal Settlement
Legal settlement represents a net gain recorded in 2019 for cash received in relation to closure of a confidential legal matter.
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
Business Combinations
In a business combination, substantially all identifiable assets, liabilities and contingent liabilities acquired are accounted for using the acquisition method at the acquisition date and are recorded at their respective fair values. One of the most significant estimates relates to the determination of the fair value of these assets and liabilities. The determination of the fair values is based on estimates and judgments made by management. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable. The fair value of the customer relationships intangible assets acquired was estimated by management through a discounted cash flow model using the multi-period excess earnings method, which involved the use of significant estimates and assumptions related to projected revenue growth rates, operating margins, projected cash flows, royalty rates, tax rates, discount rates, tax amortization benefits, and customer attrition rates, among other items. The fair value of the technology and databases and trade names intangible assets acquired was estimated by management through a discounted cash flow model using the relief from royalty method, which involved the use of significant estimates and assumptions related to projected revenue growth rates, royalty rates, tax rates, discount rates, tax amortization benefits, and obsolescence rates. The significant estimates and assumptions used in determining their fair value may change during the finalization of the purchase price allocation. As a result, the Company may make adjustments to the provisional amounts recorded for certain items as part of the purchase price allocation subsequent to the acquisition, not to exceed one year after the acquisition date, until the purchase accounting allocation is finalized.
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
Reviews of the tax balances associated with the opening balance sheet of acquired entities is a critical step of the acquisition accounting and throughout the measurement period.
Long-Lived Assets (including Other Intangible Assets)
Residual values and useful lives are reviewed at the end of each reporting period and adjusted if appropriate. We evaluate long-lived assets, including computer hardware and other property, computer software, and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to current forecasts of undiscounted future net cash flows expected to be generated by the asset over its remaining life. An asset is assessed for impairment at the lowest level that the asset generates cash inflows that are largely independent of cash inflows from other assets. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
asset. Any such impairment would be recognized in full in the reporting period in which it has been identified, which could have a material adverse effect on our financial condition or results of operations.
Goodwill and Indefinite-Lived Intangible Assets Goodwill
Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill and indefinite-lived intangible assets are not amortized, but instead are tested for impairment annually during the fourth quarter each year, or more frequently if events or changes in circumstances indicate that the asset might be impaired.
Goodwill
The Company performs goodwill impairment testing at the reporting unit level which is defined as the operating segment or one level below the operating segment. As of October 1, 2021, our most recent annual goodwill impairment testing date, the Company identified five reporting units. As part of our annual goodwill impairment testing, the Company has the option to first perform qualitative testing to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The quantitative goodwill impairment test, used to identify both the existence of impairment and the amount of impairment loss, compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. The Company estimates the fair value of a reporting unit using the income approach. Under the income approach, a discounted cash flow ("DCF") model is used to determine fair value based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The Company uses its internal forecasts to estimate future cash flows and includes an estimate of long-term future growth rates. Significant judgments inherent in these analyses include, but are not limited to, estimating the amount and timing of future cash flows and the selection of appropriate discount rates, tax rates and long-term growth rate assumptions. Changes in these estimates and assumptions could materially affect the determination of estimated fair value. Any such impairment charge would be recognized in full in the reporting period in which it has been identified, which could have a material adverse effect on our financial condition or results of operations.
In the fourth quarter of 2021, the Company performed its annual goodwill impairment testing by applying the qualitative assessment to three of its reporting units and the quantitative assessment to two of its reporting units. For the reporting units tested under the qualitative assessment, the Company considered various qualitative factors, including those described above, that would have affected the estimated fair value of the reporting units, as well as the historical significant level of headroom, and the results of the qualitative assessments indicated that it is not more likely than not that the fair values of the reporting units were less than their carrying values. For the reporting units tested under the quantitative assessment, the results indicated that, the estimated fair values of the reporting units exceeded their carrying values. As such, as of October 1, 2021, our most recent annual goodwill impairment testing date, goodwill was not impaired.
Of the five reporting units identified and tested for goodwill impairment as of October 1, 2021, the IP Management reporting unit within our Intellectual Property segment, for which a quantitative assessment was performed, indicated an estimated fair value that was not substantially in excess of its carrying value. The Company notes the following with respect to the IP Management reporting unit as of our most recent annual goodwill impairment testing date:
•The percentage by which the estimated fair value exceeded the carrying value was 7%;
•The amount of goodwill assigned to the reporting unit as of December 31, 2021 was $3,046,906, representing the goodwill acquired in Q4 2020 from the CPA Global and Hanlim IPS acquisitions;
•The Company estimated the fair value of the reporting unit using the income approach, and more specifically, the DCF model. The significant assumptions used in the DCF model included projected revenue growth rates and operating margins, tax rates, terminal values, and discount rates, among others, all of which require significant judgments by management;
◦The Company used its internal forecasts to estimate future cash flows and includes an estimate of long-term future growth rates based on its most recent views of the long-term outlook for the reporting unit. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from the Company’s estimates.
◦The discount rate was derived using a capital asset pricing model and analyzing published rates for industries relevant to the reporting unit to estimate the cost of equity financing. The Company used a

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
discount rate of 7.0%, which we believe to be commensurate with the risks and uncertainty inherent in the respective reporting unit and in its internally developed forecast.
•Certain future events and circumstances, including deterioration of market conditions, higher cost of capital or a decline in demand for IP Management's product offerings, could result in changes to these assumptions and judgements. A downward revision in the present value of future cash flow could result in impairment, and a non-cash charge would be recorded. Such a charge could have a material effect on our financial position and results of operations.
Indefinite-Lived Intangible Assets
The Company has indefinite-lived intangible assets related to trade names. As part of our annual indefinite-lived intangible asset impairment testing, the Company has the option to first perform qualitative testing by evaluating whether any events and circumstances occurred that provide evidence that it is more likely than not (a likelihood of more than 50 percent) that the indefinite-lived assets are impaired. If, based on our evaluation of the events and circumstances that occurred during the year we do not believe that it is more likely than not that the indefinite-lived assets are impaired, no quantitative impairment test is required. If the Company chooses not to complete a qualitative assessment, or if the initial assessment indicates that it is more likely than not that the carrying value exceeds the estimated fair value, additional quantitative testing is performed.
The quantitative test for impairment is performed using the relief-from-royalty method under the income approach to determine the fair value based on the present value of estimated future cash flows that the indefinite-lived intangible asset can be expected to generate in the future. Significant judgments inherent in the analysis include estimating the amount and timing of future cash flows and the selection of appropriate discount rates, royalty rates and long-term growth rate assumptions. Changes in these estimates and assumptions could materially affect the determination of estimated fair value and could result in an impairment charge. Any such impairment charge would be recognized in full in the reporting period in which it has been identified, which could have a material adverse effect on our financial condition or results of operations.
In the fourth quarter of 2021, the Company elected to forego the qualitative assessment and performed the quantitative impairment evaluation to determine the estimated fair value of the indefinite-lived intangible assets. The results indicated that the estimated fair value substantially exceeded its carrying value, and the indefinite-lived intangible assets were not impaired.
Share-Based Compensation
Share-based compensation expense includes cost associated with stock options, restricted stock units (“RSUs”) and Performance stock units ("PSUs") granted to certain key members of management.
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
The stock-based compensation cost of time-based RSU and PSU grants is calculated by multiplying the grant date fair value by the number of shares granted. We recognize compensation expense over the vesting period of the award on a graded-scale basis, and we recognize forfeitures as they occur. Each quarter, we evaluate the probability of the number of shares that are expected to vest and adjust our expense accordingly.
Equity compensation plans of the acquired CPA Global business are accounted for as a liability as they will be paid in cash. Changes in the fair value of these awards are recorded at the end of each reporting period.
Warrant Liabilities

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
We used a third-party specialist to fair value the awards using the Monte Carlo simulation approach. The assumptions included in the model include, but are not limited to, risk-free interest rate, expected volatility of stock prices for the Company and its peer group, and dividend yield. A discount for the lack of marketability ("DLOM") is applied to shares that are subject to remaining post vesting lock up restrictions.

Recently Issued and Adopted Accounting Pronouncements
For recently issued and adopted accounting pronouncements, see Item 8. Financial Statements and Supplementary Data - Notes to the Consolidated Financial Statements - Note 3 - Summary of Significant Accounting Policies.

Results of Operations
The following table presents the results of operations for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,			Change 2021 vs. 2020	Change 2020 vs. 2019
(in thousands, except percentages)	2021	2020	2019	%	%
Revenues, net	$1,876,894	$1,254,047	$974,345	49.7%	28.7%
Operating expenses:
Cost of revenues	(626,104)	(438,787)	(352,000)	42.7%	24.7%
Selling, general and administrative costs	(642,989)	(544,700)	(475,014)	18.0%	14.7%
Depreciation	(13,996)	(12,709)	(9,181)	10.1%	38.4%
Amortization	(523,819)	(290,441)	(191,361)	80.4%	51.8%
Impairment on assets held for sale	—	—	(18,431)	0.0%	(100.0)%
Restructuring and impairment	(129,459)	(56,138)	(15,670)	130.6%	258.3%
Other operating (expense) income, net	(27,507)	52,381	4,826	(152.5)%	985.4%
Total operating expenses	(1,963,874)	(1,290,394)	(1,056,831)	52.2%	22.1%
Loss from operations	(86,980)	(36,347)	(82,486)	139.3%	(55.9)%
Mark to market adjustment on financial instruments	81,320	(205,062)	(47,656)	(139.7)%	330.3%
Legal settlement	—	—	39,399	0.0%	(100.0)%
Loss before interest expense and income tax	(5,660)	(241,409)	(90,743)	(97.7)%	166.0%
Interest expense and amortization of debt discount, net	(252,490)	(111,914)	(157,689)	125.6%	(29.0)%
Loss before income tax	(258,150)	(353,323)	(248,432)	(26.9)%	42.2%
(Provision) benefit for income taxes	(12,298)	2,698	(10,201)	(555.8)%	126.4%
Net loss	(270,448)	(350,625)	(258,633)	(22.9)%	35.6%
Dividends on preferred shares	(41,508)	—	—	100.0%	0.0%
Net loss attributable to ordinary shares	$(311,956)	$(350,625)	$(258,633)	(11.0)%	35.6%

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
Revenues, net
Total Revenue
Revenues, net of $1,876,894 in 2021, increased by $622,847, or 49.7%, from $1,254,047 in 2020. On a constant currency basis, Revenues, net increased by $606,296, or 48.3%.
Adjusted Revenues of $1,880,845, which excludes the impact of the deferred revenue adjustment relating to acquisitions prior to 2021 (see Note 3 - Summary of Significant Accounting Policies for further detail), in 2021 increased by $603,697, or 47.3%, from $1,277,148 in 2020. On a constant currency basis, Adjusted Revenues increased by $587,110, or 46.0%.

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

	Variance 2021 vs. 2020
(in thousands, except percentages)	$	%
Revenue change driver
Increase due to a reduction in deferred revenues adjustment	$19,150	1.5%
Decrease due to disposals	(49,296)	(3.9)%
Increase from acquisitions	579,159	46.2%
Foreign currency translation	16,587	1.3%
Revenue increase from organic business	57,247	4.6%
Revenues, net (total change)	$622,847	49.7%

	Variance 2020 vs. 2019
(in thousands, except percentages)	$	%
Revenue change driver
Decrease due to deferred revenues adjustment	$(22,663)	(2.3)%
Decrease due to disposals	(64,815)	(6.7)%
Increase from acquisitions	353,195	36.2%
Foreign currency translation	3,526	0.4%
Revenue increase from organic business	10,459	1.1%
Revenues, net (total change)	$279,702	28.7%

Revenues, net from our ongoing business improved for both of our segments, led by Science, reflecting a trend consistent with the increase in our ACV between periods, mainly due to product price increases and new business. The evolution of our recurring business is discussed further below.

Revenue by Transaction Type

The following tables present the amounts of our subscription, re-occurring, and transactional and other revenues for the periods indicated, as well the drivers of the variances between periods, including as a percentage of such revenues.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
	Year Ended December 31,		Total Variance (Dollars)	Total Variance (Percentage)	Acquisitions	Disposals	FX Impact	Organic
(in thousands, except percentages)	2021	2020
Subscription revenues	$1,034,356	$877,659	$156,697	17.9%	16.1%	(3.6)%	1.9%	3.5%
Re-occurring revenues	453,242	111,929	341,313	304.9%	298.3%	—%	(1.8)%	8.4%
Transactional and other revenues	393,247	287,560	105,687	36.8%	36.2%	(6.2)%	0.8%	5.9%
Deferred revenues adjustment (1)	(3,951)	(23,101)	19,150	82.9%	(19.0)%	—%	(0.2)%	102.1%
Revenues, net	$1,876,894	$1,254,047	$622,847	49.7%	45.8%	(3.9)%	1.3%	6.4%
Deferred revenues adjustment (1)	3,951	23,101	(19,150)	(82.9)%	19.0%	—%	0.2%	(102.1)%
Adjusted revenues, net	$1,880,845	$1,277,148	$603,697	47.3%	45.3%	(3.9)%	1.3%	4.5%
(1)Reflects the deferred revenues adjustment made as a result of purchase accounting prior to the adoption of FASB ASU No. 2021-08, "Accounting for Contract Assets and Contract Liabilities from Contracts with Customers". In the fourth quarter of 2021, Clarivate adopted ASU No. 2021-08 which allows an acquirer to account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. This guidance was applied retrospectively to all business combinations for which the acquisition date occurs during or subsequent to the fiscal year 2021.
Subscription revenues of $1,034,356 in 2021, increased by $156,697, or 17.9% from $877,659 in 2020. On a constant currency basis, subscription revenues increased by $140,426, or 16.0%. Acquisitive subscription growth was primarily generated from the DRG Transaction, CPA Global Transaction and the ProQuest Transaction. Disposal subscription revenues reduction was derived from the Techstreet Transaction. Organic subscription revenues increased primarily due to price increases, new business and the benefit of net installations in prior year.

Re-occurring revenues of $453,242 in 2021, increased by $341,313, or 304.9% from $111,929 in 2020 due to nine months of acquisitive growth generated from the CPA Global Transaction, which was acquired on October 1, 2020. Organic re-occurring revenues increased primarily due to increases in patent renewal volumes and improvements in yield per case.

Transactional and other revenues of $393,247 in 2021, increased by $105,687, or 36.8% from $287,560 in 2020. On a constant currency basis, transactional revenues increased by $103,360, or 35.9%. Acquisitive transactional growth was primarily generated from the DRG Transaction, the CPA Global Transaction and the ProQuest Transaction. Disposal transactional revenue reduction was derived from the Techstreet Transaction. Organic transactional revenues increased due to an increase in trademark search volumes, stronger back file and custom data sales and strength in our professional services business lines.

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
	Year Ended December 31,		Total Variance (Dollars)	Total Variance (Percentage)	Acquisitions	Disposals	FX Impact	Organic
(in thousands, except percentages)	2020	2019
Subscription revenues	$877,659	$805,518	$72,141	9.0%	13.4%	(7.4)%	0.3%	2.7%
Re-occurring revenues	111,929	—	111,929	100.0%	100.0%	—%	—%	—%
Transactional and other revenues	287,560	169,265	118,295	69.9%	79.0%	(3.0)%	0.4%	(6.5)%
Deferred revenues adjustment (1)	(23,101)	(438)	(22,663)	(5,174.2)%	(5,243.4)%	—%	—%	69.2%
Revenues, net	$1,254,047	$974,345	$279,702	28.7%	33.9%	(6.7)%	0.4%	1.1%
Deferred revenues adjustment (1)	23,101	438	22,663	5,174.2%	5,243.4%	—%	—%	(69.2)%
Adjusted revenues, net	$1,277,148	$974,783	$302,365	31.0%	36.2%	(6.7)%	0.4%	1.2%
(1)Reflects the deferred revenues adjustment made as a result of purchase accounting

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)

Subscription revenues of $877,659 in 2020 increased by $72,141, or 9.0% from $805,518 in 2019. On a constant currency basis, subscription revenues increased by $63,339, or 8.6%. Acquisitive subscription growth was generated from the Darts-ip Transaction, DRG Transaction, and CPA Global Transaction. Disposal subscription revenues reduction was derived from the MarkMonitor Transaction and Techstreet Transaction. Organic subscription revenues increased primarily due to price increases and new business.
Re-occurring revenues of $111,929 in 2020 increased by $111,929, or 100.0% from 2019 due to acquisitive growth generated from the CPA Global Transaction.
Transactional and other revenues of $287,560 increased by $118,295, or 69.9% from $169,265 in 2019. On a constant currency basis, transactional revenues increased by $117,571, or 69.5%. Acquisitive transactional growth was generated from the DRG Transaction and CPA Global Transaction. Disposal transactional reduction was derived from the MarkMonitor Transaction and Techstreet Transaction. Organic transactional revenues decreased due to an overall decrease in demand primarily driven by economic conditions resulting from the COVID-19 pandemic.

Revenue by Geography
The below tables present our revenues split by geographic region, separating the impacts of the deferred revenues adjustment:

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
	Year Ended December 31,		Total Variance (Dollars)	Total Variance (Percentage)	Acquisitions	Disposals	FX Impact	Organic
(in thousands, except percentages)	2021	2020
Americas	$928,690	$631,222	$297,468	47.1%	45.8%	(5.8)%	0.1%	7.0%
Europe/Middle East/Africa	555,804	365,599	190,205	52.0%	50.5%	(1.9)%	3.0%	0.4%
Asia Pacific	396,351	280,327	116,024	41.4%	37.5%	(2.0)%	1.8%	4.0%
Deferred revenues adjustment (1)	(3,951)	(23,101)	19,150	82.9%	(19.0)%	—%	(0.2)%	102.1%
Revenues, net	$1,876,894	$1,254,047	$622,847	49.7%	45.8%	(3.9)%	1.3%	6.4%
Deferred revenues adjustment (1)	3,951	23,101	(19,150)	(82.9)%	19.0%	—%	0.2%	(102.1)%
Adjusted revenues, net	$1,880,845	$1,277,148	$603,697	47.3%	45.3%	(3.9)%	1.3%	4.5%
(1)Reflects the deferred revenues adjustment made as a result of purchase accounting prior to the adoption of FASB ASU No. 2021-08, "Accounting for Contract Assets and Contract Liabilities from Contracts with Customers". In the fourth quarter of 2021, Clarivate adopted ASU No. 2021-08 which allows an acquirer to account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. This guidance was applied retrospectively to all business combinations for which the acquisition date occurs during or subsequent to the fiscal year 2021.

Acquisitive growth for all regions was primarily related to the DRG Transaction, the CPA Global Transaction and the ProQuest Transaction. Disposal revenue reduction for all regions was derived from the Techstreet Transaction. On a constant currency basis, Americas revenues increased by $296,784, or 47.0%, with organic growth due to improved subscription and transactional revenues. Transactional revenue increased primarily due to improved trademark search volumes, stronger back file sales, and custom data sales and strength in our professional services business lines. On a constant currency basis, Europe/Middle East/Africa revenues increased by $179,357, or 49.1%, primarily due to acquisitive growth and improved subscription revenues. Subscription revenue growth reflects the benefit of price increases, new products coming into market and net installations in prior year. On a constant currency basis, Asia Pacific revenues increased by $110,969, or 39.6%, primarily due to acquisitive growth and improved subscription and transactional revenues.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
	Year Ended December 31,		Total Variance (Dollars)	Total Variance (Percentage)	Acquisitions	Disposals	FX Impact	Organic
(in thousands, except percentages)	2020	2019
Americas	$631,222	$463,041	$168,181	36.3%	46.4%	(9.4)%	—%	(0.7)%
Europe/Middle East/Africa	365,599	278,738	86,861	31.2%	35.3%	(5.9)%	0.7%	1.0%
Asia Pacific	280,327	233,004	47,323	20.3%	17.2%	(2.1)%	0.6%	4.6%
Deferred revenues adjustment (1)	(23,101)	(438)	(22,663)	N/M	N/M	—%	—%	69.2%
Revenues, net	$1,254,047	$974,345	$279,702	28.7%	33.9%	(6.7)%	0.4%	1.1%
Deferred revenues adjustment (1)	23,101	438	22,663	—%	N/M	—%	—%	(69.2)%
Adjusted revenues, net	$1,277,148	$974,783	$302,365	31.0%	36.2%	(6.7)%	0.4%	1.2%

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

Revenue by Segment

The following tables, and the discussions that follow, present our revenues by segment for the periods indicated.

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
	Year Ended December 31,		Total Variance (Dollars)	Total Variance (Percentage)	Acquisitions	Disposals	FX Impact	Organic
(in thousands, except percentages)	2021	2020
Science Segment	$902,712	$743,641	$159,071	21.4%	14.1%	—%	2.0%	5.4%
IP Segment	978,133	533,507	444,626	83.3%	89.0%	(9.2)%	0.4%	3.3%
Deferred revenues adjustment (1)	(3,951)	(23,101)	19,150	82.9%	(19.0)%	—%	(0.2)%	102.1%
Revenues, net	$1,876,894	$1,254,047	$622,847	49.7%	45.8%	(3.9)%	1.3%	6.4%
Deferred revenues adjustment (1)	3,951	23,101	(19,150)	(82.9)%	19.0%	—%	0.2%	(102.1)%
Adjusted revenues, net	$1,880,845	$1,277,148	$603,697	47.3%	45.3%	(3.9)%	1.3%	4.5%
(1)Reflects the deferred revenues adjustment made as a result of purchase accounting prior to the adoption of FASB ASU No. 2021-08, "Accounting for Contract Assets and Contract Liabilities from Contracts with Customers". In the fourth quarter of 2021, Clarivate adopted ASU No. 2021-08 which allows an acquirer to account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. This guidance was applied retrospectively to all business combinations for which the acquisition date occurs during or subsequent to the fiscal year 2021.

Science Segment: Revenues of $902,712 in 2021 increased by $159,071, or 21.4%, from $743,641 in 2020. On a constant currency basis, revenues increased by $144,441, or 19.4%, primarily due to acquisitive growth and organic subscription and transactional revenue growth. Acquisitive growth was generated from the DRG Transaction, including two months of acquisitions revenue in 2021 compared to ten months in 2020, the ProQuest Transaction and the Bioinfogate Transaction. Organic revenues increased due to growth resulting from custom data sales and stronger back file sales and strength in our professional services business lines.

Intellectual Property Segment: Revenues of $978,133 in 2021 increased by $444,626, or 83.3%, from $533,507 in 2020. On a constant currency basis, revenues decreased by $442,669, or 83.0%. Acquisitive growth was generated from the CPA Global Transaction, including nine months of acquisitions revenue in 2021 compared to three months in 2020, the IncoPat

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
Transaction and the Hanlim Transaction. Disposal revenue reduction was derived from the Techstreet Transaction. Organic revenues, on a constant currency basis, increased primarily due to growth in re-occurring revenues from patent renewal volumes and yield and transactional revenues on improved trademark search transactional volumes and strength in our professional services business lines.

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
	Year Ended December 31,		Total Variance (Dollars)	Total Variance (Percentage)	Acquisitions	Disposals	FX Impact	Organic
(in thousands, except percentages)	2020	2019
Science Segment	$743,641	$547,542	$196,099	35.8%	34.0%	—%	0.3%	1.5%
IP Segment	533,507	427,241	106,266	24.9%	39.0%	(15.2)%	0.4%	0.6%
Deferred revenues adjustment(1)	(23,101)	(438)	(22,663)	(5,174.2)%	N/M	—%	—%	69.2%
Revenues, net	$1,254,047	$974,345	$279,702	28.7%	33.9%	(6.7)%	0.4%	1.1%
Deferred revenues adjustment (1)	23,101	438	22,663	—%	N/M	—%	—%	(69.2)%
Adjusted revenues, net	$1,277,148	$974,783	$302,365	31.0%	36.2%	6.7%	(0.4)%	1.2%
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
Cost of Revenues
Cost of revenues of $626,104 in 2021, increased by $187,317, or 42.7%, from $438,787 in 2020. On a constant currency basis, cost of revenues increased by $182,902, or 41.7%, for the year ended December 31, 2021. The increase for the year ended December 31, 2021 was primarily due to an increase from acquisitions primarily driven by nine additional months of CPA Global expenses, which was acquired in October 2020, two additional months of DRG expenses, which was acquired in February 2020, and one month of ProQuest expenses, which was acquired in December 2021 The increase was also attributed to increased share-based compensation expenses, inclusive of expenses related to phantom equity awards under the CPA Global Equity Plan, as well as increased product expenses, which are attributed to the increase in revenues. The increase in cost of revenues was partially offset by a reduction in cost of revenues for the Techstreet divestiture in Q4 2020 and reduced people costs primarily driven by the Company's cost-saving and margin improvement programs. Cost of revenues as a percentage of revenues, net decreased by 1.6% to 33.4% for the year ended December 31, 2021 compared to 35.0% for the year ended December 31, 2020 primarily driven by the cost-saving and margin improvement programs designed to generate substantial incremental cash flow including the Operation Simplification and Optimization Program, the DRG Acquisition Integration Program, CPA Global Acquisition Integration and Optimization Program.
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
Selling, General and Administrative

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
Selling, general and administrative expense of $642,989 in 2021, increased by $98,289, or 18.0%, from $544,700 in 2020. On a constant currency basis, selling, general and administrative expense increased by $93,400, or 17.1%, for the year ended December 31, 2021. The increase for the year ended December 31, 2021 was primarily due to an increase from acquisitions primarily driven by nine additional months of CPA Global expenses, which was acquired in October 2020, two additional months of DRG expenses, which was acquired in February 2020, and one month of ProQuest expenses, which was acquired in December 2021. The increase was also attributed to an increase in share-based compensation expenses, inclusive of expenses related to phantom equity awards under the CPA Global Equity Plan. The increase was partially offset by the Techstreet divestiture in Q4 2020, a gain associated with the mark to market adjustment on contingent shares and reduced transaction costs, which were driven by expenses related to the DRG Transaction and CPA Global Transaction in 2020 that did not re-occur in 2021, partially offset by increased costs in 2021 related to the ProQuest transaction. Selling, general and administrative costs as a percentage of revenues, net decreased by 9.1% to 34.3% for the year ended December 31, 2021 compared to 43.4% for the year ended December 31, 2020 primarily driven by the reductions highlighted above, as well as cost-saving and margin improvement programs designed to generate substantial incremental cash flow including the Operation Simplification and Optimization Program, the DRG Acquisition Integration Program, CPA Global Acquisition Integration and Optimization Program, as well as the One Clarivate restructuring plan, which streamlines operations within targeted areas of the Company. The program is expected to result in a reduction in operational costs, with the primary driver of the cost saving being from a reduction in workforce.
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
Depreciation
Depreciation expense of $13,996 in 2021, increased by $1,287, or 10.1%, from $12,709 in 2020. The increase for the year ended December 31, 2021 was driven by the additional depreciation on assets acquired through the DRG Transaction, CPA Global Transaction and ProQuest Transaction. This increase was offset by run-off of previously purchased capital assets.
Depreciation expense of $12,709 in 2020, increased by $3,528, or 38.4%, from $9,181 in 2019, driven by the additional depreciation on assets acquired through the Darts Transaction, DRG Transaction, and CPA Global Transaction. This increase was offset by run-off of previously purchased capital assets.
Amortization
Amortization expense of $523,819 in 2021, increased by $233,378, or 80.4%, from $290,441 in 2020. The increase for the year ended December 31, 2021 was driven by an increase in the amortization of intangible assets acquired through the DRG Transaction, CPA Global Transaction, ProQuest Transaction, IncoPat Transaction, BioInfogate Transaction and Hanlim Transaction. This increase was offset by a decrease in amortization related to the Techstreet divestiture in Q4 2020.
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
Impairment on Assets Held for Sale
The year ended December 31, 2019 includes an impairment on assets held for sale of $18,431. On November 3, 2019, the Company entered into an agreement with OpSec Security for the sale of certain assets and liabilities of its MarkMonitor Product Line within its IP Group. At December 31, 2019, an impairment charge of $18,431 was recognized in the Statement of Operations during the fourth quarter to reduce the Assets Held for Sale to their fair value. There were no impairment on assets held for sale during the years ended December 31, 2021 and 2020.

Restructuring and Impairment

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
Restructuring and impairment charges of $129,459 in 2021, increased by $73,321, or 130.6%, from $56,138 in 2020. The increase for the year ended December 31, 2021 was primarily driven by cost-saving and margin improvement programs designed to generate substantial incremental cash flow including the CPA Global Acquisition Integration and Optimization Program implemented in Q4 2020, as well as the One Clarivate restructuring plan, which streamlines operations within targeted areas of the Company implemented in Q2 2021. The increase was partially offset by the wind down of costs associated with the Operation Simplification and Optimization Program and the DRG Acquisition Integration Program.
Restructuring and impairment charges of $56,138 in 2020, increased by $40,468, from $15,670 in 2019. The increase is related to initiatives, following our merger with Churchill Capital Corp in 2019 and, acquisitions of DRG in February 2020 and CPA Global in October 2020, to streamline our operations by simplifying our organization and focusing on two segments.
Legal Settlement
The year ended December 31, 2019 includes a gain for a confidential legal settlement of $39,399. There were no legal settlements during the years ended December 31, 2021 and 2020.

Other Operating Income (Expense), Net
Other operating expense of $27,507 in 2021, decreased by $79,888, or 152.5%, from other operating income of $52,381 in 2020. The fluctuations were primarily driven by the consolidated impact of the remeasurement of the assets and liabilities of our Company that are denominated in currencies other than each relevant entity’s functional currency.
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
Mark to Market Adjustment on Financial Instruments
The mark to market adjustment on financial instruments resulted in a gain of $81,320 in 2021, a change of $286,382, or 139.7%, compared to a loss of $205,062 in 2020. The fluctuations were primarily driven by the Black-Scholes option valuation model and change in the Company's share price for the year ended December 31, 2021 compared to the year ended December 31, 2020.
The mark to market adjustment on financial instruments resulted in a loss of $205,062 in 2020, a change of $157,406, or 330.3%, compared to a loss of $47,656 in 2019. The fluctuations were primarily driven by the Black-Scholes option valuation model and change in the Company's share price for the year ended December 31, 2020 compared to the year ended December 31, 2019.
Interest Expense and amortization of debt discount, Net
Interest expense and amortization of debt discount, net of $252,490 in 2021, increased by $140,576, from $111,914 in 2020. The increase was primarily attributed to the private placement offerings and subsequent exchange offers of our New Senior Secured Notes due 2028 and Senior Notes due 2029, the $1,600,000 incremental term loan borrowing in connection with the CPA Global Transaction in October 2020 and the additional $360,000 incremental term loan borrowing in connection with the DRG Transaction in February 2020. The increase was also attributable to the $50,000 bridge commitment and structuring fees that were paid in connection with the closing of the ProQuest Transaction on December 1, 2021.
Interest expense and amortization of debt discount, net of $111,914 in 2020, decreased by $45,775, or 29.0%, from $157,689 in 2019. The change was due to lower interest payments resulting from lower interest rates on the Company's borrowings as the result of the refinancing transaction in October 2019. In addition, the decrease is attributed to the write down of deferred financing charges and original issuance discount on our prior term loan facility in proportion to the principal paydown in 2019 that did not reoccur in 2020, which was partially offset by the additional $1,960,000 incremental term loan borrowings in connection with the CPA Global and DRG acquisitions.
Provision (benefit) for Income Taxes

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
Provision for income taxes of $12,298 on a pre-tax book loss of $258,150 in 2021, increased by $14,996 from a benefit of $2,698 on a pre-tax book loss of $353,323 in 2020. The effective tax rate being (4.8)% in 2021, compared to 0.8% in 2020. The overall increase in tax expense is due to the recording valuation allowances against losses in certain jurisdictions where it has been deemed the losses are not recognizable. The current year effective tax rate may not be indicative of our effective tax rates for future periods.

Benefit (provision) for income taxes of $2,698 on a pre-tax book loss of $(353,323) in 2020, increased by $12,899 from a provision of $10,201 on a pre-tax book loss of $(248,432) in 2019. The effective tax rate being 0.8% in 2020 compared to (4.1)% in 2019. The overall decrease in tax expense is due to the increased benefit of share-based compensation, offset by recording valuation allowances against losses in certain jurisdictions where it has been deemed the losses are not recognizable and an increase in the Base Erosion Anti-Abuse Tax ("BEAT"). The current year effective tax rate may not be indicative of our effective tax rates for future periods.

Dividends on Preferred Shares

Dividends on preferred shares of $41,508 for the year ended December 31, 2021 increased 100% compared to the year ended December 31, 2020. In July 2021, The Company's Board of Directors declared a quarterly dividend of approximately $1.12 per share on its 5.25% Series A Mandatory Convertible Preferred Shares, payable in ordinary shares on September 1, 2021 to shareholders of record at the close of business on August 15, 2021. As permitted by the Statement of Rights governing its 5.25% Series A Mandatory Convertible Preferred Shares, such dividend was paid by delivery of ordinary shares (other than $1 paid in cash in lieu of any fractional ordinary share). The number of ordinary shares deliverable in respect of such dividend was 664,730, which was determined based on the average volume-weighted average price per ordinary shares over the five consecutive trading day period ending on, and including, the trading day prior to September 1, 2021, which had a value of $16,141. In October 2021, the Company's Board of Directors declared a quarterly dividend of approximately $1.3125 per share on its 5.25% Series A Mandatory Convertible Preferred Shares, payable in cash on December 1, 2021 to shareholders of record at the close of business on November 15, 2021. In February 2022, the Company's Board of Directors declared a quarterly dividend of $1.3125 per share on its 5.25% Series A Mandatory Convertible Preferred Shares, payable in cash on March 1, 2022 to shareholders of record at the close of business on February 15, 2022. As of December 31, 2021, we recognized an additional $6,499 of accrued preferred share dividends. While the dividends on the MCPS are cumulative, they will not be paid until declared by the Company’s Board of Directors. If no dividends are declared and paid, they will continue to accumulate as the agreement contains a backstop to it being paid even if never declared by the board.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
Certain Non-GAAP Measures
We include non-GAAP measures in this annual report, including Adjusted Revenues, Adjusted EBITDA, Adjusted EBITDA margin and Free Cash Flow because they are a basis upon which our management assesses our performance and we believe they reflect the underlying trends and indicators of our business by allowing management to focus on the most meaningful indicators of our continuous operational performance.
Although we believe these measures are useful for investors for the same reasons, we recommend users of the financial statements to note these measures are not a substitute for GAAP financial measures or disclosures. We provide reconciliations of these non-GAAP measures to the corresponding most closely related GAAP measure.
Adjusted Revenues
We present Adjusted Revenues, which excludes the impact of the deferred revenues purchase accounting adjustments relating to acquisitions prior to 2021 (see Note 3 - Summary of Significant Accounting Policies for further detail) as a result of businesses that we have acquired. We present this measure because we believe it is useful to readers to better understand the underlying trends in our operations. Due to the adoption of ASU 2021-08, this performance indicator will not be used going forward. Our presentation of Adjusted Revenues is for informational purposes only and is not necessarily indicative of our future results.

The following table presents our calculation of Adjusted Revenues for the years ended December 31, 2021, 2020 and 2019, and a reconciliation of this measure to our Revenues, net for the same periods:

	Year Ended December 31,			Change 2021 vs. 2020	Change 2020 vs. 2019
(in thousands, except percentages)	2021	2020	2019	%	%
Revenues, net	$1,876,894	$1,254,047	$974,345	49.7%	28.7%
Deferred revenues adjustment(1)	3,951	23,101	438	(82.9)%	5174.2%
Adjusted revenues, net	$1,880,845	$1,277,148	$974,783	47.3%	31.0%
(1) Reflects the deferred revenues adjustment made as a result of purchase accounting prior to the adoption of FASB ASU No. 2021-08, "Accounting for Contract Assets and Contract Liabilities from Contracts with Customers". In the fourth quarter of 2021, Clarivate adopted ASU No. 2021-08 which allows an acquirer to account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. This guidance was applied retrospectively to all business combinations for which the acquisition date occurs during or subsequent to the fiscal year 2021.
Adjusted EBITDA and Adjusted EBITDA margin
Adjusted EBITDA is presented because it is a basis upon which our management assesses our performance, and we believe it is useful for investors to understand the underlying trends of our operations. See Certain Non-GAAP Measures - Adjusted EBITDA and Adjusted EBITDA margin for important information on the limitations of Adjusted EBITDA and its reconciliation to our Net loss under GAAP. Adjusted EBITDA represents net loss before provision for income taxes, depreciation and amortization, interest income and expense adjusted to exclude acquisition or disposal-related transaction costs (such costs include net income from continuing operations before provision for income taxes, depreciation and amortization and interest income and expense from divestitures), share-based compensation, mandatory convertible preferred share dividend expense, unrealized foreign currency gains/(losses), costs associated with the transition services agreement with Thomson Reuters, which we entered into in connection with our separation from Thomson Reuters in 2016, separation and integration costs, transformational and restructuring expenses, acquisition-related adjustments to deferred revenues, costs related to our merger with Churchill Capital Corp in 2019, non-operating income or expense, the impact of certain non-cash, mark to market adjustments on financial instruments and other items that are included in net income for the period that the Company does not consider indicative of its ongoing operating performance and certain unusual items impacting results in a particular period. Per Clarivate’s Non-GAAP policy effective January 1, 2021, we have ceased use of adjustments for costs in connection with our separation from Thomson Reuters including costs related to the transition services agreement and separation, integration, and transformational expenses, as well as costs related to our merger with Churchill Capital Corp in 2019. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by Adjusted Revenues.

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
The following table presents our calculation of Adjusted EBITDA for the years ended December 31, 2021, 2020 and 2019, and reconciles these measures to our Net loss for the same periods:

	Year Ended December 31,
(in thousands, except percentages)	2021	2020	2019
Net loss attributable to ordinary shares	$(311,956)	$(350,625)	$(258,633)
Dividends on preferred shares	41,508	—	—
Net loss	(270,448)	(350,625)	(258,633)
Provision (benefit) for income taxes	12,298	(2,698)	10,201
Depreciation and amortization	537,815	303,150	200,542
Interest expense and amortization of debt discount, net	252,490	111,914	157,689
Deferred revenues adjustment (1)	3,951	23,101	438
Transaction related costs (2)	46,216	99,286	46,214
Share-based compensation expense	139,571	70,472	51,383
Gain on sale of Techstreet	—	(28,140)	—
Restructuring and impairment (3)	129,459	56,138	15,670
Legal settlement	—	—	(39,399)
Impairment on assets held for sale	—	—	18,431
Mark to market adjustment on financial instruments (4)	(81,320)	205,062	47,656
Other (5)	30,372	(1,060)	43,874
Adjusted EBITDA	$800,404	$486,600	$294,066
Adjusted EBITDA margin	42.6%	38.1%	30.2%
(1)Reflects the deferred revenues adjustment made as a result of purchase accounting prior to the adoption of FASB ASU No. 2021-08, "Accounting for Contract Assets and Contract Liabilities from Contracts with Customers". In the fourth quarter of 2021, Clarivate adopted ASU No. 2021-08 which allows an acquirer to account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. This guidance was applied retrospectively to all business combinations for which the acquisition date occurs during or subsequent to the fiscal year 2021.
(2)Includes costs incurred to complete business combination transactions, including acquisitions, dispositions and capital market activities and include advisory, legal, and other professional and consulting costs. This also includes the mark to market adjustments on the contingent stock consideration associated with the CPA Global and DRG acquisitions.
(3)Reflects costs related to restructuring and impairment associated with the acquisition of primarily DRG and CPA Global in 2020. This also includes costs incurred in connection with the initiative, following our merger with Churchill Capital Corp in 2019, to streamline our operations by simplifying our organization and focusing on two segments. During 2021, the CPA Global plan continued as well as the addition of the One Clarivate and ProQuest Programs, which were approved restructuring actions to streamline operations within targeted areas of the Company. Additionally, during the year ended December 31, 2021, 2020 and 2019, we incurred impairment charges taken on right-of-use assets of $57,305, $4,771 and $0 respectively, relating to the exit and ceased use of leased properties.
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
(5)Includes primarily the net impact of foreign exchange gains and losses related to the re-measurement of balances and other items that do not reflect our ongoing operating performance. The 2021 detail also includes an accrual of $8,000 for a legal case. The 2020 detail also includes costs related to a transition services agreement and offset by the reverse transition services agreement from the sale of MarkMonitor. In 2019, this includes payments to Thomson Reuters under the Transition Services Agreement. For both 2020 and 2019, this also includes costs incurred in connection with and after our separation from Thomson Reuters in 2016 relating to the implementation of our standalone company infrastructure and related cost-savings initiatives. These costs include mainly transition consulting, technology infrastructure, personnel and severance expenses relating to our standalone company infrastructure, which are recorded in selling, general and administrative costs in our income statement, as well as expenses related to the

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
restructuring and transformation of our business following our separation from Thomson Reuters in 2016 mainly related to the integration of separate business units into one functional organization and enhancements in our technology. These costs were largely wound down by the end of 2020.
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
The below table summarizes our total liquidity for the periods presented:

Total Liquidity	Year Ended December 31,
(in thousands)	2021	2020
Cash and cash equivalents	$430,879	$257,730
Additional availability under revolving credit facility	168,920	244,738
	599,799	502,468
Unrestricted cash and cash equivalents was $430,879, $257,730 and $76,130 as of December 31, 2021, December 31, 2020 and December 31, 2019, respectively. Restricted cash increased from $14,678 as of December 31, 2020 to $156,734 as of December 31, 2021 due to the cash received from the sale of treasury shares from the Employee Benefit Trust established for the CPA Equity Plan in December 2021 and the holdback consideration as part of the Patient Connect acquisition, partially offset by the consideration related to the IncoPat transaction held in escrow that was paid in the fourth quarter of 2021. The cash received from the Employee Benefit Trust established for the CPA Equity Plan in December 2021 was

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
subsequently paid to the respective employees via payroll in the first quarter of 2022. As of December 31, 2021, we had approximately $5,567,211 of debt, consisting primarily of $2,818,800 in borrowings under our term loan facility, $921,399 in outstanding principal of our new senior notes due 2029, $921,177 in outstanding principal of our new senior secured notes due 2028, $700,000 in outstanding principal of senior secured notes due 2026, $175,000 of borrowings under our revolving credit facility, and $30,835 related to a financing lease. Refer to Note 14 - Debt in Item 8, Financial Statements and Supplementary Data, for a summary of amounts due under all of the outstanding borrowings as of December 31, 2021.
As of December 31, 2021 and December 31, 2020, we had $175,000 and $0 outstanding on the revolving credit facility, respectively. Additional availability under the revolving credit facility as of December 31, 2021 and December 30, 2020 was $168,920 and $244,738, respectively, which is net of a letter of credit utilization of $6,080 and $5,262. Refer to Note 14 - Debt in Item 8, Financial Statements and Supplementary Data, for additional information.
On June 24, 2021, we issued $1,000,000 in aggregate principal amount of Senior Secured Notes due June 30, 2028 and $1,000,000 in aggregate principal amount of Senior Notes due June 30, 2029 bearing interest at a rate of 3.875% and 4.875% per annum, respectively. In August 2021, we exchanged all of the outstanding, validly tendered and not withdrawn Old Secured Notes for the newly-issued 3.875% Senior Secured Notes due 2028, and exchanged all of the outstanding, validly tendered and not withdrawn Old Unsecured Notes for the Issuer’s newly-issued 4.875% Senior Notes due 2029. The exchange was treated as a debt modification in accordance with ASC 470. See Note 14 - Debt for further details.

We used the net proceeds to finance a portion of the purchase price for the ProQuest acquisition, which was completed on December 1, 2021.

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

As a result of additional term loans associated with the ProQuest, CPA Global and DRG acquisitions, we had $2,818,800 outstanding on our term loan facility at December 31, 2021. See Debt Profile below.

In August 2021, the Company's Board of Directors authorized a share repurchase program allowing the Company to purchase up to $250,000 of its outstanding ordinary shares, subject to market conditions. During the year ended December 31, 2021, the Company purchased 6,575,500 shares for a total of $159,356. As of December 31, 2021, the Company had approximately $90,644 of availability remaining under this program. In February 2022, the Company's Board of Directors approved the purchase of up to $1,000,000 of the Company's ordinary shares through open-market purchases, to be executed through December 31, 2023. The repurchase program replaces the repurchase program previously announced in August 2021.

Our capital expenditures in 2021, 2020 and 2019 consisted primarily of capitalized labor, consulting and other costs associated with product development. We estimate capital expenditures in 2022 associated with product development to be approximately $195,000. As of December 31, 2021, we had purchase obligations of approximately $199,944 primarily for cloud computing services and software licenses, pursuant to agreements to purchase goods and services that are enforceable, legally binding, and specify significant terms, including fixed or minimum quantities to be purchased, fixed minimum or variable pricing provisions, and the approximate timing of the transactions. Any amounts for which we are liable are reflected in our Consolidated Balance Sheets as Accounts payable or Accrued expenses and other current liabilities and $103,602 of this amount is expected to be paid within the next 12 months. For additional information related to contractual obligations, such as debt, leases, and commitments and contingencies, Refer to Note 7 - Leases, Note 14 - Debt and Note 23 - Commitments and Contingencies in Item 8, Financial Statements and Supplementary Data.

Cash Flows

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
The following table discloses our consolidated cash flows provided by (used in) operating, investing and financing activities for the periods presented:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net cash provided by operating activities	$323,767	$263,500	$117,580
Net cash used in investing activities	(4,044,460)	(2,988,768)	(140,885)
Net cash provided by financing activities	4,032,160	2,926,580	75,215
Effect of exchange rates	3,738	(5,043)	(971)
Increase in cash and cash equivalents	315,205	196,269	50,939

Net increase in cash and cash equivalents	173,149	181,600	50,555
Net increase in restricted cash	142,056	14,669	—
Net increase in cash held for sale	—	—	384
Increase in cash and cash equivalents	315,205	196,269	50,939

Cash and cash equivalents, and restricted cash beginning of the year	272,408	76,139	25,584
Less: Cash included in assets held for sale, end of period	—	—	(384)
Cash and cash equivalents, and restricted cash end of the year	$587,613	$272,408	$76,139

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

Net cash provided by operating activities was $323,767 and $263,500 for the years ended December 31, 2021 and 2020, respectively. The increase of $60,267 in net cash provided by operating activities was primarily due to higher results from operations in 2021, which was attributed to increased revenues and a reduction in costs as a percentage of revenues driven by the cost-saving and margin improvement programs designed to generate substantial incremental cash flow including the Operation Simplification and Optimization Program, the DRG Acquisition Integration Program, CPA Global Acquisition Integration and Optimization Program.

Net cash provided by operating activities was $263,500 and $117,580 for the years ended December 31, 2020 and 2019, respectively. The increase of $145,920 in net cash provided by operating activities was primarily due to higher results from operations in 2020, improved cash collections on accounts receivable, and increased working capital from acquired businesses.

Net Working Capital
(in thousands, except ratio)	December 31, 2021	December 31, 2020	December 31, 2019
Current assets	$1,637,238	$1,147,564	$493,076
Current liabilities	1,901,974	1,423,093	650,998
Net Working Capital	$(264,736)	$(275,529)	$(157,922)

Cash Flows Used in Investing Activities
Cash used in investing activities are primarily for acquisitions and capital expenditures, while cash inflows are primarily proceeds from divestitures.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
Net cash used in investing activities was $4,044,460 and $2,988,768 for the years ended December 31, 2021 and 2020, respectively. The $1,055,692 increase in cash used in investing activities was primarily due to cash paid for acquisitions, net of cash acquired for ProQuest in December 2021, Patient Connect in December 2021, Bioinfogate in August 2021 and the consideration related to the IncoPat transaction held in escrow that was paid in the fourth quarter of 2021, partially offset by the acquisitions of DRG in February 2020, CPA Global in October 2020, IncoPat in October 2020 and Hanlim in November 2020, as well as the acquisition of intangible assets due to key business intangible assets acquired from CustomersFirst Now in June 2020. The increase in cash used in investing activities was also attributed to an increase in capital expenditures primarily associated with product development from acquired businesses, as well as cash flows provided by the divestiture related to the sale of Techstreet in 2020 and MarkMonitor AntiFraud, Antipiracy, and Brand Protection Products in January 2020.
Net cash used in investing activities was $2,988,768 and $140,885 for the years ended December 31, 2020 and 2019. The $2,851,283 increase in cash used in investing activities was primarily due to an increase in cash paid related to acquisitions, net of cash acquired due to the acquisitions of DRG in February 2020, CPA Global in October 2020, IncoPat in October 2020 and Hanlim in November 2020, as well as the acquisition of intangible assets due to key business intangible assets acquired from CustomersFirst Now in June 2020, partially offset by the acquisitions of Darts-ip in 2019 and the acquisition of intangible assets due to key business intangible assets acquired from SequenceBase in 2019. The increase was also attributed to an increase in capital expenditures primarily associated with product development from acquired businesses. The increase in cash used in investing activities was partially offset by cash flows provided by the divestiture related to the sale of Techstreet in November 2020 and MarkMonitor AntiFraud, Antipiracy, and Brand Protection Products in January 2020.
Our capital expenditures in 2021, 2020 and 2019 consisted primarily of capitalized labor, consulting and other costs associated with product development.

Cash Flows Provided by Financing Activities
Net cash provided by financing activities was $4,032,160 and $2,926,580 for the years ended December 31, 2021 and 2020, respectively. The 1,105,580 increase in cash provided by financing activities was primarily due to the: (i) increase in proceeds of $1,392,616 from the issuance of our 5.25% Series A MCPS in June 2021; (ii) increase in borrowings under the revolving credit facility; (iii) decrease in repayment of borrowings under the revolving credit facility; (iv) increase in restricted cash proceeds from the sale of treasury shares from the Employee Benefit Trust established for the CPA Equity Plan (v) increase in proceeds from the issuance of debt due to the private placement offering and subsequent exchange offers of $1,000,000 in aggregate principal amount of Old Senior Secured Notes due 2028 and $1,000,000 in aggregate principal amount of Old Senior Notes due 2029 in June 2021 compared to the $1,960,000 of borrowings under our term loan facility in February 2020 and October 2020; (vi) increase in proceeds from the issuance of stock options; (vii) decrease in payments related to tax withholdings for share-based compensation; (viii) decrease in contingent purchase price payments related to the TradeMark Vision contingent earn out in the first quarter of 2020; and (ix) decrease in payment of debt issuance costs compared to the prior period. The increase in cash provided by financing activities was offset by the: (i) decrease in proceeds from the exercise of the Company's outstanding public warrants in the first quarter of 2020; (ii) repayment due to the redemption on the remaining outstanding $78,823 of Old Secured Notes and $78,601 of Old Unsecured Notes in August 2021; (iii) use of proceeds to repurchase 6,575,500 of the Company's ordinary shares for a total of $159,356     in 2021; (iv) decrease in proceeds from the issuance of ordinary shares driven by the Company's public offerings of 27,600,000 ordinary shares at $20.25 per share in February 2020 and 50,400,000 of our ordinary shares at a share price of $22.50 per share, of which 14,000,000 were ordinary shares offered by Clarivate and 36,400,000 were ordinary shares offered by selling shareholders in June 2020 compared to the public offering of 44,230,768 of our ordinary shares at a share price of $26.00, of which 28,846,154 ordinary shares were issued and sold by Clarivate and 15,384,614 were sold by selling shareholders in June 2021; (v) increase in principal payments on the term loan; and (vi) cash payment of dividends associated with our MCPS in 2021.
Net cash provided by financing activities was $2,926,580 and $75,215 for the year ended December 31, 2020 and 2019, respectively. The $2,851,365 increase in cash provided by financing activities was driven by: (i) the extinguishment debt related to October 2019 refinancing of our prior credit facilities and notes; (ii) reduced principal payments on term loans primarily driven by the repayment on our prior term loan facility upon consummation of the transaction with Churchill in 2019; (iii) payment related to the tax receivable agreement in 2019; (iv) increase in proceeds from the issuance of ordinary shares driven by the Company's public offerings of 27,600,000 ordinary shares at $20.25 per share in February 2020 and 50,400,000 of our ordinary shares at a share price of $22.50 per share, of which 14,000,000 were ordinary shares offered by

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
Clarivate and 36,400,000 were ordinary shares offered by selling shareholders in June 2020; (v) increase in proceeds from the exercise of the Company's outstanding public warrants in the first quarter of 2020; (vi) $1,960,000 of borrowings under our term loan facility in February 2020 and October 2020, partially offset by proceeds related to the refinancing of debt in 2019; (vii) decrease in the payment of debt issuance costs compared to the prior period; (vii) increase in proceeds from the issuance of stock options; and (vii) a reduction in the payment of debt issuance costs compared to the prior period. The increase in cash provided by financing activities was offset by: (i) proceeds from our merger with Churchill Capital Corp in 2019; (ii) increased repayments repayment of borrowings under the revolving credit facility; (iii) increase in payments related to tax withholdings for share-based compensation; (iv) decrease in borrowings under the revolving credit facility; and (v) increase in contingent purchase price payments primarily related to the TradeMark Vision contingent earn out in the first quarter of 2020.
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

In June 2021, we completed an underwritten public offering of 44,230,768 of our ordinary shares at a share price of $26.00, of which 28,846,154 ordinary shares were issued and sold by Clarivate and 15,384,614 were sold by selling shareholders (which included 5,769,230 ordinary shares that the underwriters purchased pursuant to their option to purchase additional shares). The ordinary shares sold by selling shareholders included 10,562,882 ordinary shares from Onex, 4,107,787 ordinary shares from Baring and 713,945 ordinary shares from Directors, Executive Officers and other shareholders. The Company received approximately $728,080 in net proceeds from the sale of ordinary shares offered by the Company, after deducting underwriting discounts and estimated offering expenses payable. We used the net proceeds to finance a portion of the purchase price for the ProQuest acquisition, which was completed on December 1, 2021. The Company did not receive any proceeds from the secondary ordinary shares sold by the selling shareholders.

In June 2021, concurrently with the June 2021 Ordinary Share Offering, we completed an underwritten public offering of 14,375,000 of our 5.25% Series A MCPS (which included 1,875,000 of our MCPS that the underwriters purchased pursuant to their option to purchase additional shares). The Company received approximately $1,392,671 in net proceeds from the sale of our MCPS offered by the Company, after deducting underwriting discounts and estimated offering expenses payable. We used the net proceeds to finance a portion of the purchase price for the ProQuest acquisition, which was completed on December 1, 2021.

Dividends on the MCPS are payable on a cumulative basis when declared by Clarivate’s Board of Directors, or an authorized committee of Clarivate’s Board of Directors, at an annual rate of 5.25% of the liquidation preference of $100.00 per share. Clarivate may pay declared dividends in cash or, subject to certain limitations, in Clarivate ordinary shares, or in any combination of cash and ordinary shares, on March 1, June 1, September 1 and December 1 of each year, commencing on September 1, 2021 and ending on June 1, 2024.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
In July 2021, the Company's Board of Directors declared a quarterly dividend of approximately $1.12 per share on its 5.25% Series A Mandatory Convertible Preferred Shares, payable on September 1, 2021 to shareholders of record at the close of business on August 15, 2021. As permitted by the Statement of Rights governing its 5.25% Series A Mandatory Convertible Preferred Shares, such dividend was paid by delivery of ordinary shares (other than $1 paid in cash in lieu of any fractional ordinary share). The number of ordinary shares deliverable in respect of such dividend was 664,730, which was determined based on the average volume-weighted average price per ordinary shares over the five consecutive trading day period ending on, and including, the trading day prior to September 1, 2021, which had a value of $16,141. In October 2021, the Company's Board of Directors declared a quarterly dividend of approximately $1.3125 per share on its 5.25% Series A MCPS, paid in cash on December 1, 2021 to shareholders of record at the close of business on November 15, 2021. As of December 31, 2021, we recognized $6,499 of accrued preferred share dividends within accrued expenses and other current liabilities. While the dividends on the MCPS are cumulative, they will not be paid until declared by the Company’s Board of Directors. If no dividends are declared and paid, they will continue to accumulate as the agreement contains a backstop to it being paid even if never declared by the board. In February 2022, the Company's Board of Directors declared a quarterly dividend of $1.3125 per share on its 5.25% Series A Mandatory Convertible Preferred Shares, payable in cash on March 1, 2022 to shareholders of record at the close of business on February 15, 2022.

During the period January 1, 2020 through February 21, 2020, 24,132,666 of the Company’s outstanding warrants were exercised for one ordinary share per whole warrant at a price of $11.50 per share. On February 20, 2020, we announced the redemption of all of our outstanding public warrants to purchase our ordinary shares that were issued as part of the units sold in the Churchill Capital Corp initial public offering that remained outstanding at 5:00 p.m. New York City time on March 23, 2020, for a redemption price of $0.01 per public warrant. In addition, our Board of Directors elected that, upon delivery of the notice of the redemption on February 20, 2020, all public warrants were to be exercised only on a “cashless basis.” Accordingly, by virtue of the cashless exercise of public warrants, exercising public warrant holders received 0.4626 of an ordinary share for each public warrant, and 4,747,432 ordinary shares were issued for public warrants exercised on a cashless basis and 4,649 public warrants were redeemed for $0.01 per public warrant. As of December 31, 2021, no public warrants were outstanding.
Free Cash Flow (non-GAAP measure)
The following table reconciles free cash flow measure, which is a non-GAAP measure, to net cash provided by operating activities:

	Year Ended December 31,
	2021	2020	2019
Net cash provided by operating activities	$323,767	$263,500	$117,580
Capital expenditures	(118,543)	(107,713)	(69,836)
Free cash flow	$205,224	$155,787	$47,744
Free cash flow was $205,224 for the year ended December 31, 2021, compared to $155,787 for the year ended December 31, 2020 and $47,744 for the year ended December 31, 2019. The increase in free cash flow was primarily due to higher net cash provided by operating activities due to an increase in the source of cash for improved results from operations, partially offset by an increase in capital expenditures primarily driven by product development from acquired businesses.
Required Reported Data - Standalone Adjusted EBITDA (non-GAAP measure)
We are required to report Standalone Adjusted EBITDA, which is identical to Consolidated EBITDA and EBITDA as such terms are defined under our credit facilities, dated as of October 31, 2019, the indentures governing our secured notes due 2026 issued by Camelot Finance S.A. and guaranteed by certain of our subsidiaries, and the indentures governing the New Notes issued by the Issuer in August 2021, respectively. In addition, the credit facilities and the indentures contain certain restrictive covenants that govern debt incurrence and the making of restricted payments, among other matters. These restrictive covenants utilize Standalone Adjusted EBITDA as a primary component of the compliance metric governing our ability to undertake certain actions otherwise proscribed by such covenants. Standalone Adjusted EBITDA reflects further adjustments to Adjusted EBITDA for cost savings already implemented and excess standalone costs.
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

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
The following table reconciles Standalone Adjusted EBITDA to our Net loss for the periods presented:

	Year Ended December 31,
	2021	2020	2019
(in thousands)
Net loss attributable to ordinary shares	$(311,956)	$(350,625)	$(258,633)
Dividends on preferred shares	41,508	—	—
Net loss	(270,448)	(350,625)	(258,633)
Provision (benefit) for income taxes	12,298	(2,698)	10,201
Depreciation and amortization	537,815	303,150	200,542
Interest, net	252,490	111,914	157,689
Deferred revenues adjustment(1)	3,951	23,101	438
Transaction related costs(2)	46,216	99,286	46,214
Share-based compensation expense	139,571	70,472	51,383
Gain on sale of Techstreet	—	(28,140)	—
Restructuring and impairment(3)	129,459	56,138	15,670
Legal Settlement	—	—	(39,399)
Impairment on assets held for sale	—	—	18,431
Mark to market adjustment on financial instruments(4)	(81,320)	205,062	47,656
Other(5)	30,372	(1,060)	43,874
Adjusted EBITDA	800,404	486,600	294,066
Realized foreign exchange gain	7,244	(2,431)	(3,500)
ProQuest Adjusted EBITDA impact(6)	255,525	—	—
DRG Adjusted EBITDA impact(6)	—	(2,668)	—
CPA Adjusted EBITDA impact(6)	—	193,930	—
Bioinfogate Adjusted EBITDA impact(6)	305	—	—
IncoPat Adjusted EBITDA impact(6)	—	(459)	—
Hanlim Adjusted EBITDA impact(6)	—	479	—
Patient Connect Adjusted EBITDA impact(6)	(1,073)	—	—
Cost savings(7)	130,281	86,659	15,500
Excess standalone costs(8)	—	—	30,000
Standalone Adjusted EBITDA	$1,192,686	$762,110	$336,066
(1)Reflects the deferred revenues adjustment made as a result of purchase accounting prior to the adoption of FASB ASU No. 2021-08, "Accounting for Contract Assets and Contract Liabilities from Contracts with Customers". In the fourth quarter of 2021, Clarivate adopted ASU No. 2021-08 which allows an acquirer to account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. This guidance was applied retrospectively to all business combinations for which the acquisition date occurs during or subsequent to the fiscal year 2021.
(2)Includes costs incurred to complete business combination transactions, including acquisitions, dispositions and capital market activities and include advisory, legal, and other professional and consulting costs. This also includes the mark to market adjustments on the contingent stock consideration associated with the CPA Global and DRG acquisitions.
(3)Reflects costs related to restructuring and impairment associated with the acquisition of primarily DRG and CPA Global in 2020. This also includes costs incurred in connection with the initiative, following our merger with Churchill Capital Corp in 2019, to streamline our operations by simplifying our organization and focusing on two segments. During 2021, the CPA Global plan continued as well as the addition of the One Clarivate and ProQuest Programs, which were approved restructuring actions to streamline operations within targeted areas of the Company. Additionally, during the year ended December 31, 2021, 2020 and 2019, we incurred impairment charges taken on right-of-use assets of $57,305, $4,771 and $0 respectively, relating to the exit and ceased use of leased properties.
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

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
(5)Includes primarily the net impact of foreign exchange gains and losses related to the re-measurement of balances and other items that do not reflect our ongoing operating performance. The 2021 detail also includes an accrual of $8,000 for a legal case. The 2020 detail also includes costs related to a transition services agreement and offset by the reverse transition services agreement from the sale of MarkMonitor. In 2019, this includes payments to Thomson Reuters under the Transition Services Agreement. For both 2020 and 2019, this also includes costs incurred in connection with and after our separation from Thomson Reuters in 2016 relating to the implementation of our standalone company infrastructure and related cost-savings initiatives. These costs include mainly transition consulting, technology infrastructure, personnel and severance expenses relating to our standalone company infrastructure, which are recorded in selling, general and administrative costs in our income statement, as well as expenses related to the restructuring and transformation of our business following our separation from Thomson Reuters in 2016 mainly related to the integration of separate business units into one functional organization and enhancements in our technology. These costs were largely wound down by the end of 2020.
(6)Represents the acquisition Adjusted EBITDA for the period beginning January 1 of the year of the acquisition through the respective acquisition date of each acquired business to reflect the company's Standalone EBITDA as though material acquisitions occurred at the beginning of the presented period.
(7)Reflects the estimated annualized run-rate cost savings, net of actual cost savings realized, related to restructuring and other cost savings initiatives undertaken during the period (exclusive of any cost reductions in our estimated standalone operating costs), including synergies related to acquisitions.
(8)Reflects the difference between our actual standalone company infrastructure costs, and our estimated steady operating costs, which are summarized in the below table.

	Year Ended December 31,
(in thousands)	2021	2020	2019
Actual standalone company infrastructure costs	$—	$—	$162,000
Steady state standalone cost estimate	—	—	(132,000)
Excess standalone costs	$—	$—	$30,000
The foregoing adjustments (6) , (7) and (8) are estimates and are not intended to represent pro forma adjustments presented within the guidance of Article 11 of Regulation S-X. Although we believe these estimates are reasonable, actual results may differ from these estimates, and any difference may be material. See Cautionary Statement Regarding Forward-Looking Statements.
Debt Profile
Senior Secured Notes due 2028 and Senior Notes due 2029

In June 2021, we issued $1,000,000 in aggregate principal amount of Senior Secured Notes due June 30, 2028 and $1,000,000 in aggregate principal amount of Senior Notes due June 30, 2029 bearing interest at a rate of 3.875% and 4.875% per annum, respectively. The interest is payable semi-annually to holders of record on June 30 and December 30 of each year, commencing on December 30, 2021. The Old Secured Notes and the Old Unsecured Notes were issued by Clarivate Science Holdings Corporation (the "Issuer"), an indirect wholly-owned subsidiary of Clarivate.
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

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
Concurrently with the settlement of the Exchange Offers, the Issuer deposited (or caused to be deposited) an amount in cash equal to the aggregate principal amount of the New Notes of each series into segregated escrow accounts until the date that certain escrow release conditions (the “Escrow Release Conditions”) including the consummation of the ProQuest acquisition, were satisfied. On December 1, 2021 the Escrow Release Conditions were satisfied, and the escrow proceeds were released from the escrow accounts and used to fund a portion of the purchase price of the ProQuest acquisition and to pay related fees and expenses.
In connection with the closing of the ProQuest acquisition on December 1, 2021, the New Notes are guaranteed on a joint and several basis by each of Clarivate’s indirect subsidiaries that is an obligor or guarantor under Clarivate’s existing credit facilities and senior secured notes due 2026. The New Secured Notes will be secured on a first-lien pari passu basis with borrowings under the existing credit facilities and senior secured notes, and the New Unsecured Notes will be the Issuer’s and such guarantors’ unsecured obligations. As of the date of this annual report, we believe we were in compliance with the indentures' covenants.
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
Credit Facilities
On October 31, 2019, we entered into a $900,000 term loan facility, which was fully drawn at closing. On February 28, 2020, we incurred an incremental $360,000 of term loans under our term loan facility and used the net proceeds from such borrowings to fund a portion of the cash consideration for the DRG acquisition. On October 1, 2020, in connection with the CPA Global acquisition, the Company incurred an incremental $1,600,000 of borrowings under our term loan facility and used the net proceeds from such borrowings to fund the repayment of CPA Global's parent company outstanding debt. As of December 31, 2021, we had $2,818,800 outstanding on the term loan facility. The term loan facility matures on October 31, 2026.

On October 31, 2019, we entered into $250,000 revolving credit facility. In November 2021, we increased the capacity of the revolving credit facility by $100,000 to $350,000, of which $175,000 remained undrawn as of December 31, 2021. In November 2021, the Company borrowed $175,000 on the existing Revolving Credit Facility and used the net proceeds from such borrowings for general corporate purposes

Borrowings under the credit facilities bear interest at a floating rate which can be, at our option, either (i) a Eurocurrency rate plus an applicable margin or (ii) an alternate base rate (equal to the highest of  (i) the rate which Bank of America, N.A. announces as its prime lending rate, (ii) the Federal Funds Effective Rate plus one-half of 1.00% and (iii) the Eurocurrency rate for an interest period of one month for loans denominated in dollars plus 1.00%) plus an applicable margin, in either case, subject to a Eurocurrency rate floor of 0.00%. Commencing March 31, 2020, the term loan facility will amortize in equal quarterly installments in an amount equal to 1.00% per annum of the original par principal amount thereof, with the remaining balance due at final maturity.
The credit facilities are secured by substantially all of our assets and the assets of all of our U.S. restricted subsidiaries and certain of our non-U.S. subsidiaries, including those that are or may be borrowers or guarantors under the Credit Facilities,

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except share and per share data, option prices, ratios or as noted)
subject to customary exceptions. The credit facilities contain customary events of default and restrictive covenants that limit us from, among other things, incurring certain additional indebtedness, issuing preferred stock, making certain restricted payments and investments, certain transfers or sales of assets, entering into certain affiliate transactions or incurring certain liens. These credit facilities limitations are subject to customary baskets, including certain limitations on debt incurrence and issuance of preferred stock, subject to compliance with a consolidated coverage ratio of Consolidated EBITDA (as defined in the credit facilities), a measure identical to our Standalone Adjusted EBITDA disclosed above under - Required Reported Data - Standalone Adjusted EBITDA, to interest and other fixed charges on certain debt (as defined in the credit facilities) of 2.00 to 1.00. In addition, the credit facilities require us to comply with a springing financial covenant pursuant to which, as of the third quarter of 2019, we must not exceed a total first lien net leverage ratio (as defined under the credit facilities) of 7.25 to 1.00, to be tested on the last day of any quarter only when more than 35% of the revolving credit facility (excluding (i) non-cash collateralized, issued and undrawn letters of credit in an amount up to $20,000 and (ii) any cash collateralized letters of credit) is utilized at such date. As of December 31, 2021, our consolidated coverage ratio was 6.58 to 1.00 and our consolidated leverage ratio was 4.30 to 1.00. As of the date of this Report, we are in compliance with the covenants in the credit facilities. As of the date of this form 10-K, we are in compliance with the covenants in the credit facilities.

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
The Company maintained a contingent stock liability based on observable market data relating to the CPA Global acquisition that occurred on October 1, 2020. The amount was settled on January 21, 2021 through the issuance of ordinary shares. The contingent stock liability was $0 and $44,565 as of December 31, 2021 and December 31, 2020, recorded in Accrued expenses and other current liabilities on the Consolidated Balance Sheet. The Company recognized a gain related to the changes in the contingent stock liability of $675 and $1,920 for the years ended December 31, 2021 and 2020, respectively, recorded within Selling, general and administrative costs on the Consolidated Statement of Operations.
The Company maintained a contingent stock liability based on observable market data relating to the DRG acquisition that occurred on February 28, 2020. The amount was settled on March 5, 2021 through the issuance of ordinary shares. The contingent stock liability was $0 and $86,029 as of December 31, 2021 and December 31, 2020, recorded in Accrued expenses and other current liabilities on the Consolidated Balance Sheet. The Company recognized (income) expense related to the changes in the contingent stock liability of $(24,410) and $27,132 for the years ended December 31, 2021 and 2020, respectively, recorded within Selling, general and administrative costs on the Consolidated Statement of Operations.
Dividends on our convertible preferred shares are payable, as and if declared by our Board of Directors, at an annual rate of 5.25% of the liquidation preference of $100.00 per share. We may pay declared dividends in cash or, subject to certain limitations, in our ordinary shares, or in any combination of cash and ordinary shares, on March 1, June 1, September 1 and December 1 of each year, commencing on September 1, 2021 and ending on, and including, June 1, 2024. See Note 23 - Commitments and Contingencies in Item 8, Financial Statements and Supplementary Data, for additional information.
The Company is engaged in various legal proceedings and claims that have arisen in the ordinary course of business. We have taken what we believe to be adequate reserves related to the litigation and threatened claims. We maintain appropriate insurance policies in place, which are likely to provide some coverage for these liabilities or other losses that may arise from these litigation matters. See Note 23 - Commitments and Contingencies in Item 8, Financial Statements and Supplementary Data, for additional information.

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
Revenues denominated in currencies other than U.S. dollars amounted to $640,300, or approximately 34.1%, of our total revenues for the year ended December 31, 2021. A significant majority of this amount was denominated in euros, British pounds and Japanese yen. A 5% increase or decrease in the value of the euro, British pound and Japanese yen relative to the U.S. dollar would have caused our revenues for the year ended December 31, 2021 to increase or decrease by $28,795.
Interest Rate Risk
Our interest rate risk arises primarily from our borrowings at floating interest rates. Borrowings under our credit facilities are subject to floating base interest rates, plus a margin. As of December 31, 2021, we had $2,818,800 of floating rate debt outstanding under our credit facilities, consisting of borrowings under the revolving and term loan facilities for which the base rate was one-month LIBOR (subject, with respect to the term loan facility only, to a floor of 0.00% for $1,234,800 and 1.00% for $1,584,000), which stood at 0.10% at December 31, 2021. Of this amount, we hedged $449,250 of our principal amount of our floating rate debt under hedges using interest rate derivatives. As a result, $2,369,550 of our outstanding borrowings effectively bore interest at floating rates. A 1/8th basis point increase or decrease in the applicable base interest rate under our credit facilities would have an impact of $1,501 on our cash interest expense for the year ended December 31, 2021. For additional information on our outstanding debt and related hedging, see Item 8. Financial Statements and Supplementary Data - Notes to the Consolidated Financial Statements - Note 10 - Derivative Instruments and Note 14 - Debt.

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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Clarivate Plc and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to a lack of an effectively designed control (i) over the communication of modifications to pre-existing compensation agreements in an acquisition transaction between the legal function and the accounting function to ensure the accounting impact of the modifications could be evaluated, and (ii) with a sufficient level of precision to allow for an appropriate review of the tax balances associated with the opening balance sheet of acquired entities.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2021 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for credit losses in 2020.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded ProQuest from its assessment of internal control over financial reporting as of December 31, 2021 because it was acquired by the Company in a purchase business combination during 2021. We have also excluded this entity from our audit of internal control over financial reporting. ProQuest is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 2% and 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.

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

Acquired Database Intangible Asset and Customer Relationships Intangible Assets – ProQuest

As described in Note 4 to the consolidated financial statements, the Company acquired 100% of ProQuest in 2021. The aggregate consideration paid in connection with the closing of the ProQuest acquisition was $4,994.3 million, net of cash acquired, which resulted in $2,773.0 million and $709.3 million of customer relationships and technology and databases intangible assets, respectively, being recorded. Technology and databases intangible assets include both acquired technology intangible assets and acquired databases intangible assets. As disclosed by management, the fair value of the customer relationships intangible assets acquired was estimated by management through a discounted cash flow model using the multi-period excess earnings method, which involved the use of significant estimates and assumptions related to projected revenue growth rates, operating margins, projected cash flows, royalty rates, tax rates, discount rates, tax amortization benefits, and customer attrition rates, among other items. The fair value of the databases intangible assets acquired was estimated by management through a discounted cash flow model using the relief from royalty method, which involved the use of significant estimates and assumptions related to projected revenue growth rates, royalty rates, tax rates, discount rates, tax amortization benefits, and obsolescence rates.

The principal considerations for our determination that performing procedures relating to an acquired database intangible asset and the acquired customer relationships intangible assets from the ProQuest acquisition is a critical audit matter are (i) a high degree of auditor judgment and subjectivity in performing procedures relating to the estimated fair value of certain database and customer relationships intangible assets due to the significant judgment by management when developing these estimates; (ii) the significant audit effort in evaluating the significant assumptions related to projected revenue growth rates, royalty rate, tax rate, discount rate, tax amortization benefit and obsolescence rate related to the database intangible asset, as well as the significant assumptions related to projected revenue growth rates, operating margins, projected cash flows, royalty rates, tax rates, discount rates, tax amortization benefits, and customer attrition rates related to the customer relationship intangible assets; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to business combination accounting, including controls over management’s valuation of the database intangible asset and the customer relationship intangible assets and controls over the development of significant assumptions related to projected revenue growth rates, royalty rate, tax rate, discount rate, tax amortization benefit and obsolescence rate related to the acquired database intangible asset, as well as significant assumptions related to projected revenue growth rates, operating margins, projected cash flows, royalty rates, tax rates, discount rates, tax amortization benefits and customer attritions rates related to the customer relationship intangible assets. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for estimating the fair value of the database intangible asset and the customer relationships intangible assets; (iii) evaluating the appropriateness of the discounted cash flow models; (iv) testing the completeness and accuracy of the underlying data used in the models; and (v) evaluating the reasonableness of the aforementioned significant assumptions. Evaluating management’s significant assumptions involved evaluating whether the assumptions used were reasonable considering the consistency of the assumptions with external market and industry data and whether these assumptions were consistent with evidence obtained in other areas of the audit, as applicable. Evaluating projected revenue growth rates (for both the database intangible asset and the customer relationship intangible assets) and operating margins and projected cash flows (for customer relationship intangible assets) also involved evaluating whether the assumptions used were reasonable considering the current and past performance of the acquired entity. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the discounted cash flow models and evaluating the reasonableness of management’s significant assumptions related to the projected revenue growth rates, royalty rates, tax rates, discount rates, and tax amortization benefits (for both the database intangible asset and the customer relationships intangible assets), the customer attrition rates (for customer relationship intangible assets), and the obsolescence rate (for the database intangible asset).

Goodwill Impairment Assessment for the IP Management Reporting Unit

As described in Notes 3, 9 and 11 to the consolidated financial statements, the Company’s consolidated goodwill balance was $7,904.9 million as of December 31, 2021, and the goodwill balance assigned to the IP Management Reporting Unit was $3,047.3 million. Management evaluates its goodwill for impairment at the reporting unit level, defined as an operating segment or one level below an operating segment, annually as of October 1 or more frequently if impairment indicators arise. As disclosed by management, a quantitative assessment was performed for its IP Management reporting unit. In determining the fair value of a reporting unit, management estimates the fair value using a discounted cash flow model under the income approach. The discounted cash flow model determines the fair value of a reporting unit based on the present value of estimated future cash flows, which include significant assumptions related to projected revenue growth rates, operating margins, tax rates, terminal values and discount rates, among others.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment for the IP Management reporting unit is a critical audit matter are (i) a high degree of auditor judgment and subjectivity in performing procedures relating to the estimated fair value of the IP Management reporting unit due to the significant judgment by management when developing this estimate; (ii) the significant audit effort in evaluating the significant assumptions related to projected revenue growth rates, operating margins, tax rate, and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the determination of the reporting units, valuation of the IP Management reporting unit, and controls over the development of significant assumptions related to projected revenue growth rates, operating margins, tax rate, and discount rate. These procedures also included, among others (i) testing management’s process for estimating the fair value of the IP Management reporting unit; (ii) evaluating whether there were any impairment indicators; (iii) evaluating the appropriateness of the discounted cash flow model; (iv) testing the completeness and accuracy of underlying data used in the model; and (v) evaluating the reasonableness of management’s significant assumptions related to projected revenue growth rates, operating margins, tax rate and discount rate. Evaluating management’s significant assumptions involved evaluating whether the assumptions used were reasonable considering the consistency of the assumptions with external market and industry data and whether the assumptions were consistent with evidence obtained in other areas of the audit. Evaluating the projected revenue growth rates and operating margins also involved evaluating whether the assumptions used were reasonable considering the past performance of the Company. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the discounted cash flow model and evaluating the reasonableness of management’s significant assumption related to the discount rate.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 10, 2022

We have served as the Company’s auditor since 2016.

CLARIVATE PLC
Consolidated Balance Sheets
(In thousands, except share and per share data)

	As of December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$430,879	$257,730
Restricted cash	156,734	14,678
Accounts receivable, net of allowance of $6,713 and $8,745 at December 31, 2021 and December 31, 2020, respectively	906,428	737,733
Prepaid expenses	76,551	58,273
Other current assets	66,646	79,150
Total current assets	1,637,238	1,147,564
Property and equipment, net	83,849	36,267
Other intangible assets, net	10,392,354	7,370,350
Goodwill	7,904,863	6,042,964
Other non-current assets	50,710	31,334
Deferred income taxes	27,938	29,863
Operating lease right-of-use assets	86,027	132,356
Total Assets	$20,182,979	$14,790,698

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$129,218	$82,038
Accrued expenses and other current liabilities	679,603	569,682
Current portion of deferred revenues	1,030,399	707,318
Current portion of operating lease liability	32,177	35,455
Current portion of long-term debt	30,577	28,600
Total current liabilities	1,901,974	1,423,093
Long-term debt	5,456,280	3,457,900
Warrant liabilities	227,839	312,751
Non-current portion of deferred revenues	54,250	41,399
Other non-current liabilities	142,752	49,445
Deferred income taxes	380,060	366,996
Operating lease liabilities	93,955	104,324
Total liabilities	8,257,110	5,755,908
Commitments and contingencies

Shareholders’ equity:
Preferred Shares, no par value; 14,375,000 shares authorized; 5.25% Mandatory Convertible Preferred Shares, Series A, 14,375,000 and 0 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	1,392,616	—
Ordinary Shares, no par value; unlimited shares authorized at December 31, 2021 and December 31, 2020; 683,139,210 and 606,329,598 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	11,827,915	9,989,284
Treasury shares, at cost: 547,136 shares as of December 31, 2021 and 6,325,860 Shares as of December 31, 2020	(16,956)	(196,038)
Accumulated other comprehensive income	326,755	492,382
Accumulated deficit	(1,604,461)	(1,250,838)
Total shareholders’ equity	11,925,869	9,034,790
Total Liabilities and Shareholders’ Equity	$20,182,979	$14,790,698
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CLARIVATE PLC
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues, net	$1,876,894	$1,254,047	$974,345
Operating expenses:
Cost of revenues	(626,104)	(438,787)	(352,000)
Selling, general and administrative costs	(642,989)	(544,700)	(475,014)
Depreciation	(13,996)	(12,709)	(9,181)
Amortization	(523,819)	(290,441)	(191,361)
Impairment on assets held for sale	—	—	(18,431)
Restructuring and impairment	(129,459)	(56,138)	(15,670)
Other operating (expense) income, net	(27,507)	52,381	4,826
Total operating expenses	(1,963,874)	(1,290,394)	(1,056,831)
Loss from operations	(86,980)	(36,347)	(82,486)
Mark to market adjustment on financial instruments	81,320	(205,062)	(47,656)
Legal settlement	—	—	39,399
Loss before interest expense and income tax	(5,660)	(241,409)	(90,743)
Interest expense and amortization of debt discount, net	(252,490)	(111,914)	(157,689)
Loss before income tax	(258,150)	(353,323)	(248,432)
Provision for income taxes	(12,298)	2,698	(10,201)
Net loss	(270,448)	(350,625)	$(258,633)
Dividends on preferred shares	(41,508)	—	—
Net loss attributable to ordinary shares	$(311,956)	$(350,625)	$(258,633)

Per share:
Basic	$(0.49)	$(0.82)	$(0.94)
Diluted	$(0.61)	$(0.82)	$(0.94)

Weighted average shares used to compute earnings per share:
Basic	630,976,906	427,023,558	273,883,342
Diluted	640,774,100	427,023,558	273,883,342
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CLARIVATE PLC
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net loss	$(270,448)	$(350,625)	$(258,633)
Other comprehensive income (loss), net of tax:
Interest rate swaps, net of tax of $1,557, $0 and $0	4,837	(978)	(6,422)
Defined benefit pension plans, net of tax (benefit) provision of $0, $(65) and $683	(555)	(659)	(1,041)
Foreign currency translation adjustment	(169,909)	498,898	(2,774)
Total other comprehensive income (loss), net of tax	(165,627)	497,261	(10,237)
Comprehensive income (loss)	$(436,075)	$146,636	$(268,870)
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CLARIVATE PLC
Consolidated Statements of Changes in Equity
(In thousands, except share data)

	Ordinary Shares		Preferred Shares		Treasury Shares		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2018, as originally reported	1,646,223	$1,677,510	—	$—	—	$—	$5,358	$(632,261)	$1,050,607
Conversion of units of share capital	215,880,202	—	—	—	—	—	—	—	—
Balance at December 31, 2018, as recasted	217,526,425	1,677,510	—	—	—	—	5,358	(632,261)	1,050,607
Shares subject to redemption	—	(64,157)	—	—	—	—	—	—	(64,157)
Tax Receivable Agreement	—	(264,000)	—	—	—	—	—	—	(264,000)
Settlement of Tax Receivable Agreement	—	64,000	—	—	—	—	—	—	64,000
Issuance of ordinary shares, net	1,597,691	1,582	—	—	—	—	—	—	1,582
Merger recapitalization	87,749,999	678,054	—	—	—	—	—	—	678,054
Share-based award activity	—	51,383	—	—	—	—	—	—	51,383
Net loss	—	—	—	—	—	—	—	(258,633)	(258,633)
Other comprehensive loss	—	—	—	—	—	—	(10,237)	—	(10,237)
Balance at December 31, 2019	306,874,115	$2,144,372	—	$—	—	$—	$(4,879)	$(890,894)	$1,248,599

Balance at December 31, 2019	306,874,115	$2,144,372	—	$—	—	$—	$(4,879)	$(890,894)	$1,248,599
Adjustment to opening Accumulated deficit related to adoption of ASC Topic 326	—	—	—	—	—	—	—	(9,319)	(9,319)
Exercise of public warrants	28,880,098	277,526	—	—	—	—	—	—	277,526
Exercise of Private Placement Warrants	274,000	4,124	—	—	—	—	—	—	4,124
Exercise of stock options	12,042,862	2,122	—	—	—	—	—	—	2,122
Vesting of restricted stock units	289,641	—	—	—	—	—	—	—	—
Shares returned to the Company for net share settlements	(7,297,396)	(33,056)	—	—	—	—	—	—	(33,056)
Issuance of ordinary shares, net	265,266,278	7,558,774	—	—	—	—	—	—	7,558,774
Share-based award activity	—	35,422	—	—	—	—	—	—	35,422
Treasury shares	—	—	—	—	6,325,860	(196,038)			(196,038)
Net loss	—	—	—	—	—	—	—	(350,625)	(350,625)
Comprehensive income (loss)	—	—	—	—	—	—	497,261	—	497,261
Balance at December 31, 2020	606,329,598	$9,989,284	—	$—	6,325,860	$(196,038)	$492,382	$(1,250,838)	$9,034,790

CLARIVATE PLC
Consolidated Statements of Changes in Equity
(In thousands, except share data)

	Ordinary Shares		Preferred Shares		Treasury Shares		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2020	606,329,598	$9,989,284	—	$—	6,325,860	$(196,038)	$492,382	$(1,250,838)	$9,034,790
Exercise of Private Placement Warrants	212,174	3,592	—	—	—	—	—	—	3,592
Exercise of stock options	3,057,008	18,562	—	—	—	—	—	—	18,562
Vesting of restricted stock units	991,759	—	—	—	—	—	—	—	—
Shares returned to the Company for net share settlements	(1,693,274)	(24,892)	—	—	—	—	—	—	(24,892)
Issuance of ordinary shares, net	257,359,494	6,980,615	—	—	—	—	—	—	6,980,615
Share-based award activity	—	56,134	—	—	—	—	—	—	56,134
Repurchases of ordinary shares	—	—	—	—	(183,782,279)	(5,211,521)	—	—	(5,211,521)
Retirement of treasury shares	(183,782,279)	(5,211,521)	—	—	183,782,279	5,211,521	—	—	—
Issuance of preferred shares, net	—	—	14,375,000	1,392,616	—	—	—	—	1,392,616
Issuance of treasury shares, net	—	—	—	—	(5,778,724)	179,082	—	(41,667)	137,415
Dividends to preferred stockholders	664,730	16,141	—	—	—	—	—	(41,508)	(25,367)
Net loss	—	—	—	—	—	—	—	(270,448)	(270,448)
Other comprehensive income	—	—	—	—	—	—	(165,627)	—	(165,627)
Balance at December 31, 2021	683,139,210	$11,827,915	14,375,000	$1,392,616	547,136	$(16,956)	$326,755	$(1,604,461)	$11,925,869

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CLARIVATE PLC
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash Flows From Operating Activities
Net loss	$(270,448)	$(350,625)	$(258,633)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	537,815	303,150	200,542
Bad debt expense	5,988	3,332	1,331
Deferred income tax benefit	(13,358)	(45,509)	357
Share-based compensation	33,329	34,158	51,383
Restructuring and impairment	48,152	5,212	—
Loss (gain) on foreign currency forward contracts	6,904	(2,903)	—
Mark to market adjustment on contingent shares	(25,085)	25,212	—
Mark to market adjustment on financial instruments	(81,320)	205,062	47,656
Loss on extinguishment of debt	—	—	50,676
Gain on disposal of business	—	(29,192)	—
Impairment on assets held for sale	—	—	18,431
Deferred finance charges	13,170	5,752	2,496
Other operating activities	541	2,611	(374)
Changes in operating assets and liabilities:
Accounts receivable	(64,067)	29,947	(593)
Prepaid expenses	2,744	5,742	(10,224)
Other assets	27,702	45,678	(975)
Accounts payable	31,193	(2,851)	(13,838)
Accrued expenses and other current liabilities	85,924	(54,794)	1,095
Deferred revenues	207	80,683	33,480
Operating lease right of use assets	3,363	5,329	11,365
Operating lease liabilities	(25,820)	(6,064)	(11,251)
Other liabilities	6,833	3,570	(5,344)
Net cash provided by operating activities	323,767	263,500	117,580

Cash Flows From Investing Activities
Capital expenditures	(118,543)	(107,713)	(69,836)
Acquisitions, net of cash acquired	(3,930,214)	(2,916,471)	(68,424)
Acquisition of intangible assets	—	(5,982)	(2,625)
Proceeds from sale of product line, net of restricted cash	4,297	41,398	—
Net cash used in investing activities	(4,044,460)	(2,988,768)	(140,885)

Cash Flows From Financing Activities
Proceeds from revolving credit facility	175,000	60,000	70,000
Proceeds from issuance of debt	2,000,000	1,960,000	1,600,000
Redemption of Notes not exchanged	(157,424)	—	—
Principal payments on term loan	(28,600)	(12,600)	(641,509)
Repayments of revolving credit facility	—	(125,000)	(50,000)
Payment of debt issuance costs and discounts	(32,624)	(38,340)	(41,923)
Contingent purchase price payment	—	(7,816)	(2,371)
Proceeds from reverse recapitalization	—	—	682,087
Proceeds from issuance of preferred shares	1,392,616	—	—
Proceeds from issuance of ordinary shares	728,040	843,744	—
Proceeds from issuance of treasury shares	139,864	—	—
Extinguishment of debt	—	—	(1,342,651)

CLARIVATE PLC
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Tax receivable agreement payout	—	—	(200,000)
Repurchases of ordinary shares	(159,356)	—	—
Cash dividends on preferred shares	(18,868)	—	—
Proceeds from warrant exercises	—	277,526	—
Proceeds from stock options exercised	18,562	2,122	1,582
Payments related to finance lease	(158)	—	—
Payments related to tax withholding for stock-based compensation	(24,892)	(33,056)	—
Net cash provided by financing activities	4,032,160	2,926,580	75,215
Effects of exchange rates	3,738	(5,043)	(971)

Net increase in cash and cash equivalents	$173,149	$181,600	$50,555
Net increase in restricted cash	142,056	14,669	—
Net increase in cash held for sale	—	—	384
Net increase in cash and cash equivalents, and restricted cash	315,205	196,269	50,939

Beginning of period:
Cash and cash equivalents	$257,730	$76,130	$25,575
Restricted cash	14,678	9	9
Total cash and cash equivalents, and restricted cash, beginning of period	272,408	76,139	25,584
Less: Cash included in assets held for sale, end of period	—	—	(384)
Cash and cash equivalents, and restricted cash, end of period	587,613	272,408	76,139

End of period:
Cash and cash equivalents	430,879	257,730	76,130
Restricted cash	156,734	14,678	9
Total cash and cash equivalents, and restricted cash, end of period	$587,613	$272,408	$76,139

Supplemental Cash Flow Information:
Cash paid for interest	$182,415	$97,510	$101,164
Cash paid for income tax	$33,869	$27,621	$29,204
Assets received as reverse recapitalization capital	$—	$—	$1,877
Liabilities assumed as reduction of reverse recapitalization capital	$—	$—	$5,910
Capital expenditures included in accounts payable	$8,692	$7,783	$8,762

Non-Cash Financing Activities:
Shares issued and returned for funding of CPA Global Equity Plan	$—	$(196,038)	$—
Shares issued to Capri Acquisition Topco Limited	5,052,165	—	—
Retirement of treasury shares	(5,211,521)	—	—
Shares issued as contingent stock consideration associated with the DRG acquisition	61,619	—	—
Shares issued as contingent stock consideration associated with the CPA Global acquisition	43,890	—	—
Shares issued as dividends on our 5.25% Series A Mandatory Convertible Preferred Shares	16,141	—	—
Dividends accrued on our 5.25% Series A Mandatory Convertible Preferred Shares	6,499	—	—
Total Non-Cash Financing Activities	$(31,207)	$(196,038)	$—
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
The Company is a provider of proprietary and comprehensive content, analytics, professional services and workflow solutions that enable users across government and academic institutions, life science companies and research and development (“R&D”) intensive corporations to discover, protect and commercialize their innovations. Clarivate has two reportable segments: Science and Intellectual Property ("IP"). Our segment structure is organized to address customer needs by product line. Our Science segment consists of our AGPL and Life Sciences Product Lines. Both provide curated, high-value, structured information that is delivered and embedded into the workflows of our customers, which include research intensive corporations, life science organizations and universities world-wide. Our IP segment consists of our Patent, Trademark, Domain, and IP Management Product Lines. These Product Lines help manage customer's end-to-end portfolios of intellectual property from patents to trademarks to corporate website domains. See Note 22 - Segment Information, for additional information on the Company's reportable segments.
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
In February 2020, the Company consummated a public offering of 27,600,000 ordinary shares at $20.25 per share. In June 2020, we completed an underwritten public offering of 50,400,000 of our ordinary shares (including 2,400,000 ordinary shares pursuant to the underwriters' option to purchase up to an additional 7,200,000 ordinary shares from certain selling shareholders) at a share price of $22.50 per share. Of the 50,400,000 ordinary shares, 14,000,000 were ordinary shares offered by Clarivate and 36,400,000 were ordinary shares offered by selling shareholders, including 20,821,765 ordinary shares from Onex, 8,097,354 ordinary shares from Baring and 7,480,881 ordinary shares from Directors, Executive Officers and other shareholders. The underwriters' option to purchase the remaining 4,800,000 ordinary shares from certain selling shareholders expired on July 3, 2020.

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

In June 2021, we completed an underwritten public offering of 44,230,768 of our ordinary shares at a share price of $26.00, of which 28,846,154 ordinary shares were issued and sold by Clarivate and 15,384,614 were sold by selling shareholders (which included 5,769,230 ordinary shares that the underwriters purchased pursuant to their option to purchase additional shares). The ordinary shares sold by selling shareholders included 10,562,882 ordinary shares from Onex, 4,107,787 ordinary shares from Baring and 713,945 ordinary shares from Directors, Executive Officers and other shareholders. The Company received approximately $728,080 in net proceeds from the sale of ordinary shares offered by the Company, after deducting underwriting discounts and estimated offering expenses payable. The Company did not receive any proceeds from the secondary ordinary shares sold by the selling shareholders. We used the net proceeds to finance a portion of the purchase price for the ProQuest acquisition, which was completed on December 1, 2021. The Company did not receive any proceeds from the secondary ordinary shares sold by the selling shareholders.

In June 2021, concurrently with the June 2021 Ordinary Share Offering, we completed an underwritten public offering of 14,375,000 of our 5.25% Series A Mandatory Convertible Preferred Shares ("MCPS") which included 1,875,000 of our mandatory convertible preferred shares that the underwriters purchased pursuant to their option to purchase additional shares. The Company received approximately $1,392,671 in net proceeds from the mandatory convertible preferred share offering, after deducting underwriting discounts and estimated offering expenses payable. We used the net proceeds to finance a portion of the purchase price for the ProQuest acquisition, which was completed on December 1, 2021.

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

Risks and Uncertainties

In March 2020, the World Health Organization characterized COVID-19 as a pandemic. The rapid spread of COVID-19 and issues relating to the resurgence of COVID - 19 and/or new strains of COVID - 19 along with continuously evolving responses to combat it have had an increasingly negative impact on the global economy. This has had, and may continue to have, an adverse impact to our operational and financial performance as well as the businesses of our customers and partners, including their spending priorities. It is difficult to predict the full extent of the potential effects and impact on our operations, business, and financial performance, however, we continue to conduct business with substantial modifications and precautionary measures to our daily operations. Modifications include less employee travel as well as a virtual shift related to work location, and sales and marketing events. Given the uncertainty around the severity and duration of the COVID-19 pandemic and the measures taken, or may be taken, in response to the COVID-19 pandemic, the Company cannot reasonably estimate the full impact of the COVID-19 pandemic on our business, financial condition and results of operations at this time, which may be material.

Note 2: Basis of Presentation
The accompanying Consolidated Financial Statements for the years ended December 31, 2021, 2020 and 2019 were prepared in conformity with U.S. GAAP. The Consolidated Financial Statements of the Company include the accounts of all of its subsidiaries. Subsidiaries are entities over which the Company has control, where control is defined as the power to govern financial and operating policies. Generally, the Company has a shareholding of more than 50% of the voting rights in its subsidiaries. The effect of potential voting rights that are currently exercisable is considered when assessing whether control exists. Subsidiaries are fully consolidated from the date control is transferred to the Company, and are de-consolidated from the date control ceases. Intercompany accounts and transactions have been eliminated in consolidation. The Employee Benefit Trust ("EBT") associated with the CPA Global Equity Plan was consolidated on October 1, 2020. The EBT held Clarivate shares that were recorded as treasury shares as they were legally issued but not outstanding. The EBT also holds cash that is classified as restricted cash on the Consolidated Balance Sheet. Additionally, certain reclassifications and revisions of prior period data have been made to conform to the current year's presentation.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

During the fourth quarter of 2020, the Company realigned its reporting structure and changed the manner in which performance is assessed. The two operating segments created include the Science Group and the Intellectual Property Group.

Note 3: Summary of Significant Accounting Policies
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
Restricted Cash
The Company held $156,734 and $14,678 of restricted cash as of December 31, 2021 and 2020, respectively. Restricted cash as of December 31, 2021 primarily included the cash received from the sale of treasury shares from the Employee Benefit Trust established for the CPA Equity Plan in December 2021. The cash received from the Employee Benefit Trust established for the CPA Equity Plan in December 2021 was subsequently paid in the first quarter of 2022.
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
Concentration of Credit Risk
Accounts receivable are the primary financial instrument that potentially subjects the Company to significant concentrations of credit risk. Accounts receivable represents arrangements in which services were transferred to a customer before the customer pays consideration or before payment is due. Contracts with payment in arrears are recognized as receivables after the Company considers whether a significant financing component exists. The Company does not require collateral or other securities to support customer receivables. Management performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed appropriate. Credit losses have been immaterial and

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
reasonable within management’s expectations. Our ten largest customers represented only 9% of revenues for the year ended December 31, 2021.
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
Internally Developed Software and Content
Internally Developed Software — Development costs related to internally generated software are capitalized once a project has progressed beyond a conceptual, preliminary stage to that of the application development stage. Costs of significant improvements or enhancements on existing software for internal use, both internally developed and purchased, are also capitalized. Costs related to the preliminary project stage, data conversion and post-implementation/operation stage of an internal use software development project are expensed as incurred. Capitalized costs are amortized over five years, which is the estimated useful life of the related software. Purchased software is amortized over three years, which is the estimated useful life of the related software.
Content — Costs related to the acquisition of source materials, content selection, document processing, editing, abstracting, and indexing are capitalized. The Company also capitalizes internal and external costs associated with the development of product-related software that adds functionality and improves the customer’s ability to search the Company’s content. The Company does not capitalize any costs associated with research and development or marketing. These capitalized costs are amortized over a two to five year useful life.
Both internally developed software and content are evaluated for impairment whenever circumstances indicate the carrying amount may not be recoverable. The test for impairment compares the carrying amounts with the sum of undiscounted cash flows related to the asset. If the carrying value is greater than the undiscounted cash flows of the asset, the asset is written down to its estimated fair value.
Business Combinations
We include the results of operations of the businesses that we acquire as of the acquisition date. We allocate the purchase price of the acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the fair values of identifiable assets and liabilities is recorded as goodwill. Acquisition-related expenses, other than those associated with the issuance of debt or equity securities, are recognized separately from the business combination and are expensed as incurred.
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
Management identified an impairment loss in connection with the divestiture of certain assets and liabilities of its MarkMonitor Product Line within its IP segment in the year ended December 31, 2019. As a result of restructuring initiatives, the Company recorded non-cash impairment for leases in the years ended December 31, 2020, and December 31, 2021. See Note 25 - Restructuring and Impairment for further information.
Goodwill and Indefinite-Lived Intangible Assets
The carrying amount of goodwill is tested for impairment annually during the fourth quarter each year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill is tested for impairment on a reporting unit level, which is defined as the operating segment or one level below the operating segment. As of October 1, 2021, our most recent annual goodwill impairment testing date, the Company identified five reporting units. We use both qualitative and quantitative analysis to determine whether we believe it is more likely than not that goodwill has been impaired. For our most recent annual goodwill impairment test, we applied the qualitative assessment to three of the reporting units identified and the quantitative assessment to two of the reporting units identified. For our prior year goodwill impairment test, as of October 1, 2020, all reporting units identified were subject to the quantitative assessment. For the year ended December 31, 2021, the fair values of our reporting units exceeded each individual reporting unit’s carrying value, and goodwill was not impaired. There was no impairment of goodwill as a result of the Company’s annual impairment testing conducted for the years ended December 31, 2021, 2020, and 2019.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
The Company has indefinite-lived intangible assets related to trade names. As of October 1, 2021, our most recent annual indefinite-live intangible assets impairment testing date, the fair value of our indefinite-lived trade names exceeded the assets carrying value, and the assets were not impaired. There was no impairment of indefinite-lived intangible assets as a result of the Company’s annual impairment testing conducted for the years ended December 31, 2021, 2020, and 2019.
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
Warrant Liabilities
We used a third-party specialist to fair value the awards using the Monte Carlo simulation approach. The assumptions included in the model include, but are not limited to, risk-free interest rate, expected volatility of stock prices for the Company’s and its peer group, and dividend yield. A discount for the lack of marketability ("DLOM") is applied to shares that are subject to remaining post vesting lock up restrictions.
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
Interest Rate Swaps
The Company has interest rate swaps with counterparties to reduce its exposure to variability in cash flows relating to interest payments on a portion of its outstanding first lien senior secured term loan facility in an aggregate principal amount of $2,818,800 (“Term Loan Facility”). The Company applies hedge accounting and has designated these instruments as cash flow hedges of the risk associated with floating interest rates on designated future quarterly interest payments. Management assumes the hedge is highly effective and therefore changes in the value of the hedging instrument are recorded in

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. Any ineffectiveness is recorded in earnings. Amounts in Accumulated other comprehensive income (loss) are reclassified into earnings in the same period during which the hedged transactions affect earnings, or upon termination of the hedging relationship.
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
Treasury Shares

Shares repurchased by the company from the open market or shares held in the EBT as previously discussed are classified within equity as Treasury shares and are recorded at the fair value on the date of acquisition. When Clarivate reissues treasury shares at an amount greater (less) than it paid to repurchase the shares, it realizes a gain (loss) on the reissuance of the shares. This gain or loss is recognized within shareholders’ equity. Management has elected to utilize the FIFO method for determining the gains and losses from sales of Treasury shares.

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
Revenue Recognition
The Company derives revenue by selling information on a subscription and single transaction basis as well as from performing professional services. The Company recognizes revenue when control of these services are transferred to the customer for an amount, referred to as the transaction price, that reflects the consideration to which the Company is expected to be entitled in exchange for those goods or services. The Company determines revenue recognition utilizing the following five steps: (1) identification of the contract with a customer, (2) identification of the performance obligations in the contract (promised goods or services that are distinct), (3) determination of the transaction price, (4) allocation of the transaction price to the performance obligations, and (5) recognition of revenue when, or as, the Company transfers control of the product or service for each performance obligation. Revenue is recognized net of discounts and rebates, as well as value added and other sales taxes. Cash received or receivable in advance of the delivery of the services or publications is included in deferred revenues. The Company disaggregates revenue based on revenue recognition pattern. Subscription based revenues recognize revenue over time, whereas our re-occurring revenues recognize revenue at a point in time. Our transactional revenues recognize revenue at a point in time and other revenues relating to professional services recognize revenue over time. The Company believes subscription, re-occurring and transactional and other revenues is reflective of how the Company manages the business. The revenue recognition policies for the Company’s revenue streams are discussed below.
Subscription Revenues
Subscription-based revenues are recurring revenues that are earned under annual, evergreen or multi-year contracts pursuant to which we license the right to use our products to our customers or provide maintenance services over a contractual term. Revenues from the sale of subscription data, maintenance services, and analytics solutions are recognized ratably over the contractual period as revenues are earned. Subscription revenues are typically generated either on (i) an enterprise basis, meaning that the organization has a license for the particular product or service offering and then anyone within the organization can use it at no additional cost, (ii) a seat basis, meaning each individual that uses the particular product or service offering has to have his or her own license, or (iii) a unit basis, meaning that incremental revenues are generated on an existing subscription each time the product is used (e.g., a trademark or brand is searched or assessed).
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
Transactional and Other Revenues
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
Other revenues relate to professional services including implementation for software and software as a service ("SaaS") subscriptions. These contracts vary in length from several months to years for multi-year projects. Revenue is recognized

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
over time utilizing a reasonable measure of progress depicting the satisfaction of the related performance obligation. Other revenues also includes one-time perpetual archive license ("PAL") revenues.
Performance Obligations
Content Subscription: Content subscription performance obligations are most prevalent in the Web of Science, Derwent, CPA Global, ProQuest and Life Sciences Product Lines. Content subscriptions are subscriptions that can only be accessed through the Company’s online platform for a specified period of time through downloads or access codes. On-premise the software is purchased by the customer and installed directly onto the customer’s own operating systems. In addition to the primary content subscription, these types of performance obligations can often include other performance obligations, such as training subscriptions, access to historical content, software licenses, professional services, maintenance and other optional content. Revenue for these performance obligations are primarily recognized over the length of the contract (i.e. subscription revenue). In case of software sold as a subscription, the cloud based hosted services and post-sales support and maintenance are considered as one performance obligation distinct from other services in the contract. Within the Life Sciences Product Line and resulting from the DRG acquisition, the Company provides analytics and syndicated research and syndicated databases through subscription and membership contracts and through the sale of single reports from the syndicated series. Subscription based revenues are recognized ratably over the period that the service is being provided, generally one year.
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
SaaS Subscription: Software-as-a-Service (“SaaS”) software is hosted centrally on a cloud-based system and usage is licensed on an annual subscription fee basis. The company earns revenue from selling SaaS subscriptions where customers purchase on demand access to hosted software products. Revenue from software subscription agreements, a portion of which are for multiple year terms, is recognized ratably over the term of the subscriptions, including any free trial periods before or after the paid subscription term. Revenue from professional services related to SaaS implementation are recognized by the percentage of completion method, determined by the ratio between the actual hours incurred and the total anticipated hours.
Perpetual Archive Licenses ("PAL"): This performance obligation relates to the ProQuest Product Line. Customers purchase perpetual archive licenses to collections, periodicals, eBooks, and other resources contained in the Company’s databases. The Company will grant access to the platform or service at the time of contract inception and the PAL product is for the customer to own forever. However, the online access to the PAL product is limited by time and if customer wishes to extend the online access, the customer must pay a continuing service fee and if the customer chooses not to pay, the Company will send a hard copy (CD or DVD) of the PAL material. The Company records revenue on the date when the customer is granted access to the license/service and revenue is recognized at a point in time.

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

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
IP Services: This performance obligation relates to the CPA Global Product Line. This includes services related to (i) on-premise software installation, (ii) post-sales software support services,(iii) keeping software updated for any changes in laws (i.e., law update service), (iv) docketing, and (v) search and examination services provided to various PTOs. Revenue from IP services is recognized over the period of the contract as and when the service is provided.
Validation Services: This performance obligation relates to the CPA Global Product Line. This involves services related to:(i) registration of a patent granted in Europe, to various individual countries where it will ultimately be enforceable; (ii) translation of documents to be submitted to a patent and trademark office ("PTO") in local language; (iii) registration of address with PTO, for all future notifications to be received on behalf of the IP holder; and (iv) management of notifications on behalf of IP holder over the lifetime of the patent. The Company has determined each of the above services performed represent separate performance obligations. Revenue is recognized once the provision of the service is complete and this point is reached when a purchase invoice is received from the agent for (i) and (ii) above and when registration with the PTO gets completed for (iii) above. With respect to management of notifications, revenue is recognized over the lifetime of the patent on a straight-line basis. Revenue from Validation Services is recognized net of official fees collected from customers for remittance to the PTO and any taxes collected from customers, which are subsequently remitted to governmental authorities.
IP Transaction Processing: This performance obligation related to the IPM Product Line that was disposed of in October of 2018 and reacquired as part of the acquisition of the CPA Global business and Product Line in October of 2020. These services consist of gathering all necessary data and information, preparing the renewal applications, and submitting payment to the PTO in the relevant country on behalf of the IP holders and the Company could have potential liability for the successful completion of the renewal application process, for which we carry insurance. The Company has determined there is one performance obligation relating to the provision of the service, which includes compiling the necessary data and submitting the renewal application, as well as facilitating the payment from the customer to the PTO. Revenue is recognized once the provision of the service is complete and this point is reached when the PTO receives the payment and documentation to renew the patent or trademark. The PTO fees and any taxes collected from customers are deemed fees collected on behalf of third parties, and therefore revenue from renewals services is recognized net of these fees. Revenue is recognized upon transfer of control of the promised service to customers (i.e., at the time the renewal paperwork and payment are submitted to the PTO) because at that point the Company has a right to payment and the risks and rewards associated with the Renewal Preparation service are transferred to the customer, coupled with the fact customer acceptance is deemed a formality that does not impact the timing of transfer of control.
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
As it relates to the Content Subscription, PALs and SaaS Subscription performance obligations have an additional party is involved in a transaction and can be categorized as either agreements with Third Party Distributors or Reseller Agreements. Third Party Distributor agreements provide the distributor with the right to market and resell ProQuest products to end customers and based on the indicators of control, revenues from these Third Party Distributor transactions are generally recognized gross. Reseller Agreements involve contracting to resell third party products where the Company is the Reseller and revenues from these transactions are generally recognized net.

Variable Consideration
In some cases, contracts provide for variable consideration that is contingent upon the occurrence of uncertain future events, such as retroactive discounts provided to the customers, indexed or volume-based discounts, time and materials based implementation services, and revenue between contract expiration and renewal. Variable consideration is estimated at the expected value or at the most likely amount depending on the type of consideration. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The estimate of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of its anticipated performance and all information (historical, current, and forecasted) that is reasonably available to the Company.
Significant Judgments
Significant judgments and estimates are necessary for the allocation of the proceeds received from an arrangement to the multiple performance obligations and the appropriate timing of revenue recognition. Our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Determining a standalone selling price that may not be directly observable amongst all the products and performance obligations requires judgment. Specifically, many Web of Science, DRG, CPA Global, and ProQuest Product Line contracts include multiple product offerings, which may have both subscription and transactional revenues. Judgment is also required to determine whether the software license is considered distinct and accounted for separately, or not distinct and accounted for together with the subscription service and recognized over time for other products. The Company allocates value to primary content subscriptions or licenses including PALs and accompanying performance obligations, such as training subscriptions, continuing service fees, access to historical content, maintenance and other optional content. When multiple performance obligations exist in a single contract, the transaction price is allocated to each performance obligation based on the standalone selling price of each performance obligation. The Company utilizes its standard price lists to determine the standalone selling price based on the product and country.
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
For certain of our businesses, the discount is allocated entirely to one or more, but not all, performance obligations in the contract when certain criteria are met.

Cost to Obtain a Contract
Commission costs represent costs to obtain a contract and are considered contract assets. The Company pays commissions to the sales managers and support teams for earning new customers and renewing contracts with existing customers. These commission costs are capitalized within Prepaid expenses and Other non-current assets on the Consolidated Balance Sheets. The costs are amortized to Selling, general and administrative expenses within the Consolidated Statements of Operations. The amortization period is between one and seven years based on the estimated length of the customer relationship.
Deferred Revenues

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
Share-based Compensation
Share-based compensation consists of restricted share units ("RSUs"), performance share units ("PSUs") and 2019 Transaction related shares granted to certain key members of management which are recognized in the Consolidated Statements of Operations based on their grant date fair values with forfeitures recognized as they occur. The share-based compensation cost of time-based RSU and PSU grants is calculated by multiplying the grant date fair value by the number of shares granted. We recognize compensation expense over the vesting period of the award. The value of PSUs is weighted between a total shareholder return ("TSR") component and a performance metric component. PSUs with performance metric components are assessed for probability of achieving the targets at each quarterly period end.
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
Equity compensation plans of the acquired CPA Global business are accounted for as a liability as they will be paid in cash. Changes in the fair value of these awards are recorded at the end of each reporting period.
Restructuring
Restructuring expense includes costs associated with involuntary termination benefits provided to employees, including the acceleration of equity based awards for severed individuals under the CPA Global Equity Plan, certain contract termination costs, and other costs associated with an exit or disposal activity. The involuntary termination benefits included within restructuring charges are recognized in accordance with ASC 420, Exit or Disposal Cost Obligations or ASC 712, Compensation – Nonretirement Postemployment Benefits, as applicable. Liabilities are recognized in accordance with ASC 420 when the programs were approved, the employees to be terminated were identified, the terms of the arrangement were established, it was determined changes to the plan were unlikely to occur and the arrangements were communicated to employees. Liabilities for nonretirement postemployment benefits that fall under ASC 712 are recognized when the severance liability was determined to be probable of being paid and reasonably estimable. The liabilities are recorded within Accrued expenses and other current liabilities in the Consolidated Balance Sheets. The corresponding expenses are recorded

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
within Restructuring and impairment in the Consolidated Statements of Operations. See Note 25 - Restructuring and Impairment for further details.
Other Operating Income (Expense), Net
Other operating income (expense) consists of gains or losses related to the disposal of our assets, asset impairments or write-downs and the consolidated impact of re-measurement of the assets and liabilities of our company and our subsidiaries that are denominated in currencies other than each relevant entity’s functional currency. The gain and loss of certain divested non-core assets and liabilities of the IP segment are included in the year ended December 31, 2020. See Note 5 - Assets Held for Sale and Divested Operations for further details.
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
In December 2019, the FASB issued ASU 2019-12, which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. The guidance is effective for all entities for fiscal years beginning after December 15, 2020. The Company's January 1, 2021 adoption of this standard did not have a material impact on the Company's Consolidated Financial Statements.
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
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the recognition of acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. The amendments require that the acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The Company has elected to early adopt the ASU and has applied the amendments retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the 2021 fiscal year. As a result of the adoption, we have accounted for contract assets and liabilities for our 2021 acquisitions in accordance with this updated guidance.
Recently Issued Accounting Standards
In June 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity as a result of complexity associated with GAAP for certain financial instruments with characteristics of liabilities and

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
equity. This guidance is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods. The Company will adopt ASU 2020-06 effective January 1, 2022, and it is expected that the adoption will not have a material impact to the Company's Consolidated Financial Statements.

In April 2021, the FASB issued ASU 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, which provides guidance regarding the accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. This guidance is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company will adopt ASU 2021-04 effective January 1, 2022, and it is expected that the adoption will not have a material impact to the Company's Consolidated Financial Statements.

In July 2021, the FASB issued ASU 2021-05, Leases (Topic 842) Lessors – Certain Leases with Variable Lease Payments, in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities as well as disclosing key information about leasing transactions. This guidance is effective for all entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years for public business entities. The Company will adopt ASU 2021-05 effective January 1, 2022, and is still evaluating the impact to the Company’s Consolidated Financial Statements.

There were no other new accounting standards or updates issued or effective as of December 31, 2021, that have, or are expected to have, a material impact on the Company's Consolidated Financial Statements.

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
Acquisition of ProQuest

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
On December 1, 2021, we acquired 100% of ProQuest, a leading global software, data and analytics provider to academic, research and national institutions, and its subsidiaries from Cambridge Information Group (“CIG”), Atairos and certain other equityholders (collectively, the “Seller Group”). The aggregate consideration in connection with the closing of the ProQuest acquisition was $4,994,334, net of $52,514 cash acquired. The aggregate consideration was composed of (i) $1,094,901 from the issuance of up to 46,910,923 ordinary shares to the Seller Group and (ii) approximately $3,951,947 in cash, including approximately $917,491 to fund the repayment of ProQuest debt. The purchase price is subject to the Seller's final approval of the Final Closing Statement.

Issuance of 46,910,923 shares(1)	$1,094,901
Cash consideration(2)	3,951,947
Total purchase price	5,046,848
Cash acquired(3)	(52,514)
Total purchase price, net of cash acquired	$4,994,334

(1) Based on the Company’s closing share price of $23.34 on November 30, 2021.
(2) Based on the Closing Statement, total cash consideration of $3,951,947 includes a base cash consideration of $3,988,000, less working capital adjustments of $31,661, less closing indebtedness adjustments of $36,618, plus closing cash consideration of $32,225 as defined in the Transaction Agreement.

(3) Cash acquired includes $52,514 of total cash acquired, less $1,957 of restricted cash acquired as defined in the Transaction Agreement.
The excess of the purchase price over the net tangible and intangible assets is recorded to Goodwill and primarily reflects the assembled workforce and expected synergies. The majority of goodwill is deductible for tax purposes. During the year-ended December 31, 2021, total transaction costs incurred in connection with the acquisition of ProQuest were $62,950. The ProQuest acquisition is reported as part of the Science Segment, see Note 22 - Segment Information for further details.
The amount of Revenues, net and Net loss resulting from the acquisition that are attributable to the Company's stockholders and included in the Consolidated Statements of Operations and Comprehensive Loss were as follows:

Year Ended December 31, 2021
Revenues, net	$80,418
Net income attributable to the Company's shareholders	$3,000

The purchase price allocation for the ProQuest acquisition as of the close date of December 1, 2021 is preliminary and may change upon completion of the determination of the fair value of assets acquired and liabilities assumed. For example, the attrition assumptions used in valuing the customer relationship intangible assets acquired are provisional. A 0.5% change in the attrition assumption used would represent a material change in the purchase price allocation. The following table summarizes the preliminary purchase price allocation for this acquisition:

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

Total
Accounts receivable	113,492
Prepaid expenses	22,254
Other current assets	23,704
Property and equipment, net	62,307
Other intangible assets(2)	3,534,742
Other non-current assets	17,955
Deferred income taxes	3,512
Operating lease right-of-use assets	28,429
Total assets	$3,806,395
Accounts payable	17,100
Accrued expenses and other current liabilities	136,811
Current portion of long-term debt	1,072
Current portion of deferred revenue	335,234
Current portion of operating lease liabilities	7,960
Long-term debt	33,362
Deferred income taxes	58,605
Non-current portion of deferred revenue	6,799
Other non-current liabilities	89,217
Operating lease liabilities	23,085
Total liabilities	709,245
Fair value of acquired identifiable assets and liabilities	$3,097,150

Purchase price, net of cash(1)	$4,994,334
Less: Fair value of acquired identifiable assets and liabilities	3,097,150
Goodwill	$1,897,184

(1) The Company acquired cash of $52,514, including $1,957 of restricted cash to fund bank guarantees (contract performance guarantees, rental guarantees, and bid bonds) assumed in the ProQuest acquisition.

(2) Of the $3,534,742, $3,528,000 relates to the valued intangible assets as per the purchase price allocation and $6,742 relates to acquired assets under construction.
The identifiable intangible assets acquired are amortized on a straight-line basis over their estimated useful lives. The following table summarizes the estimated fair value of ProQuest's identifiable intangible assets acquired and their remaining amortization period (in years):

	Fair Value as of December 1, 2021	Remaining Range of Years
Customer relationships	$2,773,000	17-23
Technology & databases(1)	709,300	5-17
Trade names	45,700	2-10
Total identifiable intangible assets	$3,528,000
(1) Technology and databases intangible assets include both acquired technology intangible assets and acquired databases intangible assets.

Unaudited pro forma information for the Company for the periods presented as if the acquisition had occurred January 1, 2020 is as follows:

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

	Year ended December 31,
	2021	2020
Pro forma revenues, net	$2,702,984	$2,116,947
Pro forma net loss attributable to the Company's shareholders	$(175,418)	$(545,512)

The unaudited pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of results of operations that would have been achieved had the acquisition taken place on the date indicated, or the future consolidated results of operations of the Company. The pro forma financial information presented above has been derived from the historical consolidated financial statements of the Company and from the historical accounting records of ProQuest.

The unaudited pro forma results include certain pro forma adjustments to net loss that were directly attributable to the acquisition, assuming the acquisition had occurred on January 1, 2020, including the following: (i) additional amortization expense that would have been recognized relating to the acquired intangible assets, (ii) adjustments to interest expense to reflect the removal of ProQuest debt and the additional Company borrowings in conjunction with the acquisition, (iii) acquisition-related transaction costs which reduced expenses by $62,950 for the year ended December 31, 2021, and (iv) other one-time non-recurring costs related to undrawn bridge commitment fees which reduced expenses by $55,000 for the year ended December 31, 2021.

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
Clarivate acquired all of the outstanding shares of CPA Global in a cash and stock transaction. The aggregate consideration in connection with the closing of the CPA Global acquisition was $8,540,886, net of $102,675 cash acquired and including an equity holdback consideration of $46,485. The aggregate consideration was composed of (i) $6,565,477 from the issuance of up to 218,183,778 ordinary shares to Redtop Holdings Limited, a portfolio company of Leonard Green & Partners, L.P., representing approximately 35% pro forma fully diluted ownership of Clarivate and (ii) approximately $2,078,084 in cash to fund the repayment of CPA Global's parent company outstanding debt of $2,055,822 and related interest swap termination fee of $22,262. Of the 218,306,663 ordinary shares issuable in the acquisition, Clarivate issued 210,357,918 ordinary shares as of October 1, 2020. There were 6,325,860 shares that were issued to Leonard Green & Partners, L.P. that were returned to Clarivate to fund an Employee Benefit Trust established for the CPA Global Phantom Equity Plan. Accordingly, these shares were excluded from purchase price consideration. During January 2021, the Company issued the remaining 1,500,000 ordinary shares to Redtop Holdings Limited pursuant to a hold-back clause within the purchase agreement.

Issuance of 210,357,918 shares	$6,565,477
Cash paid for repayment of CPA Global's parent company debt and related interest rate swap termination charge	2,078,084
Total purchase price	8,643,561
Cash acquired	(102,675)
Total purchase price, net of cash acquired	$8,540,886
The excess of the purchase price over the net tangible and intangible assets is recorded to Goodwill and primarily reflects the assembled workforce and expected synergies. The majority of goodwill is deductible for tax purposes. During the year ended December 31, 2021, total transaction costs incurred in connection with the acquisition of CPA Global were $23. Total transaction costs during the year ended December 31, 2020 were $37,164.
The amount of Revenues, net and Net loss resulting from the acquisition that are attributable to the Company's stockholders and included in the Consolidated Statements of Operations and Comprehensive Loss were as follows:

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

	Year ended December 31,
	2021	2020
Revenues, net (1)	$631,365	$157,504
Net loss attributable to the Company's stockholders	$(54,032)	$(39,985)

(1) Includes $3,863 and $15,297 of a deferred revenue adjustment recognized during the year ended December 31, 2021 and 2020, respectively.
The purchase price allocation for the CPA Global acquisition as of the close date of October 1, 2020 is final. The following table summarizes the final purchase price allocation for this acquisition:

Total
Accounts receivable	$380,259
Prepaid expenses	27,437
Other current assets	38,784
Property and equipment, net	13,290
Other intangible assets	4,920,317
Deferred income taxes	19,310
Other non-current assets	8,403
Operating lease right-of-use assets	30,649
Total assets	$5,438,449
Accounts payable	53,791
Accrued expenses and other current liabilities	284,353
Current portion of deferred revenue	181,365
Current portion of operating lease liabilities	7,738
Non-current portion of deferred revenue	16,771
Deferred income taxes	291,869
Other non-current liabilities	24,307
Operating lease liabilities	23,615
Total liabilities	883,809
Fair value of acquired identifiable assets and liabilities	$4,554,640

Purchase price, net of cash(1)	$8,540,886
Less: Fair value of acquired identifiable assets and liabilities	4,554,640
Goodwill(2)	$3,986,246

(1) The Company acquired cash of $102,675 including $3,400 of restricted cash to fund fixed cash awards and certain taxes related to the phantom equity compensation plan as part of CPA Global acquisition accounting.

(2) Includes $942,201 of buyer-specific synergy goodwill that was allocated to the Clarivate legacy reporting units expected to benefit from the acquisition.
During the year ended December 31, 2021, the Company recorded measurement period adjustments to the purchase price allocation recorded as of the close date of October 1, 2020. The following table summarizes the measurement period adjustments recorded through the measurement period date ending September 30, 2021:

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

Total
Accounts receivable(1)	$7,135
Prepaid expenses	(158)
Other current assets	370
Property and equipment, net	1,002
Other non-current assets	1,123
Total assets	$9,472

Accounts payable	290
Accrued expenses and other current liabilities(2)	49,164
Current portion of deferred revenue	989
Non-current portion of deferred revenue	(15)
Deferred income taxes(3)	(13,405)
Total liabilities	$37,023
Fair value of acquired identifiable assets and liabilities	$(27,551)

Purchase price, net of cash	$(665)
Less: Fair value of acquired identifiable assets and liabilities	(27,551)
Goodwill	$26,886

(1) The $7,135 account receivable measurement period adjustment is due to a change in the fair value of CPA Global's accounts receivable, with there being a $9,306 increase in the valuation increase offset by a $2,171 decrease.

(2) The Company recorded measurement period adjustments of $49,164 increasing accrued expenses and other current liabilities, of which, $61,000 relates to adjustments to CPA Global's accrual for claims existing prior to the date of acquisition, offset by a $11,836 reduction to CPA Global's other accruals. See Note 23 - Commitments and Contingencies for further information.

(3) The $13,405 deferred income tax measurement period adjustment is due to the tax impact of CPA Global's other measurement period adjustments detailed in the chart above.

The identifiable intangible assets acquired are amortized on a straight-line basis over their estimated useful lives. The following table summarizes the estimated fair value of CPA Global’s identifiable intangible assets acquired and their remaining amortization period (in years):

	Fair Value as of October 1, 2020	Remaining Range of Years
Customer relationships	$4,643,306	17-23
Technology	266,224	6-14
Trade names	10,787	2-17
Total identifiable intangible assets	$4,920,317

Unaudited pro forma information for the Company for the periods presented as if the acquisition had occurred January 1, 2019 is as follows:

	Year ended December 31,
	2020	2019
Pro forma revenues, net	$1,708,486	$1,498,485
Pro forma net loss attributable to the Company's stockholders	$(374,440)	$(403,653)
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
The unaudited pro forma results include certain pro forma adjustments to revenue and net loss that were directly attributable to the acquisition, assuming the acquisition had occurred on January 1, 2019, including the following: (i) additional amortization expense that would have been recognized relating to the acquired intangible assets, (ii) adjustments to interest expense to reflect the removal of CPA Global debt and the additional Company borrowings in conjunction with the acquisition, (iii) acquisition-related transaction costs which reduced expenses by $71,103 for the year ended December 31, 2020.

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

The aggregate consideration paid in connection with the closing of the DRG acquisition was $964,997, comprised of $900,000 of base cash plus $6,100 of adjusted closing cash paid on the closing date and 2,895,638 of the Company's ordinary shares issued to PEL on March 5, 2021. The contingent stock consideration was valued at $58,897 on the closing date and was revalued at each period end until the issuance date. For the year ended December 31, 2020, the fair value of the contingent stock consideration increased by $27,132, which was recorded to selling, general and administrative costs in the Consolidated Statements of Operations. The corresponding liability was $86,029 as of December 31, 2020 and recorded to Accrued expenses and other current liabilities in the Consolidated Balance Sheets. As the liability settled on March 5, 2021 with the Company issuing 2,895,638 ordinary shares valued at $61,619, there was no liability captured within the December 31, 2021 Consolidated Balance Sheet. See Note 23 - Commitments and Contingencies for more information. The DRG acquisition was accounted for using the acquisition method of accounting. The excess of the purchase price over the net tangible and intangible assets was recorded to Goodwill and primarily reflected the assembled workforce and expected synergies. Goodwill was not deductible for tax purposes. Due to the decrease to the fair value of the contingent stock consideration between December 31, 2020 and March 5, 2021, during the year ended December 31, 2021, total transaction costs in connection with the acquisition of DRG resulted in a net gain of $24,194. Total transaction costs during the year ended December 31, 2020 were $47,068.

The amount of Revenues, net and Net loss resulting from the acquisition that are attributable to the Company's stockholders and included in the Consolidated Statements of Operations and Comprehensive Loss were as follows:

	Year ended December 31,
	2021	2020
Revenues, net (1)	$105,265	$186,428
Net income attributable to the Company's stockholders	$28,431	$4,999

(1) Includes $0 and $7,157 of a deferred revenue adjustment recognized during the year ended December 31, 2021 and 2020, respectively.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
The following table summarizes the final purchase price allocation for this acquisition:

Total
Accounts receivable	$52,193
Prepaid expenses	4,295
Other current assets	68,001
Property and equipment, net	4,136
Other intangible assets(1)	491,366
Other non-current assets	2,960
Operating lease right-of-use assets	25,099
Total assets	$648,050
Accounts payable	3,474
Accrued expenses and other current liabilities	88,561
Current portion of deferred revenue	35,126
Current portion of operating lease liabilities	5,188
Deferred income taxes	49,403
Non-current portion of deferred revenue	936
Operating lease liabilities	20,341
Total liabilities	203,029
Fair value of acquired identifiable assets and liabilities	$445,021

Purchase price, net of cash(2)	944,220
Less: Fair value of acquired identifiable assets and liabilities	445,021
Goodwill	$499,199

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
Unaudited pro forma information for the Company for the periods presented as if the acquisition had occurred January 1, 2019 is as follows:

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

	Year ended December 31,
	2020	2019
Pro forma revenues, net	$1,284,419	$1,174,295
Pro forma net loss attributable to the Company's stockholders	$(335,749)	$(304,846)
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
The unaudited pro forma results include certain pro forma adjustments to revenue and net loss that were directly attributable to the acquisition, assuming the acquisition had occurred on January 1, 2019, including the following: (i) additional amortization expense that would have been recognized relating to the acquired intangible assets, (ii) adjustments to interest expense to reflect the removal of DRG debt and the additional Company borrowings in conjunction with the acquisition, (iii) acquisition-related transaction costs and other one-time non-recurring costs which reduced expenses by $26,348 for the year ended December 31, 2020.

Note 5: Assets Held for Sale and Divested Operations
On November 6, 2020, the Company completed the sale of certain assets and liabilities of the Techstreet business to The International Society of Interdisciplinary Engineers LLC for a total purchase price of $42,832, of which $4,300 was held in escrow and paid to the Company in November 2021. As a result of the sale, the Company recorded a net gain on sale of $28,140, inclusive of incurred transaction costs of $115 in connection with the divestiture during the fourth quarter of 2020. The gain on sale is included in Other operating (expense) income, net within the Consolidated Statements of Operations during the year ended December 31, 2020. As a result of the sale, the Company wrote off balances associated with Techstreet including intangible assets of $10,179 and Goodwill in the amount of $9,129. The Company used the proceeds for general business purposes.

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

Note 6: Accounts Receivable
Our accounts receivable balance consists of the following as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Accounts receivable	$913,141	$746,478
Less: Accounts receivable allowance	(6,713)	(8,745)
Accounts receivable, net	$906,428	$737,733

The Company estimates credit losses for trade receivables by aggregating similar customer types together, because they tend to share similar credit risk characteristics, taking into consideration the number of days the receivable is past due. Provision

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
rates for the allowance for doubtful accounts are based upon the historical loss method by evaluating factors such as the length of time receivables that are past due and historical collection experience. Additionally, provision rates are based upon current and future economic and competitive environment factors that could impact the collectability of the receivable. Trade and other receivables are written off when there is no reasonable expectation of recovery. Indicators that there is no reasonable expectation of recovery include past due status greater than 360 days or bankruptcy of the debtor. The activity in our accounts receivable allowance consists of the following for the years ended December 31, 2021, 2020 and 2019, respectively:

	Year Ended December 31,
	2021	2020	2019
Balance at beginning of year	$8,745	$16,511	$14,076
Additional provisions	6,096	4,339	4,662
Write-offs	(7,951)	(22,205)	(2,321)
Opening balance sheet adjustment related to ASU 2016 -13 adoption	—	10,097	—
Exchange differences	(177)	3	94
Balance at the end of year	$6,713	$8,745	$16,511
The potential for credit losses is mitigated because customer creditworthiness is evaluated before credit is extended.
The Company recorded write-offs against the reserve of $7,951, $22,205 and $2,321 for the years ended December 31, 2021, 2020 and 2019, respectively.
We continue to monitor any impacts from the COVID-19 pandemic on our customers and various counterparties. During the year ended December 31, 2021 and 2020, the Company’s allowance for doubtful accounts and credit losses considered additional risk related to the pandemic. However, this risk to-date was not considered material.

Note 7: Leases
As the lessee, we currently lease real estate space, automobiles, and certain equipment under non-cancelable operating lease agreements, as well as one financing lease assumed in the ProQuest acquisition. Some of the leases include options to extend the leases for up to an additional 10 years. We do not include any of our renewal options in our lease terms for calculating our lease liability as the renewal options allow us to maintain operational flexibility, and we are not reasonably certain we will exercise these renewal options at this time.
We determine if an arrangement is a lease at inception. Operating leases are included in Operating lease ROU assets, Current portion of operating lease liabilities, and Operating lease liabilities on our Consolidated Balance Sheet. The Company assesses its ROU asset and other lease-related assets for impairment consistent with other long-lived assets. Financing lease assets are included within the Property and Equipment financial statement line item and the related lease liability is treated as an item of indebtedness (see Note 14 - Debt) as a financing lease obligation within the Consolidated Balance Sheet. As of December 31, 2021, we did not record an impairment related to these assets beyond the impairments recorded due to restructuring activity further described within Note 25 - Restructuring and Impairment.
Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. As such, the Company used judgment to determine an appropriate incremental borrowing rate. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Our variable lease payments consist of non-lease services related to the lease and lease payments that are based on annual changes to an index. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The initial valuation of financing lease assets and liabilities is identical to the operating leases, as described above, however they are presented separately from Operating lease ROU assets and Operating lease liabilities in the Consolidated Balance Sheet.

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
Supplemental balance sheet information related to leases is summarized as follows:

		December 31,
		2021	2020
Assets	Classification
Operating lease assets, net	Operating lease right-of-use assets(1)	$86,027	$132,356
Finance lease assets, net	Property and equipment, net(2)	30,560	—
Total lease assets		$116,587	$132,356
Liabilities
Current
Operating lease liabilities	Current portion of operating lease liability	$32,177	$35,455
Finance lease liabilities	Current portion of long-term debt	1,977	—
Non-current
Operating lease liabilities	Operating lease liabilities	93,955	104,324
Finance lease liabilities	Long-term debt	28,858	—
Total lease liabilities		$156,967	$139,779
(1) Operating lease assets are recorded net of accumulated amortization of $26,354 and $23,189 as of December 31, 2021 and 2020, respectively.
(2) Finance lease assets are recorded net of accumulated amortization of $978 and $0 as of December 31, 2021 and 2020, respectively.
The following illustrates the lease costs for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Finance lease cost
Amortization of right-of-use assets	$1,291	$—
Interest on lease liabilities	98	—
Operating lease cost	28,817	24,438
Short-term lease cost	805	701
Variable lease cost	1,344	1,317
Total lease cost	$32,355	$26,456

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

	Year Ended December 31,
	2021	2020
Other information
Cash Paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$63,777	$31,841
Operating cash flows for finance leases	98	—
Financing cash flows for finance leases	158	—
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$13,387	$8,542
Finance leases	29,878	—
Weighted-average remaining lease term
Operating leases	4	6
Finance leases	2	—
Weighted-average discount rate
Operating leases	4.4%	5.2%
Finance leases	3.8%	—
The future aggregate minimum lease payments as of December 31, 2021 under all non-cancelable leases for the years noted are as follows:

	Operating Leases	Finance Leases
Year ending December 31,
2022	$35,801	$3,114
2023	27,730	29,411
2024	23,876	—
2025	16,913	—
2026	11,969	—
2027 & Thereafter	28,308	—
Total lease commitments	144,597	32,525
Less imputed interest	(18,465)	(1,690)
Total	$126,132	$30,835
In connection with certain leases, the Company guarantees the restoration of the leased property to a specified condition after completion of the lease period. As of December 31, 2021 and 2020, the liability of $1,392 and $4,396, respectively, associated with these restorations is recorded within Other non-current liabilities.
There were no material future minimum sublease payments to be received under non-cancelable subleases at December 31, 2021. The Company recognized $3,115 and $2,023 of sublease income for the years ended December 31, 2021 and 2020, respectively, and there was no material sublease income for the year ended December 31, 2019.
Total rental expense under operating leases amounted to $28,817 and $24,438 the years ended December 31, 2021 and 2020, respectively.

Note 8: Property and Equipment, Net
Property and equipment, net consisted of the following:

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

	December 31,
	2021	2020
Computer hardware	$45,510	$38,253
Leasehold improvements	11,578	21,614
Furniture, fixtures and equipment	34,709	13,201
Capital office leases - finance lease asset(1)	30,560	—
Other	2,334	—
Total property and equipment, gross	124,691	73,068
Accumulated depreciation	(40,842)	(36,801)
Total property and equipment, net	$83,849	$36,267

(1) See Note 7 - Leases for additional information.
Depreciation amounted to $13,996, $12,709 and $9,181 for the years ended December 31, 2021, 2020 and 2019, respectively, and there were $5,491 of impairment charges related to leasehold improvements during the year ended December 31, 2021.

Note 9: Other Intangible Assets, net and Goodwill
Other Intangible Assets, net
The following tables summarize the gross carrying amounts and accumulated amortization of the Company’s identifiable intangible assets by major class:

	December 31, 2021			December 31, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Finite-lived intangible assets
Customer relationships	$8,279,079	$(514,828)	$7,764,251	$5,598,175	$(261,350)	$5,336,825
Databases and content	2,577,131	(590,998)	1,986,133	1,848,041	(464,683)	1,383,358
Computer software	733,106	(320,096)	413,010	658,976	(209,611)	449,365
Trade names	62,093	(10,503)	51,590	18,606	(2,360)	16,246
Backlog	29,104	(13,051)	16,053	29,216	(5,905)	23,311
Finite-lived intangible assets	11,680,513	(1,449,476)	10,231,037	8,153,014	(943,909)	7,209,105
Indefinite-lived intangible assets
Trade names	161,317	—	161,317	161,245	—	161,245
Total intangible assets	$11,841,830	$(1,449,476)	$10,392,354	$8,314,259	$(943,909)	$7,370,350
The Company performed the indefinite-lived impairment test as of October 1, 2021 and 2020. Additionally, the Company reviewed goodwill for indicators of impairment at December 31, 2021 and 2020. As part of this analysis, the Company determined that its trade name, with a carrying value of $161,317 and $161,245 as of December 31, 2021 and 2020, respectively, was not impaired and will continue to be reported as indefinite-lived intangible assets.
On November 6, 2020, the Company completed the sale of certain assets and liabilities of the Techstreet business to The International Society of Interdisciplinary Engineers LLC for a total purchase price of $42,832, of which $4,300 was held in escrow and paid to the Company in November 2021. As a result of the sale, the Company recorded a net gain on sale of $28,140, inclusive of incurred transaction costs of $115 in connection with the divestiture during the fourth quarter of 2020. As a result of the sale, the Company wrote off balances associated with Techstreet including intangible assets of $10,179. See Note 5 - Assets Held for Sale and Divested Operations for further details.
On January 1, 2020, all assets, liabilities, and equity interest of the Brand Protection, AntiPiracy, and AntiFraud solutions of the MarkMonitor Product Line were sold to OpSec Security for a purchase price of $3,751, which was determined to be the

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
approximation of the fair value. In addition, the Company compared the book value of the assets and liabilities to the purchase price and recorded a total impairment charge during the year ended December 31, 2019 of $18,431, which included the write down of $17,967 intangible assets classified as Assets held for sale at that time. See Note 5 - Assets Held for Sale and Divested Operations for further details.
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

The weighted-average amortization period for each class of finite-lived intangible assets and for total finite-lived intangible assets, which range between 4 and 23 years, is as follows:

Remaining Weighted - Average Amortization Period (in years)
Customer relationships	22.12
Databases and content	14.18
Computer software	11.04
Trade names	9.59
Backlog	4.00
Total	20.10
Amortization amounted to $523,819, $290,441 and $191,361 for the years ended December 31, 2021, 2020 and 2019, respectively.
Estimated amortization for each of the five succeeding years as of December 31, 2021 is as follows:

2022	$656,866
2023	621,902
2024	592,265
2025	575,082
2026	565,370
Thereafter	7,153,309
Subtotal finite-lived intangible assets	10,164,794
Internally developed software projects in process	66,243
Total finite-lived intangible assets	10,231,037
Intangibles with indefinite lives	161,317
Total intangible assets	$10,392,354

Goodwill
The change in the carrying amount of goodwill is shown below:

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

	Science Segment	Intellectual Property Segment	Consolidated Total
Balance as of December 31, 2019	$909,937	$418,108	$1,328,045
Acquisition	499,199	4,002,695	4,501,894
Divestiture	—	(9,129)	(9,129)
Impact of foreign currency fluctuations and other	607	221,547	222,154
Balance as of December 31, 2020	$1,409,743	$4,633,221	$6,042,964
Acquisition	1,918,764	27,022	1,945,786
Impact of foreign currency fluctuations and other	(1,613)	(82,274)	(83,887)
Balance as of December 31, 2021	$3,326,894	$4,577,969	$7,904,863

The Company performed the goodwill impairment test as of October 1, 2021 and 2020. As of December 31, 2021, 2020 and 2019, the accumulated goodwill impairment was $0.

Goodwill represents the purchase price in excess of the fair value of the net assets acquired in a business combination. If the carrying value of a reporting unit exceeds the implied fair value of that reporting unit, an impairment charge to goodwill is recognized for the excess. The Company performs goodwill impairment testing at the reporting unit level which is defined as the operating segment or one level below the operating segment. As of October 1, 2021, our most recent annual goodwill impairment testing date, the Company identified five reporting units. See Note 3 - Summary of Significant Accounting Policies for further details.

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
On December 22, 2021, the Company acquired Patient Connect, which included $8,502 of goodwill. This goodwill balance is allocated to the Science segment.
On December 1, 2021, the Company acquired ProQuest, which included $1,897,184 of goodwill. This goodwill balance is allocated to the Science segment. See Note 4 - Business Combinations for further details.
On August 3, 2021, the Company acquired Bioinfogate, which included $13,078 of goodwill. This goodwill balance is allocated to the Science segment.
On January 1, 2020, all assets, liabilities, and equity interest of the Brand Protection, AntiPiracy, and AntiFraud solutions of the MarkMonitor Product Line were sold to OpSec Security for a purchase price of $3,751, which was determined to be the approximation of the fair value. In addition, the Company compared the book value of the assets and liabilities to the purchase price and recorded a total impairment charge during the year ended December 31, 2019 of $18,431, which included the write down of the $468 goodwill classified as Assets held for sale at that time. See Note 5 - Assets Held for Sale and Divested Operations for further details.
On November 23, 2020, the Company acquired Hanlim IPS. Co., Ltd. (Hanlim), which included $2,861 of goodwill. This goodwill balance is allocated to the Intellectual Property segment.

On November 6, 2020, the Company completed the sale of certain assets and liabilities of the Techstreet business to The International Society of Interdisciplinary Engineers LLC for a total purchase price of $42,832, of which $4,300 was held in escrow and paid to the Company in November 2021. As a result of the sale, the Company recorded a net gain on sale of $28,140, inclusive of incurred transaction costs of $115 in connection with the divestiture during the fourth quarter of 2020. As a result of the sale, the Company wrote off goodwill in the amount of $9,129. See Note 5 - Assets Held for Sale and Divested Operations for further details.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
On October 26, 2020, the Company acquired Beijing IncoPat Technology Co. Ltd., which included $40,610 of goodwill, inclusive of $136 in purchase accounting adjustments recorded in 2021. This goodwill balance is allocated to the Intellectual Property segment.
On October 1, 2020, the Company acquired CPA Global, which included $3,986,246 of goodwill, inclusive of $26,886 in purchase accounting adjustments recorded in 2021. This goodwill balance is allocated to the Intellectual Property segment. See Note 4 - Business Combinations for further details.

On February 28, 2020, the Company acquired DRG, which included $499,199 of goodwill. This goodwill balance is allocated to the Science segment. See Note 4 - Business Combinations for further details.

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
Changes in the fair value are recorded in Accumulated other comprehensive income(loss) ("AOCI") and the amounts reclassified out of AOCI are recorded to Interest expense, net. The fair value of the interest rate swaps is recorded in Other current assets or Accrued expenses and other current liabilities and Other non-current assets or liabilities, according to the duration of related cash flows. The fair value of the interest rate swaps was an asset of $1,957 as of December 31, 2021 and a liability of $5,159 as of December 31, 2020.
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
The Company had a period of ineffectiveness related to the cash flow hedges in the three months ended March 31, 2020. The ineffectiveness was due to a drop in LIBOR rates below the LIBOR floor defined per the credit facilities, which were amended on March 31, 2020, resulting in a highly effective hedge. As a result of the ineffectiveness, the Company recognized a loss of $0 and $978 for the year ended December 31, 2021 and 2020, respectively, which was recorded to Interest expense, net on the Consolidated Statements of Operations. As of December 31, 2021, there was no hedge ineffectiveness associated with the Company’s interest rate swaps.
In March 2021, the Company entered into interest rate swap arrangements with counterparties to reduce its exposure to variability in cash flows relating to interest payments on $350,000 of its term loans and replaced the interest rate swaps that matured during March 2021. These interest rate swap arrangements are effective March 31, 2021 and have a maturity date of March 31, 2024.
The following table summarizes the changes in AOCI (net of tax) related to cash flow hedges for the year ended December 31, 2021, 2020 and 2019:

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

AOCI Balance at December 31, 2018	$3,644
Derivative losses recognized in Other comprehensive loss	(7,107)
Amount reclassified out of Other comprehensive loss to Net loss	685
AOCI Balance at December 31, 2019	$(2,778)
Derivative losses recognized in Other comprehensive loss	(4,432)
Amount reclassified out of Other comprehensive loss to Net loss	3,454
AOCI Balance at December 31, 2020	$(3,756)
Derivative gains recognized in Other comprehensive loss	3,360
Amount reclassified out of Other comprehensive loss to Net loss	3,033
AOCI Balance at December 31, 2021	$2,637

Foreign Currency Forward Contracts

The Company periodically enters into foreign currency contracts. The purpose of these derivative instruments is to help manage the Company’s exposure to foreign exchange rate risks within the acquired CPA Global business. These contracts generally do not exceed 180 days in duration. The Company recognized (loss) gains from the mark to market adjustment of $(6,904), $20,805, and $0 for the year ended December 31, 2021, 2020, and 2019, respectively, in Other operating income, net on the Consolidated Statements of Operations. The nominal amount of outstanding foreign currency contracts was $216,748 and $354,751 as of December 31, 2021, and December 31, 2020, respectively.

The Company accounts for these forward contracts at fair value and recognizes the associated realized and unrealized gains and losses in Other operating (expense) income, net in the Consolidated Statements of Operations, as the contracts are not designated as accounting hedges under the applicable sections of ASC Topic 815. The total fair value of the forward contracts represented an asset balance of $2,205 and $8,574 and a liability balance of $641 and $106 as of December 31, 2021, and December 31, 2020, respectively, which was classified within Other current assets and Accrued expenses and other current liabilities, respectively, on the Consolidated Balance Sheets. The Company recognized (loss) gains from the mark to market adjustment of $(6,904), $20,805 and $0 for the year ended December 31, 2021, 2020 and 2019, respectively, in Other operating (expense) income, net on the Consolidated Statements of Operations.

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
•Level 1 - Quoted prices in active markets for identical assets or liabilities.
•Level 2 - Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
•Level 3 - Unobservable inputs that are supported by little or no market activity. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
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
Debt - The carrying value of the Company's variable interest rate debt, excluding unamortized debt issuance costs and original issue discount, approximates fair value due to the short-term nature of the interest rate benchmark rates. The fair value of the fixed rate debt is estimated based on market observable data for debt with similar prepayment features. The fair value of the Company's debt was $5,595,522 and $3,574,282 at December 31, 2021 and 2020, respectively. The fair value is considered Level 2 under the fair value hierarchy.
Private Placement Warrants - The Company has determined that the Private Placement Warrants for shares of the Company's ordinary stock that are not indexed to its own stock are subject to accounting treatment as a liability and should be reported at fair value on the balance sheet. The Company has determined that the fair value of each Private Placement Warrant issued using a Monte Carlo simulation approach for valuations performed through the August 14, 2019 modification described in Note 17 - Employment and Compensation Arrangements, and a Black-Scholes option valuation model thereafter. Accordingly, the warrants issued are classified as Level 3 financial instruments and are subject to remeasurement at each balance sheet date. Any change in fair value is recognized as a component of mark to market adjustment on financial instruments in the Consolidated Statements of Operations. The assumptions in the models include, but are not limited to, risk-free interest rate, expected volatility of stock prices for the Company and its peer group, dividend yield, and a DLOM was applied to shares that are subject to remaining post vesting lock up restrictions. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the ordinary stock warrants. At that time, the portion of the warrant liabilities related to the ordinary stock warrants will be reclassified to additional paid-in capital. The amount of income (expense) recorded within the Consolidated Statement of Operations for each period as a result of the changes in fair value was $81,320 and $(205,062) for the fiscal year end December 31, 2021 and 2020, respectively.
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
Employee Phantom Share Plan - As of December 31, 2021 and December 31, 2020, the Company maintains a liability associated with the CPA Global Phantom Equity Plan, a portion of which was recorded in connection with the acquisition opening balance sheet. Changes in the liability are recorded to Selling, general and administrative costs and Cost of revenues in the Consolidated Statements of Operations, which is primarily driven by the change in fair value pertaining to Clarivate's share price that is marked to market at the end of each reporting period. To the extent vesting of awards were accelerated for colleagues, the Company accounted for these as a modification and acceleration of share-based compensation charges within the Restructuring and impairment line item of the Consolidated Statement of Operations. The current and non-current portions of the liability are recorded in Accrued expenses and other current liabilities and Other non-current liabilities, respectively. The balances are classified as Level 2 in the fair value hierarchy. This fair value measurement is based on observable market data and other indirect observable market input such as, the expected volatility of the Company’s stock price, the DLOM, and the discount for potential forfeiture or modification.
Private Placement Warrants - The following table summarizes the changes in Private Placement Warrant liability for the year ended December 31, 2021 and 2020:

Balance at December 31, 2019	$111,813
Mark to market adjustment on financial instruments	205,062
Exercise of Private Placement Warrants	(4,124)
Balance at December 31, 2020	$312,751
Mark to market adjustment on financial instruments	(81,320)
Exercise of Private Placement Warrants	(3,592)
Balance at December 31, 2021	$227,839
There were no transfers of assets or liabilities between levels during the year ended December 31, 2021 and 2020.
The following table presents the changes in the earn-out for the year ended December 31, 2021 and 2020:

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

Balance at December 31, 2019	$11,100
Payment of earn-out liability (1)	(11,701)
Revaluations included in earnings	601
Balance at December 31, 2020	$—
Payment of earn-out liability	—
Revaluations included in earnings	—
Balance at December 31, 2021	$—

(1) See Note 23 - Commitments and Contingencies for further details.
The following table provides a summary of the Company’s assets and liabilities that were recognized at fair value on a recurring basis as at December 31, 2021 and 2020:

	December 31, 2021
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Forward contracts asset	$—	$2,205	$—	$2,205
Interest rate swap asset	—	1,957	—	1,957
	—	4,162	—	4,162
Liabilities
Warrant liability	—	—	227,839	227,839
Employee phantom share liability - current	—	152,422	—	152,422
Forward contracts liability	—	641	—	641
Total	$—	$153,063	$227,839	$380,902

	December 31, 2020
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Forward contracts asset	$—	$8,574	$—	$8,574
	—	8,574	—	8,574
Liabilities
Warrant liability	—	—	312,751	312,751
Employee phantom share liability - current	—	57,752	—	57,752
Employee phantom share liability - non-current	—	393	—	393
Forward contracts liability	—	106	—	106
Interest rate swap liability	—	5,159	—	5,159
Contingent stock liability	—	130,594	—	130,594
Total	$—	$194,004	$312,751	$506,755
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
Right of Use Asset — The guidance in ASC 360-10 requires three steps to identify, recognize and measure the impairment of a long-lived asset (asset group) to be held and used. The Company evaluates whether there are indicators of impairment present (i.e., whether there are any events or changes in circumstances that indicate that the carrying amount of the long-lived asset (group) might not be recoverable, including the ceased use of the leased property). The Company performs tests for recoverability and if indicators of impairment are present, the Company perform a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the long-lived asset (asset group) in question to the carrying amount of the long-lived asset (asset group). If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of the long-lived asset (asset group), the Company determines the fair value of the long-lived asset (asset group) and recognizes an impairment loss if the carrying amount of the long-lived asset (asset group) exceeds its fair value. For the year ended December 31, 2021, an impairment charge was recorded where the carrying value of the operating lease right of use asset was reduced by $57,305, which are non-cash charges. Additionally, the Company incurred $3,325 and $2,384 in lease termination fees during the year ended December 31, 2021 and 2020, respectively. Fair value assumptions including sublease probabilities and the present value factor were used in the impairment calculation.

Note 12: Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities, consisted of the following as of December 31, 2021 and December 31, 2020:

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

	December 31,	December 31,
	2021	2020
Employee phantom share plan liability(1)	$152,422	$57,752
Contingent stock liability(2)	—	130,594
Employee related accruals(3)	150,634	98,481
Accrued professional fees(4)	39,440	57,151
Accrued legal liability(5)	79,013	11,965
Tax related accruals(6)	28,538	45,127
Accrued royalty costs(7)	71,281	5,376
Other accrued expenses and other current liabilities(8)	158,275	163,236
Total accrued expenses and other current liabilities	$679,603	$569,682

(1)See Note 4 - Business Combinations, Note 11 - Fair Value Measurements, Note 17 - Employment and Compensation Arrangements and Note 25 - Restructuring and Impairment, for further information with respect to the employee phantom share plan liabilities.
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
(5)Of the balance as of December 31, 2021, our best estimate of the Company's potential liability for the larger legal claims is $60,500, which includes estimated legal costs and accrued interest. See Note 23 - Commitments and Contingencies for further information with respect to the probable claim reserves.
(6)Tax related accruals include value-added tax payable and other current taxes payable.
(7)Represents accrued royalty costs associated with licensee agreements.
(8)Includes current liabilities due to customers, interest payable, and a collection of miscellaneous other current liabilities.

Note 13: Pension and Other Post‑Retirement Benefits
Retirement Benefits
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
Defined contribution plans

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
Employees participate in various defined contribution savings plans that provide for Company-matching contributions. Costs for future employee benefits are accrued over the periods in which employees earn the benefits. Total expense related to defined contribution plans was $18,083, $13,262 and $12,143 for the years ended December 31, 2021, 2020 and 2019, respectively, which approximates the cash outlays related to the plans.
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
The following table presents the changes in projected benefit obligations, the plan assets, and the funded status of the defined benefit pension plans:

	December 31,
	2021	2020
Obligation and funded status:
Change in benefit obligation
Projected benefit obligation at beginning of year	$21,615	$16,563
Service costs	1,441	1,136
Interest cost	323	292
Plan participant contributions	134	124
Actuarial (gains) losses	(503)	695
Acquisition/Business Combination/Divestiture	918	2,393
Benefit payments	(872)	(357)
Expenses paid from assets	(43)	(40)
Settlements	(257)	—
Curtailment	—	(510)
Effect of foreign currency translation	(1,283)	1,319
Projected benefit obligation at end of year	$21,473	$21,615
Change in plan assets
Fair value of plan assets at beginning of year	$6,665	$5,487
Actual return on plan assets	262	213
Settlements	(257)	—
Plan participant contributions	134	124
Acquisition/Business Combination/Divestiture	—	99
Employer contributions	1,366	583
Benefit payments	(872)	(357)
Expenses paid from assets	(43)	(40)
Effect of foreign currency translation	(538)	556
Fair value of plan assets at end of year	6,717	6,665
Unfunded status	$(14,756)	$(14,950)
The following table summarizes the amounts recognized in the Consolidated Balance Sheets related to the defined benefit pension plans:

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

	December 31,
	2021	2020
Current liabilities	$(1,068)	$(902)
Non-current liabilities	$(13,688)	$(14,048)
AOCI	$748	$1,195
The following table provides information for those pension plans with an accumulated benefit obligation in excess of plan assets and projected benefit obligations in excess of plan assets:

	December 31,
	2021	2020
Plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	$18,637	$18,991
Fair value of plan assets	$6,717	$6,665
Plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	$21,473	$21,615
Fair value of plan assets	$6,717	$6,665
The components of net periodic benefit cost changes in plan assets and benefit obligations recognized as follows:

	Year Ended December 31,
	2021	2020	2019
Service cost	$1,441	$1,136	$870
Interest cost	323	292	311
Expected return on plan assets	(199)	(178)	(157)
Amortization of actuarial gains	(19)	(46)	(76)
Settlement/(Curtailment)	(91)	(499)	7
Net periodic benefit cost	$1,455	$705	$955
The following table presents the weighted-average assumptions used to determine the net periodic benefit cost as of:

	December 31,
	2021	2020
Discount rate	1.66%	1.60%
Expected return on plan assets	3.04%	3.00%
Rate of compensation increase	5.18%	3.78%
Social Security increase rate	2.50%	2.50%
Pension increase rate	1.80%	1.80%
The following table presents the weighted-average assumptions used to determine the benefit obligations as of:

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

	December 31,
	2021	2020
Discount rate	2.38%	1.66%
Rate of compensation increase	5.79%	5.18%
Social Security increase rate	2.50%	2.50%
Pension increase rate	1.90%	1.80%

The Company determines the assumptions used to measure plan liabilities as of the December 31 measurement date.

The discount rate represents the interest rate used to determine the present value of the future cash flows currently expected to be required to settle the Company’s defined benefit pension plan obligations. The discount rates are derived using weighted average yield curves on corporate bonds. The cash flows from the Company’s expected benefit obligation payments are then matched to the yield curve to derive the discount rates. At December 31, 2021, the discount rates ranged from 0.55% to 5.90% for the Company’s pension plan and postretirement benefit plan. At December 31, 2020, the discount rates ranged from 0.35% to 5.20% for the Company’s pension plan and postretirement benefit plan.
Plan Assets
The general investment objective for our plan assets is to obtain a rate of investment return consistent with the level of risk being taken and to earn performance rates of return as required by local regulations for our defined benefit plans. For such plans, the strategy is to invest primarily 100% in insurance contracts. Plan assets held in insurance contracts do not have target asset allocation ranges. The expected long-term return on plan assets is estimated based off of historical and expected returns. As of December 31, 2021, the expected weighted-average long-term rate of return on plan assets was 3%.
The fair value of our plan assets and the respective level in the far value hierarchy by asset category is as follows:

	December 31, 2021				December 31, 2020
Fair value measurement of pension plan assets:	Level 1	Level 2	Level 3	Total Assets	Level 1	Level 2	Level 3	Total Assets
Insurance contract	$—	—	6,717	$6,717	$—	—	6,665	$6,665

The fair value of the insurance contracts is an estimate of the amount that would be received in an orderly sale to a market participant at the measurement date. The amount the plan would receive from the contract holder if the contracts were terminated is the primary input and is unobservable. The insurance contracts are therefore classified as Level 3 investments.

The following table provides the estimated pension benefit payments that are payable from the plans to participants as of December 31, 2021 for the following years:

2022	$1,216
2023	1,310
2024	1,461
2025	1,633
2026	1,643
2027 to 2031	7,748
Total	$15,011

Based on the current status of our defined benefit obligations, we expect to make payments in the amount of $1,130 to fund these plans in 2022. However, this estimate may change based on future regulatory changes.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
Note 14: Debt
The following is a summary of the Company’s debt:

		December 31, 2021		December 31, 2020
Type	Maturity	Effective Interest Rate	Carrying Value	Effective Interest Rate	Carrying Value
Senior Notes (2029)	2029	4.875%	$921,399	—%	$—
Senior Secured Notes (2028)	2028	3.875%	921,177	—%	—
Senior Secured Notes (2026)	2026	4.500%	700,000	4.500%	700,000
Term Loan Facility (2026)	2026	3.860%	2,818,800	3.626%	2,847,400
Revolving Credit Facility	2024	3.359%	175,000	—%	—
Finance Lease(1)	2023	3.800%	30,835	—%	—
Total debt outstanding			5,567,211		3,547,400
Debt issuance costs			(47,189)		(51,309)
Term Loan Facility (2026), Senior Notes (2029), Senior Secured Notes (2028), discounts			(33,165)		(9,591)
Short-term debt, including current portion of long-term debt			(30,577)		(28,600)
Long-term debt, net of current portion and debt issuance costs			$5,456,280		$3,457,900

(1) See Note 7 - Leases for additional information.
The loans were priced at market terms and collectively have a weighted average interest rate of 4.096% and 3.799% for the year ended December 31, 2021 and 2020, respectively.
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
The Notes are subject to redemption as a result of certain changes in tax laws or treaties of (or their interpretation by) a relevant taxing jurisdiction at 100% of the principal amount, plus accrued and unpaid interest to the date of redemption, and upon certain changes in control at 101% of the principal amount, plus accrued and unpaid interest to the date of purchase. Additionally, at the Company’s election the Notes may be redeemed (i) prior to November 1, 2022 at a redemption price equal to 100% of the aggregate principal amount of Notes being redeemed plus a “make-whole” premium, plus accrued and unpaid interest to the date of redemption or (ii) prior to November 1, 2022, the Company may use funds in an aggregate amount not exceeding the net cash proceeds of one or more specified equity offerings to redeem up to 40% of the aggregate principal amount of the Notes at a redemption price equal to 104.5% of the aggregate principal amount of the Notes being redeemed, plus accrued and unpaid interest and additional amounts to the date of redemption provided that at least 50% of the original aggregate principal amount of the Notes issued on the Closing Date remains outstanding after the redemption (or all Notes are redeemed substantially concurrently) and the redemption occurs within 120 days of the date of the closing of such equity offering or (iii) on November 1, 2022 of each of the years referenced below based on the call premiums listed below, plus accrued and unpaid interest to the date of redemption.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

Period	Redemption Price (as a percentage of principal)
2022	102.250%
2023	101.125%
2024 and thereafter	100.000%
The Indenture governing the senior secured notes due 2026 contains covenants which, among other things, limit the incurrence of additional indebtedness (including acquired indebtedness), issuance of certain preferred stock, the payment of dividends, making restricted payments and investments, the purchase or acquisition or retirement for value of any equity interests, the provision of loans or advances to restricted subsidiaries, the sale or lease or transfer of any properties to any restricted subsidiaries, the transfer or sale of assets, and the creation of certain liens. As of December 31, 2021, we were in compliance with the indenture covenants.
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
The Credit Facilities

On October 31, 2019, we entered into the Credit Facilities. The Credit Facilities consist of a $900,000 Term Loan Facility, due 2026, and a $250,000 Revolving Credit Facility with a $40,000 letter of credit sublimit, due 2024. In November 2021, we increased the capacity of the revolving credit facility by $100,000 to $350,000.

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
With respect to the credit facilities, the Company may be subject to certain negative covenants, including either a fixed charge coverage ratio, total first lien net leverage ratio, or total net leverage ratio if certain conditions are met. As of December 31, 2021, the company was in compliance with the covenants for the credit facilities.

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
Term Loan Facility (2026)
On October 31, 2019, when we entered into the Credit Facilities, the Credit Facilities consisted of a $900,000 Term Loan Facility, which was fully drawn at closing.

On February 28, 2020, in connection with the DRG acquisition, the Company incurred an incremental $360,000 of borrowings under our term loan facility and used the net proceeds from such borrowings to fund a portion of the DRG acquisition and to pay related fees and expenses.

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

The Term Loan Facility matures on October 31, 2026. Principal repayments under the Term Loan Facility are due quarterly in an amount equal to 0.25% of the aggregate outstanding principal amount borrowed under the Term Loan Facility on October 31, 2019 and on the maturity date, in an amount equal to the aggregate outstanding principal amount on such date, together in each case, with accrued and unpaid interest. The Prior Credit facility and Prior Notes were replaced by the Credit Facility and Notes. As part of the new Credit Facility, $41,980 of old unamortized discount and fees were written off as part of the restructuring, and of the new costs incurred under the Credit Facility and the Notes, $17 was expensed and $25,818 was deferred during the year-ended December 31, 2019.

Revolving Credit Facility

On October 31, 2019, we entered into the Credit Facilities, the Credit Facilities consist of a $250,000 Revolving Credit Facility with a $40,000 letter of credit sublimit, which was undrawn at closing.

In November 2021, we increased the capacity of the revolving credit facility by $100,000 to $350,000, of which $175,000 remained undrawn as of December 31, 2021. The Revolving Credit Facility carries an interest rate at LIBOR plus 3.25% per annum or Prime plus a margin of 2.25% per annum, as applicable depending on the borrowing, and matures on October 31, 2024. The Revolving Credit Facility interest rate margins will decrease upon the achievement of certain first lien net leverage ratios (as the term is used in the Credit Agreement).

In November 2021, the Company borrowed $175,000 on the existing Revolving Credit Facility and used the net proceeds from such borrowings for general corporate purposes. The revolving credit facility is subject to a commitment fee of 0.375% per annum.

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

The Revolving Credit Facility provides for revolving loans, same-day borrowings and letters of credit pursuant to commitments in an aggregate principal amount of $350,000 with a letter of credit sublimit of $40,000. Proceeds of loans

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
made under the Revolving Credit Facility may be borrowed, repaid and reborrowed prior to the maturity of the Revolving Credit Facility. Our ability to draw under the Revolving Credit Facility or issue letters of credit thereunder will be conditioned upon, among other things, delivery of required notices, accuracy of the representations and warranties contained in the Credit Agreement and the absence of any default or event of default under the Credit Agreement.

As of December 31, 2021, letters of credit totaling $6,080 were collateralized by the Revolving Credit Facility. Notwithstanding the Revolving Credit Facility, as of December 31, 2021 the Company had an unsecured corporate guarantee outstanding for $10,488 and cash collateralized letters of credit totaling $550, all of which were not collateralized by the Revolving Credit Facility. The Company borrowed $175,000 and $0 against the Revolving Credit Facility as of December 31, 2021 and December 31, 2020, to support current operations.
Senior Unsecured Notes (2029) and Senior Secured Notes (2028)
In June 2021, we issued $1,000,000 in aggregate principal amount of Senior Secured Notes due June 30, 2028 and $1,000,000 in aggregate principal amount of Senior Notes due June 30, 2029 bearing interest at a rate of 3.875% and 4.875% per annum, respectively. The interest is payable semi-annually to holders of record on June 30 and December 30 of each year, commencing on December 30, 2021. The Notes were issued by Clarivate Science Holdings Corporation (the "Issuer"), an indirect wholly-owned subsidiary of Clarivate.
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
Concurrently with the settlement of the Exchange Offers, the Issuer deposited (or caused to be deposited) an amount in cash equal to the aggregate principal amount of the New Notes of each series into segregated escrow accounts until the date that certain escrow release conditions (the “Escrow Release Conditions”) including the consummation of the ProQuest acquisition, were satisfied. On December 1, 2021 the Escrow Release Conditions were satisfied, and the escrow proceeds were released from the escrow accounts and used to fund a portion of the purchase price of the ProQuest acquisition and to pay related fees and expenses.
In connection with the closing of the ProQuest acquisition on December 1, 2021, the New Notes are guaranteed on a joint and several basis by each of Clarivate’s indirect subsidiaries that is an obligor or guarantor under Clarivate’s existing credit facilities and senior secured notes due 2026. The New Secured Notes are secured on a first-lien pari passu basis with borrowings under the existing credit facilities and senior secured notes, and the New Unsecured Notes are the Issuer’s and such guarantors’ unsecured obligations.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
The New Notes are subject to redemption as a result of certain changes in control at 101% of the principal amount, plus accrued and unpaid interest to the date of purchase. At the Company’s election the New Notes may be redeemed (i) prior to June 30, 2024 at a redemption price equal to 100% of the aggregate principal amount of the New Notes being redeemed plus a “make-whole” premium, plus accrued and unpaid interest to the date of redemption or (ii) prior to June 30, 2024, the Company may use funds in an aggregate amount not exceeding the net cash proceeds of one or more specified equity offerings to redeem up to 40% of the aggregate principal amount of the New Notes at a redemption price equal to 103.875% and 104.875% of the aggregate principal amount of the New Secured Notes and New Unsecured Notes respectively being redeemed, plus accrued and unpaid interest and additional amounts to the date of redemption provided that at least 50% of the original aggregate principal amount of the New Notes issued on the Closing Date remains outstanding after the redemption (or all Notes are redeemed substantially concurrently) and the redemption occurs within 120 days of the date of the closing of such equity offering or (iii) on or after June 30, 2024, during the 12 month period commencing on June 30 of each of the years referenced below based on the call premiums listed below, plus accrued and unpaid interest to the date of redemption.

	Redemption Price (as a percentage of principal)
Period	New Secured Notes	New Unsecured Notes
2024	101.938%	102.438%
2025	100.969%	101.219%
2026 and thereafter	100.000%	100.000%
The Indenture governing the New Secured notes due 2028 contains covenants which, among other things, limit the incurrence of additional indebtedness (including acquired indebtedness), issuance of certain preferred stock, the payment of dividends, making restricted payments and investments, the purchase or acquisition or retirement for value of any equity interests, the provision of loans or advances to restricted subsidiaries, the sale or lease or transfer of any properties to any restricted subsidiaries, the transfer or sale of assets, and the creation of certain liens. As of December 31, 2021, we were in compliance with the indenture covenants.

The carrying value of the Company’s variable interest rate debt, excluding unamortized debt issuance costs, approximates fair value due to the short-term nature of the interest rate benchmark rates. The fair value of the fixed rate debt is estimated based on market observable data for debt with similar prepayment features. The fair value of the Company’s debt was $5,595,522 and $3,574,282 at December 31, 2021 and December 31, 2020, respectively. The debt is considered a Level 2 liability under the fair value hierarchy.

Amounts due under all of the outstanding borrowings as of December 31, 2021 for the next five years are as follows:

2022	$30,577
2023	57,458
2024	203,600
2025	28,600
2026	3,404,400
Thereafter	1,842,576
Total maturities	5,567,211
Less: capitalized debt issuance costs and original issue discount	(80,354)
Total debt outstanding as of December 31, 2021	$5,486,857

Note 15: Revenue
Disaggregated Revenues
The tables below show the Company’s disaggregated revenue for the periods presented:

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

	Year Ended December 31,
	2021	2020	2019
Subscription revenues	$1,034,356	$877,659	$805,518
Re-occurring revenues	453,242	111,929	—
Transactional and other revenues	393,247	287,560	169,265
Total revenues, gross	1,880,845	1,277,148	974,783
Deferred revenues adjustment(1)	(3,951)	(23,101)	(438)
Total revenues, net	$1,876,894	$1,254,047	$974,345

(1) Reflects the deferred revenues adjustment made as a result of purchase accounting prior to the adoption of FASB ASU No. 2021-08, "Accounting for Contract Assets and Contract Liabilities from Contracts with Customers". In the fourth quarter of 2021, Clarivate adopted ASU No. 2021-08 which allows an acquirer to account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. This guidance was applied retrospectively to all business combinations for which the acquisition date occurs during or subsequent to the fiscal year 2021.

Cost to Obtain a Contract
The Company has prepaid sales commissions included in both Prepaid expenses and Other non-current assets on the balance sheets. The amount of prepaid sales commissions included in Prepaid expenses was $27,226 and $13,970 as of December 31, 2021 and 2020, respectively. The amount of prepaid sales commissions included in Other non-current assets was $17,106 and $14,102 as of December 31, 2021 and 2020, respectively. The Company has not recorded any impairments against these prepaid sales commissions.
Contract Balances

	Accounts receivable, net	Current portion of deferred revenues	Non-current portion of deferred revenues
Opening (1/1/2021)	$737,733	$707,318	$41,399
Closing (12/31/2021)	906,428	1,030,399	54,250
(Increase)/decrease	$(168,695)	$(323,081)	$(12,851)

Opening (1/1/2020)	$333,858	$407,325	$19,723
Closing (12/31/2020)	737,733	707,318	41,399
(Increase)/decrease	$(403,875)	$(299,993)	$(21,676)

Opening (1/1/2019)	$331,295	$391,102	$17,112
Closing (12/31/2019)	333,858	407,325	19,723
(Increase)/decrease	$(2,563)	$(16,223)	$(2,611)
The amount of revenue recognized in the period that was included in the opening deferred revenues balances was $563,062, $400,656 and $391,102 for the years ended December 31, 2021, 2020 and 2019, respectively. This revenue consists primarily of subscription revenues.
Transaction Price Allocated to the Remaining Performance Obligation
As of December 31, 2021, approximately $92,887 of revenue is expected to be recognized in the future from remaining performance obligations, excluding contracts with duration of one year or less. The Company expects to recognize revenue on approximately 47.6% of these performance obligations over the next 12 months. Of the remaining 52.4%, 26.8% is expected to be recognized within the following year, 15.8% is expected to be recognized within three to five years, with the final 9.8% expected to be recognized within six to ten years.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
Note 16: Shareholders’ Equity
Pre-2019 Transaction
In March 2017, the Company formed the Management Incentive Plan under which certain employees of the Company may be eligible to purchase shares of the Company. In exchange for each share purchase subscription, the purchaser is entitled to a fully vested right to an ordinary share. Additionally, along with a subscription, employees receive a corresponding number of options to acquire additional ordinary shares subject to five years vesting. See Note 17 - Employment and Compensation Arrangements for additional detail related to the options. There were no share subscriptions received prior to or following the close of the 2019 Transaction for the year ended December 31, 2021.
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
In June 2019, the Company formed the 2019 Incentive Award Plan under which employees of the Company may be eligible to purchase shares of the Company. See Note 17 - Employment and Compensation Arrangements for additional detail related to the 2019 Incentive Award Plan. In exchange for each share subscription purchased, the purchaser is entitled to a fully vested right to an ordinary share. At December 31, 2021 there were unlimited shares of ordinary stock authorized, and 683,139,210 shares issued and outstanding, with a par value of $0.00. The Company held 547,136 and 6,325,860 shares as treasury shares as of December 31, 2021 and December 31, 2020, respectively. The Company’s ordinary stockholders are entitled to one vote per share.
Public Warrants
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

MCPS Offering

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
In June 2021, concurrently with the June 2021 Ordinary Share Offering (see Note 1 - Background and Nature of Operations), we completed an underwritten public offering of 14,375,000 of our 5.25% Series A MCPS (which included 1,875,000 of our MCPS that the underwriters purchased pursuant to their option to purchase additional shares). Based upon the agreement provisions and accounting guidance in ASC 480 - Distinguishing Liabilities from Equity and ASC 815-40 - Derivatives and Hedging, the Company concluded that the preferred stock should be classified as permanent equity within the Consolidated Balance Sheet.

Dividends on our convertible preferred shares are payable, as and if declared by our Board of Directors, at an annual rate of 5.25% of the liquidation preference of $100.00 per share. We may pay declared dividends on March 1, June 1, September 1 and December 1 of each year, commencing on September 1, 2021 and ending on, and including, June 1, 2024. Each of our convertible preferred shares has a liquidation preference of $100.00. See Note 23 - Commitments and Contingencies for further details.

In July 2021, the Company's Board of Directors declared a quarterly dividend of approximately $1.12 per share on its 5.25% Series A Mandatory Convertible Preferred Shares, payable on September 1, 2021 to shareholders of record at the close of business on August 15, 2021. As permitted by the Statement of Rights governing its 5.25% Series A Mandatory Convertible Preferred Shares, such dividend was paid by delivery of ordinary shares (other than $1 paid in cash in lieu of any fractional ordinary share). The number of ordinary shares deliverable in respect of such dividend was 664,730, which was determined based on the average volume-weighted average price per ordinary shares over the five consecutive trading day period ending on, and including, the trading day prior to September 1, 2021, which had a value of $16,141. In October 2021, the Company's Board of Directors declared a quarterly dividend of approximately $1.3125 per share on its 5.25% Series A Mandatory Convertible Preferred Shares, payable in cash on December 1, 2021 to shareholders of record at the close of business on November 15, 2021. As of December 31, 2021, we recognized $6,499 of accrued preferred share dividends within accrued expenses and other current liabilities. While the dividends on the MCPS are cumulative, they will not be paid until declared by the Company’s Board of Directors. If no dividends are declared and paid, they will continue to accumulate as the agreement contains a backstop to it being paid even if never declared by the board.

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

Treasury Shares

CPA Global Acquisition Shares - In connection with the CPA Global acquisition, on October 1, 2020, the Company issued as part of the purchase consideration, 210,357,918 ordinary shares of the Company. In addition, there were 6,325,860 shares that were issued to Leonard Green & Partners, L.P. that were returned to Clarivate to fund an Employee Benefit Trust ("EBT") established for the CPA Global Phantom Equity Plan. Accordingly, these shares were excluded from purchase price consideration. As noted in Note 2 - Basis of Presentation, the EBT associated with the CPA Global Equity Plan was consolidated on October 1, 2020. The EBT held Clarivate shares that were recorded as treasury shares as they were legally issued but not outstanding. See Note 4 - Business Combinations for additional details.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
During January 2021, the Company issued 1,500,000 ordinary shares to Redtop Holdings Limited pursuant to a hold-back clause within the purchase agreement for a total of $43,890 which was satisfied. See Note 4 - Business Combinations and Note 23 - Commitments and Contingencies for additional details.

During the fourth quarter of 2021, 5,778,724 shares held in the EBT were sold at an average net price per share of $23.78 to fund the payment to the respective employees via payroll in the first quarter of 2022 as it relates to the first lock-up period and vesting date which occurred on October 1, 2021. Given the original share value of $30.99 as of the date of the acquisition, an associated loss was recognized within the Consolidated Statement of Changes in Equity in the amount of $41,667.

Share Repurchase Program and Share Retirements - In August 2021, the Company's Board of Directors authorized a share repurchase program allowing the Company to purchase up to $250,000 of its outstanding ordinary shares, subject to market conditions. During the year ended December 31, 2021, the Company purchased 6,575,500 shares with a total carrying value of $159,356. The repurchased shares were retired and restored as authorized but unissued ordinary shares. Upon formal retirement and in accordance with Financial Accounting Standards Board's Accounting Standards Codification ("ASC") Topic 505, Equity, the Company reduced our ordinary shares account by the carrying amount of the treasury shares. As of December 31, 2021, the Company had approximately $90,644 of availability remaining under this program. See Note 27 - Subsequent Events for additional information related to the Share Repurchase Program.

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
A maximum aggregate amount of 60,000,000 ordinary shares are reserved for issuance under the 2019 Incentive Award Plan. Equity awards under the 2019 Incentive Award Plan may be issued in the form of options to purchase shares of the Company which are exercisable upon the occurrence of conditions specified within individual award agreements. As of December 31, 2021 and 2020, 40,200,324 and 42,785,926, respectively, awards have not been granted.
Total share-based compensation expense, inclusive of cash and non-cash expense, included in the Consolidated Statements of Operations amounted to $139,571, $70,472 and $51,383 for the years ended December 31, 2021, 2020 and 2019, respectively. The total associated tax benefits recognized amounted to $8,480, $30,620 and $751 for the years ended December 31, 2021, 2020 and 2019, respectively.
The Company’s Management Incentive Plan provides for certain employees of the Company to be eligible to purchase shares of the Company. See Note 16 - Shareholders’ Equity for additional information. Along with each subscription, employees may receive a corresponding number of options to acquire additional ordinary shares subject to five years vesting.
As of December 31, 2021 and 2020, there was no unrecognized compensation cost related to outstanding stock options.
Stock Options
The Company’s stock option activity is summarized below:

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

	Number of Options	Weighted Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at December 31, 2020	7,860,618	$12.95	6.2	$131,956
Granted	—	—	0	—
Expired	(2,008)	29.33	0	—
Forfeited	—	—	0	—
Exercised	(3,057,008)	12.19	0	(43,425)
Outstanding as of December 31, 2021	4,801,602	$13.43	4.75	$49,655
Vested and exercisable at December 31, 2021	4,801,602	$13.43	4.75	$49,655
The aggregate intrinsic value in the table above represents the difference between the Company’s most recent valuation and the exercise price of each in-the-money option on the last day of the period presented. 3,057,008 and 12,042,862 stock options were exercised as of December 31, 2021 and 2020, respectively. The total intrinsic value of stock options exercised was approximately $43,425 and $150,381 during the years ended December 31, 2021 and 2020, respectively.
The Company accounts for awards issued under the 2019 Incentive Award Plan as additional contributions to equity. Share-based compensation includes expense associated with stock option grants which is estimated based on the grant date fair value of the award issued. Share-based compensation expense related to stock options is recognized over the vesting period of the award which is generally five years, on a graded-scale basis. The weighted-average fair value of options granted per share was $0 and $0 as of December 31, 2021 and 2020, respectively.
In connection with the sale and divestiture of non-core assets and liabilities within the IP segment on November 6, 2020, the Company accelerated 43,605 unvested stock options, which resulted in recognition of $791 of compensation expense during the year ended December 31, 2020.
On November 30, 2020, the Company accelerated the vesting of approximately 3,530,000 remaining unvested stock options of the original 28,400,000 issued pursuant to the private company equity plan adopted in 2016 at the time of the formation of Clarivate as a standalone business after its divestiture from Thomson Reuters, including the previously disclosed unvested options held by key officers of the Company. The Company viewed this as an appropriate step to take at that time to streamline the Company’s equity compensation program by easing the administration of the plan and by allowing the Company to better manage the logistics and vesting of these options. The accelerated vesting resulted in the recognition of approximately $2,007 of compensation expense during the year ended December 31, 2020.
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
The contractual term of the option ranges from one to ten years. Expected volatility is the average volatility over the expected terms of comparable public entities from the same industry. The risk-free interest rate is based on a treasury rate with a remaining term similar to the contractual term of the option. The Company is recently formed and at this time does not expect to distribute any dividends to the holders of the Company's ordinary shares. The Company recognizes forfeitures as they occur.

The assumptions used to value the Company’s options granted during the period presented and their expected lives were as follows:

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

	December 31,
	2021	2020	2019
Weighted-average expected dividend yield	—	—	—
Expected volatility	25.32% - 35.34%	34.05% - 39.43%	19.52% - 20.26%
Weighted-average expected volatility	31.15%	34.79%	19.87%
Weighted-average risk-free interest rate	0.37%	0.14%	2.43%
Expected life (in years)	1.95	1	7.3
Restricted Stock Units (“RSUs”)

RSUs typically vest from six months to three years and are generally subject to either cliff vesting or graded vesting. RSUs do not have non-forfeitable rights to dividends or dividend equivalents. The fair value of RSUs is typically based on the fair value of our ordinary shares on the date of grant. We amortize the value of these awards to expense over the vesting period on a graded-scale basis. The Company recognizes forfeitures as they occur.

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2019	293,182	$16.75
Granted	1,918,288	22.12
Vested	(289,641)	17.17
Forfeited	(111,283)	21.19
Outstanding as of December 31, 2020	1,810,546	19.30
Granted	4,310,054	23.91
Vested	(986,132)	23.18
Forfeited	(602,337)	23.39
Outstanding as of December 31, 2021	4,532,131	$23.42
The Company granted 4,310,054 and 1,918,288 RSUs at a weighted average grant date fair value per share of $23.91 and $22.12, correspondingly recognized $47,606 and $15,142 in compensation expense during the year ended December 31, 2021 and 2020.

The total fair value of RSUs that vested during the year ended December 31, 2021 and 2020 was $22,859 and $4,972, respectively.
Performance Stock Units (“PSUs”)

The Company began granting PSUs (the "Original PSUs") to certain members of management on April 1, 2020 under the 2019 Incentive Award Plan. The Original PSUs typically vest over three years and are subject to performance conditions with a modifier of relative TSR as compared to the S&P 500 for vesting. The fair value of the PSUs is based on the fair value of our ordinary shares on the date of grant and valued using a Monte Carlo simulation. In years one and two of the three year vesting period, it was not possible to predict the likelihood of achieving the target and therefore, the performance condition was deemed not probable as of December 31, 2021. Accordingly, no compensation expense was recognized for the year ended December 31, 2021.

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

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
The Company made a one-time grant of additional PSUs to certain key employees, including its named executive officers on December 17, 2020 under the 2019 Incentive Award Plan. The PSUs are eligible to vest based upon Clarivate’s three-year total shareholder return (“TSR”) as compared to the TSR of the S&P 500 for the same period (the “TSR PSUs”). The TSR PSUs cover the period from January 1, 2020 to December 31, 2022 and have a payout range of 0% to 120% of target. The TSR PSU grants vest over three years and are subject to market conditions for vesting. The probability of achieving the market conditions are incorporated into the fair value of the award, and related expense is recognized over the vesting period. The fair value of the PSUs is based on the fair value of our ordinary shares on the date of grant and valued using a Monte Carlo simulation. Accordingly, the Company recognized $4,473 and $178 of compensation expense for the year ended December 31, 2021 and 2020, respectively. In the event that the Original PSUs vest, the TSR PSUs will be forfeited.

On March 1, 2021, May 15, 2021 and August 15, 2021, the Company granted 499,141, 28,577 and 38,178 PSUs, respectively, to key employees under the 2019 Incentive Award Plan. These PSUs are eligible to vest based on Clarivate's three-year total shareholder return ("TSR") as compared to the TSR of the S&P 500 for the same period as well as the Company's performance against forecasted results. These PSUs cover from January 1, 2021 through December 31, 2023 and have a payout range of 0% to 200%. These PSUs vest over three years and are subject to market conditions. The probability of achieving the market conditions are incorporated into the fair value of the award, and related expense is recognized over the vesting period. The fair value of the PSUs is based on the fair value of our ordinary shares on the date of grant and valued using a Monte Carlo simulation. Accordingly, the Company recognized $805 of compensation expense for the year ended December 31, 2021.

On November 29, 2021 the Company granted 109,505, to a key employee under the 2019 Incentive Award Plan. This award has no TSR based vesting conditions. These PSUs will vest over one year and are subject to performance conditions. No expense has been booked against these awards in 2021, since the performance period will start from January 1, 2022.

	Number of Shares (1)	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2020	873,325	$25.16
Granted	675,401	23.56
Vested	(5,633)	32.50
Forfeited	(182,838)	24.52
Outstanding as of December 31, 2021	1,360,255	$24.86

(1) The PSUs number of shares are at grant amount and are not reflective of the maximum shares that may ultimately be issued, if any.
Warrants
In connection with the acquisition of Churchill Capital Corp consummated on May 13, 2019, the Company had warrants outstanding for certain individuals to purchase an aggregate of 52,800,000 ordinary shares with an exercise price of $11.50 per share, consisting of 34,500,000 public warrants and 18,300,000 Private Placement Warrants. As of December 31, 2020, no public warrants were outstanding. On November 23, 2020, one individual exercised warrants for 274,000 ordinary shares through a cashless redemption in which 110,484 shares were withheld to cover the exercise price. The net impact of the redemption was an issuance of 163,516 shares. Additionally, on January 21, 2021, one warrant holder exercised warrants for 212,174 ordinary shares through a cashless redemption in which 80,610 shares were withheld to cover the exercise price. The net impact of the redemption was an issuance of 131,564 shares. As of December 31, 2021, there were 17,813,826 ordinary shares outstanding for Private Placement Warrants.

The following table summarizes the changes in Private Placement Warrant shares outstanding as of December 31, 2021 and December 31, 2020.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

	Number of Shares	Weighted Average Fair Value per Share
Outstanding at December 31, 2019	18,300,000	$6.11
Exercise of Private Placement Warrants	(274,000)	15.05
Outstanding at December 31, 2020	18,026,000	$17.35

Outstanding at December 31, 2020	18,026,000	$17.35
Exercise of Private Placement Warrants	(212,174)	16.93
Outstanding at December 31, 2021	17,813,826	$12.79

2019 Transaction Related Awards

Upon consummation of the 2019 Transaction, there were 7,000,000 ordinary shares of Clarivate (the "Merger Shares") issuable if the last sale price of Clarivate’s ordinary shares is at least $20.00 for 40 days over a 60 consecutive trading day period on or before the sixth anniversary of the closing of the 2019 Transaction. We engaged a third party specialist to fair value the awards at the modification date using the Monte Carlo simulation approach. The assumptions in the model included, but were not limited to, risk-free interest rate, 1.33%; expected volatility of the Company's and its peer group's stock prices, 20.00%; and dividend yield, 0.00%. The Company recognized $13,720 of expense during the year ended December 31, 2020, in Share-based compensation expense as a result of the waived performance vesting conditions. The Sponsor Agreement provided that certain ordinary shares of Clarivate were subject to certain time and performance-based vesting provisions described below.
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

CPA Global Phantom Plan

The acquired CPA Global business had a legacy deferred compensation plan. Under the plan, there are two groups of employee participants, including a non-management employee participant group and a management participant group. The vesting period for the management participant group plan includes both a lock up period vesting date of October 1, 2021, and an extended lock up period vesting date of October 1, 2022, for certain grants that were issued. The non-management employee participant group included a lock up period vesting period of October 1, 2021. For voluntary leavers under the plan, the participants would forfeit their awards. Given that the awards will be settled in cash, they are accounted for as a liability award in accordance with ASC 718. The liability balance is marked to market at the end of each reporting period.

In connection with the acquisition accounting in accordance with ASC 805, the Company performed an analysis by grant date to attribute the liability between the pre- and post- combination periods. Accordingly, the Company recorded a pre-combination liability of $19,478 which was offset to goodwill in acquisition accounting. The pre-combination liability is accreted over the remaining service periods and the related stock based compensation charge is recorded within the Cost of revenues and Selling, general and administrative costs line items of the Consolidated Statement of Operations.

Given the nature of the lock up periods and the retentive element to the award for the benefit of Clarivate, post-combination stock based compensation charges of $82,880 and $29,924 were recorded within the Cost of revenues and Selling, general and administrative costs line items of the Consolidated Statement of Operations for the years ended December 31, 2021 and 2020, respectively. To the extent vesting of awards were accelerated for colleagues that were involuntarily terminated, the Company accounted for these as a modification and acceleration of stock based compensation charges of $4,588 and $8,543

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
within the Restructuring and impairment line item of the Consolidated Statement of Operations for the years ended December 31, 2021 and 2020, respectively.

The Employee Benefit Trust ("EBT") associated with the CPA Global Equity Plan was consolidated on October 1, 2020. The EBT held Clarivate shares that were recorded as treasury shares as they were legally issued but not outstanding. The EBT also holds cash that is classified as restricted cash on the Consolidated Balance Sheet. See Note 16 - Shareholder's Equity for further details on the sale of shares in the EBT in December 2021 to fund the payment to the respective employees via payroll in the first quarter of 2022.

Note 18: Income Taxes
Income tax (benefit)/expense on income/(loss) analyzed by jurisdiction is as follows:

	Year ended December 31,
	2021	2020	2019
Current
U.K.	$4,374	$1,288	$677
U.S. Federal	4,798	17,540	6,917
U.S. State	289	2,861	988
Other	20,206	15,855	9,959
Total current	29,667	37,544	18,541
Deferred
U.K.	(8,254)	(15,932)	—
U.S. Federal	5,987	(15,020)	(824)
U.S. State	(2,771)	(1,013)	(223)
Other	(12,331)	(8,277)	(7,293)
Total deferred	(17,369)	(40,242)	(8,340)

Total provision (benefit) for income taxes	$12,298	$(2,698)	$10,201
The components of pre-tax loss are as follows:

	Year ended December 31,
	2021	2020	2019
U.K. (loss)	$(13,059)	$(347,158)	$(246,688)
U.S. income (loss)	(284,853)	(47,198)	3,733
Other income (loss)	39,762	41,033	(5,477)
Pre-tax loss	$(258,150)	$(353,323)	$(248,432)
A reconciliation of the statutory U.K. income tax rate to the Company’s effective tax rate is as follows:

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

	Year ended December 31,
	2021	2020	2019
Loss before tax:	$(258,150)	$(353,323)	$(248,432)
Income tax (benefit) provision	12,298	(2,698)	10,201

Statutory rate	19.0%	19.0%	19.0%
Effect of different tax rates	3.2%	1.8%	(4.0)%
BEAT	(3.8)%	(1.9)%	(0.9)%
Tax rate modifications	17.4%	—%	—%
Valuation Allowances	(39.0)%	(21.1)%	(17.6)%
Share-based compensation	(2.7)%	6.6%	(0.2)%
Other permanent differences	2.3%	(1.9)%	(0.9)%
Non-deductible transaction costs	(0.8)%	(1.4)%	(1.7)%
Withholding tax	(0.4)%	(0.2)%	(0.5)%
Tax indemnity	—%	—%	3.0%
Other	—%	(0.1)%	(0.2)%
Effective rate	(4.8)%	0.8%	(4.1)%

The tax effects of the significant components of temporary differences giving rise to the Company’s deferred income tax assets and liabilities are as follows:

	December 31,
	2021	2020
Accounts receivable	$2,637	$1,550
Accrued expenses	24,121	4,078
Deferred revenue	5,171	11,956
Other assets	32,302	14,561
Unrealized gain/loss	679	208
Fixed assets, net	—	6,237
Debt issuance costs	16,980	14,879
Lease liabilities	13,442	—
Goodwill	73,827	123,175
Operating losses and tax attributes	533,339	368,670
Total deferred tax assets	702,498	545,314
Valuation allowances	(546,770)	(367,962)
Net deferred tax assets	155,728	177,352

Other identifiable intangible assets, net	(407,944)	(442,275)
Other liabilities	(69,071)	(72,210)
Right of Use Assets	(9,342)	—
Fixed assets, net	(21,493)	—
Total deferred tax liabilities	(507,850)	(514,485)
Net deferred tax liabilities	$(352,122)	$(337,133)
In the Consolidated Balance Sheets, deferred tax assets and liabilities are shown net if they are in the same jurisdiction. The components of the net deferred tax liabilities as reported on the Consolidated Balance Sheets are as follows:

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

	December 31,
	2021	2020
Deferred tax asset	$27,938	$29,863
Deferred tax liability	(380,060)	(366,996)
Net deferred tax liability	$(352,122)	$(337,133)
Deferred Tax Assets and Liabilities
The Company is required to assess the realization of its deferred tax assets and the need for a valuation allowance. The assessment requires judgment on the part of management with respect to benefits that could be realized from future taxable income. The valuation allowance is $546,770 and $367,962 at December 31, 2021 and 2020, respectively against certain deferred tax assets, as it more likely than not that such amounts will not be fully realized. During the years ended December 31, 2021 and 2020, the valuation allowance increased by $178,808 and $194,703, respectively.
At December 31, 2021, the Company had U.S. federal tax loss carryforwards of $983,033, U.K. tax loss carryforwards of $508,669, U.S. state tax loss carryforwards of $625,713, Japan tax loss carryforwards of $58,398, and tax loss carryforwards in other foreign jurisdictions of $92,394, respectively. The majority of the unrecognized tax loss carryforwards relate to UK and U.S. The carryforward period for US federal tax losses is twenty years for losses generated in tax years ended prior to December 31, 2017. The expiration period for these losses begins in 2036. For US losses generated in tax years beginning after January 1, 2018, the carryforward period is indefinite. The carryforward period for the U.K. tax losses is indefinite. The carryforward period for US state losses varies, and the expiration period is between 2021 and 2040. The carryforward period for the Japan tax losses is nine years, and the expiration period begins in 2025. The carryforward period of other losses varies by jurisdiction.
The Company has provided income taxes and withholding taxes in the amount of $12,893 on the undistributed earnings of foreign subsidiaries as of December 31, 2021. Included in the amount is a historical ProQuest liability in the amount of $7,461 which was recorded against goodwill in the acquisition accounting. The Company is not permanently reinvesting its foreign earnings offshore.

Deferred Tax Valuation Allowance
The following table shows the change in the deferred tax valuation as follows:

	December 31,
	2021	2020	2019
Beginning Balance, January 1	$367,962	$173,259	$133,856
Change Charged to Expense/(Income)	100,708	52,111	38,956
Change Charged to CTA	(4,740)	1,787	447
Change Charged to Goodwill	82,840	140,805	—
Ending Balance, December 31	$546,770	$367,962	$173,259

Uncertain Tax Positions
Unrecognized tax benefits represent the difference between the tax benefits that the Company is able to recognize for financial reporting purposes and the tax benefits that have been recognized or expect to be recognized in filed tax returns. The total amount of net unrecognized tax benefits that, if recognized, would impact the Company's effective tax rate were $100,182 and $13,721 as of December 31, 2021 and 2020, respectively. As a result of the acquisition of ProQuest, a reserve of $70,842 has been recorded as part of the acquisition accounting related to positions taken in prior tax years by ProQuest. The majority of the reserve, in the amount of $66,616, is due to a tax controversy in Israel.

The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of December 31, 2021, the interest and penalties are $19,808 and, as of December 31, 2020, the interest and penalties are $5,454. It is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months by

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
approximately $745.
The Company files income tax returns in the United Kingdom, the United States and various other jurisdictions. As of December 31, 2021, the Company’s open tax years subject to examination were 2016 through 2021, which includes the Company’s major jurisdictions in the United Kingdom and the United States.
The following table summarizes the Company’s unrecognized tax benefits, excluding interest and penalties:

	December 31,
	2021	2020	2019
Balance at the beginning of the year	$13,721	$1,145	$1,450
Increases for tax positions taken in prior years	—	12,098	—
Increases for tax positions taken in the current year	4,996	518	412
Increases for acquisitions (recorded against goodwill)	70,842	—	—
Increases for return to provisions	10,949	—	—
Decreases due to statute expirations	(326)	(40)	—
Decrease due to payment	—	—	(717)
Balance at the end of the year	$100,182	$13,721	$1,145

Note 19: Earnings Per Share
Basic net earnings per ordinary share from continuing operations (“EPS”) is calculated by taking Income (loss) available to ordinary stockholders divided by the weighted average number of ordinary shares outstanding for the applicable period. Diluted net EPS is computed by taking net earnings adjusted for the effect of the fair value of Private Placement Warrants divided by the weighted average number of ordinary shares outstanding increased by the number of additional shares which have a dilutive effect.

Potential ordinary shares of 4,703,176, 19,507,036 and 80,873,293 of Private Placement Warrants, options, RSUs, and PSUs related to the 2019 Incentive Award Plan and other potentially dilutive instruments were excluded from diluted EPS, as applicable, for the year ended December 31, 2021, 2020 and 2019, respectively, as the Company had a net loss and their inclusion would have been anti-dilutive or their performance metric was not met. See Note 16 - Shareholders’ Equity and Note 17 - Employment and Compensation Arrangements for additional information.
The potential dilutive effect of our MCPS outstanding during the period was calculated using the if-converted method assuming the conversion as of the earliest period reported or at the date of issuance, if later. The resulting weighted ordinary shares of 25,315,230 related to our MCPS are not included in the dilutive weighted-average ordinary shares outstanding calculation for the year ended December 31, 2021, as their effect would be anti-dilutive given the net loss incurred during the year.
The basic and diluted EPS computations for our ordinary shares are calculated as follows (in thousands, except share and per share amounts):

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

	Year Ended December 31,
	2021	2020	2019
Basic EPS
Net loss	$(270,448)	$(350,625)	$(258,633)
Dividends on preferred shares	(41,508)	—	—
Net loss attributable to ordinary shares	$(311,956)	$(350,625)	$(258,633)

Basic weighted-average number of ordinary shares outstanding	630,976,906	427,023,558	273,883,342
Basic EPS	$(0.49)	$(0.82)	$(0.94)

Diluted EPS
Net loss attributable to ordinary shares	$(311,956)	$(350,625)	$(258,633)
Change in fair value of private placement warrants	(81,320)	—	—
Net loss attributable to ordinary shares, diluted	$(393,276)	$(350,625)	$(258,633)

Denominator:
Shares used in computing net loss attributable to per share to ordinary shareholders, basic	630,976,906	427,023.558	273,883,342
Weighted-average effect of potentially dilutive shares to purchase ordinary shares	9,797,194	—	—
Diluted weighted-average number of ordinary shares outstanding	640,774,100	427,023,558	273,883,342
Diluted EPS	$(0.61)	$(0.82)	$(0.94)

Note 20: Other Operating Income (Expense), Net

Other operating income (expense), net, consisted of the following for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Net gain on sale of business and other assets (1)	$—	$28,140	$—
Net foreign exchange (loss) gain	(19,618)	19,771	(191)
Miscellaneous (expense) income, net	(7,889)	4,470	5,017
Other operating (expense) income, net	$(27,507)	$52,381	$4,826

(1) Includes the net gain on sale of Techstreet in 2020.

Note 21: Tax Receivable Agreement
At the completion of the 2019 Transaction, we recorded an initial liability of $264,600 payable to the pre-business combination equity holders under the TRA, representing approximately 85% of the calculated tax savings based on the portion of the Covered Tax Assets we anticipate being able to utilize in future years. TRA payments were expected to commence in 2021 (with respect to taxable periods ending in 2019) and would have been subject to deferral, at the Company’s election, for payment amounts in excess of $30,000 to be made in 2021 and 2022 but would not be subject to deferral thereafter.
On August 21, 2019, the Company entered into a Buyout Agreement among the Company and Onex Partners IV LP (“TRA Buyout Agreement”), pursuant to which all future payment obligations of the Company under the Tax Receivable Agreement would terminate in exchange for a payment of $200,000 (the “TRA Termination Payment”), which the Company paid on November 7, 2019 with a portion of the net proceeds from the Refinancing 2019 Transaction. As a result of the

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
payment, a gain was recorded to shareholders equity of $64,600. As of December 31, 2021 and 2020, our liability under the TRA was $0.

Note 22: Segment Information
The Chief Executive Officer is the Company’s Chief Operating Decision Maker (“CODM”). The CODM evaluates segment performance based primarily on revenue and segment Adjusted EBITDA, as described below. The CODM does not review assets by operating segment for the purposes of assessing performance or allocated resources.
Each of the Company’s reportable segments, Science Group and Intellectual Property Group, recognizes revenue in accordance with the revenue recognition policy within Note 3 - Summary of Significant Accounting Policies and our ten largest customers represented only 9%, 6%, and 5% of revenues for the years ended December 31, 2021, 2020 and 2019, respectively. Below is the overview of the product lines within each reportable segment.

Science: The Science segment consists of our Academic and Government Product Line, which includes ProQuest, and our Life Sciences Product Line. Both Product Lines provide curated, high-value, structured information and consulting services that is delivered and embedded into the workflows of our customers, which include research-intensive corporations, life science organizations and universities world-wide.

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

The following table summarizes revenue by reportable segment for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
Science Segment	$902,624	$736,765	$547,542
Intellectual Property Segment	974,270	517,282	426,803
Total Revenues	$1,876,894	$1,254,047	$974,345

Adjusted EBITDA by segment

The following table presents segment profitability and a reconciliation to net income for the periods indicated:

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

	Year Ended December 31,
	2021	2020	2019
Science Segment Adjusted EBITDA	$417,066	$344,000	$240,602
Intellectual Property Segment Adjusted EBITDA	383,338	142,600	53,463
Total Adjusted EBITDA	$800,404	$486,600	$294,065
Benefit (provision) for income taxes	(12,298)	2,698	(10,201)
Depreciation and amortization	(537,815)	(303,150)	(200,542)
Interest, net	(252,490)	(111,914)	(157,689)
Mark to market adjustment on financial instruments (1)	81,320	(205,062)	(47,656)
Deferred revenues adjustment (2)	(3,951)	(23,101)	(438)
Transaction related costs (3)	(46,216)	(99,286)	(46,214)
Share-based compensation expense	(139,571)	(70,472)	(51,383)
Gain on sale of assets	—	28,140	—
Restructuring and impairment (4)	(129,459)	(56,138)	(15,670)
Legal settlement	—	—	39,399
Impairment on assets held for sale	—	—	(18,431)
Other (5)	(30,372)	1,060	(43,873)
Net loss	$(270,448)	$(350,625)	$(258,633)
Dividends on preferred shares	(41,508)	—	—
Net loss attributable to ordinary shares	$(311,956)	$(350,625)	$(258,633)

(1)Reflects mark to market adjustments on financial instruments under Accounting Standards Codification 815, Derivatives and Hedging, ("ASC 815"). Warrant instruments that do not meet the criteria to be considered indexed to an entity's own stock shall be initially classified as a liability at their estimated fair values, regardless of the likelihood that such instruments will ever be settled in cash. In periods subsequent to issuance, changes in the estimated fair value of the liabilities are reported through earnings.
(2)Reflects the deferred revenues adjustment made as a result of purchase accounting prior to the adoption of FASB ASU No. 2021-08, "Accounting for Contract Assets and Contract Liabilities from Contracts with Customers". In the fourth quarter of 2021, Clarivate adopted ASU No. 2021-08 which allows an acquirer to account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. This guidance was applied retrospectively to all business combinations for which the acquisition date occurs during or subsequent to the fiscal year 2021.
(3)Includes costs incurred to complete business combination transactions, including acquisitions, dispositions and capital market activities and include advisory, legal, and other professional and consulting costs. This also includes the mark to market adjustments on the contingent stock consideration associated with the CPA Global and DRG acquisitions.
(4)Reflects costs related to restructuring and impairment associated with the acquisition of primarily DRG and CPA Global in 2020. This also includes costs incurred in connection with the initiative, following our merger with Churchill Capital Corp in 2019, to streamline our operations by simplifying our organization and focusing on two segments. During 2021, the CPA Global plan continued as well as the addition of the One Clarivate and ProQuest Programs, which were approved restructuring actions to streamline operations within targeted areas of the Company. Additionally, during the year ended December 31, 2021, 2020 and 2019, we incurred impairment charges taken on right-of-use assets of $57,305, $4,771 and $0 respectively, relating to the exit and ceased use of leased properties.
(5)Includes primarily the net impact of foreign exchange gains and losses related to the re-measurement of balances and other items that do not reflect our ongoing operating performance. The 2020 detail also includes costs related to a transition services agreement and offset by the reverse transition services agreement from the sale of MarkMonitor. In 2019, this includes payments to Thomson Reuters under the Transition Services Agreement. For both 2020 and 2019, this also includes costs incurred in connection with and after our separation from Thomson Reuters in 2016 relating to the implementation of our standalone company infrastructure and related cost-savings initiatives. These costs include mainly transition consulting, technology infrastructure, personnel and severance expenses relating to our standalone company infrastructure, which are recorded in selling, general and administrative costs in our income statement, as well as expenses related to the restructuring and transformation of our business following our separation from Thomson Reuters in 2016 mainly related to the integration of separate business units into one functional organization and enhancements in our technology. These costs were largely wound down by the end of 2020.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
Consolidated Revenue and Long-Lived Assets Information by Geographic Area

Revenues recognized in the U.S. represented 46%, 45%, and 43% of revenues for the years ended December 31, 2021, 2020 and 2019, respectively and no other country accounted for more than 10% of revenues.

Revenue by Geography
The following table summarizes revenue from external customers by geography, which is based on the location of the customer:

	Year ended December 31,
Revenue:	2021	2020	2019
Americas	$928,690	$631,222	$463,041
Europe/Middle East/Africa	555,804	365,599	278,738
APAC	396,351	280,327	233,004
Deferred revenues adjustment	(3,951)	(23,101)	(438)
Total	$1,876,894	$1,254,047	$974,345

Assets by Geography
Assets are allocated based on operations and physical location. The following table summarizes non-current assets other than financial instruments, operating lease ROU assets and deferred tax assets by geography:

	Year ended December 31,
Assets:	2021	2020
Americas	$8,944,134	$3,238,734
Europe/Middle East/Africa	10,555,892	10,859,341
APAC	682,953	692,623
Total Assets	$20,182,979	$14,790,698

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

From time to time, we are involved in litigation in the ordinary course of our business, including claims or contingencies that may arise related to matters occurring prior to our acquisition of businesses. At the present time, primarily because the matters are generally in early stages, we can give no assurance as to the outcome of any pending litigation to which we are currently a party, and we are unable to determine the ultimate resolution of these matters or the effect they may have on us. Our best estimate of the Company's potential liability for the larger legal claims is $60,500, which includes estimated legal costs and accrued interest. The recorded probable loss is an estimate and the actual costs arising from our litigation could be materially lower or higher. We do not expect the outcome of such proceedings to have a material adverse effect on our results of operations or financial condition. We have and will continue to vigorously defend ourselves against these claims. We maintain appropriate insurance that we expect is likely to provide coverage for some of these liabilities or other losses that may arise from these litigation matters.

On January 24, 2022, a putative securities class action complaint was filed in the United States District Court for the Eastern District of New York against Clarivate and certain of its executives alleging that there were weaknesses in the company’s internal controls over financial reporting and financial reporting procedures that it failed to disclose in violation of federal securities law and claiming damages on behalf of a putative class of shareholders who acquired Clarivate securities between February 26, 2021 and December 27, 2021. The complaint references an error in the accounting treatment of an equity plan included in the Company’s 2020 business combination with CPA Global that was disclosed on December 27, 2021. Clarivate does not believe that the claims alleged in the complaint have merit and will vigorously defend against it. Given the early stage of the proceedings, we are unable to estimate the reasonably possible loss or range of loss, if any, arising from this matter.

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
Contingent Liabilities
In conjunction with the acquisition of Publons, the Company agreed to pay former shareholders up to an additional $9,500 through 2020. Amounts payable were contingent upon Publons’ achievement of certain milestones and performance metrics. The Company paid $0 and $3,701 of the contingent purchase price in the year ended December 31, 2021 and 2020, respectively, as a result of Publons achieving the first tier of milestones and performance metrics during 2020. The Company had an outstanding liability of $0 related to the estimated fair value of this contingent consideration as of December 31, 2021 and 2020.
In conjunction with the acquisition of Kopernio, the Company paid former shareholders $2,184 during the year ended December 31, 2020, due to the achievement of certain milestones and performance metrics. As a result of the payment, no further obligations exist as of December 31, 2021 and 2020.
In conjunction with the acquisition of TrademarkVision, the Company agreed to pay former shareholders a potential earn-out dependent upon achievement of certain milestones and financial performance metrics through 2020. Amounts payable were contingent upon TrademarkVision’s achievement of certain milestones and performance metrics. During the year ended December 31, 2020, the Company paid $8,000 of the contingent purchase price to complete the earn-out. Due to the earn-out being settled during 2020, the outstanding liability as of December 31, 2021 and 2020 was $0.

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

As of December 31, 2021, there were no outstanding contingent liabilities.

MCPS Dividends

As noted in Note 16 - Shareholders’ Equity, dividends on our convertible preferred shares will be payable on a cumulative basis when, as and if declared by our Board of Directors, or an authorized committee of our Board of Directors, at an annual rate of 5.25% of the liquidation preference of $100.00 per share. Refer to Note 16 - Shareholders’ Equity for further details.

Commitments

Unconditional purchase obligations
Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable pricing provisions and the approximate timing of the transactions. The Company has various purchase obligations for materials, supplies, outsourcing and other services contracted in the ordinary course of business. These items are not recognized as liabilities in our Consolidated Financial Statements but are required to be disclosed. The contractual terms of these purchase obligations extend through 2026. The Company incurred $83,598 towards these purchase obligations during the year ended December 31, 2021.
The future unconditional purchase obligations as of December 31, 2021 are as follows:

Year ending December 31,
2022	103,602
2023	44,896
2024	32,533
2025	16,606
Thereafter	2,307
Total	$199,944

Note 24: Related Party and Former Parent Transactions
The Company had an outstanding liability of $13, $4 and $3 to Onex as of December 31, 2021, 2020 and 2019, respectively.
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
Two controlled affiliates of Baring are vendors of ours. Total expenses incurred for these vendors were $880, $830 and $765 for the years ended December 31, 2021, 2020 and 2019, respectively. The Company had an outstanding liability to these vendors of $330 and $237 as of December 31, 2021 and 2020, respectively.
A controlled affiliate of Onex is a customer of ours. The net revenue from this customer during the period was $1,790 and $2,136 for the years ended December 31, 2021 and 2020, respectively. The Company had no outstanding receivable as of December 31, 2021 and 2020. This customer was not a related party for the year ended December 31, 2019.
Three controlled affiliates of Leonard Green & Partners, L.P. are customers of ours. The net revenue from these customers during the period was $128, $42,184 and $180 for the year ended December 31, 2021 and $129, $10,857 and $136 for the year ended December 31, 2020, respectively. The Company had an outstanding receivable of $32, $70,952 and $51 as of December 31, 2021 and $31, $54,656 and $264 as of December 31, 2020. These customers were not a related party for the year ended December 31, 2019.
Three controlled affiliates of Leonard Green & Partners, L.P. are vendors of ours. Total expenses incurred for these vendors were $1,257, $32,394 and $6,110 for the year ended December 31, 2021 and $295, $6,934 and $1,817 for the year ended December 31, 2020, respectively. The Company had no outstanding liability to these vendors as of December 31, 2021 and $0, $0 and $1,995 as of December 31, 2020. These vendors were not a related party for the year ended December 31, 2019.
One of our independent directors has an immediate family member who is a member of management within one of Clarivate’s customers. Total revenue from the Customer was $1,028, $1,497 and $33 for the years ended December 31, 2021, 2020 and 2019, respectively. The Company had $60, $100 and $4 outstanding receivable as of December 31, 2021, 2020 and 2019, respectively.
On May 15, 2021, Clarivate entered into an agreement with Capri Acquisition Topco Limited (“Capri”) and Solaro ExchangeCo Limited (“NewCo”), and for certain limited purposes, LGP. Capri and NewCo are controlled by LGP and held the Clarivate ordinary shares beneficially owned by LGP and certain other existing shareholders. Under the agreement, Capri contributed 177,206,779 of its Clarivate ordinary shares to NewCo. Clarivate then acquired NewCo in exchange for the issuance of the same number of Clarivate ordinary shares to Capri. This transaction did not involve any change in beneficial ownership of Clarivate’s ordinary shares and the issuance of the new ordinary shares to Capri were exempt from the registration requirements of the Securities Act under Section 4(a)(2) thereof. Pursuant to authority granted to Clarivate by shareholders at its 2021 Annual General Meeting, following its acquisition of Newco, Clarivate purchased the ordinary shares held by Newco for a nominal price and then canceled such shares. This was a non-cash financing transaction that had a net immaterial impact on the Consolidated Financial Statements.

On December 1, 2021, Clarivate closed its acquisition of ProQuest from CIG, Atairos and certain other equity holders (The Seller Group). The aggregate consideration included $1,094,901 from the issuance of 46,910,923 ordinary shares to the Seller Group. As part of the acquisition, and as a result, CIG is a related party to Clarivate. Clarivate assumed a Finance lease in which CIG is the Lessor as part of the acquisition. From the period between December 1, 2021 and December 31, 2021, interest expense of $98 and amortization of Finance lease ROU asset of $1,291 is reflected in the Consolidated Statements of Operations. The Finance lease ROU asset of $30,560 is presented within Property, Plant, and Equipment (see Note 8 - Property and Equipment, Net) and the corresponding lease liability of $30,835 is treated as an item of indebtedness (see Note 14 - Debt) within the Consolidated Balance Sheet.

Note 25: Restructuring and Impairment
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

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
Operation Simplification and Optimization Program
During the fourth quarter of 2019, the Company approved restructuring actions designed to streamline our operations by simplifying our organization and focusing on two segments in planned phases. Restructuring charges included actions to reduce operational costs. Components of the pre-tax charges include $2,063 and $16,069 in severance costs and $158 and $10,578 in other costs incurred during the year ended December 31, 2021 and 2020, respectively. The Science and IP segments incurred $775 and $1,446 of the expense, respectively, during the year ended December 31, 2021 and $13,559 and $13,087 during the year ended December 31, 2020, respectively.
DRG Acquisition Integration Program
During the second quarter of 2020, the Company approved restructuring actions designed to eliminate duplicative costs following the acquisition of DRG in planned phases. Restructuring charges included actions to reduce operational costs. Components of the pre-tax charges include $120 and $5,133 in severance costs and $75 and $1,464 in other costs incurred during the year ended December 31, 2021 and 2020, respectively. The Science and IP segments incurred $78 and $117 of the expense, respectively, during the year ended December 31, 2021, and $3,286 and $3,311 during the year ended December 31, 2020, respectively.

CPA Global Acquisition Integration and Optimization Program

During the fourth quarter of 2020, the Company approved restructuring actions designed to eliminate duplicative costs following the acquisition of CPA Global and to streamline our operations simplifying our organization and reducing our leasing portfolio. Restructuring charges included actions to reduce operational costs. Components of the pre-tax charges include $35,882 and $18,715 in severance costs and $69,240 and $4,179 in other costs incurred during the year ended December 31, 2021 and 2020, respectively. The Science and IP segments incurred $37,899 and $67,223 of the expense, respectively, during the year ended December 31, 2021, and $7,414 and $6,938 during the year ended December 31, 2020.
One Clarivate Program
During the second quarter 2021, the Company approved restructuring actions to streamline operations within targeted areas of the Company. The program will result in a reduction in operational costs, with the primary cost savings driver being from a reduction in workforce. Components of the pre-tax charges include $17,275 and $0 in severance costs and $2,707 and $0 in other costs incurred during the year ended December 31, 2021 and 2020, respectively. The Science and IP segments incurred $7,206 and $12,775 of the expense, respectively, during the year ended December 31, 2021, and $0 and $0 during the year ended December 31, 2020.
ProQuest Acquisition Integration Program
During the fourth quarter 2021, the Company approved restructuring actions to streamline operations within targeted areas of the Company. The program will result in a reduction in operational costs, with the primary cost savings driver being from a reduction in workforce. Components of the pre-tax charges include $1,939 in severance costs and $0 in other costs incurred during the year ended December 31, 2021. The Science and IP segments incurred $671 and $1,268 of the expense, respectively, during the year ended December 31, 2021.

The table below summarizes the activity related to the restructuring reserves across each of Clarivate's cost-saving's programs.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

Restructuring Programs	Severance and Related Benefit Costs (3)	Costs Associated with Exit and Disposal Costs (1)	Total
Reserve Balance as of December 31, 2019	9,506	—	9,506
Expenses recorded	39,917	16,221	56,138
Payments made	(25,418)	(5,342)	(30,760)
Noncash items and other adjustments	1,707	(6,404)	(4,697)
Reserve Balance as of December 31, 2020	25,712	4,475	30,187
Expenses recorded(2)	57,280	72,179	129,459
Payments made	(48,782)	(11,459)	(60,241)
Noncash items	(5,889)	(57,995)	(63,884)
Reserve Balance as of December 31, 2021	28,322	7,200	35,522
(1) Relates primary to lease exit costs and legal and advisory fees.
(2) Severance and related benefit cost includes $4,532 of non-cash adjustments, primarily related to the acceleration of stock based compensation awards.
(3) Expenses recorded for Severance and Related Benefit Costs includes the acceleration of equity based awards for severed individuals under the CPA Global Equity Plan. These expenses will be paid in cash and is accounted for as a liability award.

The following table is a summary of charges incurred related to the Company's restructuring programs for the year ended December 31, 2021 and 2020.

	Year Ended December 31,
	2021	2020
Severance and related benefit costs	$57,280	$39,917
Costs associated with exit and disposal activities (1)	11,114	8,526
Costs associated with lease exit costs including impairment (2)	61,065	7,695
Total restructuring and impairment	$129,459	$56,138
(1) Relates primarily to contract exit costs, legal and advisory fees.
(2) Relates primary to lease exit costs.

Employee Rights Upon Retirement

In Israel, the Company is required by law to make severance payments upon dismissal of an employee or upon termination of employment in certain other circumstances. The Company operates a number of post-employment defined contribution plans. A defined contribution plan is a program that benefits an employee after termination of employment, under which the Company regularly makes ongoing deposits into Israeli employees' pension plans to fund their severance liabilities. According to Section 14 of the Severance Pay Law, for employees employed by the Company under section 14, the Company deposits are made in lieu of the Company's severance liability for 85% of the employees' salaries, therefore no obligation is provided for in the financial statements for such portion of the employees' salaries. Severance pay liabilities for the section 14 employees, is calculated for 15% of salary and provided for in the financial statements based upon the latest monthly salary multiplied by the number of years of employment. The fund assets for such section 14 employees are not included in the Company’s financial position. For employees that are not under section 14, severance pay liabilities are provided for in the financial statements based upon the latest monthly salary multiplied by the number of years of employment. The fund assets for such non-section 14 employees are included in the Company’s financial position. In accordance with its terms, the plans meet the definition of a defined contribution plan.

	December 31, 2021	December 31, 2020
Long-term severance payable	$8,586	$9,608

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)
Note 26: Quarterly Financial Data (Unaudited)

The following table below summarizes certain quarterly results of operations (in thousands except per share data). We have revised our Diluted EPS disclosures for the First and Third Quarter Diluted EPS calculations for misstatements identified in the original calculations which incorrectly excluded the change in fair value of private placement warrants and the corresponding effect of the weighted-average impact of potentially dilutive shares to purchase ordinary shares. We evaluated whether our previously issued interim consolidated financial statements were materially misstated due to these corrections. Based upon our evaluation of both quantitative and qualitative factors, we believe that the effects of these misstatements were not material individually or in the aggregate to the previously reported quarterly periods. Accordingly, we have revised such amounts below and will revise the diluted earnings per share in the subsequent quarterly filings on Form 10-Q in 2022. Refer to the footnote in the table below for more information related to these revisions.

	2021
	First Quarter		Second Quarter	Third Quarter		Fourth Quarter
Revenues	$428,430		$445,645	$442,117		$560,702
(Loss) income from operations	$(69,510)		$(63,770)	$14,375		$31,925
Net (loss) income attributable to ordinary shares	$(55,951)		$(131,567)	$5,993		$(130,431)

Earnings per share:
Basic	$(0.09)		$(0.22)	$0.01		$(0.20)
Diluted (As Revised)	$(0.17)	(1)	$(0.22)	$(0.12)	(1)	$(0.20)
(1) The revision pertains to the treatment of mark-to-market gains within Q1-21 and Q3-21 reported results on the warrants within income attributable to ordinary shareholders and corresponding adjustments to Diluted weighted-average shares outstanding. Refer to the supplemental quarterly table presented below for revised computations. Previously reported Diluted earnings per share for the first quarter and third quarter of 2021 was ($0.09) and $0.01, respectively.

The diluted EPS computations for our ordinary shares for each of the quarterly periods presented were calculated as follows (in thousands, except share and per share amounts):
	2021
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Diluted EPS
Net (loss) income attributable to ordinary shares	$(55,951)	$(131,567)	$5,993	$(130,431)
Change in fair value of private placement warrants(1)	(51,215)	—	(83,013)	—
Net loss attributable to ordinary shares, diluted	$(107,166)	$(131,567)	$(77,020)	$(130,431)

Denominator:
Shares used in computing net loss attributable to per share to ordinary shareholders, basic	602,272,375	611,093,882	634,508,967	654,886,227
Weighted-average effect of potentially dilutive shares to purchase ordinary shares(1)	10,326,289	—	9,393,810	—
Diluted weighted-average number of ordinary shares outstanding	612,598,664	611,093,882	643,902,777	654,886,227
Diluted EPS	$(0.17)	$(0.22)	$(0.12)	$(0.20)
(1) The revision pertains to the treatment of mark-to-market gains within Q1-21 and Q3-21 reported results on the warrants within income attributable to ordinary shareholders and corresponding adjustments to Diluted weighted-average shares outstanding.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In thousands, except share and per share data, option prices, ratios or as noted)

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$240,592	$273,500	$284,360	$455,595
(Loss) income from operations	$(28,308)	$14,246	$(12,664)	$(9,621)
Net loss attributable to ordinary shares	$(129,633)	$(25,281)	$(181,986)	$(13,725)

Earnings per share:
Basic	$(0.38)	$(0.07)	$(0.47)	$(0.02)
Diluted	$(0.38)	$(0.07)	$(0.47)	$(0.05)

Note 27: Subsequent Events
Management has evaluated the impact of events that have occurred subsequent to December 31, 2021. Based on this evaluation, other than disclosed within these Consolidated Financial Statements and related notes, the Company has determined no other events were required to be recognized or disclosed.
On February 7, 2022, the Company announced that our Board of Directors approved the purchase of up to $1,000 million of the Company's ordinary shares through open-market purchases, to be executed through December 31, 2023. The Board of Directors also declared a quarterly dividend of $1.3125 per share on its 5.25% Series A Mandatory Convertible Preferred Shares, payable in cash on March 1, 2022 to shareholders of record at the close of business on February 15, 2022.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2021.

Notwithstanding the material weaknesses, management has concluded that our audited financial statements included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented herein.

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

Clarivate's management assessed the effectiveness of Clarivate's internal control over financial reporting as of December 31, 2021 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework (2013).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Clarivate's management identified material weaknesses in our internal control over financial reporting related to: (1) the lack of an effectively designed control over the communication of modifications to pre-existing compensation agreements in an acquisition transaction between the legal function and the accounting function to ensure the accounting impact of the modifications could be evaluated, and (2) the lack of an effectively designed control with a sufficient level of precision to allow for an appropriate review of the tax balances associated with the opening balance sheet of acquired entities.

The material weakness related to the communication of modifications to pre-existing compensation agreements in an acquisition transaction resulted in the restatement of the Company’s consolidated financial statements for the year ended December 31, 2020, the quarter ended December 31, 2020, and each of the quarters of 2021 related to restricted cash, prepaid expenses, goodwill, accrued expenses, other current liabilities, other non-current liabilities, treasury shares, and accumulated other comprehensive income (loss) and accumulated deficit. The material weakness related to the review of the tax balances associated with the opening balance sheet of acquired entities resulted in immaterial adjustments of the Company’s consolidated financial statements for the year ended December 31, 2020 and each of the quarters of 2020 and 2021 related to goodwill, deferred income tax asset, and deferred income tax liability. Additionally, these material weaknesses could result in misstatements of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Because of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2021.

In the year ended December 31, 2021, the Company acquired ProQuest in a purchase business combination. Management excluded ProQuest from our assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2021. ProQuest represented 2% of the Company's total assets and 4% of the Company's total revenues as of and for the year ended December 31, 2021.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under "Item 8. Financial Statements and Supplementary Data".

Remediation Plan

Our remediation plan related to the first identified material weakness includes management designing a control to identify and communicate the inventory of pre-existing compensation agreements in an acquisition transaction to the accounting department through the transaction close date to ensure the inventory includes the current version of the agreements. Our remediation plan will also include bring down procedures each quarter through the measurement period. Our remediation plan related to the second identified material weakness includes management designing an enhanced control to operate periodically during the measurement period to allow for an appropriate review of the tax balances associated with the opening balance sheet of acquired entities.

Changes in Internal Control Over Financial Reporting
During the fourth quarter of 2021, there were no changes in Clarivate’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

We incorporate by reference the information responsive to this Item appearing in our definitive Proxy Statement on Schedule 14A for our 2022 Annual General Meeting of Shareholders (“Proxy Statement”), which will be filed no later than 120 days after December 31, 2021.
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

Item 11. Executive Compensation
We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence
We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2021.

Item 14. Principal Accounting Fees and Services
We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2021.

PART IV
Item 15. Exhibits and Financial Statement Schedules

EXHIBIT INDEX

2.1	ProQuest Transaction Agreement (incorporated by reference to Exhibit 2.1 to Clarivate's Form 8-K filed May 17, 2021)
2.2	Amendment to ProQuest Transaction Agreement (incorporated by reference to Exhibit 2.1 to Clarivate’s Form 8-K filed July 29, 2021)
2.3	Amendment No. 2 to ProQuest Transaction Agreement (incorporated by reference to Exhibit 2.1 to Clarivate's Form 8-K filed December 1, 2021)
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to Clarivate’s Form 8-K filed May 12, 2021)
3.2
Statement of Rights of the 5.25% Series A Mandatory Convertible Preferred Shares of Clarivate Plc, effective June 14, 2021 (incorporated by reference to Exhibit 3.1 to Clarivate’s Form 8-K filed June 14, 2021)

3.3	Form of Certificate of the 5.25% Series A Mandatory Convertible Preferred Shares (included as Exhibit A to Exhibit 3.2 hereto)
4.1*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
4.2
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

4.4	Form of 4.50% Senior Secured Note due 2026 (included as Exhibit A to Exhibit 4.3 hereto)
4.5
First Supplemental Indenture, dated as of May 15, 2020, to the indenture dated as of October 31, 2019 among Camelot Finance S.A., as Issuer, the guarantors party thereto and Wilmington Trust, National Association, as trustee governing the 4.50% Senior Secured Notes due 2026 (incorporated by reference to Exhibit 4.1 to Clarivate's From 10-Q, filed on May 10, 2021)

4.6
Second Supplemental Indenture, dated as of March 30, 2021, to the indenture dated as of October 31, 2019 among Camelot Finance S.A., as Issuer, the guarantors party thereto and Wilmington Trust, National Association, as trustee governing the 4.50% Senior Secured Notes due 2026 (incorporated by reference to Exhibit 4.2 to Clarivate's From 10-Q, filed on May 10, 2021)

4.7
Third Supplemental Indenture dated as of December 1, 2021, to the indenture dated as of October 31, 2019 among Camelot Finance S.A., as Issuer, the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, governing the Issuer's 4.50% Senior Secured Notes due 2026 (incorporated by reference to Exhibit 4.1 to Clarivate's Form 8-K, filed on December 1, 2021)

4.8
Indenture, dated August 19, 2021, between Clarivate Science Holdings Corporation, as Issuer, and Wilmington Trust, National Association, as trustee and collateral agent, relating to the Issuer’s 3.875% senior secured notes due 2028 (incorporated by reference to Exhibit 4.1 to Clarivate's Form 8-K filed August 19, 2021)

4.9	Form of 3.875% senior secured note due 2028 (included as Exhibit A to Exhibit 4.8 hereto)
4.1
First Supplemental Indenture dated as of December 1, 2021, to the indenture dated as of August 19, 2021 among Clarivate Science Holdings Corporation, as Issuer, the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, governing the Issuer's 3.875% Senior Secured Notes due 2028 (incorporated by reference to Exhibit 4.2 to Clarivate's Form 8-K, filed on December 1, 2021)

4.11
Indenture, dated August 19, 2021, between Clarivate Science Holdings Corporation, as Issuer, and Wilmington Trust, National Association, as trustee, relating to the Issuer’s 4.875% senior notes due 2029 (incorporated by reference to Exhibit 4.2 to Clarivate's Form 8-K filed August 19, 2021)

4.12	Form of 4.875% senior note due 2029 (included as Exhibit A to Exhibit 4.11 hereto)
4.13
First Supplemental Indenture dated as of December 1, 2021, to the indenture dated as of August 19, 2021 among Clarivate Science Holdings Corporation, as Issuer, the guarantors party thereto and Wilmington Trust, National Association, as trustee, governing the Issuer's 4.875% Senior Notes due 2029 (incorporated by reference to Exhibit 4.3 to Clarivate's Form 8-K, filed on December 1, 2021)

10.1	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to Clarivate’s Registration Statement on Form F-4, filed on April 15, 2019)
10.2	Investor Rights Agreement dated as of October 1, 2020 (incorporated by reference to Exhibit 10.1 to Clarivate's Form 8-K filed October 1, 2020)
10.3	Registration Rights Agreement dated as of October 1, 2020 (incorporated by reference to Exhibit 10.2 to Clarivate's Form 8-K filed October 1, 2020)
10.4	Amendment No. 1 to the Registration Rights Agreement dated as of December 1, 2021 (incorporated by reference to Exhibit 10.1 to Clarivate’s Form 8-K, filed December 1, 2021)
10.5	Director Nomination Agreement dated as of December 1, 2021 (incorporated by reference to Exhibit 10.2 to Clarivate's Form 8-K, filed December 1, 2021)
10.6	Capri Transaction Agreement (incorporated by reference to Exhibit 10.2 to Clarivate’s Form 8-K, filed May 17, 2021)
10.5	Director Acknowledgement Letter (Stead) (incorporated by reference to Exhibit 10.12 to Clarivate’s Registration Statement on Form F-4, filed on February 27, 2019)
10.6	Director Acknowledgement Letter (von Blucher) (incorporated by reference to Exhibit 10.13 to Clarivate’s Registration Statement on Form F-4, filed on February 27, 2019)
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
10.10
Amendment to the Credit Agreement dated as of November 30, 2021 to Credit Agreement dated as of October 31, 2019 (incorporated by reference to Exhibit 10.3 to Clarivate's Form 8-K, filed on December 1, 2021)

10.11+	Clarivate Analytics Plc 2019 Incentive Award Plan - Amended and Restated as of May 11, 2020
10.12+	Clarivate Analytics Plc 2019 Incentive Award Plan - Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.17 to Clarivate's Form 10-K, filed on March 2, 2020)
10.13+
Clarivate Analytics Plc 2019 Incentive Award Plan - Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.4 to Clarivate's Quarterly Report on Form 10-Q, filed on July 30, 2020)

10.14*+	Separation Agreement, dated December 10, 2021, by and between Clarivate Plc and Richard Hanks
10.15*+	Offer Letter, dated November 29, 2021, by and between Clarivate Plc and Jonathan Collins
10.16+	Offer Letter, dated October 4, 2021, by and between Clarivate Plc and Heather Matzke-Hamlin (incorporated by reference to Exhibit 10.1 to Clarivate’s Form 8-K filed October 5, 2021)
10.17+	Agreement by and between Clarivate Analytics and Mukhtar Ahmed, dated January 1, 2018 (incorporated by reference to Exhibit 10.6 to Clarivate's Quarterly Report on Form 10-Q, filed on July 30, 2020)
10.18+
Executive Agreement, entered into as of July 26, 2021 by and between Clarivate Plc. and Jeffrey Roy (incorporated by reference to Exhibit 10.3 to Clarivate's Quarterly Report on Form 10-Q, filed on July 29, 2021)

10.19+
Executive Agreement, entered into as of July 26, 2021 by and between Clarivate Plc. and Stephen Hartman (incorporated by reference to Exhibit 10.4 to Clarivate's Quarterly Report on Form 10-Q, filed on July 29, 2021)

10.20+	Executive Severance Plan of Clarivate Plc (incorporated by reference to Exhibit 10.5 to Clarivate's Quarterly Report on Form 10-Q, filed on July 29, 2021)
21.1*	Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP
24.1*	Powers of Attorney (included on signature page to this annual report)
31*	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following information from our Form 10-K for the fiscal year ended December 31, 2021, formatted in Inline eXtensible Business Reporting Language: (i) Consolidated Statement of Comprehensive Income, (ii) Consolidated Balance Sheet, (iii) Consolidated Statement of Changes in Equity, (iv) Consolidated Statement of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

104*	The cover page from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in Inline XBRL
*    Filed herewith.
†     Schedules and exhibits omitted pursuant to Item 601(a)(5) of Regulation S-K. Copies of any omitted schedule or exhibit will be furnished to the SEC upon request.
+     Compensatory plan or arrangement.

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of London, United Kingdom on March 10, 2022.

CLARIVATE PLC
By:	/s/ Jerre Stead
Name: Jerre Stead
Title: Executive Chairman and Chief Executive Officer
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Jerre Stead, Jonathan M. Collins and Jas Chahal, and each of them, individually, as the undersigned’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for the undersigned and in the undersigned’s name, place and stead in any and all capacities, in connection with this annual report, including to sign in the name and on behalf of the undersigned, this annual report and any and all amendments hereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on March 10, 2022 on behalf of the registrant and in the capacities indicated.

Name	Title
/s/ Jerre Stead	Executive Chairman and Chief Executive Officer
Jerre Stead	(Principal Executive Officer)
/s/ Jonathan M. Collins	Executive Vice President and Chief Financial Officer
Jonathan M. Collins	(Principal Financial Officer)
/s/ Heather Matzke-Hamlin	Acting Chief Accounting Officer
Heather Matzke-Hamlin	(Acting Principal Accounting Officer)
/s/ Valeria Alberola	Director
Valeria Alberola
/s/ Michael J. Angelakis	Director
Michael J. Angelakis
/s/ Sheryl von Blucher	Director
Sheryl von Blucher
/s/ Kosty Gilis	Director
Kosty Gilis
/s/ Usama N Cortas	Director
Usama N Cortas
/s/ Balakrishnan S. Iyer	Director
Balakrishnan S. Iyer
/s/ Adam T. Levyn	Director
Adam T. Levyn
/s/ Nicholas Macksey	Director
Nicholas Macksey
/s/ Anthony Munk	Director
Anthony Munk
/s/ Charles J. Neral	Director
Charles J. Neral
/s/ Jane Okun Bomba	Director
Jane Okun Bomba
/s/ Richard W. Roedel	Director
Richard W. Roedel
/s/ Andrew M. Snyder	Director
Andrew M. Snyder
/s/ Roxane White	Director
Roxane White