Form 10-Q
period 2022-03-31
CLARIVATE Plc
filed 2022-05-09
CIK 1764046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes ☐    No ☒
The number of ordinary shares of the Company outstanding as of April 29, 2022 was 672,549,836.
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
In the current year, the Company has changed its presentation of dollar amounts from thousands to millions and, as a result, any necessary rounding adjustments have been made to prior year disclosed amounts. Unless otherwise indicated, dollar amounts throughout this quarterly report are presented in millions of dollars, except for share and per share amounts.
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

PART I. Financial Information

Item 1. Financial Statements and Supplementary Data

CLARIVATE PLC
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$500.2	$430.9
Restricted cash	15.5	156.7
Accounts receivable, net	859.8	906.4
Prepaid expenses	97.7	76.6
Other current assets	76.9	66.6
Total current assets	1,550.1	1,637.2
Property and equipment, net	80.0	83.8
Other intangible assets, net	10,137.9	10,392.4
Goodwill	7,803.4	7,904.9
Other non-current assets	63.1	50.8
Deferred income taxes	28.6	27.9
Operating lease right-of-use assets	80.6	86.0
Total Assets	$19,743.7	$20,183.0

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$117.3	$129.2
Accrued expenses and other current liabilities	532.0	679.6
Current portion of deferred revenues	1,080.6	1,030.4
Current portion of operating lease liability	30.5	32.2
Current portion of long-term debt	30.6	30.6
Total current liabilities	1,791.0	1,902.0
Long-term debt	5,452.0	5,456.3
Warrant liabilities	127.4	227.8
Non-current portion of deferred revenues	54.7	54.2
Other non-current liabilities	143.2	142.7
Deferred income taxes	376.7	380.1
Operating lease liabilities	89.1	94.0
Total liabilities	8,034.1	8,257.1
Commitments and contingencies

Shareholders’ equity:
Preferred Shares, no par value; 14,375,000 shares authorized; 5.25% Mandatory Convertible Preferred Shares, Series A, 14,375,000 shares issued and outstanding as of both March 31, 2022 and December 31, 2021	1,392.6	1,392.6
Ordinary Shares, no par value; unlimited shares authorized at March 31, 2022 and December 31, 2021; 681,463,527 and 683,139,210 shares issued, and 678,974,630 and 683,139,210 shares outstanding at March 31, 2022 and December 31, 2021, respectively	11,815.0	11,827.9
Treasury shares, at cost; 2,488,897 and 547,136 shares as of March 31, 2022 and December 31, 2021, respectively	(48.7)	(16.9)
Accumulated other comprehensive income	103.5	326.7
Accumulated deficit	(1,552.8)	(1,604.4)
Total shareholders’ equity	11,709.6	11,925.9
Total Liabilities and Shareholders’ Equity	$19,743.7	$20,183.0
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenues, net	$662.2	$428.4
Operating expenses:
Cost of revenues	249.2	147.9
Selling, general and administrative costs	193.7	134.3
Depreciation and amortization	176.4	131.6
Restructuring and impairment	11.7	67.9
Other operating (income) expense, net	(13.7)	16.2
Total operating expenses	617.3	497.9
Income (loss) from operations	44.9	(69.5)
Mark to market gain on financial instruments	(100.4)	(51.2)
Income (loss) before interest expense and income tax	145.3	(18.3)
Interest expense and amortization of debt discount, net	59.5	37.4
Income (loss) before income tax	85.8	(55.7)
Provision for income taxes	16.3	0.3
Net income (loss)	69.5	(56.0)
Dividends on preferred shares	18.7	—
Net income (loss) attributable to ordinary shares	$50.8	$(56.0)

Per share:
Basic	$0.07	$(0.09)
Diluted	$(0.06)	$(0.17)

Weighted average shares used to compute earnings per share:
Basic	682,539,103	602,272,375
Diluted	687,994,133	612,598,664
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In millions)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$69.5	$(56.0)
Other comprehensive income (loss), net of tax:
Interest rate swaps	11.9	1.3
Foreign currency translation adjustment	(235.1)	18.3
Total other comprehensive (loss) income, net of tax	(223.2)	19.6
Comprehensive loss	$(153.7)	$(36.4)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(In millions)

	Ordinary Shares		Preferred Shares		Treasury Shares		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	683.1	$11,827.9	14.4	$1,392.6	0.5	$(16.9)	$326.7	$(1,604.4)	$11,925.9
Reclassification of EBT Shares	(0.5)	—	—	—	—	—	—	—	—
Exercise of stock options	0.2	0.4	—	—	—	—	—	—	0.4
Vesting of restricted stock units	0.7	—	—	—	—	—	—	—	—
Shares returned to the Company for net share settlements	(0.4)	(5.4)	—	—	—	—	—	—	(5.4)
Share-based award activity	—	26.9	—	—	—	—	—	—	26.9
Repurchases of ordinary shares	(4.1)	—	—	—	4.1	(66.4)	—	—	(66.4)
Retirement of treasury shares	—	(34.8)	—	—	(2.1)	33.3	—	1.5	—
Sale of treasury shares	—	—	—	—	—	1.3	—	(0.7)	0.6
Dividends to preferred shareholders	—	—	—	—	—	—	—	(18.7)	(18.7)
Net income	—	—	—	—	—	—	—	69.5	69.5
Other comprehensive loss	—	—	—	—	—	—	(223.2)	—	(223.2)
Balance at March 31, 2022	679.0	$11,815.0	14.4	$1,392.6	2.5	$(48.7)	$103.5	$(1,552.8)	$11,709.6

Balance at December 31, 2020	606.3	$9,989.2	—	$—	6.3	$(196.0)	$492.4	$(1,250.8)	$9,034.8
Exercise of Private Placement Warrants	0.2	3.6	—	—	—	—	—	—	3.6
Exercise of stock options	0.8	5.1	—	—	—	—	—	—	5.1
Vesting of restricted stock units	—	—	—	—	—	—	—	—	—
Shares returned to the Company for net share settlements	(0.4)	(4.5)	—	—	—	—	—	—	(4.5)
Issuance of ordinary shares, net	4.4	105.5	—	—	—	—	—	—	105.5
Share-based award activity	—	10.5	—	—	—	—	—	—	10.5
Net loss	—	—	—	—	—	—	—	(56.0)	(56.0)
Other comprehensive income	—	—	—	—	—	—	19.6	—	19.6
Balance at March 31, 2021	611.3	$10,109.4	—	$—	6.3	$(196.0)	$512.0	$(1,306.8)	$9,118.6

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended March 31,
	2022	2021
Cash Flows From Operating Activities
Net income (loss)	$69.5	$(56.0)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	176.4	131.6
Deferred income taxes	(1.3)	0.2
Share-based compensation	24.6	1.2
Restructuring and impairment	(0.9)	38.9
Loss (gain) on foreign currency forward contracts	6.7	(1.0)
Mark to market adjustment on contingent shares	—	(25.1)
Mark to market gain on financial instruments	(100.4)	(51.2)
Amortization of debt issuance costs	3.6	2.3
Other operating activities	(19.5)	7.3
Changes in operating assets and liabilities:
Accounts receivable	40.2	44.2
Prepaid expenses	(20.8)	(7.2)
Other assets	(18.5)	(0.9)
Accounts payable	(10.3)	13.7
Accrued expenses and other current liabilities	(143.9)	29.1
Deferred revenues	63.3	66.0
Operating lease right of use assets	4.6	7.5
Operating lease liabilities	(5.1)	(25.7)
Other liabilities	(0.8)	(0.9)
Net cash provided by operating activities	67.4	174.0

Cash Flows From Investing Activities
Capital expenditures	(41.4)	(33.0)
Acquisitions, net of cash acquired	(1.3)	0.4
Net cash used in investing activities	(42.7)	(32.6)

Cash Flows From Financing Activities
Principal payments on term loan	(7.2)	(7.2)
Payment of debt issuance costs and discounts	(2.1)	—
Repurchases of ordinary shares	(55.1)	—
Cash dividends on preferred shares	(18.9)	—
Proceeds from stock options exercised	0.4	5.1
Payments related to finance lease	(0.5)	—
Payments related to tax withholding for stock-based compensation	(5.4)	(4.5)
Net cash used in financing activities	(88.8)	(6.6)
Effects of exchange rates	(7.8)	8.7

Net increase in cash and cash equivalents	$69.3	$141.3
Net (decrease) increase in restricted cash	(141.2)	2.2
Net (decrease) increase in cash and cash equivalents, and restricted cash	(71.9)	143.5

Beginning of period:
Cash and cash equivalents	$430.9	$257.7
Restricted cash	156.7	14.7
Total cash and cash equivalents, and restricted cash, beginning of period	587.6	272.4

CLARIVATE PLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended March 31,
	2022	2021

End of period:
Cash and cash equivalents	500.2	399.0
Restricted cash	15.5	16.9
Total cash and cash equivalents, and restricted cash, end of period	$515.7	$415.9

Supplemental Cash Flow Information:
Cash paid for interest	$27.8	$27.3
Cash paid for income tax	$3.6	$2.6
Capital expenditures included in accounts payable	$7.7	$6.1

Non-Cash Financing Activities:
Retirement of treasury shares	(33.3)	—
Shares issued as contingent stock consideration associated with the DRG acquisition	—	61.6
Shares issued as contingent stock consideration associated with the CPA Global acquisition	—	43.9
Treasury share purchases settled after period end	11.3	—
Dividends accrued on our 5.25% Series A Mandatory Convertible Preferred Shares	6.4	—
Total Non-Cash Financing Activities	$(15.6)	$105.5
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, ratios or as noted)

Note 1: Background and Nature of Operations
Clarivate Plc (“Clarivate,” “us,” “we,” “our,” or the “Company”), is a public limited company organized under the laws of Jersey, Channel Islands, pursuant to the definitive agreement entered into on May 13, 2019 to effect a merger between Camelot Holdings (Jersey) Limited ("Jersey") and Churchill Capital Corp, a Delaware corporation, ("Churchill") (the “2019 Transaction”). The Company is a provider of proprietary and comprehensive content, analytics, professional services and workflow solutions that enable users across government and academic institutions, life science companies and research and development (“R&D”) intensive corporations to discover, protect and commercialize their innovations. Clarivate has two reportable segments: Science and Intellectual Property ("IP"). See Note 18 - Segment Information, for additional information on the Company's reportable segments.
Risks and Uncertainties
In March 2020, the World Health Organization characterized COVID-19 as a pandemic. The rapid spread of COVID-19 and issues relating to the resurgence of COVID-19 and/or new strains of COVID-19 along with continuously evolving responses to combat it have had an increasingly negative impact on the global economy. This has had, and may continue to have, an adverse impact to our operational and financial performance as well as the businesses of our customers and partners, including their spending priorities. It is difficult to predict the full extent of the potential effects and impact on our operations, business, and financial performance, however, we continue to conduct business with substantial modifications and precautionary measures to our daily operations. Modifications include less employee travel as well as a virtual shift related to work location, and sales and marketing events. Given the uncertainty around the severity and duration of the COVID-19 pandemic, the Company cannot reasonably estimate the full impact on our business, financial condition and results of operations at this time, which may be material.
As the conflict in Ukraine continues to evolve, we are closely monitoring the current and potential impact on our business, our people, and our clients. Given the levying of sanctions, regional instability, geopolitical shifts, and other potential adverse effects on macroeconomics conditions, security conditions, currency exchange, and financial markets, the short and long-term implications of Russia’s invasion of Ukraine are not possible to predict. We do not expect any direct impacts to our business to be material, but we are not currently able to predict any indirect impacts on the global economy and how those could negatively affect our business in the future. We continue to monitor any evolving impacts of this conflict and its effects on the global economy and geopolitical landscape.

Note 2: Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021. Results from interim periods should not be considered indicative of results for the full year. In the opinion of management, these Condensed Consolidated Financial Statements reflect all adjustments necessary for a fair statement of financial position, results of operations, and cash flows for the periods presented, and such adjustments are of a normal, recurring nature.
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
The Employee Benefit Trust ("EBT") associated with the CPA Global Equity Plan was consolidated on October 1, 2020. The EBT held Clarivate shares that were recorded as treasury shares as they were legally issued but not outstanding. The EBT also holds cash that is classified as restricted cash on the Condensed Consolidated Balance Sheet.
In the current year, the Company has changed its presentation of dollar amounts from thousands to millions and, as a result, any necessary rounding adjustments have been made to prior year disclosed amounts.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, ratios or as noted)
Note 3: Summary of Significant Accounting Policies

Our significant accounting policies are those that we believe are important to the portrayal of our financial condition and results of operations, as well as those that involve significant judgments or estimates about matters that are inherently uncertain. There have been no material changes to the significant accounting policies discussed in Item 8. – Financial Statements and Supplementary Data – Notes to the Consolidated Financial Statements – Note 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the SEC on March 10, 2022.
Newly Adopted Accounting Standards
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The guidance is effective for all entities from the period March 12, 2020 through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, which adds implementation guidance to the above ASU to clarify certain optional expedients in Topic 848. The Company adopted the new standard effective July 1, 2021 and elected the optional expedients for its interest rate swap agreements and debt agreements with reference to LIBOR. Upon meeting the specified criteria in the guidance, the Company continues to account for its interest rate swaps in accordance with hedge accounting and will not apply modification accounting to its debt agreements. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.
In June 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity because of complexity associated with GAAP for certain financial instruments with characteristics of liabilities and equity. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. This guidance is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods. The Company adopted ASU 2020-06 effective January 1, 2022 prospectively, and the adoption did not have a material impact on our condensed consolidated financial statements.
In April 2021, the FASB issued ASU 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, which provides guidance regarding the accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. This guidance is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company adopted ASU 2021-04 effective January 1, 2022, and the adoption did not have a material impact on our condensed consolidated financial statements.
In July 2021, the FASB issued ASU 2021-05, Leases (Topic 842) Lessors – Certain Leases with Variable Lease Payments, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities as well as disclosing key information about leasing transactions. This guidance is effective for all entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years for public business entities. The Company adopted the ASU at January 1, 2022, and the adoption did not have a material impact on our condensed consolidated financial statements.
Recently Issued Accounting Standards
In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815) – Portfolio Layer Method, amendments in this ASU allow multiple hedged layers to be designated for a single closed portfolio of financial assets or one or more beneficial interests secured by a portfolio of financial instruments. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that the standard will have on our condensed consolidated financial statements and it is expected that the adoption will not have a material impact.
There were no other new accounting standards or updates issued or effective as of March 31, 2022, that have, or are expected to have, a material impact on the Company's Condensed Consolidated Financial Statements.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, ratios or as noted)

Note 4: Business Combinations
Acquisition of ProQuest
On December 1, 2021, we acquired 100% of ProQuest, a leading global software, data and analytics provider to academic, research and national institutions, and its subsidiaries from Cambridge Information Group (“CIG”), Atairos and certain other equity holders (collectively, the “Seller Group”). The aggregate consideration in connection with the closing of the ProQuest acquisition was $4,994.3, net of $52.5 cash acquired. The aggregate consideration was composed of (i) $1,094.9 from the issuance of 46.9 million ordinary shares to the Seller Group and (ii) approximately $3,951.9 in cash, including approximately $917.5 to fund the repayment of ProQuest debt.

Issuance of 46.9 million shares(1)	$1,094.9
Cash consideration(2)	3,951.9
Total purchase price	5,046.8
Cash acquired(3)	(52.5)
Total purchase price, net of cash acquired	$4,994.3

(1) Based on the Company’s closing share price of $23.34 on November 30, 2021.
(2) Based on the Closing Statement, total cash consideration of $3,951.9 includes a base cash consideration of $3,988.0, less working capital adjustments of $31.7, less closing indebtedness adjustments of $36.6, plus closing cash consideration of $32.2 as defined in the Transaction Agreement.

(3) Cash acquired includes $52.5 of total cash acquired, less $2.0 of restricted cash acquired as defined in the Transaction Agreement.
The excess of the purchase price over the net tangible and intangible assets is recorded to Goodwill and primarily reflects the assembled workforce and expected synergies. The majority of goodwill is deductible for tax purposes. During the three months ended March 31, 2022 and 2021, total transaction costs incurred in connection with the acquisition of ProQuest were $5.7 and $0.1, respectively. The ProQuest acquisition is reported as part of the Science Segment, see Note 18 - Segment Information for further details.

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

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, ratios or as noted)

	Original Purchase Price Allocation	Measurement Period Adjustments	Updated Purchase Price Allocation
Accounts receivable	$113.5	$1.2	$114.7
Prepaid expenses	22.3	0.9	23.2
Other current assets	23.7	—	23.7
Property and equipment, net	62.3	3.1	65.4
Other intangible assets(1)	3,534.7	—	3,534.7
Other non-current assets	18.0	—	18.0
Deferred income taxes	3.5	—	3.5
Operating lease right-of-use assets	28.4	—	28.4
Total assets	$3,806.4	$5.2	$3,811.6
Accounts payable	17.1	—	17.1
Accrued expenses and other current liabilities	136.8	(2.3)	134.5
Current portion of long-term debt	1.1	—	1.1
Current portion of deferred revenue	335.2	—	335.2
Current portion of operating lease liabilities	8.0	—	8.0
Long-term debt	33.4	—	33.4
Deferred income taxes	58.6	0.1	58.7
Non-current portion of deferred revenue	6.8	—	6.8
Other non-current liabilities	89.2	1.7	90.9
Operating lease liabilities	23.1	—	23.1
Total liabilities	709.3	(0.5)	708.8
Fair value of acquired identifiable assets and liabilities	$3,097.1	$5.7	$3,102.8

Purchase price, net of cash	$4,994.3	$—	$4,994.3
Less: Fair value of acquired identifiable assets and liabilities	3,097.1	5.7	3,102.8
Goodwill	$1,897.2	$(5.7)	$1,891.5

(1) Of the $3,534.7, $3,528.0 relates to the valued intangible assets as per the purchase price allocation and $6.7 relates to acquired assets under construction.
The identifiable intangible assets acquired are amortized on a straight-line basis over their estimated useful lives. The following table summarizes the estimated fair value of ProQuest's identifiable intangible assets acquired and their remaining amortization period (in years):

	Fair Value as of December 1, 2021	Remaining Range of Years
Customer relationships	$2,773.0	17-23
Technology & databases(1)	709.3	5-17
Trade names	45.7	2-10
Total identifiable intangible assets	$3,528.0
(1) Technology and databases intangible assets include both acquired technology intangible assets and acquired databases intangible assets.

Unaudited pro forma information for the Company for the relevant periods presented as if the acquisition had occurred January 1, 2020 is as follows:

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, ratios or as noted)

Three Months Ended March 31,
2021
Pro forma revenues, net	$648.1
Pro forma net loss attributable to the Company's shareholders	(71.8)

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
The unaudited pro forma results include certain pro forma adjustments to net loss that were directly attributable to the acquisition, assuming the acquisition had occurred on January 1, 2020, including the following: (i) additional amortization expense that would have been recognized relating to the acquired intangible assets, (ii) adjustments to interest expense to reflect the removal of ProQuest debt and the additional Company borrowings in conjunction with the acquisition, and (iii) acquisition-related transaction costs which reduced expenses by $0.1 for the three months ended March 31, 2021.

Note 5: Leases
The Company has multiple agreements to sublease operating lease right of use assets and recognized $0.8 of sublease income both for the three months ended March 31, 2022 and 2021, within Selling, general and administrative costs in the Condensed Consolidated Statements of Operations.
On December 1, 2021, Clarivate closed its acquisition of ProQuest. As part of the acquisition, the Company assumed a Finance lease. Refer to Note 6 - Property and Equipment, Net, Note 11 - Debt, and Note 20 - Related Party Transactions for further information.
In connection with the Company's digital workplace transformation initiative to enable colleagues to work remotely, the Company ceased the use of select leased sites during the three months ended March 31, 2021. See Note 21 - Restructuring and Impairment for further information.

Note 6: Property and Equipment, Net
Property and equipment, net consisted of the following:

	March 31,	December 31,
	2022	2021
Computer hardware	$47.1	$45.5
Leasehold improvements	14.4	11.6
Furniture, fixtures and equipment	35.6	34.7
Capital office leases - finance lease asset	31.0	30.5
Other	2.3	2.3
Total property and equipment, gross	130.4	124.6
Accumulated depreciation	(50.4)	(40.8)
Total property and equipment, net	$80.0	$83.8

Depreciation amounted to $10.6 and $3.3 for the three months ended March 31, 2022 and 2021, respectively, and there were no impairments related to leasehold improvements during the three months ended March 31, 2022, compared to $1.0 for the three months ended March 31, 2021.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, ratios or as noted)
Note 7: Other Intangible Assets, net and Goodwill
Other Intangible Assets, net
The following tables summarize the gross carrying amounts and accumulated amortization of the Company’s identifiable intangible assets by major class:

	March 31, 2022			December 31, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Finite-lived intangible assets
Customer relationships	$8,155.7	$(598.2)	$7,557.5	$8,279.1	$(514.8)	$7,764.3
Databases and content	2,592.9	(635.9)	1,957.0	2,577.1	(591.0)	1,986.1
Computer software	740.7	(341.9)	398.8	733.1	(320.1)	413.0
Trade names	61.8	(13.2)	48.6	62.1	(10.5)	51.6
Backlog	29.2	(14.5)	14.7	29.1	(13.0)	16.1
Finite-lived intangible assets	11,580.3	(1,603.7)	9,976.6	11,680.5	(1,449.4)	10,231.1
Indefinite-lived intangible assets
Trade names	161.3	—	161.3	161.3	—	161.3
Total intangible assets	$11,741.6	$(1,603.7)	$10,137.9	$11,841.8	$(1,449.4)	$10,392.4
Amortization amounted to $165.8 and $128.3 for the three months ended March 31, 2022, and 2021, respectively.

Goodwill
The change in the carrying amount of goodwill is shown below:

	Science Segment	Intellectual Property Segment	Consolidated Total
Balance as of December 31, 2021	$3,326.9	$4,578.0	$7,904.9
Measurement Period Adjustments(1)	(2.4)	—	(2.4)
Impact of foreign currency fluctuations and other	0.2	(99.3)	(99.1)
Balance as of March 31, 2022	$3,324.7	$4,478.7	$7,803.4
(1) Includes $(2.4) in purchase accounting adjustments recorded in 2022, of which $(5.7) was related to the ProQuest acquisition. See Note 4 - Business Combinations for further information.

Note 8: Derivative Instruments
The Company had interest rate swap arrangements with counterparties to reduce its exposure to variability in cash flows relating to interest payments on $350.0 of its outstanding Term Loan arrangements which matured on March 31, 2021. In March 2021, the Company replaced the interest rate swaps that matured during March 2021 and entered into new interest rate swap arrangements relating to interest payments on $350.0 of its Term Loan arrangements which were effective March 31, 2021 and have a maturity date of March 31, 2024. The Company applies hedge accounting by designating the interest rate swaps as a hedge on applicable future quarterly interest payments.
In 2019, the Company also entered into two interest rate swap arrangements relating to interest payments on a total of $100.0 of its Term Loan arrangements, effective March 31, 2021 and April 30, 2021, respectively. Both of these derivatives have notional amounts that amortize downward, and a maturity date of September 2023. The Company applies hedge accounting by designating the interest rate swaps as a hedge on applicable future quarterly interest payments.
Changes in the fair value are recorded in accumulated other comprehensive income (loss) ("AOCI") and the amounts reclassified out of AOCI are recorded to Interest expense and amortization of debt discount, net. The fair value of the interest rate swaps is recorded in other current assets or accrued expenses and other current liabilities and other non-current

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, ratios or as noted)
assets or liabilities in the Condensed Consolidated Balance Sheets, according to the duration of related cash flows. The fair value of the interest rate swaps was an asset of $14.0 and $2.0 as of March 31, 2022 and December 31, 2021, respectively.

Foreign Currency Forward Contracts
The Company periodically enters into foreign currency contracts to help manage the Company’s exposure to foreign exchange rate risks. These contracts generally do not exceed 180 days in duration. The Company recognized (loss) gains from the mark to market adjustment of $(6.7) and $1.0 for the three months ended March 31, 2022 and 2021, respectively, in Other operating (income) expense, net on the Condensed Consolidated Statements of Operations. The nominal amount of outstanding foreign currency contracts was $271.3 and $216.7 as of March 31, 2022 and December 31, 2021, respectively.
The Company accounts for these forward contracts at fair value and recognizes the associated realized and unrealized gains and losses in Other operating (income) expense, net in the Condensed Consolidated Statements of Operations, as the contracts are not designated as accounting hedges under the applicable sections of ASC 815, Derivatives and Hedging. The total fair value of the forward contracts represented an asset balance of $0.1 and $2.2 and a liability balance of $5.3 and $0.7 as of March 31, 2022 and December 31, 2021, respectively, which was classified within Other current assets and Accrued expenses and other current liabilities, respectively, on the Condensed Consolidated Balance Sheets. See Note 9 - Fair Value Measurements for additional information related to the fair value of derivative instruments.

Note 9: Fair Value Measurements
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table provides a summary of the Company’s assets and liabilities that were recognized at fair value on a recurring basis as at March 31, 2022 and December 31, 2021:

	March 31, 2022
	Level 2	Level 3	Total Fair Value
Assets
Forward currency contracts asset	$0.1	$—	$0.1
Interest rate swap asset	14.0	—	14.0
	14.1	—	14.1
Liabilities
Warrant liability	—	127.4	127.4
CPA Global Equity Plan liability - current	9.8	—	9.8
Forward currency contracts liability	5.3	—	5.3
Total	$15.1	$127.4	$142.5

	December 31, 2021
	Level 2	Level 3	Total Fair Value
Assets
Forward currency contracts asset	$2.2	$—	$2.2
Interest rate swap asset	2.0		2.0
	4.2	—	4.2
Liabilities
Warrant liability	—	227.8	227.8
CPA Global Equity Plan liability - current	152.4	—	152.4
Forward currency contracts liability	0.7	—	0.7
Total	$153.1	$227.8	$380.9

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, ratios or as noted)
Private Placement Warrants - The following table summarizes the changes in Private Placement Warrant liability for the three months ended March 31, 2022 and 2021:

Balance at December 31, 2021	$227.8
Mark to market gain on financial instruments	(100.4)
Exercise of Private Placement Warrants	—
Balance at March 31, 2022	$127.4

Balance at December 31, 2020	$312.8
Mark to market gain on financial instruments	(51.2)
Exercise of Private Placement Warrants	(3.6)
Balance at March 31, 2021	$258.0
There were no transfers of assets or liabilities between levels during the three months ended March 31, 2022 and 2021.
Non-Financial Assets Valued on a Non-Recurring Basis
Right of Use Asset — For the three months ended March 31, 2022, there were no impairment charges recorded, compared to the three months ended March 31, 2021 where the carrying value of the operating lease right of use asset was reduced by $41.0, which were non-cash charges. Additionally, the Company incurred $0.2 and $3.1 in lease termination fees during the three months ended March 31, 2022 and 2021, respectively. Fair value assumptions including sublease probabilities and the present value factor were used in the impairment calculation.

Note 10: Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities, consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
CPA Global Equity Plan liability(1)	$9.8	$152.4
Employee related accruals(2)	98.3	150.6
Accrued professional fees(3)	35.8	39.4
Accrued legal liability(4)	76.7	79.0
Tax related accruals(5)	35.8	28.5
Accrued royalty costs(6)	69.5	71.3
Other accrued expenses and other current liabilities(7)	206.1	158.4
Total accrued expenses and other current liabilities	$532.0	$679.6

(1) See Note 9 - Fair Value Measurements and Note 14 - Share-based Compensation for further information.
(2) Employee related accruals include accrued payroll, bonus and employee commissions.
(3) Professional and outside service-related fees include accrued legal fees, audit fees, outside services, technology, and contractor fees.
(4) Of the balance as of March 31, 2022 and December 31, 2021, management estimated the Company's potential liability for the larger legal claims is $60.4 and $60.5, respectively, which includes estimated legal costs and accrued interest. See Note 19 - Commitments and Contingencies for further information with respect to the probable claim reserves.

(5) Tax related accruals include value-added taxes payable and other current taxes payable.
(6) Represents accrued royalty costs associated with licensee agreements.
(7) Includes current liabilities due to customers, interest payable, and miscellaneous other current liabilities. As of March 31, 2022, $6.4 in dividends on preferred shares are accrued and $11.3 in shares repurchased in March are accrued in which the cash did not settle until April (see Note 13 - Shareholders’ Equity).

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, ratios or as noted)
Note 11: Debt
The following table is a summary of the Company’s debt:

		March 31, 2022		December 31, 2021
Type	Maturity	Effective Interest Rate	Carrying Value	Effective Interest Rate	Carrying Value
Senior Notes	2029	4.875%	$921.4	4.875%	$921.4
Senior Secured Notes	2028	3.875%	921.2	3.875%	921.2
Revolving Credit Facility	2027	3.199%	175.0	3.359%	175.0
Term Loan Facility	2026	3.759%	2,811.7	3.860%	2,818.8
Senior Secured Notes	2026	4.500%	700.0	4.500%	700.0
Finance lease(1)	2023	3.800%	30.3	3.800%	30.8
Total debt outstanding			5,559.6		5,567.2
Debt issuance costs			(45.0)		(47.1)
Term Loan Facility (2026), Senior Notes (2029), Senior Secured Notes (2028), discounts			(32.0)		(33.2)
Short-term debt, including current portion of long-term debt			(30.6)		(30.6)
Long-term debt, net of current portion and debt issuance costs			$5,452.0		$5,456.3

(1) See Note 5 - Leases for additional information.
Senior Notes (2029) and Senior Secured Notes (2028)
The Company has $921.2 aggregate principal amount of its Senior Secured Notes due in 2028 and $921.4 aggregate principal amount of its Senior Notes due in 2029. The Senior Secured Notes and Senior Notes bear interest at a rate of 3.875% and 4.875% per annum, respectively, and the interest is payable semi-annually to holders of record on June 30 and December 30 of each year, commencing on December 30, 2021. Both of these Notes were issued by Clarivate Science Holdings Corporation (the "Issuer"), an indirect wholly-owned subsidiary of Clarivate.

The Senior Secured Notes due 2028 are secured on a first-lien pari passu basis with borrowings under the existing credit facilities and senior secured notes due 2026. Both of these Notes are guaranteed on a joint and several basis by each of Clarivate’s indirect subsidiaries that is an obligor or guarantor under Clarivate’s existing credit facilities and senior secured notes due 2026. The Senior Notes due 2029 are the Issuer’s and such guarantors’ unsecured obligations.

The Credit Facilities
The Company's Credit Facilities consist of a $750.0 Revolving Credit Facility with a $80.0 letter of credit sublimit, due in 2027, and a $2,860.0 Term Loan Facility, due in 2026.

Revolving Credit Facility
The Revolving Credit Facility provides for revolving loans, same-day borrowings and letters of credit pursuant to commitments in an aggregate principal amount of $750.0 with a letter of credit sublimit of $80.0. Proceeds of loans made under the Revolving Credit Facility may be borrowed, repaid and reborrowed prior to the maturity of the Revolving Credit Facility. Our ability to draw under the Revolving Credit Facility or issue letters of credit thereunder will be conditioned upon, among other things, delivery of required notices, accuracy of the representations and warranties contained in the Credit Agreement and the absence of any default or event of default under the Credit Agreement.

On March 31, 2022, the Company’s direct and indirect subsidiaries that are borrowers or guarantors under the Credit Agreement dated as of October 31, 2019, (the "Credit Agreement") entered into an amendment thereto, pursuant to which the total revolving credit commitments thereunder were further increased by $400.0 to $750.0 in the aggregate and the maturity date for revolving credit commitments was extended to March 31, 2027, subject to a “springing” maturity date that

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, ratios or as noted)
is 90 days prior to the maturity date of (i) the term loans outstanding under the Credit Agreement as of the date of the amendment or (ii) the 4.50% senior secured notes due in 2026 and issued by Camelot Finance S.A (but only to the extent such term loans or senior secured notes have not, prior thereto, been refinanced or extended to have a maturity date of no earlier than 90 days after March 31, 2027).
The Revolving Credit Facility carries an interest rate at Term SOFR, plus a 0.1% SOFR adjustment, plus 3.25% per annum (or 2.75% per annum, based on first lien leverage ratios) or Prime plus a margin of 2.25% per annum, as applicable depending on the borrowing. The Revolving Credit Facility interest rate margins will decrease upon the achievement of certain first lien net leverage ratios (as the term is used in the Credit Agreement).
In November 2021, the Company borrowed $175.0 on the existing Revolving Credit Facility and used the net proceeds from such borrowings for general corporate purposes. The revolving credit facility is subject to a commitment fee rate of 0.5% per annum (or 0.375% per annum, based on first lien leverage ratios) times the unutilized amount of total revolving commitments.
As of March 31, 2022, letters of credit totaling $5.3 were collateralized by the Revolving Credit Facility. Notwithstanding the Revolving Credit Facility, the Company had an unsecured corporate guarantee outstanding for $10.5 and cash collateralized letters of credit totaling $0.4 as of March 31, 2022, all of which were not collateralized by the Revolving Credit Facility.
Term Loan Facility (2026)
The Company has a Term Loan Facility of $2,860.0 due in 2026, which was fully drawn at closing. The principal amount of the Term Loan Facility is repaid by the Company on the last Business Day of each March, June, September and December, in an amount equal to 0.25% of the aggregate outstanding amount. As of March 31, 2022, we had $2,811.7 outstanding on our Term Loan Facility.

Senior Secured Notes (2026)

The Company has $700.0 in aggregate principal amount of Senior Secured Notes due in 2026 bearing interest at 4.50% per annum, payable semi-annually to holders of record in May and November. The first interest payment was paid in May 2020. The Secured Notes due 2026 were issued by Camelot Finance S.A., an indirect wholly-owned subsidiary of Clarivate, and are secured on a first-lien pari passu basis with borrowings under the Credit Facilities and Senior Secured Notes due 2028. These Notes are guaranteed on a joint and several basis by certain Clarivate subsidiaries and will be general senior secured obligations of the Issuer and will be secured on a first-priority basis by the collateral now owned or hereafter acquired by the Issuer and each of the Guarantors that secures the Issuer’s and such Guarantor’s obligations under the New Senior Credit Facility (subject to permitted liens and other exceptions).

The carrying value of the Company’s variable interest rate debt, excluding unamortized debt issuance costs, approximates fair value due to the short-term nature of the interest rate benchmark rates. The fair value of the fixed rate debt is estimated based on market observable data for debt with similar prepayment features. The fair value of the Company’s debt was $5,417.7 and $5,595.5 at March 31, 2022 and December 31, 2021, respectively. The debt is considered a Level 2 liability under the fair value hierarchy.

Note 12: Revenue
Disaggregated Revenues
We disaggregate our revenues by segment (see Note 18 - Segment Information) and by transaction type based on revenue recognition pattern as follows:

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, ratios or as noted)
•Subscription-based revenues are recurring revenues that are earned under annual, evergreen or multi-year contracts pursuant to which we license the right to use our products to our customers or provide maintenance services over a contractual term. Revenues from the sale of subscription data, maintenance services, and analytics solutions are recognized ratably over the contractual period as revenues are earned.
•Re-occurring revenues are earned under contracts for specific deliverables that are typically quoted on a product, data set or project basis and often derived from repeat customers. These contracts include either evergreen clauses, in which at least six month advance notice is required prior to cancellation, or the contract is for multiple years. Deliverables are usually received by the customer instantly or in a short period of time, at which time the revenues are recognized. The most significant component of our re-occurring revenues is our 'renewal' business within CPA Global.
•Transactional and other revenues. Transactional revenues are earned under contracts for specific deliverables that are typically quoted on a product, data set or project basis and often derived from repeat customers, including customers that also generate subscription-based revenues. Transactional revenues may involve sales to the same customer on multiple occasions but with different products or services comprising the order. Other revenues relate to professional services including implementation for software and software as a service ("SaaS") subscriptions. These contracts vary in length from several months to years for multi-year projects. Revenue is recognized over time utilizing a reasonable measure of progress depicting the satisfaction of the related performance obligation. Other revenues also includes one-time perpetual archive license revenues.
The following table presents the Company’s revenues by transaction type based on revenue recognition pattern for the periods presented:

	Three Months Ended March 31,
	2022	2021(1)
Subscription revenues	$403.8	$239.0
Re-occurring revenues	114.5	109.5
Transactional and other revenues	143.7	82.9
Total revenues, gross	662.0	431.4
Deferred revenues adjustment(2)	0.2	(3.0)
Total revenues, net	$662.2	$428.4

(1) Certain prior period amounts have been reclassified to conform to current period presentation.
(2) Reflects the deferred revenues adjustment made as a result of purchase accounting prior to the adoption of ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. In the fourth quarter of 2021, Clarivate adopted ASU No. 2021-08 which allows an acquirer to account for the related revenue contracts in accordance with ASC 606 Revenue from Contracts with Customers, as if it had originated the contracts. This guidance was applied retrospectively to all business combinations for which the acquisition date occurs during or subsequent to 2021.

Contract Balances

	Accounts receivable, net	Current portion of deferred revenues	Non-current portion of deferred revenues
Opening (January 1, 2022)	$906.4	$1,030.4	$54.2
Closing (March 31, 2022)	859.8	1,080.6	54.7
(Increase)/decrease	$46.6	$(50.2)	$(0.5)

Opening (January 1, 2021)	$737.7	$707.3	$41.4
Closing (March 31, 2021)	706.9	769.0	45.4
(Increase)/decrease	$30.8	$(61.7)	$(4.0)

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, ratios or as noted)
The amount of revenue recognized in the period that was included in the opening deferred revenues balances was $354.0 and $231.3 for the three months ended March 31, 2022 and 2021, respectively. This revenue consists primarily of subscription revenues.
Transaction Price Allocated to the Remaining Performance Obligation
As of March 31, 2022, approximately $124.6 of revenue is expected to be recognized in the future from remaining performance obligations, excluding contracts with a duration of one year or less. The Company expects to recognize revenue on approximately 57.1% of these performance obligations over the next 12 months. Of the remaining 42.9%, 24.1% is expected to be recognized within the following year, 11.6% is expected to be recognized within three to five years, with the final 7.2% expected to be recognized within six to ten years.

Note 13: Shareholders’ Equity
As of March 31, 2022, there were unlimited shares of ordinary stock authorized, 681.5 million shares issued and 679.0 million shares outstanding, with no par value. The Company held 2.5 million and 0.5 million shares as treasury shares as of March 31, 2022 and December 31, 2021, respectively. The Company’s ordinary shareholders are entitled to one vote per share.
DRG Acquisition Shares
In connection with the DRG acquisition, 2.9 million ordinary shares of the Company were issued to PEL in March 2021.
MCPS Offering
In June 2021, concurrently with the June 2021 Ordinary Share Offering (see Note 1 - Background and Nature of Operations, in our Annual Report on Form 10-K), we completed a public offering of 14.4 million of our 5.25% Series A Mandatory Convertible Preferred Shares ("MCPS") (which included 1.9 million of our MCPS that the underwriters purchased pursuant to their option to purchase additional shares). Dividends on our mandatory convertible preferred shares are payable, as and if declared by our Board of Directors, at an annual rate of 5.25% of the liquidation preference of $100.00 per share. We may pay declared dividends on March 1, June 1, September 1 and December 1 of each year, commencing on September 1, 2021 and ending on, and including, June 1, 2024. Each of our convertible preferred shares has a liquidation preference of $100.00.
As of March 31, 2022, we recognized $6.4 of accrued preferred share dividends within Accrued expenses and other current liabilities. While the dividends on the MCPS are cumulative, they will not be paid until declared by the Company’s Board of Directors. If the dividends are not declared, they will continue to accumulate until paid, due to a backstop contained in the agreement (even if never declared).
Treasury Shares
CPA Global Acquisition Shares - During the first quarter of 2022, 41.7 thousand shares held in the Employee Benefit Trust ("EBT"), established for the CPA Global Equity Plan, were sold at an average net price per share of $15.01 to fund the payment to the respective employees via payroll in the second quarter of 2022 and are held in restricted cash. Given the original share value of $30.99 as of the date of the acquisition, an associated loss was recognized within the Condensed Consolidated Statement of Changes in Equity in the amount of $0.7.
During January 2021, the Company issued 1.5 million ordinary shares to Redtop Holdings Limited pursuant to a hold-back clause within the purchase agreement for a total of $43.9, which was satisfied. See Note 19 - Commitments and Contingencies for additional details.
Share Repurchase Program and Share Retirements - In August 2021, the Company's Board of Directors authorized a share repurchase program allowing the Company to purchase up to $250.0 of its outstanding ordinary shares, subject to market conditions. In February 2022, the Company's Board of Directors approved the purchase of up to $1,000.0 of the Company's ordinary shares through open-market purchases, to be executed through December 31, 2023. The repurchase program replaces the repurchase program previously announced in August 2021. During the three months ended March 31, 2022, the Company purchased 4.1 million ordinary shares with a total carrying value of $66.4, which included $11.3 of March purchases that cash settled in April 2022. Of the total ordinary shares purchased during three months ended March 31, 2022, 2.1 million shares with a carrying value of $33.3 were retired and restored as authorized but unissued ordinary shares. Upon

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, ratios or as noted)
formal retirement and in accordance with ASC Topic 505, Equity, the Company reduced its ordinary shares account by the carrying amount of the treasury shares. Additionally, given the differences of the original repurchase share value and the value at the time of formal retirements, an associated gain was recognized within the Consolidated Statement of Changes in Equity in the amount of $1.5. As of March 31, 2022, the Company had approximately $933.6 of availability remaining under this program. See Note 22 - Subsequent Events for additional information related to the Share Repurchase Program. A summary of the ordinary shares repurchased during the three months ended March 31, 2022 is as follows:

Three Months Ended March 31,
(in millions)	2022
Total number of shares repurchased	4.1
Average price paid per share	$16.16
Total	$66.4

Total shares retired	2.1
Average price paid per share	$15.71
Total	$33.3

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, ratios or as noted)
Note 14: Share-based Compensation
The Company grants share-based awards under the Clarivate Plc 2019 Incentive Award Plan ("the "Plan"). As of March 31, 2022, approximately 36.2 million shares of the Company’s ordinary shares were available for share-based awards. The Plan provides for the issuance of stock options, restricted stock units ("RSUs") and performance share units ("PSUs"). Share-based compensation expense is recorded to the “Cost of revenues’ and “Selling, general and administrative” line items on the accompanying Condensed Consolidated Statements of Operations. Total share-based compensation expense for the three months ended March 31, 2022, and 2021 comprised of the following:

	Three Months Ended March 31, 2022
	RSUs	PSUs	CPA Global Equity Plan	Total
Cost of revenues	$9.6	$0.1	$(0.4)	$9.3
Selling, general and administrative costs	16.2	1.0	0.1	17.3
Total share-based compensation expense	$25.8	$1.1	$(0.3)	$26.6

	Three Months Ended March 31, 2021
	RSUs	PSUs	CPA Global Equity Plan	Total
Cost of revenues	$3.8	$0.1	$9.1	$13.0
Selling, general and administrative costs	5.6	1.2	19.2	26.0
Total share-based compensation expense	$9.4	$1.3	$28.3	$39.0

The following table summarizes the Company’s existing share-based compensation awards program activity for the three months ended March 31, 2022, and 2021, respectively (in millions):

	Three Months Ended March 31, 2022
	Stock Options	RSUs	PSUs
Balance at December 31, 2021	4.8	4.5	1.4
Granted	—	3.9	0.9
Exercised/Vested	(0.2)	(0.7)	—
Forfeited/Unexercised	(0.1)	(0.1)	—
Balance at March 31, 2022	4.5	7.6	2.3

Total remaining unearned compensation costs	—	89.4	11.6

Weighted average remaining service period	0 years	1.4 years	1.9 years

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, ratios or as noted)

	Three Months Ended March 31, 2021
	Stock Options	RSUs	PSUs
Balance at December 31, 2020	7.9	1.8	0.9
Granted	—	2.0	0.5
Vested	(0.8)	—	—
Forfeited	—	—	—
Balance at March 31, 2021	7.1	3.8	1.4

Total remaining unearned compensation costs	—	61.3	12.0

Weighted average remaining service period	0 years	1.6 years	2.3 years

Note 15: Income Taxes
During the three months ended March 31, 2022 and 2021, the Company recognized an income tax provision of $16.3 on income before income tax of $85.8 and $0.3 on loss before income tax of $55.7, respectively. The tax provision in each period during the three months ended March 31, 2022 and 2021, respectively, reflects the mix of taxing jurisdictions in which pre-tax profits and losses were recognized.

Note 16: Earnings Per Share
Basic net earnings per ordinary share from continuing operations (“EPS”) is calculated by taking Net income (loss) available to ordinary shareholders divided by the weighted average number of ordinary shares outstanding for the applicable period. Diluted net EPS is computed by taking net earnings adjusted for the effect of the fair value of Private Placement Warrants divided by the weighted average number of ordinary shares outstanding increased by the number of additional shares which have a dilutive effect.
Potential ordinary shares on a gross basis of 26.9 million and 26.9 million of options, RSUs, and PSUs related to the 2019 Incentive Award Plan were excluded from diluted EPS for the three months ended March 31, 2022 and 2021, respectively, as their inclusion would have been anti-dilutive or their performance metric was not met. See Note 13 - Shareholders’ Equity and Note 14 - Share-based Compensation for additional information.
The potential dilutive effect of our MCPS outstanding during the period was calculated using the if-converted method assuming the conversion as of the earliest period reported or at the date of issuance, if later. The resulting weighted ordinary shares of 55.3 million related to our MCPS are not included in the dilutive weighted-average ordinary shares outstanding calculation for the three months ended March 31, 2022, as their effect would be anti-dilutive.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, ratios or as noted)
The basic and diluted EPS computations for our ordinary shares are calculated as follows:

	Three Months Ended March 31,
	2022	2021
Basic/Diluted EPS
Net income (loss) available to ordinary shareholders	$69.5	$(56.0)
Dividends on preferred shares	18.7	0.0
Net income (loss) attributable to ordinary shares	$50.8	$(56.0)

Basic weighted-average number of ordinary shares outstanding	682.5	602.3
Basic EPS	$0.07	$(0.09)

Diluted EPS
Net income (loss) attributable to ordinary shares	$50.8	$(56.0)
Change in fair value of private placement warrants	(94.9)	(51.2)
Net loss attributable to ordinary shares, diluted	$(44.1)	$(107.2)

Denominator:
Shares used in computing net loss attributable to per share to ordinary shareholders, basic	682.5	602.3
Weighted-average effect of potentially dilutive shares to purchase ordinary shares	5.5	10.3
Diluted weighted-average number of ordinary shares outstanding	688.0	612.6
Diluted EPS	$(0.06)	$(0.17)

Note 17: Other Operating (Income) Expense, Net
Other operating (income) expense, net, consisted of the following for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Net foreign exchange (gain) loss	$(20.4)	$16.0
Miscellaneous expense, net	6.7	0.2
Other operating (income) expense, net	$(13.7)	$16.2

Note 18: Segment Information
The Chief Executive Officer is the Company’s Chief Operating Decision Maker (“CODM”). The CODM evaluates segment performance based primarily on revenue and segment Adjusted EBITDA, as described below. The CODM does not review assets by operating segment for the purposes of assessing performance or allocated resources.
Science: The Science segment consists of our Academia and Government Product Line, which includes ProQuest, and our Life Sciences Product Line. Both Product Lines provide curated, high-value, structured information and consulting services that is delivered and embedded into the workflows of our customers, which include research-intensive corporations, life science organizations and universities world-wide.

Intellectual Property: The Intellectual Property segment consists of our Patent, Trademark, Domain and IP Management Product Lines. These Product Lines help manage customer’s end-to-end portfolio of intellectual property from patents to trademarks to corporate website domains.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, ratios or as noted)
Each of the two operating segments represent the segments for which discrete financial information is available and upon which operating results are regularly evaluated by the CODM in order to assess performance and allocate resources. The CODM evaluates performance based primarily on revenue and segment Adjusted EBITDA. Adjusted EBITDA represents net (loss) income before provision for income taxes, depreciation and amortization, interest income and expense adjusted to exclude acquisition or disposal-related transaction costs (such costs include net income from continuing operations before provision for income taxes, depreciation and amortization and interest income and expense from divestitures), losses on extinguishment of debt, share-based compensation, unrealized foreign currency gains/(losses), transformational and restructuring expenses, acquisition-related adjustments to deferred revenues prior to the adoption of FASB ASU No. 2021-08 in 2021, non-operating income or expense, the impact of certain non-cash mark-to-market adjustments on financial instruments, legal settlements and other items that are included in net income for the period that the Company does not consider indicative of its ongoing operating performance and certain unusual items impacting results in a particular period.

Revenues, net by segment

The following table summarizes revenue by reportable segment for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Science Segment	$420.4	$191.3
Intellectual Property Segment	241.8	237.1
Total Revenues, net	$662.2	$428.4

Adjusted EBITDA by segment
The following table presents segment profitability and a reconciliation to net income for the periods indicated:

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, ratios or as noted)

	Three Months Ended March 31,
	2022	2021
Science Segment Adjusted EBITDA	$151.2	$90.6
Intellectual Property Segment Adjusted EBITDA	111.1	74.2
Total Adjusted EBITDA	$262.3	$164.8
Provision for income taxes	(16.3)	(0.3)
Depreciation and amortization	(176.4)	(131.6)
Interest expense and amortization of debt discount, net	(59.5)	(37.4)
Mark to market gain on financial instruments(1)	100.4	51.2
Deferred revenues adjustment(2)	0.2	(3.0)
Transaction related costs(3)	(6.7)	22.9
Share-based compensation expense	(37.0)	(39.0)
Restructuring and impairment(4)	(11.7)	(67.9)
Other(5)	14.2	(15.7)
Net income (loss)	$69.5	$(56.0)
Dividends on preferred shares	(18.7)	—
Net income (loss) attributable to ordinary shares	$50.8	$(56.0)

(1) Reflects mark-to-market adjustments on financial instruments under ASC 815, Derivatives and Hedging. Warrant instruments that do not meet the criteria to be considered indexed to an entity's own stock shall be initially classified as a liability at their estimated fair values, regardless of the likelihood that such instruments will ever be settled in cash. In periods subsequent to issuance, changes in the estimated fair value of the liabilities are reported through earnings.

(2) Reflects the deferred revenues adjustment made as a result of purchase accounting prior to the adoption of ASU No. 2021-08, "Accounting for Contract Assets and Contract Liabilities from Contracts with Customers". In the fourth quarter of 2021, Clarivate adopted ASU No. 2021-08 which allows an acquirer to account for the related revenue contracts in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. This guidance was applied retrospectively to all business combinations for which the acquisition date occurs during or subsequent to 2021.

(3) Includes costs incurred to complete business combination transactions, including acquisitions, dispositions and capital market activities and include advisory, legal, and other professional and consulting costs. During the three months ended March, 31, 2021, this also includes the mark-to-market adjustments on the contingent stock consideration associated with the CPA Global and DRG acquisitions.

(4) Primarily reflects costs related to restructuring and impairment associated with One Clarivate, ProQuest and CPA Global Programs. Refer to Note 21 - Restructuring and Impairment for further information.

(5) Includes primarily the net impact of foreign exchange gains and losses related to the re-measurement of balances and other items that do not reflect our ongoing operating performance.

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
Our best estimate of the Company's potential liability for the larger legal claims is $60.4, which includes estimated legal costs and accrued interest. The recorded probable loss is an estimate and the actual costs arising from our litigation could be materially lower or higher. We have and will continue to vigorously defend ourselves against these claims. We maintain

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, ratios or as noted)
appropriate levels of insurance, which we expect are likely to provide coverage for some of these liabilities or other losses that may arise from these litigation matters.
Between January and March 2022, three putative securities class action complaints were filed in the United States District Court for the Eastern District of New York against Clarivate and certain of its executives and directors alleging that there were weaknesses in the Company’s internal controls over financial reporting and financial reporting procedures that it failed to disclose in violation of federal securities law. The complaints collectively seek damages on behalf of a putative class of shareholders who acquired Clarivate securities between November 10, 2020 and February 2, 2022, and/or acquired Clarivate preferred shares in connection with a June 9, 2021 offering. The complaints reference an error in the accounting treatment of an equity plan included in the Company’s 2020 business combination with CPA Global that was disclosed on December 27, 2021, and related restatements issued on February 3, 2022 of certain of the Company's previously issued financial statements. Clarivate does not believe that the claims alleged in the complaints have merit and will vigorously defend against them. Given the early stage of the proceedings, we are unable to estimate the reasonably possible loss or range of loss, if any, arising from this matter.
Contingent Liabilities
In conjunction with the acquisition of DRG, the Company agreed to pay up to 2.9 million shares as contingent stock consideration, valued at $58.9 on the closing date of the acquisition. Amounts payable were contingent upon any indemnity losses or claims to indemnity losses occurring within that one-year period. During March 2021, the Company issued 2.9 million shares as per the purchase agreement for the acquisition of DRG for a total of $61.6 which was satisfied. The issuance of these shares represents a non-cash financing activity on the Condensed Consolidated Statement of Cash Flows.
In conjunction with the acquisition of CPA Global, the Company agreed to pay up to 1.5 million shares as contingent stock consideration, valued at $46.5 on the closing date of the acquisition. The amount was payable 110 days after the acquisition date and was contingent upon any indemnity losses or claims for indemnity losses as defined in the purchase agreement. During January 2021, the Company issued 1.5 million shares as per the purchase agreement for the acquisition of CPA Global related to a hold-back clause for a total of $43.9 which was satisfied. The issuance of these shares represents a non-cash financing activity on the statement of cash flows.
As of March 31, 2022 and December 31, 2021, there were no outstanding contingent liabilities.

Note 20: Related Party Transactions
The Company incurred expenses of $0.1 and $0.2 during the three months ended March 31, 2022 and 2021 associated with two vendors, respectively, that are controlled affiliates of Baring. The outstanding liability as of March 31, 2022 and December 31, 2021 related to these vendors was $0.4 and $0.3, respectively.
The Company recognized net revenues of $0.6 during the three months ended March 31, 2022 and 2021 from a customer that is a controlled affiliate of Onex.
The Company recognized net revenues of $0.1 during the three months ended March 31, 2022 from a customer that is a controlled affiliate of Leonard Green & Partners, L.P. This customer had outstanding receivables of $0.2 as of March 31, 2022. The Company recognized net revenues of $9.6 and $0.1, respectively, during the three months ended March 31, 2021 from two customers that were controlled affiliates of Leonard Green & Partners, L.P. These customers had outstanding receivables of $71.0 and $0.1, respectively, as of December 31, 2021.
The Company incurred expenses of $2.2 during the three months ended March 31, 2022 associated with a vendor that is a controlled affiliate of Leonard Green & Partners, L.P. The outstanding liability as of March 31, 2022 related to this vendor was $4.3. During the three months ended March 31, 2021, the Company incurred expenses of $7.6 and $0.2, respectively, from two vendors that were controlled affiliates of Leonard Green & Partners, L.P. There was no outstanding liability as of December 31, 2021 related to these vendors.
One of our independent directors has an immediate family member who is a member of management for one of our customers. The Company recognized net revenues of $0.2 during the three months ended March 31, 2022 and 2021 from this customer and had no receivables outstanding as of March 31, 2022 and $0.1 outstanding as of December 31, 2021.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, ratios or as noted)
One of our independent directors is also a director on the board of one of Clarivate’s customers. The Company recognized net revenues of $0.1 during the three months ended March 31, 2022 from this customer and had $0.4 of receivables outstanding as of March 31, 2022.
On May 15, 2021, Clarivate entered into an agreement with Capri Acquisition Topco Limited (“Capri”) and Solaro ExchangeCo Limited (“NewCo”), and for certain limited purposes, LGP. Capri and NewCo are controlled by LGP and held Clarivate ordinary shares beneficially owned by LGP and certain other existing shareholders. Under the agreement, Capri contributed 177.2 million of its Clarivate ordinary shares to NewCo. Clarivate then acquired NewCo in exchange for the issuance of the same number of Clarivate ordinary shares to Capri. This transaction did not involve any change in beneficial ownership of Clarivate’s ordinary shares and the issuance of the new ordinary shares to Capri were exempt from the registration requirements of the Securities Act under Section 4(a)(2) thereof. Pursuant to authority granted to Clarivate by shareholders at its 2021 Annual General Meeting, following its acquisition of Newco, Clarivate purchased the ordinary shares held by Newco for a nominal price and then canceled such shares. This was a non-cash financing transaction that had a net immaterial impact on the Condensed Consolidated Financial Statements.
On December 1, 2021, Clarivate closed its acquisition of ProQuest from CIG, Atairos and certain other equity holders (the "Seller Group"). The aggregate consideration included $1,094.9 from the issuance of 46.9 million ordinary shares to the Seller Group. As part of the acquisition, and as a result, CIG is a related party to Clarivate. Clarivate assumed a Finance lease in which CIG is the Lessor as part of the acquisition. For the three months ended March 31, 2022, interest expense of $0.3 and amortization of the Finance lease right of use asset ("ROU") of $3.9 is reflected in the Condensed Consolidated Statements of Operations. The Finance lease ROU asset of $31.0 is presented within Property, Plant, and Equipment (see Note 6 - Property and Equipment, Net) and the corresponding lease liability of $30.3 is treated as an item of indebtedness (see Note 11 - Debt) within the Condensed Consolidated Balance Sheet.

Note 21: Restructuring and Impairment
One Clarivate Program
During the second quarter 2021, the Company approved a restructuring plan to streamline operations within targeted areas of the Company. The program is expected to result in a reduction in operational costs, with the primary cost savings driver being from a reduction in workforce. Components of the pre-tax charges include $5.7 in severance costs incurred during the three months ended March 31, 2022. The Science and IP segments incurred $3.1 and $2.6 of the expense, respectively, during the three months ended March 31, 2022.
ProQuest Acquisition Integration Program
During the fourth quarter 2021, the Company approved a restructuring plan to streamline operations within targeted areas of the Company. The program is expected to result in a reduction in operational costs, with the primary cost savings driver being from a reduction in workforce. Components of the pre-tax charges include $4.3 in severance costs and $1.8 in other costs incurred during the three months ended March 31, 2022. The Science and IP segments incurred $4.8 and $1.3 of the expense, respectively, during the three months ended March 31, 2022.
Other Restructuring Programs
During 2020 and the fourth quarter 2019, we engaged a strategic consulting firm to assist us in optimizing our structure and cost base. As a result, we implemented several cost-saving and margin improvement programs designed to generate substantial incremental cash flows including the Operation Simplification and Optimization Program, the DRG Acquisition Integration Program and the CPA Global Acquisition Integration and Optimization Program. The costs associated with these programs were substantially complete as of March 31, 2022. Components of the pre-tax charges include $0.4 and $22.2 in severance costs and $(0.4) and $45.7 in other costs incurred during the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2021, the Science and IP segments incurred $22.6 and $40.9 of the expense, respectively.
The table below summarizes the activity related to the restructuring reserves across each of Clarivate's cost-saving's programs.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, ratios or as noted)

Restructuring Programs	Severance and Related Benefit Costs	Costs Associated with Exit and Disposal Costs(1)	Total
Reserve Balance as of December 31, 2021	$28.3	$7.1	$35.4
Expenses recorded(2)	10.3	1.4	11.7
Payments made	(23.7)	(0.1)	(23.8)
Noncash items	(0.1)	0.6	0.5
Reserve Balance as of March 31, 2022	$14.8	$9.0	$23.8

Reserve Balance as of December 31, 2020	$25.7	$4.5	$30.2
Expenses recorded(2)	22.2	45.7	67.9
Payments made	(15.9)	(1.1)	(17.0)
Noncash items	(1.4)	(40.9)	(42.3)
Reserve Balance as of March 31, 2021	$30.6	$8.2	$38.8
(1) Relates primarily to lease exit costs and legal and advisory fees.
(2) Expenses include the acceleration of phantom equity awards under the CPA Global Equity Plan that were held by employees whose employment was involuntarily terminated. These expenses will be paid in cash and are accounted for as a liability award. See Note 2 - Basis of Presentation for more information.

The following table is a summary of charges incurred related to the Company's restructuring programs for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
Severance and related benefit costs	$10.3	$22.2
Costs associated with exit and disposal activities(1)	1.7	0.5
Costs associated with lease exit costs including impairment(2)	(0.3)	45.2
Total restructuring and impairment	$11.7	$67.9
(1) Relates primarily to contract exit costs, legal and advisory fees.
(2) Relates primarily to lease exit costs.

Lease Impairments
The Company evaluates long-lived assets for indicators of impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company considers a triggering event to have occurred upon exiting a facility if the expected undiscounted cash flows for the sublease period are less than the carrying value of the assets group. An impairment charge is recorded in the excess of each operating lease ROU asset's carrying amount over its estimated fair value. In connection with the Company's digital workplace transformation initiative to enable colleagues to work remotely, the Company ceased the use of select leased sites during the three months ended March 31, 2022 and 2021. As a result, the Company recorded a non-cash impairment charge to restructuring and impairment within the Condensed Consolidated Statement of Operations based on the estimate of future recoverable cash flows of $0.0 and $41.0 for the three months ended March 31, 2022, and 2021, respectively. Additionally, the Company incurred $0.2 and $3.1 in lease termination fees during the three months ended March 31, 2022 and 2021, respectively.
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

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, ratios or as noted)
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

	March 31, 2022	December 31, 2021
Long-term severance payable	$8.6	$8.6

Note 22: Subsequent Events
Management has evaluated the impact of events that have occurred subsequent to March 31, 2022. Based on this evaluation, other than disclosed within these Condensed Consolidated Financial Statements and related notes, the Company has determined no other events were required to be recognized or disclosed.
During the three months ended March 31, 2022, the Company purchased 4.1 million ordinary shares with a total carrying value of $66.4, which included $11.3 of March 2022 purchases that settled in cash in April 2022. Subsequent to end of the first quarter of 2022 and through April 29, 2022, the Company repurchased and retired 6.6 million and 3.3 million shares of ordinary shares at an average price of $16.43 and $16.72 per share for $108.6 and $55.1, respectively. Shares were repurchased under the previously announced $1,000.0 share repurchase authorization approved by the Company's Board of Directors. The timing and amount of any future share repurchases will depend on various factors, including market and business conditions. As of April 29, 2022, approximately $825.0 of repurchases were available under the share repurchase program.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our Annual Report on Form 10-K and the unaudited Condensed Consolidated Financial Statements, including the notes thereto, included elsewhere in this report. Certain statements in this section are forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations and intentions. Our future results and financial condition may differ materially from those we currently anticipate as a result of the factors we describe under Item 1A. Risk Factors. Certain income statement amounts discussed herein are presented on an actual and on a constant currency basis. We calculate constant currency by converting the non-U.S. dollar income statement balances for the most current year to U.S. dollars by applying the average exchange rates of the preceding year. Certain amounts that appear in this section may not sum due to rounding.
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

Factors Affecting the Comparability of Our Results of Operations
There have been no material changes to the factors affecting the comparability of our results of operations associated with our business previously disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting the Comparability of Our Results of Operations section in our Annual Report on Form 10-K, except as set forth below. The disclosures set forth below updates, and should be read together with, the disclosures in the Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting the Comparability of Our Results of Operations section, in our Annual Report on Form 10-K.
Acquisition of ProQuest
On December 1, 2021, we acquired 100% of ProQuest, a leading global software, data and analytics provider to academic, research and national institutions, and its subsidiaries from the Seller Group. The aggregate consideration in connection with the closing of the ProQuest acquisition was $4,994.3, net of $52.5 cash acquired. The aggregate consideration was composed of (i) $1,094.9 from the issuance of 46.9 million ordinary shares to the Seller Group and (ii) approximately $3,951.9 in cash.
Public Ordinary and Mandatory Convertible Preferred Share Offerings
In June 2021, we completed an underwritten public offering of 44.2 million of our ordinary shares at a share price of $26.00, of which 28.8 million ordinary shares were issued and sold by Clarivate and 15.4 million ordinary shares were sold by selling shareholders (which included 5.8 million ordinary shares that the underwriters purchased pursuant to their option to purchase additional shares).
Concurrently with the June 2021 Ordinary Share Offering, we completed an underwritten public offering of 14.4 million of our 5.25% Series A Mandatory Convertible Preferred Shares (which included 1.9 million of our MCPS that the underwriters purchased pursuant to their option to purchase additional shares).

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)
Key Performance Indicators
We regularly monitor the following key performance indicators to evaluate our business and trends, measure our performance, prepare financial projections and make strategic decisions. We include Revenue growth, Adjusted EBITDA, Adjusted EBITDA margin, Annualized Contract Value, Annual Revenue Renewal Rates, Free Cash Flow and Adjusted Free Cash Flow as key performance indicators because they are a basis upon which our management assesses our performance and we believe they reflect the underlying trends and indicators of our business by allowing management to focus on the most meaningful indicators of our continuous operational performance.
Adjusted EBITDA, Adjusted EBITDA margin, Free cash flow and Adjusted Free Cash Flow are financial measures that are not prepared in accordance with U.S. generally accepted accounting principles (“non-GAAP”). Although we believe these measures are useful for investors for the same reasons, we recommend users of the financial statements to note these measures are not a substitute for GAAP financial measures or disclosures.
Revenue growth
We review year-over-year revenue growth in our segments as a key measure of our success in addressing customer needs. We also review year-over-year revenue growth by transaction type to help us identify and address broad changes in product mix, and by geography to help us identify and address broad changes and revenue trends by region. We measure revenue growth in terms of organic, acquisitive, and foreign currency impacts. We define these components as follows:

•Organic: We define organic revenue growth as total revenue growth from continuing operations for all factors other than acquisitions and foreign currency movements. We drive this type of revenue growth through pricing, up-selling and cross-selling efforts, securing new customer business, and the sale of new or enhanced product offerings.
•Acquisitive: We define acquisitive revenue as the revenue generated from acquired products and services from the date of acquisition to the first anniversary date of that acquisition. This type of growth comes as a result of our strategy of the pursuit of acquisition opportunities.
•Foreign Currency: We define the foreign currency impact on revenue as the difference between current revenue at current exchange rates and current revenue at the corresponding prior period exchange rates. Due to the significance of revenue transacted in foreign currencies, we believe that it is important to measure the impact of foreign currency movements on revenue.
Adjusted EBITDA and Adjusted EBITDA margin
Adjusted EBITDA is presented because it is a basis upon which our management assesses our performance, and we believe it is useful for investors to understand the underlying trends of our operations. See Certain Non-GAAP Measures - Adjusted EBITDA and Adjusted EBITDA margin for important information on the limitations of Adjusted EBITDA and its reconciliation to our net loss under U.S. GAAP. Adjusted EBITDA represents net loss before provision for income taxes, depreciation and amortization, interest income and expense adjusted to exclude acquisition or disposal-related transaction costs (such costs include net income from continuing operations before provision for income taxes, depreciation and amortization and interest income and expense from divestitures), share-based compensation, mandatory convertible preferred share dividend expense, unrealized foreign currency gains (losses), transformational and restructuring expenses, acquisition-related adjustments to deferred revenues prior to the adoption of FASB ASU No. 2021-08 in 2021, non-operating income or expense, the impact of certain non-cash, mark to market adjustments on financial instruments, legal settlements and other items that are included in net income for the period that the Company does not consider indicative of its ongoing operating performance and certain unusual items impacting results in a particular period. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by Revenues, net plus the impact of the deferred revenue purchase accounting adjustments relating to acquisitions prior to 2021.
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
(In millions, except share and per share data, option prices, ratios or as noted)
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
We monitor ACV because it represents a leading indicator of the potential subscription revenues that may be generated from our existing customer base over the upcoming 12-month period. Measurement of subscription revenues as a key operating metric is particularly relevant because a majority of our revenues are generated through subscription-based and re-occurring revenues, which accounted for 78.3% and 80.5% of our total revenues for the three months ended March 31, 2022 and 2021, respectively. We calculate and monitor ACV for each of our segments and use the metric as part of our evaluation of our business and trends.
The amount of actual subscription revenues that we earn over any 12-month period are likely to differ from ACV at the beginning of that period, sometimes significantly. This may occur for numerous reasons, including subsequent changes in annual revenue renewal rates, impact of price increases (or decreases), cancellations, upgrades and downgrades, and acquisitions and divestitures.
We calculate the ACV on a constant currency basis to exclude the effect of foreign currency fluctuations.
The following table presents ACV as of the dates indicated:

	March 31,		Change
	2022	2021	2022 vs. 2021
Annualized Contract Value	$1,606.5	$909.4	$697.1	76.7%
Annual Revenue Renewal Rates
Our revenues are primarily subscription based, which leads to high revenue predictability. Our ability to retain existing subscription customers is a key performance indicator that helps explain the evolution of our historical results and is a leading indicator of our revenues and cash flows for the subsequent reporting period.
“Annual revenue renewal rate” is the metric we use to determine renewal levels by existing customers across all of our Segments, and is a leading indicator of renewal trends, which impact the evolution of our ACV and results of operations. We calculate the annual revenue renewal rate for a given period by dividing (a) the annualized dollar value of existing subscription product license agreements that are renewed during that period, including the value of any product downgrades, by (b) the annualized dollar value of existing subscription product license agreements that come up for renewal in that period. “Open renewals,” which we define as existing subscription product license agreements that come up for renewal but are neither renewed nor canceled by customers during the applicable reposting period, are excluded from both the numerator and denominator of the calculation. We calculate the annual revenue renewal rate to reflect the value of product downgrades but not the value of product upgrades upon renewal, because upgrades reflect the purchase of additional services.
The impact of upgrades, new subscriptions and product price increases is reflected in ACV, but not in annual revenue renewal rates. Our annual revenue renewal rates were 92.5% for both the three months ended March 31, 2022 and 2021, respectively.

Free Cash Flow and Adjusted Free Cash Flow
We use free cash flow and adjusted free cash flow in our operational and financial decision-making and believe free cash flow and adjusted free cash flow is useful to investors because similar measures are frequently used by securities analysts, investors, ratings agencies and other interested parties to evaluate our competitors and to measure the ability of companies to

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)
service their debt. Our presentation of free cash flow and adjusted free cash flow should not be construed as a measure of liquidity or discretionary cash available to us to fund our cash needs, including investing in the growth of our business and meeting our obligations.

We define free cash flow as net cash provided by operating activities less capital expenditures. Adjusted free cash flow is calculated as free cash flow, less cash paid for restructuring and lease-exit activities, payments related to the CPA Global equity plan, transaction related costs, interest on debt held in escrow, debt issuance costs, and other one-time payments that the Company does not consider indicative of its ongoing operating performance. For further discussion on free cash flow and adjusted free cash flow, including a reconciliation to cash flows provided by operating activities, refer to Liquidity and Capital Resources - Cash Flows below.

Key Components of Our Results of Operations
There have been no material changes to the key components of our results of operations discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations to our Annual Report on Form 10-K for the year ended December 31, 2021.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)
Results of Operations
Revenues, net
Total Revenue
Revenues, net of $662.2 for the three months ended March 31, 2022, increased by $233.8, or 54.6%, from $428.4 for the three months ended March 31, 2021. On a constant currency basis, Revenues, net increased by $246.9, or 57.6% for the three months ended March 31, 2022.

Revenue by Transaction Type
The following tables present the amounts of our subscription, re-occurring and transactional and other revenues for the periods indicated, as well the drivers of the variances between periods, including as a percentage of such revenues.

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
	Three Months Ended March 31,		Total Variance (Dollars)	Total Variance (Percentage)	Acquisitions	FX Impact	Organic
(in millions, except percentages)	2022	2021(1)
Subscription revenues	$403.8	$239.0	$164.8	69.0%	68.7%	(2.5)%	2.8%
Re-occurring revenues	114.5	109.5	5.0	4.6%	—%	(4.7)%	9.3%
Transactional and other revenues	143.7	82.9	60.8	73.3%	73.3%	(2.3)%	2.3%
Deferred revenues adjustment(2)	0.2	(3.0)	3.2	106.7%	106.7%	—%	—%
Revenues, net	$662.2	$428.4	$233.8	54.6%	53.3%	(3.1)%	4.4%

(1) Certain prior period amounts have been reclassified to conform to current period presentation.
(2) Reflects the deferred revenues adjustment made as a result of purchase accounting prior to the adoption of ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. In the fourth quarter of 2021, Clarivate adopted ASU No. 2021-08 which allows an acquirer to account for the related revenue contracts in accordance with ASC 606 Revenue from Contracts with Customers, as if it had originated the contracts. This guidance was applied retrospectively to all business combinations for which the acquisition date occurs during or subsequent to 2021.

Subscription revenues of $403.8 for the three months ended March 31, 2022, increased by $164.8, or 69.0% from $239.0 for the three months ended March 31, 2021. On a constant currency basis, subscription revenues increased by $170.8, or 71.5%. Acquisitive subscription growth was primarily generated from the ProQuest Transaction. Organic subscription revenues increased primarily due to price increases, new business and the benefit of net installations in prior year.
Re-occurring revenues of $114.5 for the three months ended March 31, 2022, increased by $5.0, or 4.6% from $109.5 for the three months ended March 31, 2021. On a constant currency basis, re-occurring revenues increased by $10.2, or 9.3%. Organic re-occurring revenues increased primarily due to increases in patent renewal volumes and improvements in yield per case.
Transactional and other revenues of $143.7 for the three months ended March 31, 2022, increased by $60.8, or 73.3% from $82.9 for the three months ended March 31, 2021. On a constant currency basis, transactional revenues increased by $62.7, or 75.6%. Acquisitive transactional growth was primarily generated from the ProQuest Transaction. Organic transactional revenues increased due to an increase in custom data sales.

Revenue by Geography
The below tables present our revenues split by geographic region, separating the impacts of the deferred revenues adjustment:

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
	Three Months Ended March 31,		Total Variance (Dollars)	Total Variance (Percentage)	Acquisitions	FX Impact	Organic
(in millions, except percentages)	2022	2021
Americas	$360.3	$203.2	$157.1	77.3%	69.4%	(1.3)%	9.2%
Europe/Middle East/Africa	177.5	132.1	45.4	34.4%	40.6%	(4.7)%	(1.5)%
Asia Pacific	124.2	96.1	28.1	29.2%	31.5%	(4.4)%	2.1%
Deferred revenues adjustment(1)	0.2	(3.0)	3.2	106.7%	106.7%	—%	—%
Revenues, net	$662.2	$428.4	$233.8	54.6%	53.3%	(3.1)%	4.4%

(1) Reflects the deferred revenues adjustment made as a result of purchase accounting prior to the adoption of ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. In the fourth quarter of 2021, Clarivate adopted ASU No. 2021-08 which allows an acquirer to account for the related revenue contracts in accordance with ASC 606 Revenue from Contracts with Customers, as if it had originated the contracts. This guidance was applied retrospectively to all business combinations for which the acquisition date occurs during or subsequent to 2021.

Acquisitive growth for all regions was primarily related to the ProQuest Transaction. On a constant currency basis, Americas revenues increased by $159.8, or 78.6%, with organic growth due to improved subscription, re-occurring and transactional revenues. Transactional revenue increased primarily due to improved custom data sales. On a constant currency basis, Europe/Middle East/Africa revenues increased by $51.6, or 39.1%, primarily due to acquisitive growth. Organic revenue decline reflects declines in subscription and transactional revenue. On a constant currency basis, Asia Pacific revenues increased by $32.3, or 33.6%, primarily due to acquisitive growth and improved subscription and re-occurring revenues.

Revenue by Segment
The following tables, and the discussions that follow, present our revenues by segment for the periods indicated.

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
	Three Months Ended March 31,		Total Variance (Dollars)	Total Variance (Percentage)	Acquisitions	FX Impact	Organic
(in millions, except percentages)	2022	2021
Science Segment	$420.4	$191.3	$229.1	119.8%	117.6%	(2.3)%	4.4%
IP Segment	241.6	240.1	1.5	0.6%	—%	(3.6)%	4.2%
Deferred revenues adjustment(1)	0.2	(3.0)	3.2	106.7%	106.7%	—%	—%
Revenues, net	$662.2	$428.4	$233.8	54.6%	53.3%	(3.1)%	4.4%

(1) Reflects the deferred revenues adjustment made as a result of purchase accounting prior to the adoption of ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. In the fourth quarter of 2021, Clarivate adopted ASU No. 2021-08 which allows an acquirer to account for the related revenue contracts in accordance with ASC 606 Revenue from Contracts with Customers, as if it had originated the contracts. This guidance was applied retrospectively to all business combinations for which the acquisition date occurs during or subsequent to 2021.

Science Segment: Revenues of $420.4 for the three months ended March 31, 2022 increased by $229.1, or 119.8%, from $191.3 for the three months ended March 31, 2021. On a constant currency basis, revenues increased by $233.5, or 122.1%, primarily due to acquisitive growth and organic subscription and transactional revenue growth. Acquisitive growth was primarily generated from the the ProQuest Transaction. Organic transactional revenues increased due to growth resulting from subscription revenue growth and custom data sales.
Intellectual Property Segment: Revenues of $241.6 for the three months ended March 31, 2022 increased by $1.5, or 0.6%, from $240.1 for the three months ended March 31, 2021. On a constant currency basis, revenues increased by $10.2, or 4.2%. Organic revenues, on a constant currency basis, increased primarily due to growth in re-occurring revenues from patent renewal volumes and yield and subscription revenues due to price increases, new business and the benefit of net installations in prior year.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)
Operating Expenses
The following table shows our operating expenses and the associated percentage of revenue:

	Three Months Ended March 31,		Change 2022 vs. 2021
(in millions, except percentages)	2022	2021	$	%
Operating Expenses:
Cost of revenues	$249.2	$147.9	$101.3	68.5%
Selling, general and administrative costs	193.7	134.3	59.4	44.2%
Total cost of revenues and selling, general and administrative costs	$442.9	$282.2	$160.7	56.9%

Depreciation and amortization expense	$176.4	$131.6	$44.8	34.0%

As a percentage of revenue:
Total cost of revenues and selling, general and administrative costs	66.9%	65.9%
Depreciation and amortization expense	26.6%	30.7%

Cost of Revenues
Cost of revenues of $249.2 for the three months ended March 31, 2022, increased by $101.3, or 68.5%, from $147.9 for the three months ended March 31, 2021. On a constant currency basis, cost of revenues increased by $104.6, or 70.7%, for the three months ended March 31, 2022. The increase for the three months ended March 31, 2022 was primarily due to an increase from the acquisition of ProQuest, which was acquired in December 2021 and has no prior year comparative amount. The increase was partially offset by a reduction in people related costs primarily driven by the cost-saving and margin improvement programs designed to generate substantial incremental cash flow. See Note 21 - Restructuring and Impairment for further information. Cost of revenues as a percentage of revenues, net increased by 3.1% to 37.6% for the three months ended March 31, 2022 compared to 34.5% for the three months ended March 31, 2021.

Selling, General and Administrative
Selling, general and administrative expense of $193.7 for the three months ended March 31, 2022, increased by $59.4, or 44.2%, from $134.3 for the three months ended March 31, 2021. On a constant currency basis, selling, general and administrative expense increased by $62.0, or 46.2%, for the three months ended March 31, 2022. The increase for the three months ended March 31, 2022 was primarily due to an increase from the acquisition of ProQuest, which was acquired in December 2021 and has no prior year comparative amount. The increase was also attributed to gains associated with the mark to market adjustment on contingent shares associated with the CPA Global and DRG acquisitions, which were settled in the first quarter of 2021, that did not recur in 2022. The increase was partially offset by a decrease in share-based compensation expenses related to phantom equity awards under the CPA Global Equity Plan. Selling, general and administrative costs as a percentage of revenues, net decreased by 2.0% to 29.3% for the three months ended March 31, 2022 compared to 31.3% for the three months ended March 31, 2021.

Depreciation and amortization
Depreciation and amortization expense of $176.4 for the three months ended March 31, 2022, increased by $44.8, or 34.0%, from $131.6 for the three months ended March 31, 2021. The increase for the three months ended March 31, 2022 was driven by the additional depreciation and amortization on assets acquired through the ProQuest Transaction. This increase was partially offset by run-off of previously purchased capital assets.
Restructuring and Impairment

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)

	Three Months Ended March 31,		Change 2022 vs. 2021
	2022	2021	$	%
Restructuring and impairment	$11.7	$67.9	$(56.2)	(82.8)%
Restructuring and impairment charges of $11.7 for the three months ended March 31, 2022, decreased by $56.2, or 82.8%, from $67.9 for the three months ended March 31, 2021. The decrease for the three months ended March 31, 2022 was primarily driven by wind down of expenses associated with the CPA Global Acquisition Integration and Optimization Program, DRG Acquisition Integration Program, and Operation Simplification and Optimization Program, which were substantially complete as of March 31, 2022. The decrease was partially offset by the cost-saving and margin improvement programs designed to generate substantial incremental cash flow including the One Clarivate and ProQuest Acquisition Integration Programs. See Note 21 - Restructuring and Impairment for further information.
The following table summarized the total costs incurred to date and expected costs to be incurred in a future period for each program.

	Total Costs Incurred to Date	Costs Expected to be Incurred in Future Periods
One Clarivate Program	$25.7	$14.3
ProQuest Acquisition Integration Program	8.0	42.9
Other Restructuring Programs:
CPA Global Acquisition Integration and Optimization Program	128.1	—
DRG Acquisition Integration Program	6.7	—
Operation Simplification and Optimization Program	44.5	—
Total Other Restructuring Programs	$179.3	$—
Other Operating (Income) Expense, Net

	Three Months Ended March 31,		Change 2022 vs. 2021
	2022	2021	$	%
Other operating (income) expense, net	$(13.7)	$16.2	$29.9	184.6%
Other operating income of $13.7 for the three months ended March 31, 2022, increased by $29.9, or 184.6%, from other operating expense of $16.2 for the three months ended March 31, 2021. The fluctuations were primarily driven by the consolidated impact of the remeasurement of the assets and liabilities of our Company that are denominated in currencies other than each relevant entity’s functional currency, with the largest impacts derived from transactions denominated in GBP.
Mark to Market Gain on Financial Instruments

	Three Months Ended March 31,		Change 2022 vs. 2021
	2022	2021	$	%
Mark to market gain on financial instruments	$(100.4)	$(51.2)	$49.2	96.1%
The mark to market gain on financial instruments of $100.4 for the three months ended March 31, 2022, increased $49.2, or 96.1%, compared to $51.2 for the three months ended March 31, 2021. The increase was driven by the change in the Company’s share price and its impact as an input to the Black-Scholes option valuation model for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021.

Interest Expense and amortization of debt discount, Net

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)

	Three Months Ended March 31,		Change 2022 vs. 2021
	2022	2021	$	%
Interest expense and amortization of debt discount, net	$59.5	$37.4	$22.1	59.1%
Interest expense and amortization of debt discount, net of $59.5 for the three months ended March 31, 2022, increased by $22.1, or 59.1%, from $37.4 for the three months ended March 31, 2021. The increase was primarily attributed to the private placement offerings and subsequent exchange offers of our New Senior Secured Notes due 2028 and Senior Notes due 2029, which took place in the second and third quarter of 2021, respectively. As a result there are no prior year comparative amounts.
Provision (benefit) for Income Taxes
Provision for income taxes of $16.3 on pre-tax book income of $85.8 for the three months ended March 31, 2022, increased by $16.0 from a provision of $0.3 on a pre-tax book loss of $55.7 for the three months ended March 31, 2021. The effective tax rate was 19.0% for the three months ended March 31, 2022, as compared to 0.5% for the three months ended March 31, 2021. The overall increase in tax expense is due to the pre-tax book income, the higher mark to market gain on the private warrants, and reflects the change in the mix of taxing jurisdictions in which pre-tax profits and losses were recognized. The current quarter effective tax rate may not be indicative of our effective tax rates for future periods.
Dividends on Preferred Shares

	Three Months Ended March 31,		Change 2022 vs. 2021
	2022	2021	$	%
Dividends on preferred shares	$18.7	$—	$18.7	100.0%

Dividends on preferred shares of $18.7 for the three months ended March 31, 2022 increased 100% as compared to the three months ended March 31, 2021. The increase is due to the dividends on our mandatory convertible preferred shares that are calculated at an annual rate of 5.25% of the liquidation preference of $100.00 per share. While the dividends on the MCPS are cumulative, they will not be paid until declared by the Company’s Board of Directors. If no dividends are declared and paid, they will continue to accumulate as the agreement contains a backstop to it being paid even if never declared by the Board. The dividends on our preferred shares were first reported in the third quarter of 2021, and as a result, there are no prior period comparative amounts.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)
Certain Non-GAAP Measures
We include non-GAAP measures in this quarterly report, including Adjusted EBITDA, Adjusted EBITDA margin, Free Cash Flow and Adjusted Free Cash Flow because they are a basis upon which our management assesses our performance and we believe they reflect the underlying trends and indicators of our business by allowing management to focus on the most meaningful indicators of our continuous operational performance.
Although we believe these measures are useful for investors for the same reasons, we recommend users of the financial statements to note these measures are not a substitute for GAAP financial measures or disclosures. We provide reconciliations of these non-GAAP measures to the corresponding most closely related GAAP measure.

Adjusted EBITDA and Adjusted EBITDA margin
Adjusted EBITDA is presented because it is a basis upon which our management assesses our performance, and we believe it is useful for investors to understand the underlying trends of our operations. See Certain Non-GAAP Measures - Adjusted EBITDA and Adjusted EBITDA margin for important information on the limitations of Adjusted EBITDA and its reconciliation to our net loss under GAAP. Adjusted EBITDA represents net loss before provision for income taxes, depreciation and amortization, interest income and expense adjusted to exclude acquisition or disposal-related transaction costs (such costs include net income from continuing operations before provision for income taxes, depreciation and amortization and interest income and expense from divestitures), share-based compensation, mandatory convertible preferred share dividend expense, unrealized foreign currency gains (losses), transformational and restructuring expenses, acquisition-related adjustments to deferred revenues, non-operating income or expense, the impact of certain non-cash, mark-to-market adjustments on financial instruments, legal settlements and other items that are included in net income for the period that the Company does not consider indicative of its ongoing operating performance and certain unusual items impacting results in a particular period. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by Revenues, net plus the impact of the deferred revenue purchase accounting adjustments relating to acquisitions prior to 2021.
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
The following table presents our calculation of Adjusted EBITDA for the three months ended March 31, 2022 and 2021, and reconciles these measures to our net loss for the same periods:

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)

	Three Months Ended March 31,
(in millions, except percentages)	2022	2021
Net income (loss) attributable to ordinary shares	$50.8	$(56.0)
Dividends on preferred shares	18.7	—
Net income (loss)	69.5	(56.0)
Provision for income taxes	16.3	0.3
Depreciation and amortization	176.4	131.6
Interest expense and amortization of debt discount, net	59.5	37.4
Deferred revenues adjustment(1)	(0.2)	3.0
Transaction related costs(2)	6.7	(22.9)
Share-based compensation expense	37.0	39.0
Restructuring and impairment(3)	11.7	67.9
Mark to market gain on financial instruments(4)	(100.4)	(51.2)
Other(5)	(14.2)	15.7
Adjusted EBITDA	$262.3	$164.8
Adjusted EBITDA margin	39.6%	38.2%

(1) Reflects the deferred revenues adjustment made as a result of purchase accounting prior to the adoption of ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. In the fourth quarter of 2021, Clarivate adopted ASU No. 2021-08 which allows an acquirer to account for the related revenue contracts in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. This guidance was applied retrospectively to all business combinations for which the acquisition date occurs during or subsequent to 2021.

(2) Includes costs incurred to complete business combination transactions, including acquisitions, dispositions and capital market activities and include advisory, legal, and other professional and consulting costs. During the three months ended March, 31, 2021, this also includes the mark-to-market adjustments on the contingent stock consideration associated with the CPA Global and DRG acquisitions.

(3) Primarily reflects costs related to restructuring and impairment associated with One Clarivate, ProQuest and CPA Global Programs. Refer to Note 21 - Restructuring and Impairment in Item 1, Financial Statements and Supplementary Data, for further information.

(4) Reflects mark-to-market adjustments on financial instruments under ASC 815, Derivatives and Hedging. Warrant instruments that do not meet the criteria to be considered indexed to an entity's own stock shall be initially classified as a liability at their estimated fair values, regardless of the likelihood that such instruments will ever be settled in cash. In periods subsequent to issuance, changes in the estimated fair value of the liabilities are reported through earnings.

(5) Primarily includes the net impact of foreign exchange gains and losses related to the re-measurement of balances and other items that do not reflect our ongoing operating performance.
Free Cash Flow and Adjusted Free Cash Flow
We use free cash flow and adjusted free cash flow in our operational and financial decision-making and believe free cash flow and adjusted free cash flow are useful to investors because similar measures are frequently used by securities analysts, investors, ratings agencies and other interested parties to evaluate our competitors and to measure the ability of companies to service their debt. Our presentation of free cash flow and adjusted free cash flow should not be construed as a measure of liquidity or discretionary cash available to us to fund our cash needs, including investing in the growth of our business and meeting our obligations.
We define free cash flow as net cash provided by operating activities less capital expenditures. Adjusted free cash flow is calculated as free cash flow, less cash paid for restructuring and lease-exit activities, payments related to the CPA Global equity plan, transaction related costs, interest on debt held in escrow, debt issuance costs, and other one-time payments that the Company does not consider indicative of its ongoing operating performance. For further discussion on free cash flow and adjusted free cash flow, including a reconciliation to cash flows provided by operating activities, refer to Liquidity and Capital Resources - Cash Flows below.

Liquidity and Capital Resources
Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, capital expenditures, debt service, acquisitions, other commitments and contractual obligations. Our principal sources of liquidity include cash from operating activities, cash and cash equivalents

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)
on our Condensed Consolidated Balance Sheets and amounts available under our revolving credit facility. We consider liquidity in terms of the sufficiency of these resources to fund our operating, investing and financing activities for a period of 12 months after the financial statement issuance date.
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
We require and will continue to need significant cash resources to, among other things, meet our debt service requirements under our credit facilities, the unsecured notes due 2029, the secured notes due 2028, the secured notes due 2026, and any future indebtedness, fund our working capital requirements, make capital expenditures (including related to product development), and expand our business through acquisitions. Based on our forecasts, we believe that cash flow from operations, available cash on hand and available borrowing capacity under our revolving credit facility will be adequate to service debt, meet liquidity needs and fund necessary capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including the number of future acquisitions and the timing and extent of spending to support product development efforts. We could be required, or could elect, to seek additional funding through public or private equity or debt financings; however, additional funds may not be available on terms acceptable to us.
The below table summarizes our total liquidity for the periods presented:

Total Liquidity	March 31,	December 31,
(in millions)	2022	2021
Cash and cash equivalents	$500.2	$430.9
Additional availability under revolving credit facility	569.7	168.9
	$1,069.9	$599.8
Unrestricted cash and cash equivalents was $500.2 and $430.9 as of March 31, 2022 and December 31, 2021, respectively. Restricted cash decreased from $156.7 as of December 31, 2021 to $15.5 as of March 31, 2022 primarily due to the payments in the first quarter of 2022 to respective employees via payroll from restricted cash related to the CPA Global Equity Plan. In the fourth quarter of 2021, the Company received cash from the sale of treasury shares from the Employee Benefit Trust established for the CPA Global Equity Plan in December 2021. As of March 31, 2022, we had approximately $5,559.6 of debt, consisting primarily of $2,811.7 in borrowings under our term loan facility, $921.4 in outstanding principal of our senior notes due 2029, $921.2 in outstanding principal of our senior secured notes due 2028, $700.0 in outstanding principal of senior secured notes due 2026, $175.0 of borrowings under our revolving credit facility, and $30.3 related to a finance lease. Refer to Note 11 - Debt in Item 1, Financial Statements and Supplementary Data, for a summary of amounts due under all of the outstanding borrowings as of March 31, 2022 and December 31, 2021.
As of both March 31, 2022 and December 31, 2021, we had $175.0 outstanding on the revolving credit facility. Additional availability under the revolving credit facility as of March 31, 2022 and December 31, 2021 was $569.7 and $168.9, respectively, which is net of a letter of credit utilization of $5.3 and $6.1.
On June 24, 2021, we issued $1,000.0 in aggregate principal amount of Senior Secured Notes due June 30, 2028 (the "Old Secured Notes") and $1,000.0 in aggregate principal amount of Senior Notes due June 30, 2029 (the "Old Unsecured Notes" and, together with the Old Secured Notes, the "Old Notes") bearing interest at a rate of 3.875% and 4.875% per annum, respectively. In August 2021, we exchanged all of the outstanding, validly tendered and not withdrawn Old Secured Notes for the newly issued 3.875% Senior Secured Notes due 2028, and exchanged all of the outstanding, validly tendered and not withdrawn Old Unsecured Notes for the Issuer’s newly-issued 4.875% Senior Notes due 2029. The exchange was treated as a debt modification in accordance with ASC 470.

We used the net proceeds to finance a portion of the purchase price for the ProQuest acquisition, which was completed on December 1, 2021.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)
Refer to Note 11 - Debt in Item 1, Financial Statements and Supplementary Data, for additional information a summary of amounts due under all of the outstanding borrowings as of March 31, 2022 and December 31, 2021.
In August 2021, the Company's Board of Directors authorized a share repurchase program allowing the Company to purchase up to $250.0 of its outstanding ordinary shares, subject to market conditions. In February 2022, the Company's Board of Directors approved the purchase of up to $1,000.0 of the Company's ordinary shares through open-market purchases, to be executed through December 31, 2023. The repurchase program replaces the repurchase program previously announced in August 2021. During the three months ended March 31, 2022, the Company purchased 4.1 million ordinary shares with a total carrying value of $66.4, which included $11.3 of March 2022 purchases that cash settled in April 2022. Of the total ordinary shares purchased during the three months ended March 31, 2022, 2.1 million shares with a carrying value of $33.3 were retired and restored as authorized but unissued ordinary shares. Upon formal retirement and in accordance with ASC 505, Equity, the Company reduced its ordinary shares account by the carrying amount of the treasury shares. Additionally, given the differences of the original repurchase share value and the value at the time of formal retirements, an associated loss was recognized within the Consolidated Statement of Changes in Equity in the amount of $1.5. As of March 31, 2022, the Company had approximately $933.6 of availability remaining under this program. See Note 13 - Shareholders’ Equity for additional information related to the Share Repurchase Program.
Cash Flows
The following table discloses our condensed consolidated cash flows provided by (used in) operating, investing and financing activities for the periods presented:

	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$67.4	$174.0
Net cash used in investing activities	(42.7)	(32.6)
Net cash used in financing activities	(88.8)	(6.6)
Effect of exchange rates	(7.8)	8.7
(Decrease) increase in cash and cash equivalents, and restricted cash	$(71.9)	$143.5

Net increase in cash and cash equivalents	$69.3	$141.3
Net (decrease) increase in restricted cash	(141.2)	2.2
(Decrease) increase in cash and cash equivalents, and restricted cash	$(71.9)	$143.5

Cash and cash equivalents, beginning of period	$430.9	$257.7
Restricted cash, beginning of period	156.7	14.7
Cash and cash equivalents, and restricted cash, beginning of period	$587.6	$272.4

Cash and cash equivalents, end of period	$500.2	$399.0
Restricted cash, end of period	15.5	16.9
Cash and cash equivalents, and restricted cash, end of period	$515.7	$415.9

Cash Flows Provided by Operating Activities
Net cash provided by operating activities consists of net loss adjusted for non-cash items, such as: depreciation and amortization of property and equipment and intangible assets, deferred income taxes, share-based compensation, mark to market adjustments on financial instruments, mark to market adjustment on contingent shares, deferred finance charges and for changes in net working capital assets and liabilities.
Net cash provided by operating activities was $67.4 and $174.0 for the three months ended March 31, 2022 and 2021, respectively. The decrease of $106.6 in net cash provided by operating activities was primarily due to payments in the first quarter of 2022 to respective employees via payroll from restricted cash related to the CPA Global Equity Plan. The

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)
decrease was partially offset by higher results from operations in 2022, which was attributable to increased revenues and a reduction in employee related costs driven by the cost-saving and margin improvement programs designed to generate substantial incremental cash flow.

Net Working Capital
	March 31, 2022	December 31, 2021	March 31, 2021	December 31, 2020
Current assets	$1,550.1	$1,637.2	$1,251.4	$1,147.6
Current liabilities	1,791.0	1,902.0	1,367.7	1,423.1
Net Working Capital	$(240.9)	$(264.8)	$(116.3)	$(275.5)

Cash Flows Used in Investing Activities
Cash used in investing activities are primarily for acquisitions and capital expenditures, while cash inflows are primarily proceeds from divestitures.
Net cash used in investing activities was $42.7 and $32.6 for the three months ended March 31, 2022 and 2021, respectively. The $10.1 increase in cash used in investing activities was primarily due to increased capital expenditures primarily associated with product development from acquired businesses.
Our capital expenditures in both 2022 and 2021 consisted primarily of capitalized labor, consulting and other costs associated with product development.
Cash Flows Used in Financing Activities
Net cash used in financing activities was $88.8 and $6.6 for the three months ended March 31, 2022 and 2021, respectively. The $82.2 increase in cash used in financing activities was primarily due to the: (i) use of proceeds to repurchase 4.1 million of the Company's ordinary shares for a total of $55.1     in the first quarter of 2022, which excludes $11.3 of March 2022 purchases that settled in cash in April 2022; (ii) cash payment of dividends associated with our MCPS on March 1, 2022; and (iii) an increase in payment of debt issuance costs compared to the prior period.
In June 2021, we completed an underwritten public offering of 44.2 million of our ordinary shares at a share price of $26.00, of which 28.8 million ordinary shares were issued and sold by Clarivate and 15.4 million were sold by selling shareholders (which included 5.8 million ordinary shares that the underwriters purchased pursuant to their option to purchase additional shares). The Company received approximately $728.1 in net proceeds from the sale of ordinary shares offered by the Company, after deducting underwriting discounts and estimated offering expenses payable. We used the net proceeds to finance a portion of the purchase price for the ProQuest acquisition, which was completed on December 1, 2021. The Company did not receive any proceeds from the secondary ordinary shares sold by the selling shareholders.
In June 2021, concurrently with the June 2021 Ordinary Share Offering, we completed an underwritten public offering of 14.4 million of our 5.25% Series A MCPS (which included 1.9 million of our MCPS that the underwriters purchased pursuant to their option to purchase additional shares). The Company received approximately $1,392.7 in net proceeds from the sale of our MCPS offered by the Company, after deducting underwriting discounts and estimated offering expenses payable. We used the net proceeds to finance a portion of the purchase price for the ProQuest acquisition, which was completed on December 1, 2021.
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

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)
In February 2022, the Company's Board of Directors declared a quarterly dividend of $1.3125 per share on its 5.25% Series A Mandatory Convertible Preferred Shares, payable in cash on March 1, 2022 to shareholders of record at the close of business on February 15, 2022. As of March 31, 2022, we recognized $6.4 of accrued preferred share dividends within Accrued expenses and other current liabilities. While the dividends on the MCPS are cumulative, they will not be paid until declared by the Company’s Board of Directors. If the dividends are not declared, they will continue to accumulate until paid, due to a backstop contained in the agreement (even if never declared).
Free Cash Flow and Adjusted Free Cash Flow (non-GAAP measures)
The following table reconciles Free cash flow and Adjusted free cash flow, which are non-GAAP measures, to net cash provided by operating activities:

	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$67.4	$174.0
Capital expenditures	(41.4)	(33.0)
Free cash flow	$26.0	$141.0
Cash paid for CPA Global equity plan(1)	149.8	—
Cash paid for restructuring costs(2)	10.1	16.0
Cash paid for transaction related costs(3)	4.5	5.2
Cash paid for other costs(4)	0.9	1.0
Adjusted free cash flow	$191.3	$163.2

(1) Includes cash funded by a trust related to CPA Global equity plan payout upon vesting.
(2) Reflects cash payments for costs primarily related to restructuring and lease-exit activities associated with the One Clarivate, ProQuest and CPA Global Programs. The costs associated with the CPA Global program were substantially complete as of March 31, 2022.

(3) Includes cash paid for costs incurred to complete business combination transactions, which are comprised of acquisitions, dispositions and capital market activities, as well as advisory, legal, and other professional and consulting costs.

(4) Includes cash paid for other costs that do not reflect our ongoing operating performance.
Free cash flow was $26.0 for the three months ended March 31, 2022, as compared to $141.0 for the three months ended March 31, 2021. The decrease in free cash flow was primarily due payments in the first quarter of 2022 to respective employees via payroll from restricted cash related to the CPA Global Equity Plan, which was funded by the sale of shares held in the Employee Benefit Trust in December 2021 established for the CPA Global Equity Plan. The decrease was also attributed to an increase in capital expenditures primarily associated with product development from acquired businesses. The decrease was partially offset by higher results from operations in 2022, which was attributable to increased revenues and a reduction in employee related costs driven by the cost-saving and margin improvement programs designed to generate substantial incremental cash flow.

Adjusted free cash flow was $191.3 for the three months ended March 31, 2022, as compared to $163.2 for the three months ended March 31, 2021. The increase in adjusted free cash flow was primarily due to higher results from operations in 2022, which was attributable to increased revenues and a reduction in employee related costs driven by the cost-saving and margin improvement programs designed to generate substantial incremental cash flow.

Debt Profile
There have been no material changes to the debt profile associated with our business previously disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity section in our Annual Report on Form 10-K for the year ended December 31, 2021, except as set forth below. The disclosures set forth below updates, and should be read together with, the disclosures in the Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity - Debt Profile section, in our Annual Report on Form 10-K for the year ended December 31, 2021.
Revolving Credit Facility

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)
On March 31, 2022, the Company’s direct and indirect subsidiaries that are borrowers or guarantors under the Credit Agreement dated as of October 31, 2019, (the "Credit Agreement") entered into an amendment thereto, pursuant to which the total revolving credit commitments thereunder were further increased by $400.0 to $750.0 in the aggregate and the maturity date for revolving credit commitments was extended to March 31, 2027, subject to a “springing” maturity date that is 90 days prior to the maturity date of (i) the term loans outstanding under the Credit Agreement as of the date of the amendment or (ii) the 4.50% senior secured notes due in 2026 and issued by Camelot Finance S.A (but only to the extent such term loans or senior secured notes have not, prior thereto, been refinanced or extended to have a maturity date of no earlier than 90 days after March 31, 2027).
Credit Facilities
The credit facilities are secured by substantially all of our assets and the assets of all of our U.S. restricted subsidiaries and certain of our non-U.S. subsidiaries, including those that are or may be borrowers or guarantors under the Credit Facilities, subject to customary exceptions. The credit facilities contain customary events of default and restrictive covenants that limit us from, among other things, incurring certain additional indebtedness, issuing preferred stock, making certain restricted payments and investments, certain transfers or sales of assets, entering into certain affiliate transactions or incurring certain liens. These credit facilities limitations are subject to customary baskets, including certain limitations on debt incurrence and issuance of preferred stock, subject to compliance with a consolidated coverage ratio of Consolidated EBITDA (as defined in the credit facilities), to interest and other fixed charges on certain debt (as defined in the credit facilities) of 2.00 to 1.00. In addition, the credit facilities require us to comply with a springing financial covenant pursuant to which, as of the first quarter of 2020, we must not exceed a total first lien net leverage ratio (as defined under the credit facilities) of 7.25 to 1.00, to be tested on the last day of any quarter only when more than 35% of the revolving credit facility (excluding (i) non-cash collateralized, issued and undrawn letters of credit in an amount up to $20.0 and (ii) any cash collateralized letters of credit) is utilized at such date. As of March 31, 2022, our consolidated coverage ratio was 6.62 to 1.00 and our consolidated leverage ratio was 4.18 to 1.00. As of the date of this Report, we are in compliance with the covenants in the credit facilities.
The credit facilities provide that, upon the occurrence of certain events of default, our obligations thereunder may be accelerated and the lending commitments terminated. Such events of default include payment defaults to the lenders, material inaccuracies of representations and warranties, covenant defaults, cross-defaults to other material indebtedness (including the secured notes due in 2026), voluntary and involuntary bankruptcy proceedings, material money judgments, loss of perfection over a material portion of collateral, material ERISA/pension plan events, certain change of control events and other customary events of default, in each case subject to threshold, notice and grace period provisions.
Commitments and Contingencies
Our contingent liabilities consist primarily of letters of credit and performance bonds and other similar obligations in the ordinary course of business.
Dividends on our mandatory convertible preferred shares are payable, as and if declared by our Board of Directors, at an annual rate of 5.25% of the liquidation preference of $100.00 per share. We may pay declared dividends in cash or, subject to certain limitations, in our ordinary shares, or in any combination of cash and ordinary shares, on March 1, June 1, September 1 and December 1 of each year, commencing on September 1, 2021 and ending on, and including, June 1, 2024. See Note 19 - Commitments and Contingencies in Item 1, Financial Statements and Supplementary Data, for additional information.
The Company is engaged in various legal proceedings and claims that have arisen in the ordinary course of business. We have taken what we believe to be adequate reserves related to the litigation and threatened claims. We maintain appropriate insurance policies in place, which are likely to provide some coverage for these liabilities or other losses that may arise from these litigation matters. See Note 19 - Commitments and Contingencies in Item 1, Financial Statements and Supplementary Data, for additional information.

Critical Accounting Policies, Estimates and Assumptions
There have been no material changes from the critical accounting policies, estimates, and assumptions previously disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies, Estimates and Assumptions section in our Annual Report on Form 10-K for the year ended December 31, 2021.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)
Recently Issued and Adopted Accounting Pronouncements
For recently issued and adopted accounting pronouncements, see Note 3 - Summary of Significant Accounting Policies in Item 1. Financial Statements and Supplementary Data.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For information regarding our exposure to certain market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” in the Form 10-K for the year ended December 31, 2021.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange risk related to our transactions and our subsidiaries’ balances that are denominated in currencies other than the U.S. dollar, our functional currency. These currencies may continue to fluctuate, in either direction, especially as a result of central bank responses to inflation, concerns regarding future economic growth and other macroeconomic factors, and such fluctuations will affect financial statement line item comparability.
The following table presents the average of the quarterly weighted average exchange rates of the currencies, which have the most significant impact on our business:

Rate for 1 USD	Three Months Ended March 31,
Currency:	2022	2021	Percentage Change
GBP	$0.75	$0.73	3%
EUR	0.89	0.83	7%
JPY	116.28	105.94	10%
Interest Rate Risk
Our interest rate risk arises primarily from our borrowings at floating interest rates. Borrowings under our credit facilities are subject to floating base interest rates, plus a margin. As of March 31, 2022, we had $2,986.7 of floating rate debt outstanding under our credit facilities, consisting of borrowings under the revolving and term loan facilities. For the term loan facility, the base rate is one-month LIBOR (subject to a floor of 0.00% for $1,231.7 and 1.00% for $1,580.0), which was at 0.45% at March 31, 2022, or Prime plus a margin of 2.25% per annum, as applicable depending on the borrowing. For the revolving credit facility, the base interest rate is at Term SOFR, plus a 0.1% SOFR adjustment, plus 3.25% per annum (or 2.75% per annum, based on first lien leverage ratios) or Prime plus a margin of 2.25% per annum, as applicable depending on the borrowing. The interest rate margins under our credit facilities will decrease upon the achievement of certain first lien net leverage ratios (as the term is used in the Credit Agreement). Of the total debt outstanding under our credit facilities, we hedged $449.0 of our principal amount of our floating rate debt using interest rate swaps. As a result, $2,537.7 of our outstanding borrowings effectively bore interest at floating rates. A 0.125 basis point increase or decrease in the applicable base interest rate under our credit facilities would have an impact of $0.4 on our cash interest expense for the three months ended March 31, 2022.

For additional information on our outstanding debt and related hedging, see Item 1. Financial Statements and Supplementary Data - Notes to the Condensed Consolidated Financial Statements - Note 8 - Derivative Instruments and Note 11 - Debt.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to ensure reasonable assurance that the information required to be disclosed in the reports required to be filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Material Weaknesses in Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.
Management identified material weaknesses in our internal control over financial reporting related to: 1) the lack of an effectively designed control over the communication of modifications to pre-existing compensation agreements in an acquisition transaction between legal function and the accounting function to ensure the accounting impact of the modifications could be evaluated, and (2) the lack of an effectively designed control that is designed with a sufficient level of precision to allow for an appropriate review of the tax balances associated with the opening balance sheet of acquired entities, as disclosed in our Form 10-K for the year ended December 31, 2021.
Remediation Progress of Previously Identified Material Weakness
To address the previously reported material weakness in internal control over financial reporting related to the communication of modifications to pre-existing compensation agreements in an acquisition transaction, as disclosed in Part II, Item 9A in our 2021 Annual Report on Form 10-K, we designed and implemented a new control to identify and communicate the inventory of pre-existing compensation agreements in an acquisition transaction, and any modifications of such agreements, to the accounting department through the transaction close date to ensure the inventory includes the current version of the agreements. We also performed bring down procedures during the first quarter of the measurement period.
To address the previously reported material weakness in internal control over financial reporting related to the tax balances associated with the opening balance sheet of acquired entities, as disclosed in Part II, Item 9A in our 2021 Annual Report on Form 10-K, we designed and implemented an enhanced control to operate periodically during the measurement period to allow for an appropriate review of the tax balances. This control operated during the first quarter of the measurement period.
Changes in Internal Control Over Financial Reporting
During the first quarter of 2022, we designed and implemented an enhanced control as described above. There were no changes in Clarivate’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings
From time to time, we are a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. While the outcomes of these matters are uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows. For additional discussion of legal proceedings, see Item 1. Financial Statements and Supplementary Data - Notes to the Consolidated Financial Statements - Note 19 in this Report.

Item 1A. Risk Factors
There have been no material changes to the risk factors associated with our business as disclosed in Part I, Item 1A of our 2021 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table sets forth the total number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month during the three months ended March 31, 2022.

Period	Total Number of Shares Purchased(1)	Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under Plans or Programs
January 1, 2022-January 31, 2022	9,580	$18.00	—	—
February 1, 2022-February 28, 2022	7,825	$16.78	—	—
March 1, 2022-March 31, 2022	453,586	$15.58	4,106,285	57,622,110
Total	470,991		4,106,285

(1) Includes shares withheld to satisfy tax withholding obligations on behalf of employees that occur upon vesting and delivery of outstanding shares underlying stock options and restricted stock units under the 2019 Incentive Award Plan.

Item 5. Other Information
None.

Item 6. Exhibits and Financial Statement Schedules
EXHIBIT INDEX

10.1**	Amendment dated as of March 31, 2022 to Credit Agreement dated as of October 31, 2019 (incorporated by reference to Exhibit 10.1 to Clarivate's Form 8-K filed April 5, 2022)
10.2*	Offer Letter, dated March 7, 2022, by and between Clarivate Plc and Michael Easton.
10.3*	Agreement by and between Clarivate Analytics (UK) Ltd and Mukhtar Ahmed, dated January 7, 2022.
31*	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following information from our Form 10-Q for the quarterly period ended March 31, 2022, formatted in Inline eXtensible Business Reporting Language: (i) Condensed Consolidated Statements of Comprehensive Income (unaudited), (ii) Condensed Consolidated Balance Sheets (unaudited), (iii) Condensed Consolidated Statements of Changes in Equity (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited), and (v) the Notes to the Condensed Consolidated Financial Statements (unaudited).

104*	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL
*    Filed herewith.
**    Previously Filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of London, United Kingdom on May 9, 2022.

CLARIVATE PLC
By:	/s/ Jonathan M. Collins
Name: Jonathan M. Collins
Title: Executive Vice President & Chief Financial Officer