Form 10-Q
period 2022-06-30
CLARIVATE Plc
filed 2022-08-09
CIK 1764046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes ☐    No ☒
The number of ordinary shares of the Company outstanding as of July 29, 2022 was 673,490,484.
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

PART I. Financial Information

Item 1. Financial Statements and Supplementary Data

CLARIVATE PLC
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$359.7	$430.9
Restricted cash	13.2	156.7
Accounts receivable, net	812.4	906.4
Prepaid expenses	102.1	76.6
Other current assets	72.8	66.6
Total current assets	1,360.2	1,637.2
Property and equipment, net	76.8	83.8
Other intangible assets, net	9,697.3	10,392.4
Goodwill	7,533.7	7,904.9
Other non-current assets	71.3	50.8
Deferred income taxes	28.2	27.9
Operating lease right-of-use assets	68.6	86.0
Total Assets	$18,836.1	$20,183.0

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$116.7	$129.2
Accrued expenses and other current liabilities	501.1	679.6
Current portion of deferred revenues	956.7	1,030.4
Current portion of operating lease liability	29.9	32.2
Current portion of long-term debt	57.1	30.6
Total current liabilities	1,661.5	1,902.0
Long-term debt	5,421.5	5,456.3
Warrant liabilities	78.4	227.8
Non-current portion of deferred revenues	50.3	54.2
Other non-current liabilities	136.7	142.7
Deferred income taxes	366.0	380.1
Operating lease liabilities	81.0	94.0
Total liabilities	7,795.4	8,257.1
Commitments and contingencies

Shareholders’ equity:
Preferred Shares, no par value; 14,375,000 shares authorized; 5.25% Mandatory Convertible Preferred Shares, Series A, 14,375,000 shares issued and outstanding as of both June 30, 2022 and December 31, 2021	1,392.6	1,392.6
Ordinary Shares, no par value; unlimited shares authorized at June 30, 2022 and December 31, 2021; 673,821,721 and 683,139,210 shares issued, and 673,316,307 and 683,139,210 shares outstanding at June 30, 2022 and December 31, 2021, respectively	11,700.9	11,827.9
Treasury shares, at cost; 505,414 and 547,136 shares as of June 30, 2022 and December 31, 2021, respectively	(15.6)	(16.9)
Accumulated other comprehensive (loss) income	(519.2)	326.7
Accumulated deficit	(1,518.0)	(1,604.4)
Total shareholders’ equity	11,040.7	11,925.9
Total Liabilities and Shareholders’ Equity	$18,836.1	$20,183.0
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except share and per share data)

	Three Months Ended June 30,
	2022	2021
Revenues, net	$686.6	$445.7
Operating expenses:
Cost of revenues	244.1	149.7
Selling, general and administrative costs	186.1	179.7
Depreciation and amortization	175.6	130.3
Restructuring and impairment	19.2	50.7
Other operating (income) expense, net	(24.6)	(0.9)
Total operating expenses	600.4	509.5
Income (loss) from operations	86.2	(63.8)
Mark to market (gain) loss on financial instruments	(49.0)	21.0
Income (loss) before interest expense and income taxes	135.2	(84.8)
Interest expense and amortization of debt discount, net	62.3	38.5
Income (loss) before income taxes	72.9	(123.3)
Provision for income taxes	10.5	8.2
Net income (loss)	62.4	(131.5)
Dividends on preferred shares	18.7	—
Net income (loss) attributable to ordinary shares	$43.7	$(131.5)

Per share:
Basic	$0.06	$(0.22)
Diluted	$—	$(0.22)

Weighted average shares used to compute earnings per share:
Basic	674,256,004	611,093,882
Diluted	678,372,059	611,093,882
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statement of Operations (Unaudited)
(In millions, except share and per share data)

	Six Months Ended June 30,
	2022	2021
Revenues, net	$1,348.8	$874.1
Operating expenses:
Cost of revenues	493.3	297.6
Selling, general and administrative costs	379.8	314.0
Depreciation and amortization	352.0	261.9
Restructuring and impairment	30.9	118.6
Other operating (income) expense, net	(38.3)	15.3
Total operating expenses	1,217.7	1,007.4
Income (loss) from operations	131.1	(133.3)
Mark to market gain on financial instruments	(149.4)	(30.2)
Income (loss) before interest expense and income taxes	280.5	(103.1)
Interest expense and amortization of debt discount, net	121.8	75.9
Income (loss) before income taxes	158.7	(179.0)
Provision for income taxes	26.8	8.5
Net income (loss)	131.9	(187.5)
Dividends on preferred shares	37.4	—
Net income (loss) attributable to ordinary shares	$94.5	$(187.5)

Per share:
Basic	$0.14	$(0.31)
Diluted	$(0.07)	$(0.35)

Weighted average shares used to compute earnings per share:
Basic	678,348,003	606,795,733
Diluted	683,167,949	617,138,407
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In millions)

	Three Months Ended June 30,
	2022	2021
Net income (loss)	$62.4	$(131.5)
Other comprehensive income (loss), net of tax:
Interest rate swaps	3.8	0.2
Defined benefit pension plans	0.1	—
Foreign currency translation adjustment	(626.6)	46.9
Total other comprehensive (loss) income, net of tax	(622.7)	47.1
Comprehensive loss	$(560.3)	$(84.4)

	Six Months Ended June 30,
	2022	2021
Net income (loss)	$131.9	$(187.5)
Other comprehensive income (loss), net of tax:
Interest rate swaps	15.7	1.5
Defined benefit pension plans	0.1	—
Foreign currency translation adjustment	(861.7)	65.2
Total other comprehensive (loss) income, net of tax	(845.9)	66.7
Comprehensive loss	$(714.0)	$(120.8)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(In millions)

	Ordinary Shares		Preferred Shares		Treasury Shares		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	683.1	$11,827.9	14.4	$1,392.6	0.5	$(16.9)	$326.7	$(1,604.4)	$11,925.9
Reclassification of EBT Shares	(0.5)	—	—	—	—	—	—	—	—
Exercise of stock options	0.2	0.4	—	—	—	—	—	—	0.4
Vesting of restricted stock units	0.7	—	—	—	—	—	—	—	—
Shares returned to the Company for net share settlements	(0.4)	(5.4)	—	—	—	—	—	—	(5.4)
Share-based award activity	—	26.9	—	—	—	—	—	—	26.9
Repurchases of ordinary shares	(4.1)	—	—	—	4.1	(66.4)	—	—	(66.4)
Retirement of treasury shares	—	(34.8)	—	—	(2.1)	33.3	—	1.5	—
Sale of treasury shares	—	—	—	—	—	1.3	—	(0.7)	0.6
Dividends to preferred shareholders	—	—	—	—	—	—	—	(18.7)	(18.7)
Net income	—	—	—	—	—	—	—	69.5	69.5
Other comprehensive loss	—	—	—	—	—	—	(223.2)	—	(223.2)
Balance at March 31, 2022	679.0	$11,815.0	14.4	$1,392.6	2.5	$(48.7)	$103.5	$(1,552.8)	$11,709.6
Exercise of stock options	—	0.1	—	—	—	—	—	—	0.1
Vesting of restricted stock units	1.3	—	—	—	—	—	—	—	—
Shares returned to the Company for net share settlements	(0.4)	(5.3)	—	—	—	—	—	—	(5.3)
Share-based award activity	—	23.6	—	—	—	—	—	—	23.6
Repurchases of ordinary shares	(6.6)	—	—	—	6.6	(108.6)	—	—	(108.6)
Retirement of treasury shares	—	(132.5)	—	—	(8.6)	141.7	—	(9.2)	—
Sale of treasury shares	—	—	—	—	—	—	—	0.3	0.3
Dividends to preferred shareholders	—	—	—	—	—	—	—	(18.7)	(18.7)
Net income	—	—	—	—	—	—	—	62.4	62.4
Other comprehensive income	—	—	—	—	—	—	(622.7)	—	(622.7)
Balance at June 30, 2022	673.3	$11,700.9	14.4	$1,392.6	0.5	$(15.6)	$(519.2)	$(1,518.0)	$11,040.7
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(In millions)

	Ordinary Shares		Preferred Shares		Treasury Shares		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	606.3	$9,989.2	—	$—	6.3	$(196.0)	$492.4	$(1,250.8)	$9,034.8
Exercise of Private Placement Warrants	0.2	3.6	—	—	—	—	—	—	3.6
Exercise of stock options	0.8	5.1	—	—	—	—	—	—	5.1
Shares returned to the Company for net share settlements	(0.4)	(4.5)	—	—	—	—	—	—	(4.5)
Issuance of ordinary shares, net	4.4	105.5	—	—	—	—	—	—	105.5
Share-based award activity	—	10.5	—	—	—	—	—	—	10.5
Net income (loss)	—	—	—	—	—	—	—	(56.0)	(56.0)
Other comprehensive income	—	—	—	—	—	—	19.6	—	19.6
Balance at March 31, 2021	611.3	$10,109.4	—	$—	6.3	$(196.0)	$512.0	$(1,306.8)	$9,118.6
Exercise of stock options	1.6	9.7	—	—	—	—	—	—	9.7
Vesting of restricted stock units	0.5	—	—	—	—	—	—	—	—
Shares returned to the Company for net share settlements	(0.8)	(17.2)	—	—	—	—	—	—	(17.2)
Issuance of ordinary shares, net	206.0	5,780.9	—	—	—	—	—	—	5,780.9
Share-based award activity	—	12.9	—	—	—	—	—	—	12.9
Repurchase of ordinary shares	—	—	—	—	(177.2)	(5,052.2)	—	—	(5,052.2)
Retirement of treasury shares	(177.2)	(5,052.2)	—	—	177.2	5,052.2	—	—	—
Issuance of preferred shares, net	—	—	14.4	1,393.2	—	—	—	—	1,393.2
Net income (loss)	—	—	—	—	—	—	—	(131.5)	(131.5)
Other comprehensive income	—	—	—	—	—	—	47.1	—	47.1
Balance at June 30, 2021	641.4	$10,843.5	14.4	$1,393.2	6.3	$(196.0)	$559.1	$(1,438.3)	$11,161.5

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended June 30,
	2022	2021
Cash Flows From Operating Activities
Net income (loss)	$131.9	$(187.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	352.0	261.9
Deferred income taxes	(0.9)	(0.6)
Share-based compensation	47.2	18.8
Restructuring and impairment	(1.0)	69.6
Loss (gain) on foreign currency forward contracts	5.7	(1.9)
Mark to market adjustment on contingent shares	—	(25.1)
Mark to market gain on financial instruments	(149.4)	(30.2)
Amortization of debt issuance costs	7.6	4.7
Other operating activities	(39.3)	9.0
Changes in operating assets and liabilities:
Accounts receivable	53.8	108.7
Prepaid expenses	(26.9)	(7.9)
Other assets	(24.8)	51.9
Accounts payable	(8.8)	5.9
Accrued expenses and other current liabilities	(150.3)	49.6
Deferred revenues	(29.5)	(38.3)
Operating lease right of use assets	14.5	11.8
Operating lease liabilities	(11.1)	(40.3)
Other liabilities	(6.1)	1.6
Net cash provided by operating activities	164.6	261.7

Cash Flows From Investing Activities
Capital expenditures	(89.1)	(62.0)
Acquisitions, net of cash acquired	(9.3)	0.4
Acquisition of cost method investment	(5.0)	—
Net cash used in investing activities	(103.4)	(61.6)

Cash Flows From Financing Activities
Proceeds from issuance of debt	—	2,000.0
Principal payments on term loan	(14.3)	(14.3)
Payment of debt issuance costs and discounts	(2.1)	(4.4)
Proceeds from issuance of preferred shares	—	1,393.2
Proceeds from issuance of ordinary shares	—	728.8
Proceeds from issuance of treasury shares	0.9	—
Repurchases of ordinary shares	(175.0)	—
Cash dividends on preferred shares	(37.7)	—
Proceeds from stock options exercised	0.5	14.8
Payments related to finance lease	(1.0)	—
Payments related to tax withholding for stock-based compensation	(10.7)	(21.7)
Net cash (used in) provided by financing activities	(239.4)	4,096.4
Effects of exchange rates	(36.5)	5.0

Net (decrease) increase in cash and cash equivalents	$(71.2)	$2,301.9
Net (decrease) increase in restricted cash	(143.5)	1,999.6
Net (decrease) increase in cash and cash equivalents, and restricted cash	(214.7)	4,301.5

CLARIVATE PLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended June 30,
	2022	2021

Beginning of period:
Cash and cash equivalents	$430.9	$257.7
Restricted cash	156.7	14.7
Total cash and cash equivalents, and restricted cash, beginning of period	587.6	272.4

End of period:
Cash and cash equivalents	359.7	2,559.6
Restricted cash	13.2	2,014.3
Total cash and cash equivalents, and restricted cash, end of period	$372.9	$4,573.9

Supplemental Cash Flow Information:
Cash paid for interest	$113.4	$69.7
Cash paid for income tax	$23.7	$12.6
Capital expenditures included in accounts payable	$23.8	$3.8

Non-Cash Financing Activities:
Shares issued to Capri Acquisition Topco Limited	—	5,052.2
Retirement of treasury shares	(175.0)	(5,052.2)
Shares issued as contingent stock consideration associated with the DRG acquisition	—	61.6
Shares issued as contingent stock consideration associated with the CPA Global acquisition	—	43.9
Dividends accrued on our 5.25% Series A Mandatory Convertible Preferred Shares	6.2	—
Total Non-Cash Financing Activities	$(168.8)	$105.5

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
As the conflict in Ukraine continues to evolve, we are closely monitoring the current and potential impact on our business, our people, and our clients. Given the levying of sanctions, regional instability, geopolitical shifts, and other potential adverse effects on macroeconomic conditions, security conditions, currency exchange, and financial markets, the short and long-term implications of Russia’s invasion of Ukraine are not possible to predict. We do not expect any direct impacts to our business to be material, but we are not currently able to predict any indirect impacts on the global economy and how those could negatively affect our business in the future. However, revenue growth was slightly impacted by our decision to cease commercial operations in Russia in March 2022. We continue to monitor any evolving impacts of this conflict and its effects on the global economy and geopolitical landscape.

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
In July 2021, the FASB issued ASU 2021-05, Leases (Topic 842) Lessors – Certain Leases with Variable Lease Payments, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities as well as disclosing key information about leasing transactions. This guidance is effective for all entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years for public business entities. The Company adopted the ASU 2021-05 at January 1, 2022, and the adoption did not have a material impact on our Condensed Consolidated Financial Statements.
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
There were no other new accounting standards or updates issued or effective as of June 30, 2022, that have, or are expected to have, a material impact on our Condensed Consolidated Financial Statements.

Note 4: Business Combinations
Acquisition of ProQuest
On December 1, 2021, we acquired 100% of ProQuest, a leading global software, data and analytics provider to academic, research and national institutions, and its subsidiaries from Cambridge Information Group (“CIG”), Atairos and certain other equity holders (collectively, the “Seller Group”). The aggregate consideration in connection with the closing of the ProQuest acquisition was $5,002.3, net of $52.5 cash acquired. The aggregate consideration was composed of (i) $1,094.9 from the issuance of 46.9 million ordinary shares to the Seller Group and (ii) approximately $3,959.9 in cash, including approximately $917.5 to fund the repayment of ProQuest debt.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, ratios or as noted)

Issuance of 46.9 million shares(1)	$1,094.9
Cash consideration(2)	3,959.9
Total purchase price	5,054.8
Cash acquired(3)	(52.5)
Total purchase price, net of cash acquired	$5,002.3

(1) Based on the Company’s closing share price of $23.34 on November 30, 2021.
(2) Total cash consideration of $3,959.9 includes a base cash consideration of $3,988.0, less working capital adjustments of $31.7, less closing indebtedness adjustments of $36.6, plus closing cash consideration of $40.2.

(3) Cash acquired includes $52.5 of total cash acquired, less $2.0 of restricted cash acquired.
The excess of the purchase price over the net tangible and intangible assets is recorded to Goodwill and primarily reflects the assembled workforce and expected synergies. The majority of goodwill is deductible for tax purposes. During the three and six months ended June 30, 2022, total transaction costs incurred in connection with the acquisition of ProQuest were $3.6 and $9.3, respectively. Total transaction costs during the three and six months ended June 30, 2021 were $10.0 and $10.1, respectively. The ProQuest acquisition is reported as part of the Science Segment, see Note 18 - Segment Information for further details.

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

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, ratios or as noted)

	Original Purchase Price Allocation	Measurement Period Adjustments	Updated Purchase Price Allocation
Accounts receivable	$113.5	$1.2	$114.7
Prepaid expenses	22.3	0.9	23.2
Other current assets	23.7	—	23.7
Property and equipment, net	62.3	2.9	65.2
Other intangible assets(1)	3,534.7	(1.0)	3,533.7
Other non-current assets	18.0	—	18.0
Deferred income taxes	3.5	—	3.5
Operating lease right-of-use assets	28.4	—	28.4
Total assets	$3,806.4	$4.0	$3,810.4
Accounts payable	17.1	—	17.1
Accrued expenses and other current liabilities	136.8	(3.7)	133.1
Current portion of long-term debt	1.1	—	1.1
Current portion of deferred revenue	335.2	—	335.2
Current portion of operating lease liabilities	8.0	—	8.0
Long-term debt	33.4	—	33.4
Deferred income taxes	58.6	0.3	58.9
Non-current portion of deferred revenue	6.8	—	6.8
Other non-current liabilities	89.2	2.1	91.3
Operating lease liabilities	23.1	—	23.1
Total liabilities	709.3	(1.3)	708.0
Fair value of acquired identifiable assets and liabilities	$3,097.1	$5.3	$3,102.4

Purchase price, net of cash	$4,994.3	$8.0	$5,002.3
Less: Fair value of acquired identifiable assets and liabilities	3,097.1	5.3	3,102.4
Goodwill	$1,897.2	$2.7	$1,899.9

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
The identifiable intangible assets acquired are amortized on a straight-line basis over their estimated useful lives. The following table summarizes the estimated fair value of ProQuest's identifiable intangible assets acquired and their remaining amortization period (in years):

	Fair Value as of December 1, 2021	Remaining Range of Years
Customer relationships	$2,773.0	17-23
Technology & databases	709.3	5-17
Trade names	45.7	2-10
Total identifiable intangible assets	$3,528.0

Unaudited pro forma information for the Company for the relevant periods presented as if the acquisition had occurred January 1, 2020 is as follows:

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, ratios or as noted)

Three Months Ended June 30,
2021
Pro forma revenues, net	$681.1
Pro forma net loss attributable to the Company's shareholders	(146.0)

Six Months Ended June 30,
2021
Pro forma revenues, net	$1,329.2
Pro forma net loss attributable to the Company's shareholders	(217.8)

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
The unaudited pro forma results include certain pro forma adjustments to net loss that were directly attributable to the acquisition, assuming the acquisition had occurred on January 1, 2020, including the following: (i) additional amortization expense that would have been recognized relating to the acquired intangible assets, (ii) adjustments to interest expense to reflect the removal of ProQuest debt and the additional Company borrowings in conjunction with the acquisition, and (iii) acquisition-related transaction costs incurred by the Company during the three and six months ended June 30, 2021 described above.

Note 5: Leases
The Company has multiple agreements to sublease operating lease right of use assets and recognized $0.7 of sublease income for both the three months ended June 30, 2022 and 2021, and $1.5 of sublease income for both the six months ended June 30, 2022 and 2021, within Selling, general and administrative costs in the Condensed Consolidated Statements of Operations.
On December 1, 2021, Clarivate closed its acquisition of ProQuest. As part of the acquisition, the Company assumed a finance lease. Refer to Note 6 - Property and Equipment, Net, Note 11 - Debt, and Note 20 - Related Party Transactions for further information.
In connection with the Company's digital workplace transformation initiative and other integration activities to enable colleagues to work remotely, the Company has ceased the use of select leased sites. See Note 21 - Restructuring and Impairment for further information.

Note 6: Property and Equipment, Net
Property and equipment, net consisted of the following:

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, ratios or as noted)

	June 30,	December 31,
	2022	2021
Computer hardware	$48.2	$45.5
Leasehold improvements	16.3	11.6
Furniture, fixtures and equipment	37.9	34.7
Capital office leases - finance lease asset	31.0	30.5
Other	2.1	2.3
Total property and equipment, gross	135.5	124.6
Accumulated depreciation	(58.7)	(40.8)
Total property and equipment, net	$76.8	$83.8

Depreciation amounted to $9.8 and $3.3 for the three months ended June 30, 2022 and 2021, respectively, and $20.4 and $6.6 for the six months ended June 30, 2022 and 2021, respectively. There were no impairments related to leasehold improvements during the three and six months ended June 30, 2022, compared to $4.2 and $5.2 for the three and six months ended June 30, 2021.

Note 7: Other Intangible Assets, net and Goodwill
Other Intangible Assets, net
The following tables summarize the gross carrying amounts and accumulated amortization of the Company’s identifiable intangible assets by major class:

	June 30, 2022			December 31, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Finite-lived intangible assets
Customer relationships	$7,825.3	$(659.4)	$7,165.9	$8,279.1	$(514.8)	$7,764.3
Databases and content	2,619.2	(679.6)	1,939.6	2,577.1	(591.0)	1,986.1
Computer software	736.1	(363.2)	372.9	733.1	(320.1)	413.0
Trade names	60.8	(15.4)	45.4	62.1	(10.5)	51.6
Backlog	29.0	(16.8)	12.2	29.1	(13.0)	16.1
Finite-lived intangible assets	11,270.4	(1,734.4)	9,536.0	11,680.5	(1,449.4)	10,231.1
Indefinite-lived intangible assets
Trade names	161.3	—	161.3	161.3	—	161.3
Total intangible assets	$11,431.7	$(1,734.4)	$9,697.3	$11,841.8	$(1,449.4)	$10,392.4
Amortization amounted to $165.8 and $127.0 for the three months ended June 30, 2022 and 2021, respectively, and $331.6 and $255.3 for the six months ended June 30, 2022 and 2021, respectively.

Goodwill
The change in the carrying amount of goodwill is shown below:

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, ratios or as noted)

	Science Segment	Intellectual Property Segment	Consolidated Total
Balance as of December 31, 2021	$3,326.9	$4,578.0	$7,904.9
Measurement Period Adjustments(1)	5.8	—	5.8
Impact of foreign currency fluctuations(2)	(8.7)	(368.3)	(377.0)
Balance as of June 30, 2022	$3,324.0	$4,209.7	$7,533.7
(1) Includes $5.8 in purchase accounting adjustments recorded in 2022, of which $2.7 were related to the ProQuest acquisition. See Note 4 - Business Combinations for further information.
(2) The impact of foreign currency fluctuations was primarily driven by changes in the GBP/USD translation rate as of June 30, 2022 compared to December 31, 2021. Approximately half of the Company's Goodwill and Other intangible assets are denominated in GBP.

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
For additional information on our outstanding Term Loan and related hedging, see Note 11 - Debt and Item 3. Qualitative and Quantitative Disclosures about Market Risk.
Changes in fair value are recorded in accumulated other comprehensive income (loss) ("AOCI") and the amounts reclassified out of AOCI are recorded to Interest expense and amortization of debt discount, net. The fair value of the interest rate swaps is recorded in other current assets or accrued expenses and other current liabilities and other non-current assets or liabilities in the Condensed Consolidated Balance Sheets, according to the duration of related cash flows. The fair value of the interest rate swaps was an asset of $17.9 and $2.0 as of June 30, 2022 and December 31, 2021, respectively.

Foreign Currency Forward Contracts
The Company periodically enters into foreign currency contracts to help manage the Company’s exposure to foreign exchange rate risks. These contracts generally do not exceed 180 days in duration. The Company recognized (loss) gains from the mark to market adjustment of $(5.7) and $0.8 for the three months ended June 30, 2022 and 2021, respectively, and $(12.4) and $1.8 for the six months ended June 30, 2022 and 2021, respectively, in Other operating (income) expense, net on the Condensed Consolidated Statements of Operations. The principal amount of outstanding foreign currency contracts was $194.9 and $216.7 as of June 30, 2022 and December 31, 2021, respectively.
The Company accounts for these forward contracts at fair value and recognizes the associated realized and unrealized gains and losses in Other operating (income) expense, net in the Condensed Consolidated Statements of Operations, as the contracts are not designated as accounting hedges under the applicable sections of ASC 815, Derivatives and Hedging. The total fair value of the forward contracts represented an asset balance of $0.1 and $2.2 and a liability balance of $4.3 and $0.7 as of June 30, 2022 and December 31, 2021, respectively, which was classified within Other current assets and Accrued expenses and other current liabilities, respectively, on the Condensed Consolidated Balance Sheets. See Note 9 - Fair Value Measurements for additional information related to the fair value of derivative instruments.

Note 9: Fair Value Measurements
Assets and Liabilities Recorded at Fair Value on a Recurring Basis

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, ratios or as noted)
The following table provides a summary of the Company’s assets and liabilities that were recognized at fair value on a recurring basis as at June 30, 2022 and December 31, 2021:

	June 30, 2022
	Level 2	Level 3	Total Fair Value
Assets
Forward currency contracts asset	$0.1	$—	$0.1
Interest rate swap asset	17.9	—	17.9
	$18.0	$—	$18.0
Liabilities
Warrant liability	—	78.4	78.4
CPA Global Equity Plan liability - current	9.0	—	9.0
Forward currency contracts liability	4.3	—	4.3
Total	$13.3	$78.4	$91.7

	December 31, 2021
	Level 2	Level 3	Total Fair Value
Assets
Forward currency contracts asset	$2.2	$—	$2.2
Interest rate swap asset	2.0		2.0
	$4.2	$—	$4.2
Liabilities
Warrant liability	—	227.8	227.8
CPA Global Equity Plan liability - current	152.4	—	152.4
Forward currency contracts liability	0.7	—	0.7
Total	$153.1	$227.8	$380.9
Private Placement Warrants - The following table summarizes the changes in the Private Placement Warrants liability for the three and six months ended June 30, 2022 and 2021:

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, ratios or as noted)

Balance at December 31, 2021	$227.8
Mark to market gain on financial instruments	(100.4)
Exercise of Private Placement Warrants	—
Balance at March 31, 2022	$127.4
Mark to market gain on financial instruments	(49.0)
Exercise of Private Warrants	—
Balance at June 30, 2022	$78.4

Balance at December 31, 2020	$312.8
Mark to market gain on financial instruments	(51.2)
Exercise of Private Placement Warrants	(3.6)
Balance at March 31, 2021	$258.0
Mark to market loss on financial instruments	21.0
Exercise of Private Warrants	—
Balance at June 30, 2021	$279.0
There were no transfers of assets or liabilities between levels during the three and six months ended June 30, 2022 and 2021.
Non-Financial Assets Valued on a Non-Recurring Basis
Right of Use Asset — The Company recorded a non-cash impairment charge to reduce the carrying value of operating lease right of use asset by $6.2 and $28.6 for the three months ended June 30, 2022 and 2021, respectively, and $6.2 and $69.6 for the six months ended June 30, 2022 and 2021, respectively. Additionally, the Company incurred $0.2 and $0 in lease termination fees for the three months ended June 30, 2022 and 2021, respectively, and $0.4 and $3.1 during the six months ended June 30, 2022 and 2021, respectively. Fair value assumptions including sublease probabilities and the present value factor were used in the impairment calculation.

Note 10: Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities, consisted of the following as of June 30, 2022 and December 31, 2021:

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, ratios or as noted)

	June 30,	December 31,
	2022	2021
CPA Global Equity Plan liability(1)	$9.0	$152.4
Employee related accruals(2)	113.6	150.6
Accrued professional fees(3)	40.7	39.4
Accrued legal liability(4)	67.9	79.0
Tax related accruals(5)	39.5	28.5
Accrued royalty costs(6)	66.0	71.3
Other accrued expenses and other current liabilities(7)	164.4	158.4
Total accrued expenses and other current liabilities	$501.1	$679.6

(1) See Note 9 - Fair Value Measurements and Note 14 - Share-based Compensation for further information.
(2) Employee related accruals include accrued payroll, bonus and employee commissions.
(3) Professional and outside service-related fees include accrued legal fees, audit fees, outside services, technology, and contractor fees.
(4) Of the balance as of June 30, 2022 and December 31, 2021, management estimated the Company's potential liability for the larger legal claims is $60.4 and $60.5, respectively, which includes estimated legal costs and accrued interest. See Note 19 - Commitments and Contingencies for further information with respect to the probable claim reserves.

(5) Tax related accruals include value-added taxes payable and other current taxes payable.
(6) Represents accrued royalty costs associated with licensee agreements.
(7) Includes current liabilities due to customers, interest payable, and miscellaneous other current liabilities. As of June 30, 2022 and December 31, 2021, we recognized $6.2 and $6.5, respectively of accrued preferred share dividends.

Note 11: Debt
The following table is a summary of the Company’s debt:

		June 30, 2022		December 31, 2021
Type	Maturity	Effective Interest Rate	Carrying Value	Effective Interest Rate	Carrying Value
Senior Notes	2029	4.875%	$921.4	4.875%	$921.4
Senior Secured Notes	2028	3.875%	921.2	3.875%	921.2
Revolving Credit Facility	2027	4.375%	175.0	3.359%	175.0
Term Loan Facility	2026	4.666%	2,804.5	3.860%	2,818.8
Senior Secured Notes	2026	4.500%	700.0	4.500%	700.0
Finance lease(1)	2023	3.800%	29.8	3.800%	30.8
Total debt outstanding			5,551.9		5,567.2
Debt issuance costs			(42.7)		(47.1)
Term Loan Facility (2026), Senior Notes (2029), Senior Secured Notes (2028), discounts			(30.6)		(33.2)
Short-term debt, including current portion of Long-term debt			(57.1)		(30.6)
Long-term debt, net of current portion and debt issuance costs			$5,421.5		$5,456.3

(1) See Note 5 - Leases for additional information.

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

On March 31, 2022, the Company’s direct and indirect subsidiaries that are borrowers or guarantors under the Credit Agreement dated as of October 31, 2019, (the "Credit Agreement") entered into an amendment thereto, pursuant to which the total revolving credit commitments thereunder were further increased by $400.0 to $750.0 in the aggregate and the maturity date for revolving credit commitments was extended to March 31, 2027, subject to a “springing” maturity date that is 90 days prior to the maturity date of (i) the term loans outstanding under the Credit Agreement as of the date of the amendment or (ii) the 4.50% senior secured notes due in 2026 and issued by Camelot Finance S.A. (but only to the extent such term loans or senior secured notes have not, prior thereto, been refinanced or extended to have a maturity date of no earlier than 90 days after March 31, 2027).
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
As of June 30, 2022, letters of credit totaling $6.3 were collateralized by the Revolving Credit Facility. Notwithstanding the Revolving Credit Facility, the Company had an unsecured corporate guarantee outstanding for $10.5 and cash collateralized letters of credit totaling $2.6 as of June 30, 2022, all of which were not collateralized by the Revolving Credit Facility.
Term Loan Facility (2026)
The Company has a Term Loan Facility of $2,860.0 due in 2026, which was fully drawn at closing. The principal amount of the Term Loan Facility is repaid by the Company on the last Business Day of each March, June, September and December, in an amount equal to 0.25% of the aggregate outstanding amount. As of June 30, 2022, we had $2,804.5 outstanding on our Term Loan Facility.
Senior Secured Notes (2026)

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
The carrying value of the Company’s variable interest rate debt, excluding unamortized debt issuance costs, approximates fair value due to the short-term nature of the interest rate benchmark rates. The fair value of the fixed rate debt is estimated based on market observable data for debt with similar prepayment features. The fair value of the Company’s debt was $5,015.8 and $5,595.5 at June 30, 2022 and December 31, 2021, respectively. The debt is considered a Level 2 liability under the fair value hierarchy.

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
•Transactional and other revenues. Transactional and other revenues are earned under contracts for specific deliverables that are typically quoted on a product, data set or project basis and often derived from repeat customers, including customers that also generate subscription-based revenues. Transactional and other revenues may involve sales to the same customer on multiple occasions but with different products or services comprising the order. Other revenues relate to professional services including implementation for software and software as a service ("SaaS") subscriptions. These contracts vary in length from several months to years for multi-year projects. Revenue is recognized over time utilizing a reasonable measure of progress depicting the satisfaction of the related performance obligation. Other revenues also includes one-time perpetual archive license revenues.
The following table presents the Company’s revenues by transaction type based on revenue recognition pattern for the periods presented:

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, ratios or as noted)

	Three Months Ended June 30,
	2022	2021(1)
Subscription revenues	$407.4	$243.4
Re-occurring revenues	112.0	113.7
Transactional and other revenues	168.0	90.0
Total revenues, gross	687.4	447.1
Deferred revenues adjustment (2)	(0.8)	(1.4)
Total revenues, net	$686.6	$445.7

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

	Six Months Ended June 30,
	2022	2021(1)
Subscription revenues	$811.2	$482.4
Re-occurring revenues	226.5	223.2
Transactional and other revenues	311.7	172.9
Total revenues, gross	1,349.4	878.5
Deferred revenues adjustment(2)	(0.6)	(4.4)
Total revenues, net	$1,348.8	$874.1

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

Contract Balances

	Accounts receivable, net	Current portion of deferred revenues	Non-current portion of deferred revenues
Opening (January 1, 2022)	$906.4	$1,030.4	$54.2
Closing (June 30, 2022)	812.4	956.7	50.3
Decrease / (increase)	$94.0	$73.7	$3.9

Opening (January 1, 2021)	$737.7	$707.3	$41.4
Closing (June 30, 2021)	628.1	664.9	48.1
Decrease / (increase)	$109.6	$42.4	$(6.7)
The amount of revenue recognized in the period that was included in the opening deferred revenues balances was $628.5 and $377.9 for the six months ended June 30, 2022 and 2021, respectively. This revenue consists primarily of subscription revenues.
Transaction Price Allocated to the Remaining Performance Obligation
As of June 30, 2022, approximately $126.8 of revenue is expected to be recognized in the future from remaining performance obligations, excluding contracts with a duration of one year or less. The Company expects to recognize revenue

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, ratios or as noted)
on approximately 58.6% of these performance obligations over the next 12 months. Of the remaining 41.4%, 23.3% is expected to be recognized within the following year, 11.4% is expected to be recognized within three to five years, with the final 6.7% expected to be recognized within six to ten years.

Note 13: Shareholders’ Equity
As of June 30, 2022, there were unlimited shares of ordinary stock authorized, 673.8 million shares issued and 673.3 million shares outstanding, with no par value. The Company held 0.5 million and 0.5 million shares as treasury shares as of June 30, 2022 and December 31, 2021, respectively. The Company’s ordinary shareholders are entitled to one vote per share.
DRG Acquisition Shares
In connection with the DRG acquisition, 2.9 million ordinary shares of the Company were issued to Piramal Enterprises Limited ("PEL") in March 2021.
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
As of June 30, 2022, we recognized $6.2 of accrued preferred share dividends within Accrued expenses and other current liabilities. While the dividends on the MCPS are cumulative, they will not be paid until declared by the Company’s Board of Directors. If the dividends are not declared, they will continue to accumulate until paid, due to a backstop contained in the agreement (even if never declared).
Treasury Shares
CPA Global Acquisition Shares - During the six months ended June 30, 2022, 41.7 thousand shares held in the Employee Benefit Trust ("EBT"), established for the CPA Global Equity Plan, were sold at an average net price per share of $15.01 to fund the payment to the respective employees. Given the original share value of $30.99 as of the date of the acquisition, an associated loss was recognized within the Condensed Consolidated Statement of Changes in Equity in the amount of $0.7.
During January 2021, the Company issued 1.5 million ordinary shares to Redtop Holdings Limited pursuant to a hold-back clause within the purchase agreement for a total of $43.9, which was satisfied. See Note 19 - Commitments and Contingencies for additional details.
Share Repurchase Program and Share Retirements - In August 2021, the Company's Board of Directors authorized a share repurchase program allowing the Company to purchase up to $250.0 of its outstanding ordinary shares, subject to market conditions. In February 2022, the Company's Board of Directors approved the purchase of up to $1,000.0 of the Company's ordinary shares through open-market purchases, to be executed through December 31, 2023. The February 2022 repurchase program replaces the repurchase program previously announced in August 2021. During the six months ended June 30, 2022, the Company repurchased 10.7 million ordinary shares with a total carrying value of $175.0 which were subsequently retired and restored as authorized but unissued ordinary shares. Upon formal retirement and in accordance with ASC Topic 505, Equity, the Company reduced its ordinary shares account by the carrying amount of the treasury shares. Additionally, given the differences of the original repurchase share value and the value at the time of formal retirements, an associated loss was recognized within the Consolidated Statement of Changes in Equity in the amount of $7.7. As of June 30, 2022, the Company had approximately $825.0 of availability remaining under this program. A summary of the ordinary shares repurchased and retired during the six months ended June 30, 2022 is as follows:

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, ratios or as noted)

Six Months Ended June 30,
(in millions)	2022
Total number of shares repurchased	10.7
Average price paid per share	$16.33
Total	$175.0

Total shares retired	10.7
Average price paid per share	$16.33
Total	$175.0

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, ratios or as noted)
Note 14: Share-based Compensation
The Company grants share-based awards under the Clarivate Plc 2019 Incentive Award Plan ("the "Plan"). As of June 30, 2022, approximately 36.3 million shares of the Company’s ordinary shares were available for share-based awards. The Plan provides for the issuance of stock options, restricted stock units ("RSUs") and performance share units ("PSUs"). Share-based compensation expense is recorded to the “Cost of revenues’ and “Selling, general and administrative” line items on the accompanying Condensed Consolidated Statements of Operations. Total share-based compensation expense for the three and six months ended June 30, 2022, and 2021 comprised of the following:

	Three Months Ended June 30, 2022
	Stock Options	RSUs	PSUs	CPA Global Equity Plan	Total
Cost of revenues	$—	$7.5	$0.1	$(0.2)	$7.4
Selling, general and administrative costs	—	12.6	0.9	0.8	14.3
Total share-based compensation expense	$—	$20.1	$1.0	$0.6	$21.7

	Six Months Ended June 30, 2022
	Stock Options	RSUs	PSUs	CPA Global Equity Plan	Total
Cost of revenues	$—	$17.1	$0.3	$(0.6)	$16.8
Selling, general and administrative costs	—	28.8	1.9	0.9	31.6
Total share-based compensation expense	$—	$45.9	$2.2	$0.3	$48.4

	Three Months Ended June 30, 2021
	Stock Options	RSUs	PSUs	CPA Global Equity Plan	Total
Cost of revenues	$0.1	$4.4	$0.2	$13.1	$17.8
Selling, general and administrative costs	0.4	9.6	1.2	29.2	40.4
Total share-based compensation expense	$0.5	$14.0	$1.4	$42.3	$58.2

	Six months ended June 30, 2021
	Stock Options	RSUs	PSUs	CPA Global Equity Plan	Total
Cost of revenues	$0.1	$8.2	$0.3	$22.2	$30.8
Selling, general and administrative costs	0.4	15.2	2.4	48.4	66.4
Total share-based compensation expense	$0.5	$23.4	$2.7	$70.6	$97.2

The following table summarizes the Company’s existing share-based compensation awards program activity for the six months ended June 30, 2022, and 2021, respectively (in millions):

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, ratios or as noted)

	Six Months Ended June 30, 2022
	Stock Options	RSUs	PSUs
Balance at December 31, 2021	4.8	4.5	1.4
Granted	—	4.5	0.9
Exercised/Vested	(0.2)	(2.0)	—
Forfeited/Unexercised	(0.1)	(0.4)	(0.1)
Balance at June 30, 2022	4.5	6.6	2.2

Total remaining unearned compensation costs	—	72.1	9.4

Weighted average remaining service period	0 years	1.43 years	1.69 years

	Six months ended June 30, 2021
	Stock Options	RSUs	PSUs
Balance at December 31, 2020	7.9	1.8	0.9
Granted	—	2.2	0.5
Vested	(2.4)	(0.5)	—
Forfeited	—	(0.2)	—
Balance at June 30, 2021	5.5	3.3	1.4

Total remaining unearned compensation costs	—	52.1	10.7

Weighted average remaining service period	0 years	1.41 years	2.04 years

Note 15: Income Taxes
During the three months ended June 30, 2022 and 2021, the Company recognized an income tax provision of $10.5 on income before income tax of $72.9 and $8.2 on loss before income tax of $123.3, respectively. During the six months ended June 30, 2022 and 2021, the Company recognized an income tax provision of $26.8 on income before income tax of $158.7 and $8.5 on loss before income tax of $179.0, respectively. The effective tax rate was 16.9% for the six months ended June 30, 2022, as compared to 4.7% for the six months ended June 30, 2021. The effective tax rate was 14.4% for the three months ended June 30, 2022, as compared to 6.7% for the three months ended June 30, 2021. The overall increase in tax expense is primarily due to the pre-tax book income, the acquisition of ProQuest, the higher mark to market gain on the private warrants, and reflects the change in the mix of taxing jurisdictions in which pre-tax profits and losses were recognized.

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
Potential ordinary shares on a gross basis of 9.7 million and 10.1 million options, RSUs, and PSUs related to the 2019 Incentive Award Plan were excluded from diluted EPS for the six months ended June 30, 2022 and 2021, respectively, as their inclusion would have been anti-dilutive or their performance metric was not met. Potential ordinary shares on a gross basis of 10.1 million and 27.9 million options, RSUs, and PSUs related to the 2019 Incentive Award Plan were excluded from diluted EPS for the three months ended June 30, 2022 and 2021, respectively, as their inclusion would have been anti-

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, ratios or as noted)
dilutive or their performance metric was not met. See Note 13 - Shareholders’ Equity and Note 14 - Share-based Compensation for additional information.
The potential dilutive effect of our MCPS outstanding during the period was calculated using the if-converted method assuming the conversion as of the earliest period reported or at the date of issuance, if later. The resulting weighted-average ordinary shares of 55.3 million related to our MCPS are not included in the dilutive weighted-average ordinary shares outstanding calculation for the three and six months ended June 30, 2022, as their effect would be anti-dilutive.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, ratios or as noted)
The basic and diluted EPS computations for our ordinary shares are calculated as follows:

	Three Months Ended June 30,
	2022	2021
Basic EPS
Net income (loss) available to ordinary shareholders	$62.4	$(131.5)
Dividends on preferred shares	18.7	—
Net income (loss) attributable to ordinary shares	$43.7	$(131.5)

Basic weighted-average number of ordinary shares outstanding	674.3	611.1
Basic EPS	$0.06	$(0.22)

Diluted EPS
Net income (loss) attributable to ordinary shares	$43.7	$(131.5)
Change in fair value of private placement warrants	(46.8)	—
Net income (loss) attributable to ordinary shares, diluted	$(3.1)	$(131.5)

Denominator:
Shares used in computing net income (loss) attributable to per share to ordinary shareholders, basic	674.3	611.1
Weighted-average effect of potentially dilutive shares to purchase ordinary shares	4.1	—
Diluted weighted-average number of ordinary shares outstanding	678.4	611.1
Diluted EPS	$(0.00)	$(0.22)

	Six Months Ended June 30,
	2022	2021
Basic EPS
Net income (loss) available to ordinary shareholders	$131.9	$(187.5)
Dividends on preferred shares	37.4	—
Net income (loss) attributable to ordinary shares	$94.5	$(187.5)

Basic weighted-average number of ordinary shares outstanding	678.3	606.8
Basic EPS	$0.14	$(0.31)

Diluted EPS
Net income (loss) attributable to ordinary shares	$94.5	$(187.5)
Change in fair value of private placement warrants	(141.7)	(30.1)
Net income (loss) attributable to ordinary shares, diluted	$(47.2)	$(217.6)

Denominator:
Shares used in computing net income (loss) attributable to per share to ordinary shareholders, basic	678.3	606.8
Weighted-average effect of potentially dilutive shares to purchase ordinary shares	4.9	10.3
Diluted weighted-average number of ordinary shares outstanding	683.2	617.1
Diluted EPS	$(0.07)	$(0.35)

Note 17: Other Operating (Income) Expense, Net

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, ratios or as noted)
Other operating (income) expense, net, consisted of the following for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021
Net foreign exchange (gain) loss	$(23.5)	$(0.2)
Miscellaneous (income) expense, net	(1.1)	(0.7)
Other operating (income) expense, net	$(24.6)	$(0.9)

	Six Months Ended June 30,
	2022	2021
Net foreign exchange (gain) loss	$(43.9)	$15.8
Miscellaneous expense (income), net	5.6	(0.5)
Other operating (income) expense, net	$(38.3)	$15.3

Note 18: Segment Information
The Chief Executive Officer is the Company’s Chief Operating Decision Maker (“CODM”). The CODM evaluates segment performance based primarily on revenue and segment Adjusted EBITDA, as described below. The CODM does not review assets by operating segment for the purposes of assessing performance or allocating resources.
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

Revenues, net by segment

The following table summarizes revenue by reportable segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Science Segment	$448.2	$202.3	$868.6	$393.6
Intellectual Property Segment	238.4	243.4	480.2	480.5
Total Revenues, net	$686.6	$445.7	$1,348.8	$874.1

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, ratios or as noted)

Adjusted EBITDA by segment
The following table presents segment profitability and a reconciliation to net income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Science Segment Adjusted EBITDA	$175.2	$100.7	$326.4	$191.3
Intellectual Property Segment Adjusted EBITDA	99.2	88.3	210.3	162.5
Total Adjusted EBITDA	$274.4	$189.0	$536.7	$353.8
Provision for income taxes	(10.5)	(8.2)	(26.8)	(8.5)
Depreciation and amortization	(175.6)	(130.3)	(352.0)	(261.9)
Interest expense and amortization of debt discount, net	(62.3)	(38.5)	(121.8)	(75.9)
Mark to market gain (loss) on financial instruments(1)	49.0	(21.0)	149.4	30.2
Deferred revenues adjustment(2)	(0.8)	(1.4)	(0.6)	(4.4)
Transaction related costs(3)	(5.1)	(13.9)	(11.8)	9.0
Share-based compensation expense	(22.1)	(58.2)	(59.1)	(97.2)
Restructuring and impairment(4)	(19.2)	(50.7)	(30.9)	(118.6)
Other(5)	34.6	1.7	48.8	(14.0)
Net income (loss)	$62.4	$(131.5)	$131.9	$(187.5)
Dividends on preferred shares	(18.7)	—	(37.4)	—
Net income (loss) attributable to ordinary shares	$43.7	$(131.5)	$94.5	$(187.5)

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

(3) Includes costs incurred to complete business combination transactions, including acquisitions, dispositions and capital market activities and include advisory, legal, and other professional and consulting costs. During the six months ended June 30, 2021, this also includes the mark-to-market adjustments on the contingent stock consideration associated with the CPA Global and DRG acquisitions.

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
Our best estimate of the Company's potential liability for the larger legal claims is $60.4, which includes estimated legal costs and accrued interest. The recorded probable loss is an estimate and the actual costs arising from our litigation could be materially lower or higher. We have and will continue to vigorously defend ourselves against these claims. We maintain appropriate levels of insurance, which we expect are likely to provide coverage for some of these liabilities or other losses that may arise from these litigation matters.
Between January and March 2022, three putative securities class action complaints were filed in the United States District Court for the Eastern District of New York against Clarivate and certain of its executives and directors alleging that there were weaknesses in the Company’s internal controls over financial reporting and financial reporting procedures that it failed to disclose in violation of federal securities law. The complaints, which were consolidated into a single proceeding on May 18, 2022, collectively seek damages on behalf of a putative class of shareholders who acquired Clarivate securities between November 10, 2020 and February 2, 2022, and/or acquired Clarivate preferred shares in connection with a June 9, 2021 offering. The complaints reference an error in the accounting treatment of an equity plan included in the Company’s 2020 business combination with CPA Global that was disclosed on December 27, 2021, and related restatements issued on February 3, 2022 of certain of the Company's previously issued financial statements. On June 7, 2022, a class action was filed in Pennsylvania state court in the Court of Common Pleas of Philadelphia asserting claims under the Securities Act of 1933, based on substantially similar allegations, with respect to alleged misstatements and omissions in the offering documents for two issuances of Clarivate ordinary shares on June 9, 2021 and September 9, 2021. Clarivate does not believe that the claims alleged in the complaints have merit and will vigorously defend against them. Given the early stage of the proceedings, we are unable to estimate the reasonably possible loss or range of loss, if any, arising from these matters.
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
As of June 30, 2022 and December 31, 2021, there were no outstanding contingent liabilities.

Note 20: Related Party Transactions
The Company incurred expenses of $0.3 for both the three months ended June 30, 2022 and 2021, and $0.4 and $0.5 during the six months ended June 30, 2022 and 2021, respectively, associated with two vendors that are controlled affiliates of Baring. The outstanding liability as of June 30, 2022 and December 31, 2021 related to these vendors was $0.4 and $0.3, respectively.
The Company recognized net revenues of $1.4 and $0.2 during the three months ended June 30, 2022 and 2021, respectively, and $2.0 and $0.8 during the six months ended June 30, 2022 and 2021, respectively, from a customer that is a controlled affiliate of Onex. The Company had outstanding receivables of $0.3 as of June 30, 2022.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, ratios or as noted)
During the three and six months ended June 30, 2022, two controlled affiliates of Leonard Green & Partners, L.P. were customers of ours. From these two customers, respectively, the Company recognized net revenues of $0.1 and $0.1 during both the three and six months ended June 30, 2022. These customers had no outstanding receivables as of June 30, 2022. During the three and six months ended June 30, 2021, three controlled affiliates of Leonard Green & Partners, L.P. were customers of ours. From these three customers, respectively, the Company recognized net revenues of $0.1, $11.0 and $0.0 during the three months ended June 30, 2021 and $0.1, $20.6 and $0.1 during the six months ended June 30, 2021. These customers had outstanding receivables of $0.0, $71.0 and $0.1, respectively, as of December 31, 2021.
The Company incurred expenses of $2.3 and $4.5 during the three and six months ended June 30, 2022, respectively, associated with a vendor that is a controlled affiliate of Leonard Green & Partners, L.P. The outstanding liability as of June 30, 2022 related to this vendor was $4.7. The Company incurred expenses of $7.9, $2.0 and $0.4 during the three months ended June 30, 2021, and $15.5, $2.0 and $0.6 during the six months ended June 30, 2021, associated with three vendors, respectively, that were controlled affiliates of Leonard Green & Partners, L.P. There was no outstanding liability as of December 31, 2021 related to these vendors.
One of our independent directors has an immediate family member who is a member of management for one of our customers. The Company recognized net revenues of $1.1 and $0.3 for the three months ended June 30, 2022 and 2021, respectively, and $1.3 and $0.5 during the six months ended June 30, 2022 and 2021, respectively, from this customer and had $1.7 receivables outstanding as of June 30, 2022 and $0.1 outstanding as of December 31, 2021.
One of our independent directors is also a director on the board of one of Clarivate’s customers. The Company recognized net revenues of $0.2 and $0.3 during the three and six months ended June 30, 2022, respectively, from this customer and had $0.1 of receivables outstanding as of June 30, 2022.
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
On December 1, 2021, Clarivate closed its acquisition of ProQuest from CIG, Atairos and certain other equity holders (the "Seller Group"). The aggregate consideration included $1,094.9 from the issuance of 46.9 million ordinary shares to the Seller Group. As part of the acquisition, and as a result, CIG is a related party to Clarivate. Clarivate assumed a Finance lease in which CIG is the Lessor as part of the acquisition. For the three and six months ended June 30, 2022, interest expense of $0.3 and $0.6, respectively, and amortization of the Finance lease right of use asset ("ROU") of $3.8 and $7.7, respectively, is reflected in the Condensed Consolidated Statements of Operations. The Finance lease ROU asset of $31.0 is presented within Property, Plant, and Equipment (see Note 6 - Property and Equipment, Net) and the corresponding lease liability of $29.8 is treated as an item of indebtedness (see Note 11 - Debt) within the Condensed Consolidated Balance Sheet.

Note 21: Restructuring and Impairment
One Clarivate Program
During the second quarter 2021, the Company approved a restructuring plan to streamline operations within targeted areas of the Company. The program is expected to result in a reduction in operational costs, with the primary cost savings driver being from a reduction in workforce. Components of the pre-tax charges include $5.5 and $2.0 in severance costs incurred during the three months ended June 30, 2022 and 2021, respectively. Costs incurred during the six months ended June 30, 2022 and 2021 include $11.1 and $2.0 in severance costs, respectively. The Science and IP segments incurred $3.9 and $1.6 of the expense, respectively, during the three months ended June 30, 2022 and $7.1 and $4.1, respectively, during the six

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, ratios or as noted)
months ended June 30, 2022. The Science and IP Segments incurred $0.7 and $1.3 of the expense, respectively, during the three and six months ended June 30, 2021.
ProQuest Acquisition Integration Program
During the fourth quarter 2021, the Company approved a restructuring plan to streamline operations within targeted areas of the Company. The program is expected to result in a reduction in operational costs, with the primary cost savings driver being from a reduction in workforce. Components of the pre-tax charges include $7.7 and $12.0 in severance costs and $6.3 and $8.1 in other costs incurred during the three and six months ended June 30, 2022, respectively. The Science and IP segments incurred $7.8 and $6.2 of the expense, respectively, during the three months ended June 30, 2022 and $12.6 and $7.5, respectively, during the six months ended June 30, 2022.
Other Restructuring Programs
During 2020 and the fourth quarter 2019, we engaged a strategic consulting firm to assist us in optimizing our structure and cost base. As a result, we implemented several cost-saving and margin improvement programs designed to generate substantial incremental cash flows including the Operation Simplification and Optimization Program, the DRG Acquisition Integration Program and the CPA Global Acquisition Integration and Optimization Program. The costs associated with these programs were substantially complete as of June 30, 2022. Components of the pre-tax charges include $(1.1) and $24.2 in severance costs and $0.7 and $24.5 in other costs incurred during the three months ended June 30, 2022 and 2021, respectively. Costs incurred during the six months ended June 30, 2022 and 2021 include $(0.7) and $46.4 in severance costs, respectively, and $0.2 and $70.2 in other costs, respectively. The Science and IP segments incurred $(0.2) and $(0.2) of the expense, respectively, during the three months ended June 30, 2022 and $(0.3) and $(0.2) during the six months ended June 30, 2022. The Science and IP Segments incurred $13.9 and $25.7 of the expense, respectively, during the three months ended June 30, 2021 and $37.0 and $67.4, respectively, during the six months ended June 30, 2021.
The table below summarizes the activity related to the restructuring reserves across each of Clarivate's cost-saving programs.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, ratios or as noted)

Restructuring Programs	Severance and Related Benefit Costs	Costs Associated with Exit and Disposal Costs(1)	Total
Reserve Balance as of December 31, 2021	$28.3	$0.7	$29.0
Expenses recorded(2)	10.3	1.4	11.7
Payments made	(23.7)	(0.5)	(24.2)
Noncash items	(0.1)	0.5	0.4
Reserve Balance as of March 31, 2022	$14.8	$2.1	$16.9
Expenses recorded(2)	12.1	7.1	19.2
Payments made	(10.9)	(2.2)	(13.1)
Noncash items	(2.5)	(5.9)	(8.4)
Reserve Balance as of June 30, 2022	$13.5	$1.1	$14.6

Reserve Balance as of December 31, 2020	$25.7	$3.8	$29.5
Expenses recorded(2)	22.2	45.7	67.9
Payments made	(15.9)	(4.2)	(20.1)
Noncash items	(1.4)	(40.9)	(42.3)
Reserve Balance as of March 31, 2021	$30.6	$4.4	$35.0
Expenses recorded(2)	26.2	24.5	50.7
Payments made	(10.6)	(22.8)	(33.4)
Asset Impairment Charge	—	(2.7)	(2.7)
Reserve Balance as of June 30, 2021	$46.2	$3.4	$49.6
(1) Relates primarily to lease exit costs and legal and advisory fees. Certain prior period amounts were revised for both the three months ended March 31, 2021 and June 30, 2021 to properly reflect certain cash payments previously omitted or classified as Noncash items.

(2) Expenses include the acceleration of phantom equity awards under the CPA Global Equity Plan that were held by employees whose employment was involuntarily terminated. These expenses will be paid in cash and are accounted for as a liability award.

The following table is a summary of charges incurred related to the Company's restructuring programs for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,
	2022	2021
Severance and related benefit costs	$12.1	$26.2
Costs associated with exit and disposal activities(1)	0.3	1.8
Costs associated with lease exit costs including impairment(2)	6.8	22.7
Total restructuring and impairment	$19.2	$50.7

	Six Months Ended June 30,
	2022	2021
Severance and related benefit costs	$22.4	$48.4
Costs associated with exit and disposal activities(1)	2.0	2.3
Costs associated with lease exit costs including impairment(2)	6.5	67.9
Total restructuring and impairment	$30.9	$118.6
(1) Relates primarily to contract exit costs, legal and advisory fees.
(2) Relates primarily to lease exit costs.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, ratios or as noted)
Lease Impairments
The Company evaluates long-lived assets for indicators of impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company considers a triggering event to have occurred upon exiting a facility if the expected undiscounted cash flows for the sublease period are less than the carrying value of the assets group. An impairment charge is recorded in the excess of each operating lease ROU asset's carrying amount over its estimated fair value. In connection with the Company's digital workplace transformation initiative to enable colleagues to work remotely, the Company ceased the use of select leased sites during the six months ended June 30, 2022 and 2021. As a result, the Company recorded a non-cash impairment charge to restructuring and impairment within the Condensed Consolidated Statement of Operations based on the estimate of future recoverable cash flows of $6.2 and $28.6 for the three months ended June 30, 2022 and 2021, respectively, and $6.2 and $69.6 for the six months ended June 30, 2022 and 2021, respectively. Additionally, the Company incurred $0.2 and $0.0 in lease termination fees during the three months ended June 30, 2022 and 2021, respectively, and $0.4 and $3.1 during the six months ended June 30, 2022 and 2021, respectively.
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

	June 30, 2022	December 31, 2021
Long-term severance payable	$7.4	$8.6

Note 22: Subsequent Events
On July 11, 2022, the Company announced that Jonathan Gear had assumed the role of Chief Executive Officer-Elect effective as of July 11, 2022, and was joining the Board of Directors, which was increased from 13 to 14 members. Mr. Gear will become the Chief Executive Officer of the Company on September 1, 2022. Jerre Stead, who has served as Executive Chair and Chief Executive Officer of the Company since 2019, is retiring from his Chief Executive Officer role effective September 1, 2022 and will continue as the non-executive Chair of the Board of Directors of the Company.
In August 2022, the Company entered into interest rate swap arrangements with counterparties to reduce its exposure to variability in cash flows relating to interest payments on $780 of its outstanding Term loan arrangements in total. These swaps mature in October 2026. The Company is in the process of evaluating these arrangements and intends to apply hedge accounting treatment, similar to its currently existing interest rate swap agreements.
Management has evaluated the impact of events that have occurred subsequent to June 30, 2022. Based on this evaluation, other than disclosed within these Condensed Consolidated Financial Statements and related notes, the Company has determined no other events were required to be recognized or disclosed.

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
Acquisition of ProQuest
On December 1, 2021, we acquired 100% of ProQuest, a leading global software, data and analytics provider to academic, research and national institutions, and its subsidiaries from Cambridge Information Group (“CIG”), Atairos and certain other equity holders (collectively, the “Seller Group”). The aggregate consideration in connection with the closing of the ProQuest acquisition was $4,994.3, net of $52.5 cash acquired. The aggregate consideration was composed of (i) $1,094.9 from the issuance of 46.9 million ordinary shares to the Seller Group and (ii) approximately $3,959.9 in cash.
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
Adjusted EBITDA, Adjusted EBITDA margin, Free Cash Flow and Adjusted Free Cash Flow are financial measures that are not prepared in accordance with U.S. generally accepted accounting principles (“non-GAAP”). Although we believe these measures are useful for investors for the same reasons, we recommend users of the financial statements note these measures are not a substitute for GAAP financial measures or disclosures.
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
We monitor ACV because it represents a leading indicator of the potential subscription revenues that may be generated from our existing customer base over the upcoming 12-month period. Measurement of subscription revenues as a key operating metric is particularly relevant because a majority of our revenues are generated through subscription-based and re-occurring revenues, which accounted for 75.6% and 79.9% of our total revenues for the three months ended June 30, 2022 and 2021 and 76.9% and 80.2% for the six months ended June 30, 2022 and 2021, respectively. We calculate and monitor ACV for each of our segments and use the metric as part of our evaluation of our business and trends.
The amount of actual subscription revenues that we earn over any 12-month period are likely to differ from ACV at the beginning of that period, sometimes significantly. This may occur for numerous reasons, including subsequent changes in annual revenue renewal rates, impact of price increases (or decreases), cancellations, upgrades and downgrades, and acquisitions and divestitures.
We calculate the ACV on a constant currency basis to exclude the effect of foreign currency fluctuations.
The following table presents ACV as of the dates indicated:

	June 30,		Change(1)
	2022	2021	2022 vs. 2021
Annualized Contract Value	$1,625.9	$924.4	$701.5	75.9%
(1) The change in ACV is primarily due to the acquisition of ProQuest in December 2021, supplemented by organic ACV growth of 3.8%.
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
The impact of upgrades, new subscriptions and product price increases is reflected in ACV, but not in annual revenue renewal rates. Our annual revenue renewal rates were 91.3% and 90.8% for the six months ended June 30, 2022 and 2021, respectively.

Free Cash Flow and Adjusted Free Cash Flow

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

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)
Results of Operations
Revenues, net
Total Revenue
Revenues, net of $686.6 for the three months ended June 30, 2022, increased by $240.9, or 54.0%, from $445.7 for the three months ended June 30, 2021. On a constant currency basis, Revenues, net increased by $266.8, or 59.9% for the three months ended June 30, 2022. Revenues, net of $1,348.8 for the six months ended June 30, 2022, increased by $474.7, or 54.3%, from $874.1 for the six months ended June 30, 2021. On a constant currency basis, Revenues, net increased by $513.7, or 58.8% for the six months ended June 30, 2022. Organic revenue growth was slightly impacted by our decision to cease commercial operations in Russia in March 2022.

Revenue by Transaction Type

The following tables present the amounts of our subscription, re-occurring and transactional and other revenues for the periods indicated, as well the drivers of the variances between periods, including as a percentage of such revenues.

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
	Three Months Ended June 30,		Total Variance (Dollars)	Total Variance (Percentage)	Acquisitions	FX Impact	Organic
(in millions, except percentages)	2022	2021(1)
Subscription revenues	$407.4	$243.4	$164.0	67.4%	68.9%	(5.4)%	3.8%
Re-occurring revenues	112.0	113.7	(1.7)	(1.5)%	—%	(8.2)%	6.7%
Transactional and other revenues	168.0	90.0	78.0	86.7%	85.6%	(3.9)%	5.0%
Deferred revenues adjustment(2)	(0.8)	(1.4)	0.6	42.9%	(42.9)%	—%	—%
Revenues, net	$686.6	$445.7	$240.9	54.0%	55.1%	(5.8)%	4.8%

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

On a constant currency basis, subscription revenues increased by $177.1, or 72.8%. Acquisitive subscription growth was primarily generated from the ProQuest Transaction. Organic subscription revenues increased primarily due to price increases and the benefit of net installations in prior year.

On a constant currency basis, re-occurring revenues increased by $7.6, or 6.7%. Organic re-occurring revenues increased primarily due to increases in patent renewal volumes and improvements in yield per case.
On a constant currency basis, transactional and other revenues increased by $81.5, or 90.6%. Acquisitive transactional growth was primarily generated from the ProQuest Transaction. Organic transactional and other revenues increased due to an increase in back file and custom data sales.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
	Six Months Ended June 30,		Total Variance (Dollars)	Total Variance (Percentage)	Acquisitions	FX Impact	Organic
(in millions, except percentages)	2022	2021(1)
Subscription revenues	$811.2	$482.4	$328.8	68.2%	68.8%	(4.0)%	3.3%
Re-occurring revenues	226.5	223.2	3.3	1.5%	—%	(6.5)%	8.0%
Transactional and other revenues	311.7	172.9	138.8	80.3%	79.7%	(3.1)%	3.7%
Deferred revenues adjustment(2)	(0.6)	(4.4)	3.8	86.4%	(86.4)%	—%	—%
Revenues, net	$1,348.8	$874.1	$474.7	54.3%	54.2%	(4.5)%	4.6%

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

On a constant currency basis, subscription revenues increased by $347.9, or 72.1%. Acquisitive subscription growth was primarily generated from the ProQuest Transaction. Organic subscription revenues increased primarily due to price increases and the benefit of net installations in prior year.
On a constant currency basis, re-occurring revenues increased by $17.8, or 8.0%. Organic re-occurring revenues increased primarily due to increases in patent renewal volumes and improvements in yield per case.
On a constant currency basis, transactional and other revenues increased by $144.2, or 83.4%. Acquisitive transactional growth was primarily generated from the ProQuest Transaction. Organic transactional and other revenues increased due to an increase in custom data sales.

Revenue by Geography
The below tables present our revenues split by geographic region, separating the impacts of the deferred revenues adjustment:

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
	Three Months Ended June 30,		Total Variance (Dollars)	Total Variance (Percentage)	Acquisitions	FX Impact	Organic
(in millions, except percentages)	2022	2021
Americas	$384.5	$221.4	$163.1	73.7%	71.8%	(2.2)%	4.0%
Europe/Middle East/Africa	178.6	133.5	45.1	33.8%	41.0%	(9.3)%	2.0%
Asia Pacific	124.3	92.2	32.1	34.8%	33.6%	(9.4)%	10.6%
Deferred revenues adjustment(1)	(0.8)	(1.4)	0.6	42.9%	(42.9)%	—%	—%
Revenues, net	$686.6	$445.7	$240.9	54.0%	55.1%	(5.8)%	4.8%

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

Acquisitive growth for all regions was primarily related to the ProQuest Transaction. On a constant currency basis, Americas revenues increased by $167.9, or 75.8%, with organic growth due to improved subscription and re-occurring revenues. Re-occurring revenues increased primarily due to increases in patent renewal volumes and improvements in yield per case. On a constant currency basis, Europe/Middle East/Africa revenues increased by $57.5, or 43.1%, primarily due to acquisitive growth and improved re-occurring and transactional and other revenues. On a constant currency basis, Asia

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)
Pacific revenues increased by $40.8, or 44.3%, primarily due to acquisitive growth and balanced growth across the Science Group and IP Group among subscription, re-occurring and transactional and other revenues.

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
	Six Months Ended June 30,		Total Variance (Dollars)	Total Variance (Percentage)	Acquisitions	FX Impact	Organic
(in millions, except percentages)	2022	2021
Americas	$744.8	$424.6	$320.2	75.4%	70.7%	(1.8)%	6.5%
Europe/Middle East/Africa	356.1	265.6	90.5	34.1%	40.8%	(7.0)%	0.3%
Asia Pacific	248.5	188.3	60.2	32.0%	32.6%	(6.9)%	6.3%
Deferred revenues adjustment(1)	(0.6)	(4.4)	3.8	86.4%	(86.4)%	—%	—%
Revenues, net	$1,348.8	$874.1	$474.7	54.3%	54.2%	(4.5)%	4.6%

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

Acquisitive growth for all regions was primarily related to the ProQuest Transaction. On a constant currency basis, Americas revenues increased by $327.7, or 77.2%, with organic growth due to improved subscription, re-occurring and transactional and other revenues. Transactional and other revenues increased primarily due to improved custom data sales. On a constant currency basis, Europe/Middle East/Africa revenues increased by $109.1, or 41.1%, primarily due to acquisitive growth. On a constant currency basis, Asia Pacific revenues increased by $73.1, or 38.8%, primarily due to acquisitive growth and improved subscription and re-occurring revenues.

Revenue by Segment
The following tables, and the discussions that follow, present our revenues by segment for the periods indicated.

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
	Three Months Ended June 30,		Total Variance (Dollars)	Total Variance (Percentage)	Acquisitions	FX Impact	Organic
(in millions, except percentages)	2022	2021
Science Segment	$448.2	$202.3	$245.9	121.6%	121.0%	(4.9)%	5.5%
IP Segment	$239.2	$244.8	$(5.6)	(2.3)%	—%	(6.5)%	4.2%
Deferred revenues adjustment(1)	$(0.8)	$(1.4)	$0.6	42.9%	(42.9)%	—%	—%
Revenues, net	$686.6	$445.7	$240.9	54.0%	55.1%	(5.8)%	4.8%

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

Science Segment: On a constant currency basis, revenues increased by $255.9, or 126.5%. Acquisitive growth was generated from the ProQuest Transaction. Organic subscription revenue growth reflects the benefit of price increases and net installations in prior year. Transactional and other revenues growth is primarily due to stronger back file and custom data sales.

Intellectual Property Segment: On a constant currency basis, revenues increased by $10.3, or 4.2%. Organic revenues, on a constant currency basis, grew due to growth in re-occurring revenues primarily due to volume and yield per case growth and transactional and other revenues primarily due to improved trademark search volumes.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
	Six Months Ended June 30,		Total Variance (Dollars)	Total Variance (Percentage)	Acquisitions	FX Impact	Organic
(in millions, except percentages)	2022	2021
Science Segment	$868.6	$393.6	$475.0	120.7%	119.4%	(3.7)%	5.0%
IP Segment	480.8	484.9	(4.1)	(0.8)%	—%	(5.1)%	4.2%
Deferred revenues adjustment(1)	(0.6)	(4.4)	3.8	86.4%	(86.4)%	—%	—%
Revenues, net	$1,348.8	$874.1	$474.7	54.3%	54.2%	(4.5)%	4.6%

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

Science Segment: On a constant currency basis, revenues increased by $489.4, or 124.3%, primarily due to acquisitive growth and organic subscription and transactional and other revenues growth. Acquisitive growth was primarily generated from the ProQuest Transaction. Organic revenues, on a constant currency basis, increased primarily due to subscription revenues due to price increases, new business and the benefit of net installations in prior year and transactional and other revenues increased due to custom data sales.

Intellectual Property Segment: On a constant currency basis, revenues increased by $20.5, or 4.2%. Organic revenues, on a constant currency basis, increased primarily due to growth in re-occurring revenues from patent renewal volumes and yield and subscription revenues due to price increases, new business and the benefit of net installations in prior year.

Operating Expenses
The following table presents certain of our operating expense line item amounts and their associated percentage of revenue:

	Three Months Ended June 30,		Change 2022 vs. 2021		Six Months Ended June 30,		Change 2022 vs. 2021
(in millions, except percentages)	2022	2021	$	%	2022	2021	$	%
Operating Expenses:
Cost of revenues	$244.1	$149.7	$94.4	63.1%	$493.3	$297.6	$195.7	65.8%
Selling, general and administrative costs	186.1	179.7	6.4	3.6%	379.8	314.0	65.8	21.0%
Total cost of revenues and selling, general and administrative costs	$430.2	$329.4	$100.8	30.6%	$873.1	$611.6	$261.5	42.8%

Depreciation and amortization expense	$175.6	$130.3	$45.3	34.8%	$352.0	$261.9	$90.1	34.4%

As a percentage of revenue:
Total cost of revenues and selling, general and administrative costs	62.7%	73.9%			64.7%	70.0%
Depreciation and amortization expense	25.6%	29.2%			26.1%	30.0%
Cost of Revenues
On a constant currency basis, cost of revenues increased by $104.9, or 70.1%, for the three months ended June 30, 2022. The increase for the three months ended June 30, 2022 was primarily due to an increase from the acquisition of ProQuest, which was acquired in December 2021 and has no prior year comparative amount. The increase was partially offset by a reduction in share-based compensation expenses related to phantom equity awards under the CPA Global Equity Plan. See Note 14 - Share-based Compensation for further information. Cost of revenues as a percentage of revenues, net increased by 2.0% to 35.6% for the three months ended June 30, 2022 compared to 33.6% for the three months ended June 30, 2021.
On a constant currency basis, cost of revenues increased by $206.3, or 69.3%, for the six months ended June 30, 2022. The increase for the six months ended June 30, 2022 was primarily due to an increase from the acquisition of ProQuest. The increase was partially offset by a reduction in people related costs primarily driven by the cost-saving and margin

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)
improvement programs designed to generate substantial incremental cash flow. See Note 21 - Restructuring and Impairment for further information. Cost of revenues as a percentage of revenues, net increased by 2.5% to 36.6% for the six months ended June 30, 2022 compared to 34.0% for the six months ended June 30, 2021.

Selling, General and Administrative
On a constant currency basis, selling, general and administrative expense increased by $14.9, or 8.3%, for the three months ended June 30, 2022, primarily due to additional expense from the acquisition of ProQuest. The increase was partially offset by a decrease in share-based compensation expense related to phantom equity awards under the CPA Global Equity Plan. Selling, general and administrative costs as a percentage of revenues, net decreased by 13.2% to 27.1% for the three months ended June 30, 2022 compared to 40.3% for the three months ended June 30, 2021, largely driven by the cost-saving and margin improvement programs designed to generate substantial incremental cash flow including the One Clarivate and ProQuest Acquisition Integration Programs.
On a constant currency basis, selling, general and administrative expense increased by $74.2, or 23.6%, for the six months ended June 30, 2022, primarily due to additional expense from the acquisition of ProQuest. The increase was also attributed to mark to market gains on contingent shares associated with the CPA Global and DRG acquisitions that settled in the first quarter of 2021. These increases were partially offset by a decrease in share-based compensation expense related to phantom equity awards under the CPA Global Equity Plan. Selling, general and administrative costs as a percentage of revenues, net decreased by 7.8% to 28.2% for the six months ended June 30, 2022 compared to 35.9% for the six months ended June 30, 2021, largely driven by the cost-saving and margin improvement programs designed to generate substantial incremental cash flow including the One Clarivate and ProQuest Acquisition Integration Programs.

Depreciation and amortization
The increase for the three and six months ended June 30, 2022 was driven by the additional depreciation and amortization on assets acquired through the ProQuest Transaction. This increase was partially offset by run-off of previously purchased capital assets.
Restructuring and Impairment

	Three Months Ended June 30,		Change 2022 vs. 2021		Six Months Ended June 30,		Change 2022 vs. 2021
	2022	2021	$	%	2022	2021	$	%
Restructuring and impairment	$19.2	$50.7	$(31.5)	(62.1)%	$30.9	$118.6	$(87.7)	(73.9)%
The decrease for the three and six months ended June 30, 2022 was primarily driven by wind down of expenses associated with the CPA Global Acquisition Integration and Optimization Program, DRG Acquisition Integration Program, and Operation Simplification and Optimization Program, which were substantially complete as of June 30, 2022. The decrease was partially offset by the cost-saving and margin improvement programs designed to generate substantial incremental cash flow including the One Clarivate and ProQuest Acquisition Integration Programs. See Note 21 - Restructuring and Impairment for further information.
The following table summarizes the total costs incurred to date and expected costs to be incurred in a future period for each program.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)

	Total Costs Incurred to Date	Costs Expected to be Incurred in Future Periods
One Clarivate Program	$31.2	$5.0
ProQuest Acquisition Integration Program	22.1	30.0
Other Restructuring Programs:
CPA Global Acquisition Integration and Optimization Program	127.7	—
DRG Acquisition Integration Program	6.7	—
Operation Simplification and Optimization Program	44.5	—
Total Other Restructuring Programs	$178.9	$—
Other Operating (Income) Expense, Net

	Three Months Ended June 30,		Change 2022 vs. 2021		Six Months Ended June 30,		Change 2022 vs. 2021
	2022	2021	$	%	2022	2021	$	%
Other operating (income) expense, net	$(24.6)	$(0.9)	$23.7	2,633.3%	$(38.3)	$15.3	$53.6	350.3%
The fluctuations for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021, respectively, were primarily driven by the consolidated impact of the remeasurement of the assets and liabilities of our Company that are denominated in currencies other than each relevant entity’s functional currency, with the largest impacts derived from transactions denominated in GBP.
Mark to Market (gain) loss on Financial Instruments

	Three Months Ended June 30,		Change 2022 vs. 2021		Six Months Ended June 30,		Change 2022 vs. 2021
	2022	2021	$	%	2022	2021	$	%
Mark to market (gain) loss on financial instruments	$(49.0)	$21.0	$70.0	333.3%	$(149.4)	$(30.2)	$119.2	394.7%

The increase was driven by the change in the Company’s share price and its impact as an input to the Black-Scholes option valuation model for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021, respectively.

Interest Expense and amortization of debt discount, Net

	Three Months Ended June 30,		Change 2022 vs. 2021		Six Months Ended June 30,		Change 2022 vs. 2021
	2022	2021	$	%	2022	2021	$	%
Interest expense and amortization of debt discount, net	$62.3	$38.5	$23.8	61.8%	$121.8	$75.9	$45.9	60.5%
The increases were primarily attributed to the private placement offerings and subsequent exchange offers of our New Senior Secured Notes due 2028 and Senior Notes due 2029, which took place in the second and third quarter of 2021, respectively.
Provision (benefit) for Income Taxes
Provision for income taxes of $10.5 on pre-tax book income of $72.9 for the three months ended June 30, 2022, increased by $2.3 from a provision of $8.2 on a pre-tax book loss of $123.3 for the three months ended June 30, 2021. Provision for income taxes of $26.8 on pre-tax book income of $158.7 for the six months ended June 30, 2022, increased by $18.3 from a provision of $8.5 on a pre-tax book loss of $179.0 for the six months ended June 30, 2021. The effective tax rate was 16.9%

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)
for the six months ended June 30, 2022, as compared to 4.7% for the six months ended June 30, 2021. The overall increase in tax expense is due to the pre-tax book income, the higher mark to market gain on the private warrants, and reflects the change in the mix of taxing jurisdictions in which pre-tax profits and losses were recognized. The current quarter effective tax rate may not be indicative of our effective tax rates for future periods.
Dividends on Preferred Shares

	Three Months Ended June 30,		Change 2022 vs. 2021		Six Months Ended June 30,		Change 2022 vs. 2021
	2022	2021	$	%	2022	2021	$	%
Dividends on preferred shares	$18.7	$—	$18.7	100.0%	$37.4	$—	$37.4	100.0%

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
The following table presents our calculation of Adjusted EBITDA for the three and six months ended June 30, 2022 and 2021, and reconciles these measures to our net income (loss) for the same periods:

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except percentages)	2022	2021	2022	2021
Net income (loss) attributable to ordinary shares	$43.7	$(131.5)	$94.5	$(187.5)
Dividends on preferred shares	18.7	—	37.4	—
Net income (loss)	62.4	(131.5)	131.9	(187.5)
Provision for income taxes	10.5	8.2	26.8	8.5
Depreciation and amortization	175.6	130.3	352.0	261.9
Interest expense and amortization of debt discount, net	62.3	38.5	121.8	75.9
Deferred revenues adjustment(1)	0.8	1.4	0.6	4.4
Transaction related costs(2)	5.1	13.9	11.8	(9.0)
Share-based compensation expense	22.1	58.2	59.1	97.2
Restructuring and impairment(3)	19.2	50.7	30.9	118.6
Mark to market (gain) loss on financial instruments(4)	(49.0)	21.0	(149.4)	(30.2)
Other(5)	(34.6)	(1.7)	(48.8)	14.0
Adjusted EBITDA	$274.4	$189.0	$536.7	$353.8
Adjusted EBITDA margin	39.9%	42.3%	39.8%	40.3%

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

(2) Includes costs incurred to complete business combination transactions, including acquisitions, dispositions and capital market activities and include advisory, legal, and other professional and consulting costs. During the six months ended June 30, 2021, this also includes the mark-to-market adjustments on the contingent stock consideration associated with the CPA Global and DRG acquisitions.

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
The below table summarizes our total liquidity for the periods presented:

Total Liquidity	June 30,	December 31,
(in millions)	2022	2021
Cash and cash equivalents	$359.7	$430.9
Additional availability under revolving credit facility	568.7	168.9
	$928.4	$599.8
Unrestricted cash and cash equivalents was $359.7 and $430.9 as of June 30, 2022 and December 31, 2021, respectively. Restricted cash decreased from $156.7 as of December 31, 2021 to $13.2 as of June 30, 2022 primarily due to the payments in the first quarter of 2022 to respective employees via payroll from restricted cash related to the CPA Global Equity Plan. In the fourth quarter of 2021, the Company received cash from the sale of treasury shares from the Employee Benefit Trust established for the CPA Global Equity Plan in December 2021. As of June 30, 2022, we had $5,551.9 of total debt outstanding, consisting of $2,804.5 in borrowings under our term loan facility, $921.4 in outstanding principal of our senior notes due 2029, $921.2 in outstanding principal of our senior secured notes due 2028, $700.0 in outstanding principal of senior secured notes due 2026, $175.0 of borrowings under our revolving credit facility, and $29.8 related to a finance lease.
As of both June 30, 2022 and December 31, 2021, we had $175.0 outstanding on the revolving credit facility. Additional availability under the revolving credit facility as of June 30, 2022 and December 31, 2021 was $568.7 and $168.9, respectively, which is net of a letter of credit utilization of $6.3 and $6.1.
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
Refer to Note 11 - Debt in Item 1, Financial Statements and Supplementary Data, for additional information and a summary of amounts due under all of the outstanding borrowings as of June 30, 2022 and December 31, 2021.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)
In August 2021, the Company's Board of Directors authorized a share repurchase program allowing the Company to purchase up to $250.0 of its outstanding ordinary shares, subject to market conditions. In February 2022, the Company's Board of Directors approved the purchase of up to $1,000.0 of the Company's ordinary shares through open-market purchases, to be executed through December 31, 2023. The February 2022 repurchase program replaces the repurchase program previously announced in August 2021. During the six months ended June 30, 2022, the Company repurchased 10.7 million ordinary shares with a total carrying value of $175.0 which were subsequently retired and restored as authorized but unissued ordinary shares. Upon formal retirement and in accordance with ASC Topic 505, Equity, the Company reduced its ordinary shares account by the carrying amount of the treasury shares. Additionally, given the differences of the original repurchase share value and the value at the time of formal retirements, an associated loss was recognized within the Consolidated Statement of Changes in Equity in the amount of $7.7. As of June 30, 2022, the Company had approximately $825.0 of availability remaining under this program. See Note 13 - Shareholders’ Equity for additional information related to the Share Repurchase Program.
Cash Flows
The following table discloses our condensed consolidated cash flows provided by (used in) operating, investing and financing activities for the periods presented:

	Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$164.6	$261.7
Net cash used in investing activities	(103.4)	(61.6)
Net cash (used in) provided by financing activities	(239.4)	4,096.4
Effect of exchange rates	(36.5)	5.0
Net (decrease) increase in cash and cash equivalents, and restricted cash	$(214.7)	$4,301.5

Net (decrease) increase in cash and cash equivalents	$(71.2)	$2,301.9
Net (decrease) increase in restricted cash	(143.5)	1,999.6
Net (decrease) increase in cash and cash equivalents, and restricted cash	$(214.7)	$4,301.5

Cash and cash equivalents, beginning of period	$430.9	$257.7
Restricted cash, beginning of period	156.7	14.7
Cash and cash equivalents, and restricted cash beginning of the year	$587.6	$272.4

Cash and cash equivalents, end of period	$359.7	$2,559.6
Restricted cash, end of period	13.2	2,014.3
Cash and cash equivalents, and restricted cash end of the period	$372.9	$4,573.9

Cash Flows Provided by Operating Activities
Net cash provided by operating activities consists of net income (loss) adjusted for non-cash items, such as: depreciation and amortization of property and equipment and intangible assets, deferred income taxes, share-based compensation, mark to market adjustments on financial instruments, mark to market adjustment on contingent shares, deferred finance charges and for changes in net working capital assets and liabilities.
The decrease of $97.1 in net cash provided by operating activities was primarily due to payments in the first quarter of 2022 to respective employees via payroll from restricted cash related to the CPA Global Equity Plan and higher working capital requirements, partially offset by higher earnings attributable to increased revenues and a reduction in employee related costs driven by the cost-saving and margin improvement programs designed to generate substantial incremental cash flow.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)

Net Working Capital
	June 30, 2022	December 31, 2021	June 30, 2021	December 31, 2020
Current assets	$1,360.2	$1,637.2	$5,316.4	$1,147.6
Current liabilities	1,661.5	1,902.0	3,360.6	1,423.1
Net Working Capital	$(301.3)	$(264.8)	$1,955.8	$(275.5)

Cash Flows Used in Investing Activities
Cash used in investing activities are primarily for acquisitions and capital expenditures, while cash inflows are primarily proceeds from divestitures.
The $41.8 increase in cash used in investing activities was primarily due to increased capital expenditures associated with product development. Our capital expenditures in both 2022 and 2021 consisted primarily of capitalized labor, consulting and other costs associated with product development.
Cash Flows Used in Financing Activities
During the six months ended June 30, 2022, net cash used in financing activities was primarily driven by the use of $175.0 for repurchases of the Company's ordinary shares and $37.7 used for payment of cash dividends associated with our MCPS. During the six months ended June 30, 2021, net cash provided by financing activities was primarily related to the cash raised to finance the purchase price of the ProQuest acquisition in December 2021, which included: (i) the private placement offering of $1,000.0 in aggregate principal amount of Senior Secured Notes due 2028 and $1,000.0 in aggregate principal of Senior Notes due 2029, (ii) net proceeds of $1,393.2 from the issuance of our 5.25% Series A MCPS, and (iii) net proceeds of $728.8 from the ordinary shares that were issued and sold by the Company in June 2021.
Free Cash Flow and Adjusted Free Cash Flow (non-GAAP measures)
The following table reconciles Free cash flow and Adjusted free cash flow, which are non-GAAP measures, to net cash provided by operating activities:

	Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$164.6	$261.7
Capital expenditures	(89.1)	(62.0)
Free cash flow	$75.5	$199.7
Cash paid for CPA Global equity plan(1)	150.7	—
Cash paid for restructuring costs(2)	21.7	48.7
Cash paid for transaction related costs(3)	7.9	8.8
Cash paid for other costs(4)	2.3	1.3
Adjusted free cash flow	$258.1	$258.5

(1) Includes cash funded by a trust related to CPA Global equity plan payout upon vesting.
(2) Reflects cash payments for costs primarily related to restructuring and lease-exit activities associated with the One Clarivate, ProQuest and CPA Global Programs. The costs associated with the CPA Global program were substantially complete as of June 30, 2022.

(3) Includes cash paid for costs incurred to complete business combination transactions, which comprises of acquisitions, dispositions and capital market activities, as well as advisory, legal, and other professional and consulting costs.

(4) Includes cash paid for other costs that do not reflect our ongoing operating performance.
Adjusted free cash flow was consistent with the prior year period, primarily due to higher working capital requirements and increased capital spending, offset by higher earnings attributable to increased revenues, a reduction in employee related costs and the mark to market gain on financial instruments.

Debt Profile

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
Revolving Credit Facility
On March 31, 2022, the Company’s direct and indirect subsidiaries that are borrowers or guarantors under the Credit Agreement dated as of October 31, 2019, (the "Credit Agreement") entered into an amendment thereto, pursuant to which the total revolving credit commitments thereunder were further increased by $400.0 to $750.0 in the aggregate and the maturity date for revolving credit commitments was extended to March 31, 2027, subject to a “springing” maturity date that is 90 days prior to the maturity date of (i) the term loans outstanding under the Credit Agreement as of the date of the amendment or (ii) the 4.50% senior secured notes due in 2026 and issued by Camelot Finance S.A. (but only to the extent such term loans or senior secured notes have not, prior thereto, been refinanced or extended to have a maturity date of no earlier than 90 days after March 31, 2027).
Credit Facilities
The credit facilities are secured by substantially all of our assets and the assets of all of our U.S. restricted subsidiaries and certain of our non-U.S. subsidiaries, including those that are or may be borrowers or guarantors under the Credit Facilities, subject to customary exceptions. The credit facilities contain customary events of default and restrictive covenants that limit us from, among other things, incurring certain additional indebtedness, issuing preferred stock, making certain restricted payments and investments, certain transfers or sales of assets, entering into certain affiliate transactions or incurring certain liens. These credit facilities limitations are subject to customary baskets, including certain limitations on debt incurrence and issuance of preferred stock, subject to compliance with a consolidated coverage ratio of Consolidated EBITDA (as defined in the credit facilities), to interest and other fixed charges on certain debt (as defined in the credit facilities) of 2.00 to 1.00. In addition, the credit facilities require us to comply with a springing financial covenant pursuant to which, as of the first quarter of 2020, we must not exceed a total first lien net leverage ratio (as defined under the credit facilities) of 7.25 to 1.00, to be tested on the last day of any quarter only when more than 35% of the revolving credit facility (excluding (i) non-cash collateralized, issued and undrawn letters of credit in an amount up to $20.0 and (ii) any cash collateralized letters of credit) is utilized at such date. As of June 30, 2022, our consolidated coverage ratio was 5.34 to 1.00 and our consolidated leverage ratio was 4.30 to 1.00. As of the date of this Report, we are in compliance with the covenants in the credit facilities.
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
The following table presents the average of the quarterly weighted average exchange rates of the currencies, which have the most significant impact on our business:

Rate for 1 USD	Three Months Ended June 30,			Six Months Ended June 30,
Currency:	2022	2021	Percentage Change	2022	2021	Percentage Change
GBP	$0.80	$0.72	11%	$0.77	$0.72	7%
EUR	0.94	0.83	13%	0.92	0.83	11%
JPY	129.66	109.46	18%	123.02	107.71	14%
Interest Rate Risk
Our interest rate risk arises primarily from our borrowings at floating interest rates. Borrowings under our credit facilities are subject to floating base interest rates, plus a margin. As of June 30, 2022, we had $2,979.5 of floating rate debt outstanding under our credit facilities, consisting of borrowings under the revolving and term loan facilities. For the term loan facility, the base rate is one-month LIBOR (subject to a floor of 0.00% for $1,228.5 and 1.00% for $1,576.0), which was at 1.79% at June 30, 2022, or Prime plus a margin of 2.25% per annum, as applicable depending on the borrowing. For the revolving credit facility, the base interest rate is at Term SOFR, plus a 0.1% SOFR adjustment, plus 3.25% per annum (or 2.75% per annum, based on first lien leverage ratios) or Prime plus a margin of 2.25% per annum, as applicable depending on the borrowing. The interest rate margins under our credit facilities will decrease upon the achievement of certain first lien net leverage ratios (as the term is used in the Credit Agreement). Of the total debt outstanding under our credit facilities, we hedged $448.8 of our principal amount of our floating rate debt using interest rate swaps. As a result, $2,530.7 of our outstanding borrowings effectively bore interest at floating rates. A 0.125 basis point increase or decrease in the applicable base interest rate under our credit facilities would have an impact of $0.5 and $0.9 on our cash interest expense for the three and six months ended June 30, 2022.

For additional information on our outstanding debt and related hedging, see Item 1. Financial Statements and Supplementary Data - Notes to the Condensed Consolidated Financial Statements - Note 8 - Derivative Instruments, Note 11 - Debt, and Note 22 - Subsequent Events.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to ensure reasonable assurance that the information required to be disclosed in the reports required to be filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Remediation Progress of Previously Identified Material Weakness
To address the previously reported material weakness in internal control over financial reporting related to the communication of modifications to pre-existing compensation agreements in an acquisition transaction, as disclosed in Part II, Item 9A in our 2021 Annual Report on Form 10-K, we designed and implemented new control activities to identify and communicate the inventory of pre-existing compensation agreements in an acquisition transaction, and any modifications of such agreements, to the accounting department through the transaction close date to ensure the inventory includes the current version of the agreements.
To address the previously reported material weakness in internal control over financial reporting related to the tax balances associated with the opening balance sheet of acquired entities, as disclosed in Part II, Item 9A in our 2021 Annual Report on Form 10-K, we designed and implemented enhanced control activities to operate periodically during the measurement period to allow for an appropriate review of the tax balances.
The control activities described above were designed and implemented during the first quarter of 2022.
Changes in Internal Control Over Financial Reporting
There were no changes in Clarivate’s internal control over financial reporting during the second quarter 2022 that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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
The following table sets forth the total number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month during the six months ended June 30, 2022.

Period	Total Number of Shares Purchased(1)	Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approx. Dollar value of shares that may Yet Be Purchased Under Plans or Programs
January 1, 2022-January 31, 2022	9,580	$18.00	—	$—
February 1, 2022-February 28, 2022	7,825	$16.78	—	$1,000
March 1, 2022-March 31, 2022	4,559,871	$16.10	4,106,285	$934
April 1, 2022-April 30, 2022	6,718,312	$16.44	6,611,994	$825
May 1, 2022-May 31, 2022	257,078	$14.36		$825
June 1, 2022-June 30, 2022	20,413	$13.51	—	$825
Total	11,573,079	$16.26	10,718,279

(1) Includes shares withheld to satisfy tax withholding obligations on behalf of employees that occur upon vesting and delivery of outstanding shares underlying stock options and restricted stock units under the 2019 Incentive Award Plan.

Item 5. Other Information
Holders of 10% of Our Ordinary Shares
A Clarivate subsidiary has applied for a payment service provider license in Germany. As part of the application process, the subsidiary is required to provide the German Federal Financial Services Supervisory Authority and the German Central Bank with information about each person holding a “significant interest,” direct or indirect, in the subsidiary, which includes any holder of 10% or more of Clarivate’s ordinary shares. Once the subsidiary is licensed, which we expect to occur in the second half of 2022, any person who intends to acquire such a “significant interest” will be required to notify the German regulators and obtain approval prior to completing the acquisition. The notification and approval process includes the provision of financial and background information about the intended acquirer to the German regulators on a confidential basis. Failure to notify and obtain regulatory approval when required could result in fines and mandated divestiture of the acquirer’s Clarivate ordinary shares.

Item 6. Exhibits and Financial Statement Schedules
EXHIBIT INDEX

10.1*	Service Agreement, dated May 25, 2022, by and between CPA Limited and Gordon Samson
10.2*	Offer Letter, dated July 7, 2022, by and between Clarivate Plc and Jonathan Gear
31*	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following information from our Form 10-Q for the quarterly period ended June 30, 2022, formatted in Inline eXtensible Business Reporting Language: (i) Condensed Consolidated Statements of Comprehensive Income (unaudited), (ii) Condensed Consolidated Balance Sheets (unaudited), (iii) Condensed Consolidated Statements of Changes in Equity (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited), and (v) the Notes to the Condensed Consolidated Financial Statements (unaudited).

104*	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL
*    Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of London, United Kingdom on August 9, 2022.

CLARIVATE PLC
By:	/s/ Jonathan M. Collins
Name: Jonathan M. Collins
Title: Executive Vice President & Chief Financial Officer