Form 10-Q
period 2022-09-30
CLARIVATE Plc
filed 2022-11-08
CIK 1764046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes ☐    No ☒
The number of ordinary shares of the Company outstanding as of October 28, 2022 was 674,188,796.
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

PART I. Financial Information
Item 1. Financial Statements and Supplementary Data

CLARIVATE PLC
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$446.0	$430.9
Restricted cash	8.6	156.7
Accounts receivable, net	748.6	906.4
Prepaid expenses	98.8	76.6
Other current assets	71.5	66.6
Assets held for sale	78.3	—
Total current assets	1,451.8	1,637.2
Property and equipment, net	56.9	83.8
Other intangible assets, net	9,248.9	10,392.4
Goodwill	2,804.4	7,904.9
Other non-current assets	100.5	50.8
Deferred income taxes	23.7	27.9
Operating lease right-of-use assets	62.4	86.0
Total Assets	$13,748.6	$20,183.0

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$105.9	$129.2
Accrued compensation	107.5	150.6
Accrued expenses and other current liabilities	416.7	529.0
Current portion of deferred revenues	857.8	1,030.4
Current portion of operating lease liability	28.9	32.2
Current portion of long-term debt	57.4	30.6
Liabilities held for sale	58.3	—
Total current liabilities	1,632.5	1,902.0
Long-term debt	5,417.1	5,456.3
Warrant liabilities	25.1	227.8
Non-current portion of deferred revenues	37.7	54.2
Other non-current liabilities	136.1	142.7
Deferred income taxes	350.5	380.1
Operating lease liabilities	75.0	94.0
Total liabilities	7,674.0	8,257.1
Commitments and contingencies (Note 19)

Shareholders’ equity:
Preferred Shares, no par value; 14,375,000 shares authorized; 5.25% Mandatory Convertible Preferred Shares, Series A, 14,375,000 shares issued and outstanding as of both September 30, 2022 and December 31, 2021	1,392.6	1,392.6
Ordinary Shares, no par value; unlimited shares authorized at September 30, 2022 and December 31, 2021; 674,166,494 and 683,139,210 shares issued, and 673,801,480 and 683,139,210 shares outstanding at September 30, 2022 and December 31, 2021, respectively	11,718.4	11,827.9
Treasury shares, at cost; 365,014 and 547,136 shares as of September 30, 2022 and December 31, 2021, respectively	(11.3)	(16.9)
Accumulated other comprehensive (loss) income	(1,069.7)	326.7
Accumulated deficit	(5,955.4)	(1,604.4)
Total shareholders’ equity	6,074.6	11,925.9
Total Liabilities and Shareholders’ Equity	$13,748.6	$20,183.0
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except share and per share data)

	Three Months Ended September 30,
	2022	2021
Revenues, net	$635.7	$442.1
Operating expenses:
Cost of revenues	223.7	140.7
Selling, general and administrative costs	169.5	144.8
Depreciation and amortization	169.7	130.7
Restructuring and impairment	26.0	7.1
Goodwill impairment	4,448.6	—
Other operating (income) expense, net	(26.6)	4.4
Total operating expenses	5,010.9	427.7
Income (loss) from operations	(4,375.2)	14.4
Mark to market (gain) loss on financial instruments	(53.3)	(83.0)
Interest expense and amortization of debt discount, net	71.5	65.3
Income (loss) before income taxes	(4,393.4)	32.1
Provision for income taxes	22.1	3.7
Net income (loss)	(4,415.5)	28.4
Dividends on preferred shares	18.9	22.4
Net income (loss) attributable to ordinary shares	$(4,434.4)	$6.0

Per share:
Basic	$(6.58)	$0.01
Diluted	$(6.64)	$(0.12)

Weighted average shares used to compute earnings per share:
Basic	673,553,256	634,508,967
Diluted	675,179,693	643,902,777
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statement of Operations (Unaudited)
(In millions, except share and per share data)

	Nine Months Ended September 30,
	2022	2021
Revenues, net	$1,984.5	$1,316.2
Operating expenses:
Cost of revenues	717.0	438.3
Selling, general and administrative costs	549.3	458.8
Depreciation and amortization	521.7	392.6
Restructuring and impairment	56.9	125.7
Goodwill impairment	4,448.6	—
Other operating (income) expense, net	(64.9)	19.7
Total operating expenses	6,228.6	1,435.1
Income (loss) from operations	(4,244.1)	(118.9)
Mark to market gain on financial instruments	(202.7)	(113.2)
Interest expense and amortization of debt discount, net	193.3	141.2
Income (loss) before income taxes	(4,234.7)	(146.9)
Provision for income taxes	48.9	12.2
Net income (loss)	(4,283.6)	(159.1)
Dividends on preferred shares	56.3	22.4
Net income (loss) attributable to ordinary shares	$(4,339.9)	$(181.5)

Per share:
Basic	$(6.41)	$(0.29)
Diluted	$(6.66)	$(0.47)

Weighted average shares used to compute earnings per share:
Basic	676,732,992	616,135,071
Diluted	680,617,434	626,180,258
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In millions)

	Three Months Ended September 30,
	2022	2021
Net income (loss)	$(4,415.5)	$28.4
Other comprehensive income (loss), net of tax:
Interest rate swaps	34.9	0.4
Defined benefit pension plans	—	—
Foreign currency translation adjustment	(585.4)	(241.5)
Total other comprehensive (loss) income, net of tax	(550.5)	(241.1)
Comprehensive loss	$(4,966.0)	$(212.7)

	Nine Months Ended September 30,
	2022	2021
Net income (loss)	$(4,283.6)	$(159.1)
Other comprehensive income (loss), net of tax:
Interest rate swaps	50.6	1.9
Defined benefit pension plans	0.1	—
Foreign currency translation adjustment	(1,447.1)	(176.3)
Total other comprehensive (loss) income, net of tax	(1,396.4)	(174.4)
Comprehensive loss	$(5,680.0)	$(333.5)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(In millions)

	Ordinary Shares		Preferred Shares		Treasury Shares		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	683.1	$11,827.9	14.4	$1,392.6	0.5	$(16.9)	$326.7	$(1,604.4)	$11,925.9
Reclassification of EBT Shares	(0.5)	—	—	—	—	—	—	—	—
Exercise of stock options	0.2	0.4	—	—	—	—	—	—	0.4
Vesting of restricted stock units	0.7	—	—	—	—	—	—	—	—
Shares returned to the Company for net share settlements	(0.4)	(5.4)	—	—	—	—	—	—	(5.4)
Share-based award activity	—	26.9	—	—	—	—	—	—	26.9
Repurchases of ordinary shares	(4.1)	—	—	—	4.1	(66.4)	—	—	(66.4)
Retirement of treasury shares	—	(34.8)	—	—	(2.1)	33.3	—	1.5	—
Sale of treasury shares	—	—	—	—	—	1.3	—	(0.7)	0.6
Dividends to preferred shareholders	—	—	—	—	—	—	—	(18.7)	(18.7)
Net income	—	—	—	—	—	—	—	69.5	69.5
Other comprehensive loss	—	—	—	—	—	—	(223.2)	—	(223.2)
Balance at March 31, 2022	679.0	$11,815.0	14.4	$1,392.6	2.5	$(48.7)	$103.5	$(1,552.8)	$11,709.6
Exercise of stock options	—	0.1	—	—	—	—	—	—	0.1
Vesting of restricted stock units	1.3	—	—	—	—	—	—	—	—
Shares returned to the Company for net share settlements	(0.4)	(5.3)	—	—	—	—	—	—	(5.3)
Share-based award activity	—	23.6	—	—	—	—	—	—	23.6
Repurchases of ordinary shares	(6.6)	—	—	—	6.6	(108.6)	—	—	(108.6)
Retirement of treasury shares	—	(132.5)	—	—	(8.6)	141.7	—	(9.2)	—
Sale of treasury shares	—	—	—	—	—	—	—	0.3	0.3
Dividends to preferred shareholders	—	—	—	—	—	—	—	(18.7)	(18.7)
Net income	—	—	—	—	—	—	—	62.4	62.4
Other comprehensive loss	—	—	—	—	—	—	(622.7)	—	(622.7)
Balance at June 30, 2022	673.3	$11,700.9	14.4	$1,392.6	0.5	$(15.6)	$(519.2)	$(1,518.0)	$11,040.7

CLARIVATE PLC
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(In millions)

	Ordinary Shares		Preferred Shares		Treasury Shares		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2022	673.3	$11,700.9	14.4	$1,392.6	0.5	$(15.6)	$(519.2)	$(1,518.0)	$11,040.7
Exercise of stock options	0.1	0.3	—	—	—	—	—	—	0.3
Vesting of restricted stock units	0.5	—	—	—	—	—	—	—	—
Shares returned to the Company for net share settlements	(0.2)	(3.1)	—	—	—	—	—	—	(3.1)
Share-based award activity	—	20.3	—	—	—	—	—	—	20.3
Sale of treasury shares	0.1	—	—	—	(0.1)	4.3	—	(3.0)	1.3
Dividends to preferred shareholders	—	—	—	—	—	—	—	(18.9)	(18.9)
Net loss	—	—	—	—	—	—	—	(4,415.5)	(4,415.5)
Other comprehensive loss	—	—	—	—	—	—	(550.5)	—	(550.5)
Balance at September 30, 2022	673.8	$11,718.4	14.4	$1,392.6	0.4	$(11.3)	$(1,069.7)	$(5,955.4)	$6,074.6
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(In millions)

	Ordinary Shares		Preferred Shares		Treasury Shares		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	606.3	$9,989.2	—	$—	6.3	$(196.0)	$492.4	$(1,250.8)	$9,034.8
Exercise of Private Placement Warrants	0.2	3.6	—	—	—	—	—	—	3.6
Exercise of stock options	0.8	5.1	—	—	—	—	—	—	5.1
Shares returned to the Company for net share settlements	(0.4)	(4.5)	—	—	—	—	—	—	(4.5)
Issuance of ordinary shares, net	4.4	105.5	—	—	—	—	—	—	105.5
Share-based award activity	—	10.5	—	—	—	—	—	—	10.5
Net loss	—	—	—	—	—	—	—	(56.0)	(56.0)
Other comprehensive income	—	—	—	—	—	—	19.6	—	19.6
Balance at March 31, 2021	611.3	$10,109.4	—	$—	6.3	$(196.0)	$512.0	$(1,306.8)	$9,118.6
Exercise of stock options	1.6	9.7	—	—	—	—	—	—	9.7
Vesting of restricted stock units	0.5	—	—	—	—	—	—	—	—
Shares returned to the Company for net share settlements	(0.8)	(17.2)	—	—	—	—	—	—	(17.2)
Issuance of ordinary shares, net	206.0	5,780.9	—	—	—	—	—	—	5,780.9
Share-based award activity	—	12.9	—	—	—	—	—	—	12.9
Repurchase of ordinary shares	—	—	—	—	(177.2)	(5,052.2)	—	—	(5,052.2)
Retirement of treasury shares	(177.2)	(5,052.2)	—	—	177.2	5,052.2	—	—	—
Issuance of preferred shares, net	—	—	14.4	1,393.2	—	—	—	—	1,393.2
Net loss	—	—	—	—	—	—	—	(131.5)	(131.5)
Other comprehensive income	—	—	—	—	—	—	47.1	—	47.1
Balance at June 30, 2021	641.4	$10,843.5	14.4	$1,393.2	6.3	$(196.0)	$559.1	$(1,438.3)	$11,161.5

CLARIVATE PLC
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(In millions)

	Ordinary Shares		Preferred Shares		Treasury Shares		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2021	641.4	$10,843.5	14.4	$1,393.2	6.3	$(196.0)	$559.1	$(1,438.3)	$11,161.5
Exercise of stock options	0.3	2.5	—	—	—	—	—	—	2.5
Vesting of restricted stock units	0.1	—	—	—	—	—	—	—	—
Shares returned to the Company for net share settlements	(0.2)	0.3	—	—	—	—	—	—	0.3
Issuance of ordinary shares, net	—	(0.7)	—	—	—	—	—	—	(0.7)
Share-based award activity	—	13.6	—	—	—	—	—	—	13.6
Repurchases of ordinary shares	—	—	—	—	(2.6)	(65.2)	—	—	(65.2)
Retirement of treasury shares	(2.6)	(65.2)	—	—	2.6	65.2	—		—
Issuance of preferred shares, net	—	—	—	(0.5)	—	—	—	—	(0.5)
Dividends to preferred shareholders	0.7	16.1	—	—	—	—	—	(22.4)	(6.3)
Net income	—	—	—	—	—	—	—	28.4	28.4
Other comprehensive loss	—	—	—	—	—	—	(241.1)	—	(241.1)
Balance at September 30, 2021	639.7	$10,810.1	14.4	$1,392.7	6.3	$(196.0)	$318.0	$(1,432.3)	$10,892.5

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2022	2021
Cash Flows From Operating Activities
Net income (loss)	$(4,283.6)	$(159.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	521.7	392.6
Deferred income taxes	(3.3)	(11.1)
Share-based compensation	66.5	3.1
Restructuring and impairment, including Goodwill	4,469.9	51.0
Loss (gain) on foreign currency forward contracts	9.4	4.0
Mark to market adjustment on contingent shares	—	(25.1)
Mark to market gain on financial instruments	(202.7)	(113.2)
Amortization of debt issuance costs	11.4	9.1
Other operating activities	(58.3)	10.4
Changes in operating assets and liabilities:
Accounts receivable	76.9	114.0
Prepaid expenses	(29.4)	(0.9)
Other assets	(57.5)	60.7
Accounts payable	(15.8)	13.6
Accrued expenses and other current liabilities	(54.0)	90.4
Deferred revenues	(68.2)	(116.3)
Operating lease right of use assets	10.1	16.8
Operating lease liabilities	(15.3)	(37.4)
Other liabilities	(5.4)	2.9
Net cash provided by operating activities	372.4	305.5

Cash Flows From Investing Activities
Capital expenditures	(156.5)	(86.2)
Acquisitions, net of cash acquired	(9.3)	(14.3)
Acquisition of cost method investment	(5.0)	—
Net cash used in investing activities	(170.8)	(100.5)

Cash Flows From Financing Activities
Proceeds from issuance of debt	—	2,000.0
Redemption of Notes not exchanged	—	(157.4)
Principal payments on term loan	(21.5)	(21.5)
Payment of debt issuance costs and discounts	(2.1)	(7.5)
Proceeds from issuance of preferred shares	—	1,392.7
Proceeds from issuance of ordinary shares	—	728.1
Proceeds from issuance of treasury shares	2.2	—
Repurchases of ordinary shares	(175.0)	(65.2)
Cash dividends on preferred shares	(56.6)	—
Proceeds from stock options exercised	0.8	17.3
Payments related to finance lease	(1.5)	—
Payments related to tax withholding for stock-based compensation	(13.8)	(21.5)
Net cash (used in) provided by financing activities	(267.5)	3,865.0
Effects of exchange rates	(64.5)	(4.9)

Net (decrease) increase in cash and cash equivalents(1)	$17.7	$2,222.2
Net (decrease) increase in restricted cash	(148.1)	1,842.9

CLARIVATE PLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2022	2021
Net (decrease) increase in cash and cash equivalents, and restricted cash	(130.4)	4,065.1

Beginning of period:
Cash and cash equivalents	$430.9	$257.7
Restricted cash	156.7	14.7
Total cash and cash equivalents, and restricted cash, beginning of period	587.6	272.4

End of period:
Cash and cash equivalents(1)	448.6	2,479.9
Restricted cash	8.6	1,857.6
Total cash and cash equivalents, and restricted cash, end of period	$457.2	$4,337.5

Supplemental Cash Flow Information:
Cash paid for interest	$152.2	$97.4
Cash paid for income tax	$44.2	$22.4
Capital expenditures included in accounts payable	$4.8	$6.6

Non-Cash Financing Activities:
Shares issued to Capri Acquisition Topco Limited	—	5,052.2
Retirement of treasury shares	(175.0)	(5,117.4)
Shares issued as contingent stock consideration associated with the DRG acquisition	—	61.6
Shares issued as contingent stock consideration associated with the CPA Global acquisition	—	43.9
Shares issued as dividends on our 5.25% Series A Mandatory Convertible Preferred Shares	—	16.1
Dividends accrued on our 5.25% Series A Mandatory Convertible Preferred Shares	6.2	6.3
Treasury shares sold by Trust	4.3	—
Total Non-Cash Financing Activities	$(164.5)	$62.7
(1) Includes $2.6 of cash and cash equivalents that was reclassified to current assets held for sale in the Condensed Consolidated Balance Sheet as of September 30, 2022 (see Note 5 - Assets Held for Sale and Divested Operations for additional information)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, ratios or as noted)

Note 1: Background and Nature of Operations
Clarivate Plc (“Clarivate,” “us,” “we,” “our,” or the “Company”), is a public limited company organized under the laws of Jersey, Channel Islands, pursuant to the definitive agreement entered into on May 13, 2019 to effect a merger between Camelot Holdings (Jersey) Limited ("Jersey") and Churchill Capital Corp, a Delaware corporation ("Churchill") (the “2019 Transaction”). The Company is a global leader in providing solutions to accelerate the pace of innovation. Our bold mission is to help our customers solve some of the world’s most complex problems by providing actionable information and insights that reduce the time from new ideas to life-changing inventions in the areas of Academia & Government, Life Sciences & Healthcare, Professional Services and Consumer Goods, Manufacturing & Technology.
During the third quarter of 2022, the Company realigned its segment structure based on the products we offer and the markets they serve. Our three reportable segments are as follows: Academia & Government ("A&G"), Life Sciences and Healthcare ("LS&H"), and Intellectual Property ("IP"). See Note 8 - Other Intangible Assets, net and Goodwill and Note 18 - Segment Information for additional information with respect to the Company's reportable segment structure.
Risks and Uncertainties
In March 2020, the World Health Organization characterized COVID-19 as a pandemic. The rapid spread of COVID-19 and issues relating to the resurgence of COVID-19 and/or new strains of COVID-19 along with continuously evolving responses to combat it have had an increasingly negative impact on the global economy. This has had, and may continue to have, an adverse impact to our operational and financial performance as well as the businesses of our customers and partners, including their spending priorities. It is difficult to predict the full extent of the potential effects and impact on our operations, business, and financial performance, however, we continue to conduct business with modifications and precautionary measures to our daily operations. Modifications include less employee travel as well as a virtual shift related to work location, and sales and marketing events. Given the uncertainty around the severity and duration of the COVID-19 pandemic, the Company cannot reasonably estimate the full impact on our business, financial condition and results of operations at this time, which may be material.
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
There were no other new accounting standards or updates issued or effective as of September 30, 2022, that have, or are expected to have, a material impact on our Condensed Consolidated Financial Statements.

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
The excess of the purchase price over the net tangible and intangible assets is recorded to Goodwill and primarily reflects the assembled workforce and expected synergies. The majority of goodwill is deductible for tax purposes. During the three and nine months ended September 30, 2022, total transaction costs incurred in connection with the acquisition of ProQuest were $3.3 and $12.6, respectively. Total transaction costs during the three and nine months ended September 30, 2021 were $13.1 and $25.2, respectively. The ProQuest acquisition is reported as part of the A&G Segment, see Note 8 - Other Intangible Assets, net and Goodwill and Note 18 - Segment Information for additional information.

The purchase price allocation for the ProQuest acquisition as of the close date of December 1, 2021 is preliminary and may change upon completion of the determination of the fair value of assets acquired and liabilities assumed. The following table summarizes the preliminary purchase price allocation for this acquisition:

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, ratios or as noted)

	Original Purchase Price Allocation	Measurement Period Adjustments	Updated Purchase Price Allocation
Accounts receivable	$113.5	$1.2	$114.7
Prepaid expenses	22.3	0.9	23.2
Other current assets	23.7	—	23.7
Property and equipment, net	62.3	2.9	65.2
Other intangible assets(1)	3,534.7	(1.0)	3,533.7
Other non-current assets	18.0	—	18.0
Deferred income taxes	3.5	—	3.5
Operating lease right-of-use assets	28.4	—	28.4
Total assets	$3,806.4	$4.0	$3,810.4
Accounts payable	17.1	—	17.1
Accrued expenses and other current liabilities	136.8	(3.6)	133.2
Current portion of long-term debt	1.1	—	1.1
Current portion of deferred revenue	335.2	—	335.2
Current portion of operating lease liabilities	8.0	—	8.0
Long-term debt	33.4	—	33.4
Deferred income taxes	58.6	0.3	58.9
Non-current portion of deferred revenue	6.8	—	6.8
Other non-current liabilities	89.2	2.1	91.3
Operating lease liabilities	23.1	—	23.1
Total liabilities	709.3	(1.2)	708.1
Fair value of acquired identifiable assets and liabilities	$3,097.1	$5.2	$3,102.3

Purchase price, net of cash	$4,994.3	$8.0	$5,002.3
Less: Fair value of acquired identifiable assets and liabilities	3,097.1	5.2	3,102.3
Goodwill	$1,897.2	$2.8	$1,900.0

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

Unaudited pro forma information for the Company for the relevant periods presented as if the acquisition had occurred January 1, 2020 is as follows:

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, ratios or as noted)

Three Months Ended September 30,
2021
Pro forma revenues, net	$663.4
Pro forma net income attributable to the Company's shareholders	56.3

Nine Months Ended September 30,
2021
Pro forma revenues, net	$1,992.6
Pro forma net loss attributable to the Company's shareholders	(159.5)

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
The unaudited pro forma results include certain pro forma adjustments to net loss that were directly attributable to the acquisition, assuming the acquisition had occurred on January 1, 2020, including the following: (i) additional amortization expense that would have been recognized relating to the acquired intangible assets, (ii) adjustments to interest expense to reflect the removal of ProQuest debt and the additional Company borrowings in conjunction with the acquisition, and (iii) acquisition-related transaction costs incurred by the Company during the three and nine months ended September 30, 2021 described above.

Note 5: Assets Held for Sale and Divested Operations
During the third quarter of 2022, the Company entered into an agreement to sell the MarkMonitor domain management business within the IP segment to Newfold Digital, a leading web presence solutions provider, for net cash proceeds of approximately $302.5. The divestiture enables improved focus on our core IP business and empowers product development and innovation teams to build upon our market-leading IP intelligence, IP lifecycle management and IP services solutions. The transaction does not represent a strategic shift, nor is it expected to have a major effect on the Company’s operations or financial results. Therefore, as of September 30, 2022, the divestiture meets the held-for-sale criteria but does not qualify for discontinued operations accounting treatment.

The transaction closed on October 31, 2022. In anticipation of the sale, as of September 30, 2022, current assets of $21.8 and long-term assets of $56.5 were reclassified to current assets held for sale, while current liabilities of $47.7 and long-term liabilities of $10.6 were reclassified to current liabilities held for sale. The carrying amount of major classes of assets and liabilities that are included in the net assets held for sale as of September 30, 2022 consist of the following:

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, ratios or as noted)

As of September 30,
2022
Assets:
Current assets:
Cash and cash equivalents	$2.6
Accounts receivable, net	12.5
Prepaid expenses	4.3
Other current assets	2.4
Total current assets	21.8
Other intangible assets, net	10.6
Goodwill	42.8
Other non-current assets	0.8
Deferred income taxes	2.3
Total Assets held for sale	$78.3

Liabilities:
Current liabilities:
Accounts payable	$0.3
Accrued expenses and other current liabilities	2.7
Current portion of deferred revenues	44.7
Total current liabilities	47.7
Non-current portion of deferred revenues	10.3
Deferred income taxes	0.3
Total Liabilities held for sale	$58.3

Note 6: Leases
The Company has multiple agreements to sublease operating lease right of use assets and recognized $0.7 and $0.8 of sublease income for the three months ended September 30, 2022 and 2021, respectively, and $2.2 and $2.3 of sublease income for the nine months ended September 30, 2022 and 2021, respectively, within Selling, general and administrative costs in the Condensed Consolidated Statements of Operations.
On December 1, 2021, Clarivate closed its acquisition of ProQuest. As part of the acquisition, the Company assumed a finance lease. Refer to Note 7 - Property and Equipment, Net, Note 11 - Debt, and Note 20 - Related Party Transactions for further information.
In connection with the Company's digital workplace transformation initiative and other integration activities to enable colleagues to work remotely, the Company has ceased the use of select leased sites. See Note 21 - Restructuring and Impairment for further information.

Note 7: Property and Equipment, Net
Property and equipment, net consisted of the following:

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, ratios or as noted)

	September 30,	December 31,
	2022	2021
Computer hardware	$44.6	$45.5
Leasehold improvements	15.6	11.6
Furniture, fixtures and equipment	38.8	34.7
Capital office leases - finance lease asset	7.2	30.5
Other	1.9	2.3
Total property and equipment, gross	108.1	124.6
Accumulated depreciation	(51.2)	(40.8)
Total property and equipment, net	$56.9	$83.8

Depreciation amounted to $8.6 and $2.6 for the three months ended September 30, 2022 and 2021, respectively, and $29.0 and $9.2 for the nine months ended September 30, 2022 and 2021, respectively. There were no impairments related to leasehold improvements during the three and nine months ended September 30, 2022, compared to $0.3 and $5.5 for the three and nine months ended September 30, 2021, respectively. As a part of ProQuest Acquisition Integration Program, the Company has abandoned a portion of the Capital office lease facility during the three months ended September 30, 2022. As a result, the Company recorded a non-cash impairment charge to Restructuring and impairment within the Condensed Consolidated Statement of Operations of $13.8 for the three and nine months ended September 30, 2022 and the carrying value of the capital office leases - finance lease asset was reduced by the same amount.

Note 8: Other Intangible Assets, net and Goodwill
Other Intangible Assets, net
The following tables summarize the gross carrying amounts and accumulated amortization of the Company’s identifiable intangible assets by major class:

	September 30, 2022			December 31, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Finite-lived intangible assets
Customer relationships	$7,481.8	$(700.9)	$6,780.9	$8,279.1	$(514.8)	$7,764.3
Databases and content	2,636.0	(724.5)	1,911.5	2,577.1	(591.0)	1,986.1
Computer software	725.3	(378.7)	346.6	733.1	(320.1)	413.0
Trade names	59.9	(17.3)	42.6	62.1	(10.5)	51.6
Backlog	28.7	(18.3)	10.4	29.1	(13.0)	16.1
Finite-lived intangible assets	10,931.7	(1,839.7)	9,092.0	11,680.5	(1,449.4)	10,231.1
Indefinite-lived intangible assets
Trade names	156.9	—	156.9	161.3	—	161.3
Total intangible assets	$11,088.6	$(1,839.7)	$9,248.9	$11,841.8	$(1,449.4)	$10,392.4
Amortization amounted to $161.1 and $128.1 for the three months ended September 30, 2022 and 2021, respectively, and $492.7 and $383.4 for the nine months ended September 30, 2022 and 2021, respectively.

Goodwill
The change in the carrying amount of goodwill is shown below:

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, ratios or as noted)

	A&G Segment	LS&H Segment	IP Segment	Consolidated Total
Balance as of December 31, 2021(1)	$2,862.6	$1,177.3	$3,865.0	$7,904.9
Acquisition measurement period adjustments	2.9	3.1	—	6.0
Transferred to Assets held for sale(2)	—	—	(42.8)	(42.8)
Goodwill impairment(3)	(1,745.8)	—	(2,662.1)	(4,407.9)
Impact of foreign currency fluctuations(4)	(21.7)	(4.6)	(629.5)	(655.8)
Balance as of September 30, 2022	$1,098.0	$1,175.8	$530.6	$2,804.4
(1) The prior year amounts have been revised for a reclassification of allocated goodwill between reporting units. Refer to Note 18 - Segment Information for additional information.
(2) Relates to the MarkMonitor domain management business divestiture classified as held-for-sale as of September 30, 2022. Refer to Note 5 - Assets Held for Sale and Divested Operations for additional information.

(3) Accumulated goodwill impairment as of September 30, 2022 and December 31, 2021 was $4,407.9 and $0.0, respectively. The total goodwill impairment charge reflected in the Condensed Consolidated Statements of Operations was $4,448.6 for the three and nine months ended September 30, 2022. The difference represents the CTA impact for amounts recorded in subsidiaries with functional currencies other than USD.

(4) The impact of foreign currency fluctuations was primarily driven by changes in the GBP/USD translation rate as of September 30, 2022 compared to December 31, 2021. Approximately half of the Company's Goodwill and Other intangible assets are denominated in GBP.

In connection with the preparation of these Condensed Consolidated Financial Statements for the three months ended September 30, 2022, the Company identified the following possible impairment indicators: (i) worsening market considerations and macroeconomic conditions such as increasing inflationary pressures and rising interest rates and (ii) sustained declines in the Company's share price during the three months ended September 30, 2022. This coincided with the Company's change in organizational structure to realign its business segments based on the products we offer and the markets they serve. With these changes, the Company changed its reportable segments, operating segments, and reporting units (see Note 18 - Segment Information). As of a result of these third quarter events, the Company performed a quantitative interim goodwill impairment assessment over the Company's reporting units. The goodwill impairment assessment included an analysis on the Company's reporting units immediately before and immediately after the change.
The Company estimated the fair value of each reporting unit using the income approach, and more specifically, the discounted cash flow model ("DCF"). The significant assumptions used in the DCF model included projected revenue growth rates and operating margins, tax rates, terminal values, and discount rates, among others, all of which require significant judgments by management. The inputs utilized in the analysis are classified as Level 3 inputs within the fair value hierarchy.
Based on the quantitative analysis performed in connection with the Company's preparation of these Condensed Consolidated Financial Statements in the third quarter of 2022, the Company recorded a goodwill impairment charge of $4,407.9 as follows: (i) $1,745.8 related to the ProQuest reporting unit within the A&G segment; (ii) $2,569.1 related to the former IP Management reporting unit within the IP segment; and (iii) $93.0 related to the former Patent reporting unit within the IP segment. The estimated fair value of each of the remaining reporting units exceeded their carrying values. Refer to Note 18 - Segment Information for additional information related to the Company's realignment of our reportable segments during the third quarter of 2022.

Note 9: Derivative Instruments
The Company had interest rate swap arrangements with counterparties to reduce its exposure to variability in cash flows relating to interest payments on its outstanding Term Loan arrangements. In August 2022, the Company entered into two interest rate swap arrangements relating to interest payments on a total of $779.8 of its Term Loan arrangements, effective August 5, 2022 and August 4, 2022, respectively. Both of these derivatives have notional amounts that amortize downward, and a maturity date of October 31, 2026. The Company applies hedge accounting by designating the interest rate swaps as a hedge on applicable future quarterly interest payments.
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
Changes in fair value are recorded in accumulated other comprehensive income (loss) ("AOCI") and the amounts reclassified out of AOCI are recorded to Interest expense and amortization of debt discount, net. The fair value of the interest rate swaps is recorded in other current assets or accrued expenses and other current liabilities and other non-current assets or liabilities in the Condensed Consolidated Balance Sheets, according to the duration of related cash flows. The fair value of the interest rate swaps was an asset of $52.9 and $2.0 as of September 30, 2022 and December 31, 2021, respectively.

Foreign Currency Forward Contracts
The Company periodically enters into foreign currency contracts to help manage the Company’s exposure to foreign exchange rate risks. These contracts generally do not exceed 180 days in duration. The Company recognized a loss from the mark to market adjustment of $(3.7) and $(5.8) for the three months ended September 30, 2022 and 2021, respectively, and $(9.4) and $(4.0) for the nine months ended September 30, 2022 and 2021, respectively, in Other Operating (Income) Expense, Net on the Condensed Consolidated Statements of Operations. The principal amount of outstanding foreign currency contracts was $171.8 and $216.7 as of September 30, 2022 and December 31, 2021, respectively.
The Company accounts for these forward contracts at fair value and recognizes the associated realized and unrealized gains and losses in Other operating (income) expense, net in the Condensed Consolidated Statements of Operations. The contracts are not designated as accounting hedges under the applicable sections of ASC 815, Derivatives and Hedging. The total fair value of the forward contracts represented an asset balance of $0.0 and $2.2 and a liability balance of $7.8 and $0.7 as of September 30, 2022 and December 31, 2021, respectively, which was classified within Other current assets and Accrued expenses and other current liabilities, respectively, on the Condensed Consolidated Balance Sheets. See Note 10 - Fair Value Measurements for additional information related to the fair value of derivative instruments.

Note 10: Fair Value Measurements
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table provides a summary of the Company’s assets and liabilities that were recognized at fair value on a recurring basis as at September 30, 2022 and December 31, 2021:

	September 30, 2022
	Level 2	Level 3	Total Fair Value
Assets
Interest rate swap asset - current	$2.5	$—	$2.5
Interest rate swap asset - non-current	50.4	—	50.4
Total	$52.9	$—	$52.9

Liabilities
Warrant liability	$—	$25.1	$25.1
CPA Global Equity Plan liability - current	7.9	—	7.9
Forward currency contracts liability - current	7.8	—	7.8
Total	$15.7	$25.1	$40.8

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, ratios or as noted)

	December 31, 2021
	Level 2	Level 3	Total Fair Value
Assets
Forward currency contracts asset - current	$2.2	$—	$2.2
Interest rate swap asset - non-current	2.0	—	2.0
Total	$4.2	$—	$4.2

Liabilities
Warrant liability	$—	$227.8	$227.8
CPA Global Equity Plan liability - current	152.4	—	152.4
Forward currency contracts liability - current	0.7	—	0.7
Total	$153.1	$227.8	$380.9
Private Placement Warrants - The following table summarizes the changes in the Private Placement Warrants liability for the three and nine months ended September 30, 2022 and 2021:

Balance at December 31, 2021	$227.8
Mark to market gain on financial instruments	(100.4)
Exercise of Private Placement Warrants	—
Balance at March 31, 2022	$127.4
Mark to market gain on financial instruments	(49.0)
Exercise of Private Placement Warrants	—
Balance at June 30, 2022	$78.4
Mark to market gain on financial instruments	(53.3)
Exercise of Private Placement Warrants	—
Balance at September 30, 2022	$25.1

Balance at December 31, 2020	$312.8
Mark to market gain on financial instruments	(51.2)
Exercise of Private Placement Warrants	(3.6)
Balance at March 31, 2021	$258.0
Mark to market loss on financial instruments	21.0
Exercise of Private Placement Warrants	—
Balance at June 30, 2021	$279.0
Mark to market gain on financial instruments	(83.0)
Exercise of Private Placement Warrants	—
Balance at September 30, 2021	$196.0
There were no transfers of assets or liabilities between levels during the three and nine months ended September 30, 2022 and 2021.
Non-Financial Assets Valued on a Non-Recurring Basis
Right of Use Asset — The Company recorded a non-cash impairment charge to reduce the carrying value of operating lease right of use assets by $2.3 and $0.8 for the three months ended September 30, 2022 and 2021, respectively, and $8.5 and

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, ratios or as noted)
$51.0 for the nine months ended September 30, 2022 and 2021, respectively. Additionally, the Company incurred $0.0 and $0.2 in lease termination fees for the three months ended September 30, 2022 and 2021, respectively, and $0.4 and $3.3 during the nine months ended September 30, 2022 and 2021, respectively. Fair value assumptions including sublease probabilities and the present value factor were used in the impairment calculation.

Note 11: Debt
The following table is a summary of the Company’s debt:

		September 30, 2022		December 31, 2021
Type	Maturity	Effective Interest Rate	Carrying Value	Effective Interest Rate	Carrying Value
Senior Notes	2029	4.875%	$921.4	4.875%	$921.4
Senior Secured Notes	2028	3.875%	921.2	3.875%	921.2
Revolving Credit Facility	2027	5.965%	175.0	3.359%	175.0
Term Loan Facility	2026	6.115%	2,797.4	3.860%	2,818.8
Senior Secured Notes	2026	4.500%	700.0	4.500%	700.0
Finance lease(1)	2023	3.800%	29.3	3.800%	30.8
Total debt outstanding			5,544.3		5,567.2
Debt issuance costs			(40.5)		(47.1)
Term Loan Facility (2026), Senior Notes (2029), Senior Secured Notes (2028), discounts			(29.3)		(33.2)
Short-term debt, including current portion of Long-term debt			(57.4)		(30.6)
Long-term debt, net of current portion and debt issuance costs			$5,417.1		$5,456.3

(1) See Note 6 - Leases for additional information.
Senior Notes (2029) and Senior Secured Notes (2028)
The Company has $921.2 aggregate principal amount of its Senior Secured Notes due in 2028 and $921.4 aggregate principal amount of its Senior Notes due in 2029. The Senior Secured Notes and Senior Notes bear interest at a rate of 3.875% and 4.875% per annum, respectively, and the interest is payable semi-annually to holders of record on June 30 and December 30 of each year. The first interest payment was paid in December 2021. Both of these series of Notes were issued by Clarivate Science Holdings Corporation (the "Issuer"), an indirect wholly-owned subsidiary of Clarivate.

The Senior Secured Notes due 2028 are secured on a first-lien pari passu basis with borrowings under the existing credit facilities and senior secured notes due 2026. Both of these series of Notes are guaranteed on a joint and several basis by each of Clarivate’s indirect subsidiaries that is an obligor or guarantor under Clarivate’s existing credit facilities and senior secured notes due 2026. The Senior Notes due 2029 are the Issuer’s and such guarantors’ unsecured obligations.

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
As of September 30, 2022, letters of credit totaling $9.2 were collateralized by the Revolving Credit Facility. Notwithstanding the Revolving Credit Facility, the Company had an unsecured corporate guarantee outstanding for $10.5 and cash collateralized letters of credit totaling $0.8 as of September 30, 2022, all of which were not collateralized by the Revolving Credit Facility.
Term Loan Facility (2026)
The Company has a Term Loan Facility of $2,860.0 due in 2026, which was fully drawn at closing. The principal amount of the Term Loan Facility is repaid by the Company on the last Business Day of each March, June, September and December, in an amount equal to 0.25% of the aggregate outstanding amount. As of September 30, 2022, we had $2,797.4 outstanding on our Term Loan Facility.
Senior Secured Notes (2026)
The Company has $700.0 in aggregate principal amount of Senior Secured Notes due in 2026 bearing interest at 4.50% per annum, payable semi-annually to holders of record on May 1 and November 1 of each year. The first interest payment was paid in May 2020. The Secured Notes due 2026 were issued by Camelot Finance S.A. (the "Lux Issuer"), an indirect wholly-owned subsidiary of Clarivate, and are secured on a first-lien pari passu basis with borrowings under the Credit Facilities and Senior Secured Notes due 2028. These Notes are guaranteed on a joint and several basis by each of Clarivate's indirect subsidiaries that is an obligor or guarantor under the Credit Facilities and will be general senior secured obligations of the Lux Issuer and will be secured on a first-priority basis by the collateral now owned or hereafter acquired by the Lux Issuer and each of the guarantors that secures the Issuer’s and such guarantor’s obligations under the New Senior Credit Facilities (subject to permitted liens and other exceptions).
The carrying value of the Company’s variable interest rate debt, excluding unamortized debt issuance costs, approximates fair value due to the short-term nature of the interest rate benchmark rates. The fair value of the fixed rate debt is estimated based on market observable data for debt with similar prepayment features. The fair value of the Company’s debt was $5,011.8 and $5,595.5 at September 30, 2022 and December 31, 2021, respectively. The debt is considered a Level 2 liability under the fair value hierarchy.

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
The following table presents the Company’s revenues by transaction type based on revenue recognition pattern for the periods presented:

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, ratios or as noted)

	Three Months Ended September 30,
	2022	2021
Subscription revenues	$408.3	$246.5
Re-occurring revenues	102.7	110.4
Transactional and other revenues	125.0	85.3
Total revenues, gross	636.0	442.2
Deferred revenues adjustment(1)	(0.3)	(0.1)
Total revenues, net	$635.7	$442.1

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

	Nine Months Ended September 30,
	2022	2021(1)
Subscription revenues	$1,220.7	$728.9
Re-occurring revenues	329.2	333.6
Transactional and other revenues	435.5	258.2
Total revenues, gross	1,985.4	1,320.7
Deferred revenues adjustment(2)	(0.9)	(4.5)
Total revenues, net	$1,984.5	$1,316.2

(1) Certain prior period reported amounts have been reclassified to conform to current period presentation.
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

Contract Balances

	Accounts receivable, net	Current portion of deferred revenues	Non-current portion of deferred revenues
Opening (January 1, 2022)	$906.4	$1,030.4	$54.2
Closing (September 30, 2022)	748.6	857.8	37.7
Decrease / (increase)	$157.8	$172.6	$16.5

Opening (January 1, 2021)	$737.7	$707.3	$41.4
Closing (September 30, 2021)	610.8	579.9	44.9
Decrease / (increase)	$126.9	$127.4	$(3.5)
The amount of revenue recognized in the period that was included in the opening deferred revenues balances was $872.8 and $485.7 for the nine months ended September 30, 2022 and 2021, respectively. This revenue consists primarily of subscription revenues.
Transaction Price Allocated to Remaining Performance Obligations
As of September 30, 2022, approximately $116.7 of revenue is expected to be recognized in the future from remaining performance obligations, excluding contracts with a duration of one year or less. The Company expects to recognize revenue on approximately 54% of these performance obligations over the next 12 months. Of the remaining 46%, 24% is expected to

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, ratios or as noted)
be recognized within the following year, 15% is expected to be recognized within three to five years, with the final 7% expected to be recognized within six to ten years.

Note 13: Shareholders’ Equity
As of September 30, 2022, there were unlimited shares of ordinary stock authorized, 674.2 million shares issued and 673.8 million shares outstanding, with no par value. The Company held 0.4 million and 0.5 million shares as treasury shares as of September 30, 2022 and December 31, 2021, respectively. The Company’s ordinary shareholders are entitled to one vote per share.
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
As of September 30, 2022, we recognized $6.2 of accrued preferred share dividends within Accrued expenses and other current liabilities. While the dividends on the MCPS are cumulative, they will not be paid until declared by the Company’s Board of Directors. If the dividends are not declared, they will continue to accumulate until paid, due to a backstop contained in the agreement (even if never declared).
Treasury Shares
CPA Global Acquisition Shares - During the three months ended March 31, 2022, 41.7 thousand shares held in the Employee Benefit Trust ("EBT"), established for the CPA Global Equity Plan, were sold at an average net price per share of $15.01 to fund the payment to the respective employees. Given the original share value of $30.99 as of the date of the acquisition, an associated loss was recognized within the Condensed Consolidated Statement of Changes in Equity in the amount of $0.7.
During the three months ended September 30, 2022, 140.4 thousand shares held in the EBT were sold at an average net price per share of $9.60 to fund the payment to the respective employees. Given the original share value of $30.99 as of the date of the acquisition, an associated loss was recognized within the Condensed Consolidated Statement of Changes in Equity in the amount of $3.0.
During January 2021, the Company issued 1.5 million ordinary shares to Redtop Holdings Limited pursuant to a hold-back clause within the purchase agreement for a total of $43.9, which was satisfied. See Note 19 - Commitments and Contingencies for additional details.
Share Repurchase Program and Share Retirements - In August 2021, the Company's Board of Directors authorized a share repurchase program allowing the Company to purchase up to $250.0 of its outstanding ordinary shares, subject to market conditions. In February 2022, the Company's Board of Directors approved the purchase of up to $1,000.0 of the Company's ordinary shares through open-market purchases, to be executed through December 31, 2023. The February 2022 repurchase program replaces the repurchase program previously announced in August 2021. During the nine months ended September 30, 2022, the Company repurchased 10.7 million ordinary shares with a total carrying value of $175.0 which were subsequently retired and restored as authorized but unissued ordinary shares. Upon formal retirement and in accordance with ASC Topic 505, Equity, the Company reduced its ordinary shares account by the carrying amount of the treasury shares. Additionally, given the differences of the original repurchase share value and the value at the time of formal retirements, an associated loss was recognized within the Consolidated Statement of Changes in Equity in the amount of $7.7. As of

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, ratios or as noted)
September 30, 2022, the Company had approximately $825.0 of availability remaining under this program. A summary of the ordinary shares repurchased and retired during the nine months ended September 30, 2022 is as follows:

(in millions)	Nine Months Ended September 30, 2022
Total number of shares repurchased	10.7
Average price paid per share	$16.33
Total	$175.0

Total shares retired	10.7
Average price paid per share	$16.33
Total	$175.0

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, ratios or as noted)
Note 14: Share-based Compensation
The Company grants share-based awards under the Clarivate Plc 2019 Incentive Award Plan ("the "Plan"). As of September 30, 2022, approximately 31.2 million shares of the Company’s ordinary shares were available for share-based awards. The Plan provides for the issuance of stock options, restricted stock units ("RSUs") and performance share units ("PSUs"). Share-based compensation expense is recorded to the “Cost of revenues" and “Selling, general and administrative” line items on the accompanying Condensed Consolidated Statements of Operations. Total share-based compensation expense for the three and nine months ended September 30, 2022, and 2021 comprised of the following:

	Three Months Ended September 30, 2022
	Stock Options	RSUs	PSUs	CPA Global Equity Plan	Total
Cost of revenues	$—	$4.5	$—	$(0.3)	$4.2
Selling, general and administrative costs	0.3	13.7	1.1	0.2	15.3
Total share-based compensation expense	$0.3	$18.2	$1.1	$(0.1)	$19.5

	Nine Months Ended September 30, 2022
	Stock Options	RSUs	PSUs	CPA Global Equity Plan	Total
Cost of revenues	$—	$21.9	$0.2	$3.3	$25.4
Selling, general and administrative costs	0.3	42.9	3.0	6.9	53.1
Total share-based compensation expense	$0.3	$64.8	$3.2	$10.2	$78.5

	Three Months Ended September 30, 2021
	Stock Options	RSUs	PSUs	CPA Global Equity Plan	Total
Cost of revenues	$—	$3.9	$0.1	$(0.4)	$3.6
Selling, general and administrative costs	—	7.0	1.0	(1.0)	7.0
Total share-based compensation expense	$—	$10.9	$1.1	$(1.4)	$10.6

	Nine Months Ended September 30, 2021
	Stock Options	RSUs	PSUs	CPA Global Equity Plan	Total
Cost of revenues	$0.1	$12.1	$0.4	$21.9	$34.5
Selling, general and administrative costs	0.4	22.1	3.4	47.4	73.3
Total share-based compensation expense	$0.5	$34.2	$3.8	$69.3	$107.8

The following table summarizes the Company’s existing share-based compensation awards program activity for the nine months ended September 30, 2022, and 2021, respectively (in millions):

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, ratios or as noted)

	Nine Months Ended September 30, 2022
	Stock Options	RSUs	PSUs
Balance at December 31, 2021	4.8	4.5	1.4
Granted	—	9.9	1.2
Exercised/Vested	(0.3)	(2.5)	—
Forfeited/Unexercised	(0.1)	(0.6)	(0.3)
Balance at September 30, 2022	4.4	11.3	2.3

Total remaining unamortized compensation costs	$—	$111.5	$7.9

Weighted average remaining service period	0 years	1.34 years	1.66 years

	Nine Months Ended September 30, 2021
	Stock Options	RSUs	PSUs
Balance at December 31, 2020	7.8	1.8	0.9
Granted	—	2.9	0.5
Vested	(2.7)	(0.6)	—
Forfeited	—	(0.4)	(0.1)
Balance at September 30, 2021	5.1	3.7	1.3

Total remaining unamortized compensation costs	$—	$50.5	$8.8

Weighted average remaining service period	0 years	1.20 years	1.81 years

Note 15: Income Taxes
During the three months ended September 30, 2022 and 2021, the Company recognized an income tax provision of $22.1 on loss before income tax of $4,393.4 and an income tax provision of $3.7 on income before income tax of $32.1, respectively. During the nine months ended September 30, 2022 and 2021, the Company recognized an income tax provision of $48.9 on loss before income tax of $4,234.7 and $12.2 on loss before income tax of $146.9, respectively. The effective tax rate was 1.2% for the nine months ended September 30, 2022, as compared to 8.3% for the nine months ended September 30, 2021. The effective tax rate was 0.5% for the three months ended September 30, 2022, as compared to 11.5% for the three months ended September 30, 2021. The overall increase in tax expense is primarily due to the change in the mix of taxing jurisdictions in which pre-tax profits and losses were recognized and the higher mark to market gain on the private warrants. The goodwill impairment had an immaterial impact on tax expense due to the Company's existing valuation allowance and not having tax basis in the majority of the goodwill that was impaired.

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
Potential ordinary shares on a gross basis of 10.1 million and 9.7 million options, RSUs, PSUs, and Warrants related to the 2019 Incentive Award Plan were excluded from diluted EPS for the nine months ended September 30, 2022 and 2021, respectively, as their inclusion would have been anti-dilutive or their performance metric was not met. Potential ordinary shares on a gross basis of 9.3 million and 8.8 million options, RSUs, PSUs, and Warrants related to the 2019 Incentive

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, ratios or as noted)
Award Plan were excluded from diluted EPS for the three months ended September 30, 2022 and 2021, respectively, as their inclusion would have been anti-dilutive or their performance metric was not met. See Note 13 - Shareholders’ Equity and Note 14 - Share-based Compensation for additional information.
The potential dilutive effect of our MCPS outstanding during the period was calculated using the if-converted method assuming the conversion as of the earliest period reported or at the date of issuance, if later. The resulting weighted-average ordinary shares of 55.3 million related to our MCPS are not included in the dilutive weighted-average ordinary shares outstanding calculation for the three and nine months ended September 30, 2022, as their effect would be anti-dilutive.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, ratios or as noted)
The basic and diluted EPS computations for our ordinary shares are calculated as follows:

	Three Months Ended September 30,
	2022	2021
Basic EPS
Net income (loss) available to ordinary shareholders	$(4,415.5)	$28.4
Dividends on preferred shares	18.9	22.4
Net income (loss) attributable to ordinary shares	$(4,434.4)	$6.0

Basic weighted-average number of ordinary shares outstanding	673.6	634.5
Basic EPS	$(6.58)	$0.01

Diluted EPS
Net income (loss) attributable to ordinary shares	$(4,434.4)	$6.0
Change in fair value of private placement warrants	(49.0)	(83.0)
Net income (loss) attributable to ordinary shares, diluted	$(4,483.4)	$(77.0)

Denominator:
Shares used in computing net income (loss) attributable to per share to ordinary shareholders, basic	673.6	634.5
Weighted-average effect of potentially dilutive shares to purchase ordinary shares	1.6	9.4
Diluted weighted-average number of ordinary shares outstanding	675.2	643.9
Diluted EPS	$(6.64)	$(0.12)

	Nine Months Ended September 30,
	2022	2021
Basic EPS
Net income (loss) available to ordinary shareholders	$(4,283.6)	$(159.1)
Dividends on preferred shares	56.3	22.4
Net income (loss) attributable to ordinary shares	$(4,339.9)	$(181.5)

Basic weighted-average number of ordinary shares outstanding	676.7	616.1
Basic EPS	$(6.41)	$(0.29)

Diluted EPS
Net income (loss) attributable to ordinary shares	$(4,339.9)	$(181.5)
Change in fair value of private placement warrants	(190.7)	(113.2)
Net income (loss) attributable to ordinary shares, diluted	$(4,530.6)	$(294.7)

Denominator:
Shares used in computing net income (loss) attributable to per share to ordinary shareholders, basic	676.7	616.1
Weighted-average effect of potentially dilutive shares to purchase ordinary shares	3.9	10.1
Diluted weighted-average number of ordinary shares outstanding	680.6	626.2
Diluted EPS	$(6.66)	$(0.47)

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, ratios or as noted)
Note 17: Other Operating (Income) Expense, Net
Other Operating (Income) Expense, Net, consisted of the following for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021
Net foreign exchange (gain) loss	$(30.0)	$(0.4)
Miscellaneous (income) expense, net	3.4	4.8
Other operating (income) expense, net	$(26.6)	$4.4

	Nine Months Ended September 30,
	2022	2021
Net foreign exchange (gain) loss	$(73.9)	$15.4
Miscellaneous expense (income), net	9.0	4.3
Other operating (income) expense, net	$(64.9)	$19.7

Note 18: Segment Information
The Chief Executive Officer is the Company’s Chief Operating Decision Maker (“CODM”). The CODM evaluates segment performance based primarily on revenue and segment Adjusted EBITDA, as described below. The CODM does not review assets by operating segment for the purposes of assessing performance or allocating resources.
At the end of the third quarter, the Company realigned its business segments based on the products we offer and the markets they serve. The composition change correlates with our One Clarivate vision, to align our operations with our customer and industry verticals, to focus outside-in on our customers and the complete portfolio of solutions we can offer them. The change was effective September 30, 2022. All segment results for prior periods have been recast to conform to the new presentation and allocation methodologies, which consists of assigning certain costs to each segment based on an identified driver. In comparison to the segments reported in our Annual Report on Form 10-K for the year ended December 31, 2021, the product groups included in the Intellectual Property segment remain unchanged. The segment realignment primarily impacted the Science segment to bifurcate between our A&G and LS&H product groups.
Academia and Government: The A&G segment provides curated high-value, structured content, discovery solutions and related software applications that are embedded into the workflows of our customers, which include libraries, universities and research institutions world-wide.
Life Sciences and Healthcare: The Life Sciences and Healthcare segment serves the content and analytical needs of pharmaceutical and biotechnology companies across the drug development lifecycle, including content on discovery and preclinical research, competitive intelligence, regulatory information and clinical trials.
Intellectual Property: The Intellectual Property segment serves customers with our patent, trademark, and IP management solutions. These solutions help manage customer’s end-to-end portfolio of intellectual property from patents to trademarks across the entire IP lifecycle.
Each of the three operating segments represent the segments for which discrete financial information is available and upon which operating results are regularly evaluated by the CODM in order to assess performance and allocate resources. The CODM evaluates performance based primarily on segment revenue and Adjusted EBITDA. Adjusted EBITDA represents net (loss) income before the provision for income taxes, depreciation and amortization and interest expense adjusted to exclude acquisition or disposal-related transaction costs, losses on extinguishment of debt, share-based compensation, unrealized foreign currency gains/(losses), transformational and restructuring expenses, acquisition-related adjustments to deferred revenues prior to the adoption of FASB ASU No. 2021-08 in 2021, non-operating income or expense, the impact of certain non-cash mark-to-market adjustments on financial instruments, legal settlements and other items that are included in

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, ratios or as noted)
net income for the period that the Company does not consider indicative of its ongoing operating performance and certain unusual items impacting results in a particular period.
Revenues, net by segment
The following table summarizes revenue by reportable segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Academia and Government	$307.1	$102.3	$951.6	$303.3
Life Sciences and Healthcare	103.6	98.5	327.7	291.1
Intellectual Property	225.0	241.3	705.2	721.8
Total Revenues, net	$635.7	$442.1	$1,984.5	$1,316.2

Adjusted EBITDA by segment
The following table presents segment profitability and a reconciliation to net income for the periods indicated:

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, ratios or as noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Academia and Government	$124.1	$59.7	$351.5	$169.0
Life Sciences and Healthcare	41.5	32.2	125.4	92.3
Intellectual Property	106.0	98.1	331.4	282.5
Total Adjusted EBITDA	$271.6	$190.0	$808.3	$543.8
Provision for income taxes	(22.1)	(3.7)	(48.9)	(12.2)
Depreciation and amortization	(169.7)	(130.7)	(521.7)	(392.6)
Interest expense and amortization of debt discount, net	(71.5)	(65.3)	(193.3)	(141.2)
Mark to market gain (loss) on financial instruments(1)	53.3	83.0	202.7	113.2
Deferred revenues adjustment(2)	(0.3)	(0.1)	(0.9)	(4.5)
Transaction related costs(3)	3.7	(16.4)	(8.1)	(7.4)
Share-based compensation expense	(20.8)	(10.6)	(79.9)	(107.7)
Restructuring and impairment(4)	(26.0)	(7.1)	(56.9)	(125.7)
Goodwill impairment	(4,448.6)	—	(4,448.6)	—
Other(5)	14.9	(10.7)	63.7	(24.8)
Net (loss) income	$(4,415.5)	$28.4	$(4,283.6)	$(159.1)
Dividends on preferred shares	(18.9)	(22.4)	(56.3)	(22.4)
Net (loss) income attributable to ordinary shares	$(4,434.4)	$6.0	$(4,339.9)	$(181.5)

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

(3) Includes costs incurred to complete business combination transactions, including acquisitions, dispositions and capital market activities and include advisory, legal, and other professional and consulting costs. The nine months ended September 30, 2021 period also includes the mark-to-market adjustment gains on the contingent stock consideration associated with the CPA Global and DRG acquisitions.

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
Our best estimate of the Company's potential liability for the larger legal claims is approximately $55, which includes estimated legal costs and accrued interest. The recorded probable loss is an estimate and the actual costs arising from our

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, ratios or as noted)
litigation could be materially lower or higher. We have and will continue to vigorously defend ourselves against these claims. We maintain appropriate levels of insurance, which we expect are likely to provide coverage for some of these liabilities or other losses that may arise from these litigation matters.
Between January and March 2022, three putative securities class action complaints were filed in the United States District Court for the Eastern District of New York against Clarivate and certain of its executives and directors alleging that there were weaknesses in the Company’s internal controls over financial reporting and financial reporting procedures that it failed to disclose in violation of federal securities law. The complaints were consolidated into a single proceeding on May 18, 2022. On August 8, 2022, plaintiffs filed a consolidated amended complaint, seeking damages on behalf of a putative class of shareholders who acquired Clarivate securities between July 30, 2020 and February 2, 2022, and/or acquired Clarivate common or preferred shares in connection with offerings on June 10, 2021, or Clarivate common shares in connection with a September 13, 2021 offering. The amended complaint, like the prior complaints, references an error in the accounting treatment of an equity plan included in the Company’s 2020 business combination with CPA Global that was disclosed on December 27, 2021, and related restatements issued on February 3, 2022 of certain of the Company’s previously issued financial statements; the amended complaint also alleges that the Company and certain of its executives and directors made false or misleading statements relating to the Company’s product quality and expected organic revenues and organic growth rate, and that they failed to disclose significant known changes to the Company’s business model. Defendants moved to dismiss the amended complaint on October 7, 2022. On June 7, 2022, a class action was filed in Pennsylvania state court in the Court of Common Pleas of Philadelphia asserting claims under the Securities Act of 1933, based on substantially similar allegations, with respect to alleged misstatements and omissions in the offering documents for two issuances of Clarivate ordinary shares in June and September 2021. The Company moved to stay this proceeding on August 19, 2022 and filed its preliminary objections to the state court complaint on October 21, 2022. Clarivate does not believe that the claims alleged in the complaints have merit and will vigorously defend against them. Given the early stage of the proceedings, we are unable to estimate the reasonably possible loss or range of loss, if any, arising from these matters.
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
As of September 30, 2022 and December 31, 2021, there were no outstanding contingent liabilities.

Note 20: Related Party Transactions
One of our independent directors has an immediate family member who is a member of management for one of our customers. The Company recognized net revenues of $(0.1) and $0.3 for the three months ended September 30, 2022 and 2021, respectively, and $1.2 and $0.8 during the nine months ended September 30, 2022 and 2021, respectively, from this customer and had $0.8 receivables outstanding as of September 30, 2022 and $0.1 outstanding as of December 31, 2021.
One of our independent directors is also a director on the board of one of Clarivate’s customers. The Company recognized net revenues of $0.1 and $0.4 during the three and nine months ended September 30, 2022, respectively, from this customer and had $0.1 of receivables outstanding as of September 30, 2022.
Our Chief Executive Officer is also a director on the board of one of Clarivate’s vendors. The Company incurred expenses of $0.2 and $0.6 during the three and nine months ended September 30, 2022, respectively, associated with this vendor and had $0.4 of outstanding liability as of September 30, 2022.

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
On December 1, 2021, Clarivate closed its acquisition of ProQuest from CIG, Atairos and certain other equity holders (the "Seller Group"). The aggregate consideration included $1,094.9 from the issuance of 46.9 million ordinary shares to the Seller Group. As part of the acquisition, and as a result, CIG is a related party to Clarivate. Clarivate assumed a Finance lease in which CIG is the Lessor as part of the acquisition. For the three and nine months ended September 30, 2022, interest expense of $0.3 and $0.9, respectively, and amortization of the Finance lease right of use asset ("ROU") of $2.2 and $9.9, respectively, is reflected in the Condensed Consolidated Statements of Operations. The Finance lease ROU asset of $7.2 is presented within Property, Plant, and Equipment (see Note 7 - Property and Equipment, Net) and the corresponding lease liability of $29.3 is treated as an item of indebtedness (see Note 11 - Debt) within the Condensed Consolidated Balance Sheet.

Note 21: Restructuring and Impairment
One Clarivate Program
During the second quarter 2021, the Company approved a restructuring plan to streamline operations within targeted areas of the Company. The program is expected to result in a reduction in operational costs, with the primary cost savings driver being from a reduction in workforce. Components of the pre-tax charges include $2.6 and $10.1 in severance costs and $0.0 and $1.7 in other costs incurred during the three months ended September 30, 2022 and 2021, respectively. Costs incurred during the nine months ended September 30, 2022 and 2021 include $13.7 and $12.1 in severance costs and $0.1 and $1.7 in other costs respectively. The Academia and Government, Life Science and Healthcare, and Intellectual Property Segments incurred $1.6, $0.4, and $0.6 of the expense, respectively, during the three months ended September 30, 2022 and $7.8, $2.4, and $3.6, respectively, during the nine months ended September 30, 2022. The Academia and Government, Life Science and Healthcare, and Intellectual Property Segments incurred $4.1, $2.3, and $5.4 of the expense, respectively, during the three months ended September 30, 2021 and $5.1, $2.6, and $6.1 during the nine months ended September 30, 2021.
ProQuest Acquisition Integration Program
During the fourth quarter 2021, the Company approved a restructuring plan to streamline operations within targeted areas of the Company. The program is expected to result in a reduction in operational costs, with the primary cost savings driver being from a reduction in workforce. Components of the pre-tax charges include $6.6 and $18.6 in severance costs and $16.5 and $24.6 in other costs incurred during the three and nine months ended September 30, 2022, respectively. The Academia and Government, Life Science and Healthcare, and Intellectual Property Segments incurred $12.5, $3.3, and $7.3 of the expense, respectively, during the three months ended September 30, 2022 and $23.8, $6.2, and $13.2, respectively, during the nine months ended September 30, 2022.
Other Restructuring Programs
During 2020 and the fourth quarter 2019, we engaged a strategic consulting firm to assist us in optimizing our structure and cost base. As a result, we implemented several cost-saving and margin improvement programs designed to generate substantial incremental cash flows including the Operation Simplification and Optimization Program, the DRG Acquisition Integration Program and the CPA Global Acquisition Integration and Optimization Program. The costs associated with these programs were substantially complete as of September 30, 2022. Components of the pre-tax charges include $0.2 and $(7.7) in severance costs and $0.2 and $2.6 in other costs incurred during the three months ended September 30, 2022 and 2021, respectively. Costs incurred during the nine months ended September 30, 2022 and 2021 include $(0.5) and $38.8 in

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, ratios or as noted)
severance costs, respectively, and $0.5 and $72.7 in other costs, respectively. The Academia and Government, Life Science and Healthcare, and Intellectual Property Segments incurred $0.2, $0.0, and $0.2 of the expense, respectively, during the three months ended September 30, 2022 and $0.1, $(0.1), and $0.0 during the nine months ended September 30, 2022. The Academia and Government, Life Science and Healthcare, and Intellectual Property Segments incurred $(0.8), $(0.2), and $(4.1) of the expense, respectively, during the three months ended September 30, 2021 and $22.8, $24.4, and $64.3, respectively, during the nine months ended September 30, 2021.
The table below summarizes the activity related to the restructuring reserves across each of Clarivate's cost-saving programs.

Restructuring Programs	Severance and Related Benefit Costs	Costs Associated with Exit and Disposal Costs(1)	Total
Reserve Balance as of December 31, 2021	$28.3	$0.7	$29.0
Expenses recorded(2)	10.3	1.4	11.7
Payments made	(23.7)	(0.5)	(24.2)
Noncash items	(0.1)	0.5	0.4
Reserve Balance as of March 31, 2022	$14.8	$2.1	$16.9
Expenses recorded(2)	12.1	7.1	19.2
Payments made	(10.9)	(2.2)	(13.1)
Noncash items	(2.5)	(5.9)	(8.4)
Reserve Balance as of June 30, 2022	$13.5	$1.1	$14.6
Expenses recorded	9.3	16.7	26.0
Payments made	(9.0)	(0.3)	(9.3)
Noncash items	(1.1)	(17.2)	(18.3)
Reserve Balance as of September 30, 2022	$12.7	$0.3	$13.0

Reserve Balance as of December 31, 2020	$25.7	$3.8	$29.5
Expenses recorded(2)	22.2	45.7	67.9
Payments made	(15.9)	(4.2)	(20.1)
Noncash items	(1.4)	(40.9)	(42.3)
Reserve Balance as of March 31, 2021	$30.6	$4.4	$35.0
Expenses recorded(2)	26.2	24.5	50.7
Payments made	(10.6)	(22.8)	(33.4)
Asset Impairment Charge	—	(2.7)	(2.7)
Reserve Balance as of June 30, 2021	$46.2	$3.4	$49.6
Expenses recorded	2.7	4.4	7.1
Payments made	(13.7)	(2.0)	(15.7)
Asset Impairment Charge	—	(0.8)	(0.8)
Reserve Balance as of September 30, 2021	$35.2	$5.0	$40.2
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

The following table is a summary of charges incurred related to the Company's restructuring programs for the three and nine months ended September 30, 2022 and 2021.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, ratios or as noted)

	Three Months Ended September 30,
	2022	2021
Severance and related benefit costs	$9.3	$2.7
Costs associated with exit and disposal activities(1)	0.1	3.4
Costs associated with lease exit costs including impairment(2)	16.6	1.0
Total restructuring and impairment	$26.0	$7.1

	Nine Months Ended September 30,
	2022	2021
Severance and related benefit costs	$31.8	$51.2
Costs associated with exit and disposal activities(1)	2.1	5.6
Costs associated with lease exit costs including impairment(2)	23.0	68.9
Total restructuring and impairment	$56.9	$125.7
(1) Relates primarily to contract exit costs, legal and advisory fees.
(2) Relates primarily to lease exit costs.

Lease Impairments
The Company evaluates long-lived assets for indicators of impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company considers a triggering event to have occurred upon exiting a facility if the expected undiscounted cash flows for the sublease period are less than the carrying value of the assets group. An impairment charge is recorded in the excess of each operating lease ROU asset's carrying amount over its estimated fair value. In connection with the Company's digital workplace transformation initiative to enable colleagues to work remotely, the Company ceased the use of select leased sites during the nine months ended September 30, 2022 and 2021. As a result, the Company recorded a non-cash impairment charge to restructuring and impairment within the Condensed Consolidated Statement of Operations based on the estimate of future recoverable cash flows of $16.1 and $0.8 for the three months ended September 30, 2022 and 2021, respectively, and $22.3 and $51.0 for the nine months ended September 30, 2022 and 2021, respectively. Additionally, the Company incurred $0.0 and $0.2 in lease termination fees during the three months ended September 30, 2022 and 2021, respectively, and $0.4 and $3.3 during the nine months ended September 30, 2022 and 2021, respectively.

Note 22: Subsequent Events
On October 31, 2022, the Company completed the sale of MarkMonitor and expects to recognize a pre-tax gain from the sale. Concurrent with the sale, the Company made a prepayment of $300 on our term loan facility.
Management has evaluated the impact of events that have occurred subsequent to September 30, 2022. Based on this evaluation, other than disclosed within these Condensed Consolidated Financial Statements and related notes, the Company has determined no other events were required to be recognized or disclosed.

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
Overview
We offer a collection of high quality, market leading information and analytic products and solutions through our Academia and Government ("A&G") segment, Life Sciences and Healthcare ("LS&H") segment, and Intellectual Property (“IP”) segment, which are also our reportable segments. Our A&G segment consists of our Academia and Government product group as well as Web of Science products. The A&G segment provides curated high-value, structured content, discovery solutions and related software applications that are embedded into the workflows of our customers, which include libraries, universities and research institutions world-wide. The LS&H segment contains our products and solutions which serve the content and analytical needs of pharmaceutical and biotechnology companies across the drug development lifecycle, including content on discovery and preclinical research, competitive intelligence, regulatory information and clinical trials. Our IP segment consists of our patent, trademark, and IP management products and solutions. These products and solutions help manage customers' end-to-end portfolio of intellectual property from patents to trademarks across the entire IP lifecycle.

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
We monitor ACV because it represents a leading indicator of the potential subscription revenues that may be generated from our existing customer base over the upcoming 12-month period. Measurement of subscription revenues as a key operating metric is particularly relevant because a majority of our revenues are generated through subscription-based and re-occurring revenues, which accounted for 80.4% and 80.7% of our total revenues for the three months ended September 30, 2022 and 2021 and 78.1% and 80.7% for the nine months ended September 30, 2022 and 2021, respectively. We calculate and monitor ACV for each of our segments and use the metric as part of our evaluation of our business and trends.
The amount of actual subscription revenues that we earn over any 12-month period are likely to differ from ACV at the beginning of that period, sometimes significantly. This may occur for numerous reasons, including subsequent changes in annual revenue renewal rates, impact of price increases (or decreases), cancellations, upgrades and downgrades, and acquisitions and divestitures.
We calculate the ACV on a constant currency basis to exclude the effect of foreign currency fluctuations.
The following table presents ACV as of the dates indicated:

	September 30,		Change(1)
	2022	2021	2022 vs. 2021
Annualized Contract Value	$1,647.1	$936.7	$710.4	75.8%
(1) The change in ACV is primarily due to the acquisition of ProQuest in December 2021, supplemented by organic ACV growth of 3.9%.
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
The impact of upgrades, new subscriptions and product price increases is reflected in ACV, but not in annual revenue renewal rates. Our annual revenue renewal rates were 92.0% and 90.6% for the nine months ended September 30, 2022, and 2021, respectively.

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

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)
Results of Operations
Revenues, net
Total Revenue
Revenues, net of $635.7 for the three months ended September 30, 2022, increased by $193.6, or 43.8%, from $442.1 for the three months ended September 30, 2021. On a constant currency basis, Revenues, net increased by $225.1, or 50.9% for the three months ended September 30, 2022. Revenues, net of $1,984.5 for the nine months ended September 30, 2022, increased by $668.3, or 50.8%, from $1,316.2 for the nine months ended September 30, 2021. On a constant currency basis, Revenues, net increased by $738.8, or 56.1% for the nine months ended September 30, 2022. Organic revenue growth was slightly impacted by our decision to cease commercial operations in Russia in March 2022.

Revenue by Transaction Type

The following tables present the amounts of our subscription, re-occurring and transactional and other revenues for the periods indicated, as well as the drivers of the variances between periods, including as a percentage of such revenues.

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
	Three Months Ended September 30,		Total Variance (Dollars)	Total Variance (Percentage)	Acquisitions	FX Impact	Organic
(in millions, except percentages)	2022	2021
Subscription revenues	$408.3	$246.5	$161.8	65.6%	68.4%	(7.0)%	4.3%
Re-occurring revenues	102.7	110.4	(7.7)	(7.0)%	—%	(9.4)%	2.4%
Transactional and other revenues	125.0	85.3	39.7	46.5%	60.5%	(4.6)%	(9.4)%
Deferred revenues adjustment(1)	(0.3)	(0.1)	(0.2)	(200.0)%	(200.0)%	—%	—%
Revenues, net	$635.7	$442.1	$193.6	43.8%	49.7%	(7.1)%	1.2%

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

On a constant currency basis, subscription revenues increased by $179.0, or 72.6%. Acquisitive subscription growth was primarily generated from the ProQuest Transaction. Organic subscription revenues increased primarily due to price increases and the benefit of net installations.

On a constant currency basis, re-occurring revenues increased by $2.7, or 2.4%. Organic re-occurring revenues increased due to increases in patent renewal volumes and improvements in yield per case.
On a constant currency basis, transactional and other revenues increased by $43.6, or 51.1%. Acquisitive transactional growth was primarily generated from the ProQuest Transaction. Organic transactional and other revenues declined due to lower custom data sales and consulting services revenue.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
	Nine Months Ended September 30,		Total Variance (Dollars)	Total Variance (Percentage)	Acquisitions	FX Impact	Organic
(in millions, except percentages)	2022	2021(1)
Subscription revenues	$1,220.7	$728.9	$491.8	67.5%	68.7%	(5.0)%	3.8%
Re-occurring revenues	329.2	333.6	(4.4)	(1.3)%	—%	(7.5)%	6.1%
Transactional and other revenues	435.5	258.2	177.3	68.7%	73.4%	(3.6)%	(1.1)%
Deferred revenues adjustment(2)	(0.9)	(4.5)	3.6	80.0%	80.0%	—%	—%
Revenues, net	$1,984.5	$1,316.2	$668.3	50.8%	52.7%	(5.4)%	3.4%

(1) Certain prior period reported amounts have been reclassified to conform to current period presentation.
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

On a constant currency basis, subscription revenues increased by $528.1, or 72.5%. Acquisitive subscription growth was primarily generated from the ProQuest Transaction. Organic subscription revenues increased primarily due to price increases and the benefit of net installations.
On a constant currency basis, re-occurring revenues increased by $20.5, or 6.1%. Organic re-occurring revenues increased primarily due to increases in patent renewal volumes and improvements in yield per case.
On a constant currency basis, transactional and other revenues increased by $186.6, or 72.3%. Acquisitive transactional growth was primarily generated from the ProQuest Transaction. Organic transactional and other revenues declined due to lower trademarks transactional volumes and consulting services revenue.

Revenue by Geography
The below tables present our revenues split by geographic region, separating the impacts of the deferred revenues adjustment:

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
	Three Months Ended September 30,		Total Variance (Dollars)	Total Variance (Percentage)	Acquisitions	FX Impact	Organic
(in millions, except percentages)	2022	2021
Americas	$349.2	$217.8	$131.4	60.3%	63.5%	(2.5)%	(0.6)%
Europe/Middle East/Africa	167.6	131.1	36.5	27.8%	39.9%	(11.9)%	(0.2)%
Asia Pacific	119.2	93.3	25.9	27.8%	31.7%	(11.3)%	7.3%
Deferred revenues adjustment(1)	(0.3)	(0.1)	(0.2)	(200.0)%	(200.0)%	—%	—%
Revenues, net	$635.7	$442.1	$193.6	43.8%	49.7%	(7.1)%	1.2%

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

Acquisitive growth for all regions was primarily related to the ProQuest Transaction. On a constant currency basis, Americas revenues increased by $136.8, or 62.8%, primarily due to acquisitive growth, with organic decline due to lower transactional and other revenues offsetting growth in subscription and re-occurring revenue. On a constant currency basis, Europe/Middle East/Africa revenues increased by $52.1, or 39.7%, primarily due to acquisitive growth, with organic decline due to lower transactional and other revenues. On a constant currency basis, Asia Pacific revenues increased by $36.4, or

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)
39.0%, primarily due to acquisitive growth and organic growth realized across all segments and among subscription, re-occurring and transactional and other revenues.

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
	Nine Months Ended September 30,		Total Variance (Dollars)	Total Variance (Percentage)	Acquisitions	FX Impact	Organic
(in millions, except percentages)	2022	2021
Americas	$1,094.0	$642.4	$451.6	70.3%	68.2%	(2.0)%	4.1%
Europe/Middle East/Africa	523.7	396.7	127.0	32.0%	40.5%	(8.6)%	0.1%
Asia Pacific	367.7	281.6	86.1	30.6%	32.3%	(8.3)%	6.6%
Deferred revenues adjustment(1)	(0.9)	(4.5)	3.6	80.0%	80.0%	—%	—%
Revenues, net	$1,984.5	$1,316.2	$668.3	50.8%	52.7%	(5.4)%	3.4%

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

Acquisitive growth for all regions was primarily related to the ProQuest Transaction. On a constant currency basis, Americas revenues increased by $464.5, or 72.3%, with organic growth due to improved subscription and re-occurring revenues. On a constant currency basis, Europe/Middle East/Africa revenues increased by $161.2, or 40.6%, primarily due to acquisitive growth. On a constant currency basis, Asia Pacific revenues increased by $109.5, or 38.9%, primarily due to acquisitive growth and organic growth realized across all segments and among subscription, re-occurring and transactional and other revenues.

Revenue by Segment
The following tables, and the discussions that follow, present our revenues by segment for the periods indicated.

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
	Three Months Ended September 30,		Total Variance (Dollars)	Total Variance (Percentage)	Acquisitions	FX Impact	Organic
(in millions, except percentages)	2022	2021
Academia and Government	$307.1	$102.3	$204.8	200.2%	206.0%	(8.1)%	2.3%
Life Sciences and Healthcare	103.6	98.5	5.1	5.2%	9.5%	(4.6)%	0.2%
Intellectual Property	225.3	241.4	(16.1)	(6.7)%	—%	(7.7)%	1.1%
Deferred revenues adjustment(1)	(0.3)	(0.1)	(0.2)	(200.0)%	(200.0)%	—%	—%
Revenues, net	$635.7	$442.1	$193.6	43.8%	49.7%	(7.1)%	1.2%

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

Academia and Government Segment: On a constant currency basis, revenues increased by $213.1, or 208.3%. Acquisitive growth was generated from the ProQuest Transaction. Organic revenue growth reflects increases in subscription revenue primarily due to price increases and the benefit of net installations.

Life Sciences and Healthcare Segment: On a constant currency basis, revenues increased by $9.6, or 9.7%. Organic revenue growth reflects subscription revenue growth offset by declines in transactional and other revenues in custom data sales and consulting services revenue.

Intellectual Property Segment: On a constant currency basis, revenues increased by $2.6, or 1.1%. Organic revenue growth reflects increases in subscription and re-occurring revenues. Organic subscription revenues growth primarily due to price increases and the benefit of net installations. Re-occurring revenue growth is due to improved volumes and yield per case.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
	Nine Months Ended September 30,		Total Variance (Dollars)	Total Variance (Percentage)	Acquisitions	FX Impact	Organic
(in millions, except percentages)	2022	2021
Academia and Government	$951.6	$303.3	$648.3	213.7%	217.9%	(5.6)%	1.4%
Life Sciences and Healthcare	327.7	291.1	36.6	12.6%	9.9%	(3.5)%	6.1%
Intellectual Property	706.1	726.3	(20.2)	(2.8)%	—%	(6.0)%	3.2%
Deferred revenues adjustment(1)	(0.9)	(4.5)	3.6	80.0%	80.0%	—%	—%
Revenues, net	$1,984.5	$1,316.2	$668.3	50.8%	52.7%	(5.4)%	3.4%

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

Academia and Government Segment: On a constant currency basis, revenues increased by $665.3, or 219.4%, primarily due to acquisitive growth and organic subscription revenues growth. Acquisitive growth was primarily generated from the ProQuest Transaction. Organic revenues, on a constant currency basis, increased primarily due to subscription revenues due to price increases and the benefit of net installations.

Life Science and Healthcare Segment: On a constant currency basis, revenues increased by $46.7, or 16.0%. Organic revenues, on a constant currency basis, increased primarily due to subscription revenues growth due to price increases and the benefit of net installations and transaction and other revenue growth on increases in custom data sales.

Intellectual Property Segment: On a constant currency basis, revenues increased by $23.2, or 3.2%. Organic revenues, on a constant currency basis, increased primarily due to growth in re-occurring revenues from patent renewal volumes and improvements in yield per case and subscription revenues due to price increases and the benefit of net installations.

Operating Expenses
The following table presents certain of our operating expense line item amounts and their associated percentage of revenue:

	Three Months Ended September 30,		Change 2022 vs. 2021		Nine Months Ended September 30,		Change 2022 vs. 2021
(in millions, except percentages)	2022	2021	$	%	2022	2021	$	%
Operating Expenses:
Cost of revenues	$223.7	$140.7	$83.0	59.0%	$717.0	$438.3	$278.7	63.6%
Selling, general and administrative costs	169.5	144.8	24.7	17.1%	549.3	458.8	90.5	19.7%
Total cost of revenues and selling, general and administrative costs	$393.2	$285.5	$107.7	37.7%	$1,266.3	$897.1	$369.2	41.2%

Depreciation and amortization expense	$169.7	$130.7	$39.0	29.8%	$521.7	$392.6	$129.1	32.9%

As a percentage of revenue:
Total cost of revenues and selling, general and administrative costs	61.9%	64.6%			63.8%	68.2%
Depreciation and amortization expense	26.7%	29.6%			26.3%	29.8%
Cost of Revenues
On a constant currency basis, cost of revenues increased by $92.7, or 65.9%, for the three months ended September 30, 2022. Cost of revenues as a percentage of revenues, net increased by 3.4% to 35.2% for the three months ended September 30, 2022 compared to 31.8% for the three months ended September 30, 2021. The increase for the three months ended September 30, 2022 was primarily due to an increase from the acquisition of ProQuest, which was acquired in December

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)
2021 and has no prior year comparative amount. Partially driving the increase is an increase in production headcount and compensation costs of approximately 3%.
On a constant currency basis, cost of revenues increased by $298.7, or 68.1%, for the nine months ended September 30, 2022. The increase for the nine months ended September 30, 2022 was primarily due to an increase from the acquisition of ProQuest. The increase was partially offset by a reduction in people related costs primarily driven by the cost-saving and margin improvement programs designed to generate substantial incremental cash flow. See Note 21 - Restructuring and Impairment for further information. Cost of revenues as a percentage of revenues, net increased by 2.8% to 36.1% for the nine months ended September 30, 2022 compared to 33.3% for the nine months ended September 30, 2021.

Selling, General and Administrative
On a constant currency basis, selling, general and administrative expense increased by $32.6, or 22.5%, for the three months ended September 30, 2022, primarily due to additional expense from the acquisition of ProQuest. The increase was partially offset by a reduction in CPA Global people related costs primarily driven by the cost-saving and margin improvement programs designed to generate substantial incremental cash flow. Selling, general and administrative costs as a percentage of revenues, net decreased by 6.1% to 26.7% for the three months ended September 30, 2022 compared to 32.8% for the three months ended September 30, 2021, largely driven by the cost-saving and margin improvement programs designed to generate substantial incremental cash flow including the One Clarivate, ProQuest, and CPA Global Acquisition Integration.
On a constant currency basis, selling, general and administrative expense increased by $107.1, or 23.3%, for the nine months ended September 30, 2022, primarily due to additional expense from the acquisition of ProQuest and mark to market gains on contingent shares that settled in the first quarter of 2021 associated with the CPA Global and DRG acquisitions that did not reoccur in the current year period. These increases were partially offset by a reduction in CPA Global people related costs primarily driven by the cost-saving and margin improvement programs designed to generate substantial incremental cash flow and a decrease in share-based compensation expense related to phantom equity awards under the CPA Global Equity Plan. Selling, general and administrative costs as a percentage of revenues, net decreased by 7.2% to 27.7% for the nine months ended September 30, 2022 compared to 34.9% for the nine months ended September 30, 2021.

Depreciation and amortization
The increase for the three and nine months ended September 30, 2022 was driven by the additional depreciation and amortization on assets acquired through the ProQuest Transaction. This increase was partially offset by run-off of previously purchased capital assets. As a percentage of revenues, net, depreciation and amortization expense decreased by 2.9% to 26.7% for the three months ended September 30, 2022 compared to 29.6% for the three months ended September 30, 2021. For the nine months ended September 30, 2022, expressed as a percentage of revenues, net, depreciation and amortization expense decreased by 3.5% to 26.3% compared to 29.8% for the nine months ended September 30, 2021.
Restructuring and Impairment

	Three Months Ended September 30,		Change 2022 vs. 2021		Nine Months Ended September 30,		Change 2022 vs. 2021
	2022	2021	$	%	2022	2021	$	%
Restructuring and impairment	$26.0	$7.1	$18.9	266.2%	$56.9	$125.7	$(68.8)	(54.7)%
The decrease for the nine months ended September 30, 2022, was primarily driven by wind down of expenses associated with the CPA Global Acquisition Integration and Optimization Program, DRG Acquisition Integration Program, and Operation Simplification and Optimization Program, which were substantially complete as of June 30, 2022. The decrease was partially offset by the cost-saving and margin improvement programs designed to generate substantial incremental cash flow including the One Clarivate and ProQuest Acquisition Integration Programs. See Note 21 - Restructuring and Impairment for further information.
The following table summarizes the total costs incurred to date and expected costs to be incurred in a future period for each program.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)

	Total Costs Incurred to Date	Costs Expected to be Incurred in Future Periods
One Clarivate Program	$33.7	$15.0
ProQuest Acquisition Integration Program	45.1	15.0
Other Restructuring Programs:
CPA Global Acquisition Integration and Optimization Program	127.3	—
DRG Acquisition Integration Program	7.5	—
Operation Simplification and Optimization Program	44.5	—
Total Other Restructuring Programs	$179.3	$—
Goodwill impairment
Indicators of possible impairment were identified in connection with the Company's preparation of these Condensed Consolidated Financial Statements primarily due to worsening market considerations and macroeconomic conditions such as increasing inflationary pressures and rising interest rates as well as sustained declines in the Company's share price during the three months ended September 30, 2022. A quantitative goodwill impairment assessment was performed over the Company's reporting units resulting in goodwill impairment of $4,448.6 for the three and nine months ended September 30, 2022.
Other Operating (Income) Expense, Net

	Three Months Ended September 30,		Change 2022 vs. 2021		Nine Months Ended September 30,		Change 2022 vs. 2021
	2022	2021	$	%	2022	2021	$	%
Other operating (income) expense, net	$(26.6)	$4.4	$31.0	704.5%	$(64.9)	$19.7	$84.6	429.4%
The fluctuations for the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021, respectively, were primarily driven by the consolidated impact of the remeasurement of the assets and liabilities of our Company that are denominated in currencies other than each relevant entity’s functional currency, with the largest impacts derived from transactions denominated in GBP.
Mark to Market (Gain) Loss on Financial Instruments

	Three Months Ended September 30,		Change 2022 vs. 2021		Nine Months Ended September 30,		Change 2022 vs. 2021
	2022	2021	$	%	2022	2021	$	%
Mark to market (gain) loss on financial instruments	$(53.3)	$(83.0)	$(29.7)	(35.8)%	$(202.7)	$(113.2)	$89.5	79.1%

The increase was driven by the change in the Company’s share price and its impact as an input to the Black-Scholes option valuation model for the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021, respectively.
Interest Expense and amortization of debt discount, Net

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)

	Three Months Ended September 30,		Change 2022 vs. 2021		Nine Months Ended September 30,		Change 2022 vs. 2021
	2022	2021	$	%	2022	2021	$	%
Interest expense and amortization of debt discount, net	$71.5	$65.3	$6.2	9.5%	$193.3	$141.2	$52.1	36.9%
The increases were primarily attributed to the private placement offerings and subsequent exchange offers of our New Senior Secured Notes due 2028 and Senior Notes due 2029, which took place in the second and third quarter of 2021, respectively.
Provision (benefit) for Income Taxes
Provision for income taxes of $22.1 on pre-tax book expense of $4,393.4 for the three months ended September 30, 2022, increased by $18.4 from a provision of $3.7 on a pre-tax book income of $32.1 for the three months ended September 30, 2021. Provision for income taxes of $48.9 on pre-tax book expense of $4,234.7 for the nine months ended September 30, 2022, increased by $36.7 from a provision of $12.2 on a pre-tax book expense of $146.9 for the nine months ended September 30, 2021. The effective tax rate was 1.2% for the nine months ended September 30, 2022, as compared to 8.3% for the nine months ended September 30, 2021. The overall increase in tax expense is due to the change in the mix of taxing jurisdictions in which pre-tax profits and losses were recognized and the higher mark to market gain on the private warrants. The current quarter effective tax rate may not be indicative of our effective tax rates for future periods.
Dividends on Preferred Shares

	Three Months Ended September 30,		Change 2022 vs. 2021		Nine Months Ended September 30,		Change 2022 vs. 2021
	2022	2021	$	%	2022	2021	$	%
Dividends on preferred shares	$18.9	$22.4	$(3.5)	(15.6)%	$56.3	$22.4	$33.9	151.3%

The fluctuation for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was due to to the dividends on our mandatory convertible preferred shares that are calculated at an annual rate of 5.25% of the liquidation preference of $100.00 per share. The dividends on our preferred shares were first declared in the third quarter of 2021, and as a result, accumulated more expense in 2022 compared to 2021.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)
Certain Non-GAAP Measures
We include non-GAAP measures in this quarterly report, including Adjusted EBITDA, Adjusted EBITDA margin, Free Cash Flow and Adjusted Free Cash Flow, because they are a basis upon which our management assesses our performance, and we believe they reflect the underlying trends and indicators of our business by allowing management to focus on the most meaningful indicators of our continuous operational performance.
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
The following table presents our calculation of Adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021, and reconciles these measures to our net income (loss) for the same periods:

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except percentages)	2022	2021	2022	2021
Net income (loss) attributable to ordinary shares	$(4,434.4)	$6.0	$(4,339.9)	$(181.5)
Dividends on preferred shares	18.9	22.4	56.3	22.4
Net income (loss)	(4,415.5)	28.4	(4,283.6)	(159.1)
Provision for income taxes	22.1	3.7	48.9	12.2
Depreciation and amortization	169.7	130.7	521.7	392.6
Interest expense and amortization of debt discount, net	71.5	65.3	193.3	141.2
Deferred revenues adjustment(1)	0.3	0.1	0.9	4.5
Transaction related costs(2)	(3.7)	16.4	8.1	7.4
Share-based compensation expense	20.8	10.6	79.9	107.7
Restructuring and impairment(3)	26.0	7.1	56.9	125.7
Goodwill impairment	4,448.6	—	4,448.6	—
Mark to market (gain) loss on financial instruments(4)	(53.3)	(83.0)	(202.7)	(113.2)
Other(5)	(14.9)	10.7	(63.7)	24.8
Adjusted EBITDA	$271.6	$190.0	$808.3	$543.8
Adjusted EBITDA margin	42.7%	43.0%	40.7%	41.2%

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

Liquidity and Capital Resources

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)
Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, capital expenditures, debt service, acquisitions, other commitments and contractual obligations. Our principal sources of liquidity include cash from operating activities, cash and cash equivalents on our Condensed Consolidated Balance Sheets and amounts available under our revolving credit facility. We consider liquidity in terms of the sufficiency of these resources to fund our operating, investing and financing activities for a period of 12 months after the financial statement issuance date.
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
The below table summarizes our total liquidity for the periods presented:

Total Liquidity	September 30,	December 31,
(in millions)	2022	2021
Cash and cash equivalents	$446.0	$430.9
Additional availability under revolving credit facility	565.8	168.9
	$1,011.8	$599.8
Unrestricted cash and cash equivalents was $446.0 and $430.9 as of September 30, 2022 and December 31, 2021, respectively. Restricted cash decreased from $156.7 as of December 31, 2021 to $8.6 as of September 30, 2022 primarily due to the payments in the first quarter of 2022 to respective employees via payroll from restricted cash related to the CPA Global Equity Plan. In the fourth quarter of 2021, the Company received cash from the sale of treasury shares from the Employee Benefit Trust established for the CPA Global Equity Plan in December 2021. As of September 30, 2022, we had $5,544.3 of total debt outstanding, consisting of $2,797.4 in borrowings under our term loan facility, $921.4 in outstanding principal of our senior notes due 2029, $921.2 in outstanding principal of our senior secured notes due 2028, $700.0 in outstanding principal of senior secured notes due 2026, $175.0 of borrowings under our revolving credit facility, and $29.3 related to a finance lease.
As of both September 30, 2022 and December 31, 2021, we had $175.0 outstanding on the revolving credit facility. Additional availability under the revolving credit facility as of September 30, 2022 and December 31, 2021 was $565.8 and $168.9, respectively, which is net of a letter of credit utilization of $9.2 and $6.1.
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

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)
Refer to Note 11 - Debt in Item 1, Financial Statements and Supplementary Data,     for additional information and a summary of amounts due under all of the outstanding borrowings as of September 30, 2022 and December 31, 2021.
In August 2021, the Company's Board of Directors authorized a share repurchase program allowing the Company to purchase up to $250.0 of its outstanding ordinary shares, subject to market conditions. In February 2022, the Company's Board of Directors approved the purchase of up to $1,000.0 of the Company's ordinary shares through open-market purchases, to be executed through December 31, 2023. The February 2022 repurchase program replaces the repurchase program previously announced in August 2021. During the nine months ended September 30, 2022, the Company repurchased 10.7 million ordinary shares with a total carrying value of $175.0 which were subsequently retired and restored as authorized but unissued ordinary shares. Upon formal retirement and in accordance with ASC Topic 505, Equity, the Company reduced its ordinary shares account by the carrying amount of the treasury shares. Additionally, given the differences of the original repurchase share value and the value at the time of formal retirements, an associated loss was recognized within the Consolidated Statement of Changes in Equity in the amount of $7.7. As of September 30, 2022, the Company had approximately $825.0 of availability remaining under this program. See Note 13 - Shareholders’ Equity for additional information related to the Share Repurchase Program.
Cash Flows
The following table discloses our condensed consolidated cash flows provided by (used in) operating, investing and financing activities for the periods presented:

	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$372.4	$305.5
Net cash used in investing activities	(170.8)	(100.5)
Net cash (used in) provided by financing activities	(267.5)	3,865.0
Effect of exchange rates	(64.5)	(4.9)
Net increase (decrease) in cash and cash equivalents, and restricted cash	$(130.4)	$4,065.1

Net increase (decrease) in cash and cash equivalents	$17.7	$2,222.2
Net increase (decrease) in restricted cash	(148.1)	1,842.9
Net increase (decrease) in cash and cash equivalents, and restricted cash	$(130.4)	$4,065.1

Cash and cash equivalents, beginning of period	$430.9	$257.7
Restricted cash, beginning of period	156.7	14.7
Cash and cash equivalents, and restricted cash beginning of the year	$587.6	$272.4

Cash and cash equivalents, end of period	$448.6	$2,479.9
Restricted cash, end of period	8.6	1,857.6
Cash and cash equivalents, and restricted cash end of the period	$457.2	$4,337.5

Cash Flows Provided by Operating Activities
Net cash provided by operating activities consists of net income (loss) adjusted for non-cash items, such as depreciation and amortization of property and equipment and intangible assets, deferred income taxes, share-based compensation, restructuring and impairment, including goodwill, mark to market adjustments on financial instruments, mark to market adjustment on contingent shares, deferred finance charges and for changes in net working capital assets and liabilities.
The increase of $66.9 in net cash provided by operating activities was primarily due to higher earnings excluding the non-cash goodwill impairment charge, as well as timing of working capital.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)
Net Working Capital

	September 30, 2022	December 31, 2021	September 30, 2021	December 31, 2020
Current assets	$1,451.8	$1,637.2	$5,048.5	$1,147.6
Current liabilities	1,632.5	1,902.0	3,128.2	1,423.1
Net Working Capital	$(180.7)	$(264.8)	$1,920.3	$(275.5)

Cash Flows Used in Investing Activities
Cash used in investing activities are primarily for acquisitions and capital expenditures, while cash inflows are primarily proceeds from divestitures.
The $70.3 increase in cash used in investing activities was primarily due to increased capital expenditures associated with product development. Our capital expenditures in both 2022 and 2021 consisted primarily of capitalized labor, consulting and other costs associated with product development.
Cash Flows Used in Financing Activities
During the nine months ended September 30, 2022, net cash used in financing activities was primarily driven by the use of $175.0 for repurchases of the Company's ordinary shares and $56.6 used for payment of cash dividends associated with our MCPS. During the nine months ended September 30, 2021, net cash provided by financing activities was primarily related to the cash raised to finance the purchase price of the ProQuest acquisition in December 2021, which included: (i) the private placement offering of $1,000.0 in aggregate principal amount of Senior Secured Notes due 2028 and $1,000.0 in aggregate principal of Senior Notes due 2029, (ii) net proceeds of 1,392.7 from the issuance of our 5.25% Series A MCPS, and (iii) net proceeds of $728.1 from the ordinary shares that were issued and sold by the Company in June 2021.
Free Cash Flow and Adjusted Free Cash Flow (non-GAAP measures)
The following table reconciles Free cash flow and Adjusted free cash flow, which are non-GAAP measures, to net cash provided by operating activities:

	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$372.4	$305.5
Capital expenditures	(156.5)	(86.2)
Free cash flow	$215.9	$219.3
Cash paid for CPA Global equity plan(1)	150.7	—
Cash paid for restructuring costs(2)	33.4	65.8
Cash paid for transaction related costs(3)	11.9	21.2
Cash paid for other costs(4)	2.8	1.5
Cash paid for debt issuance costs	—	7.8
Adjusted free cash flow	$414.7	$315.6

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
Adjusted free cash flow increased $99.1 compared to the prior year period, primarily due to the increase in net cash provided by operating activities, partially offset by an increase in capital expenditures.

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
Revolving Credit Facility
On March 31, 2022, the Company’s direct and indirect subsidiaries that are borrowers or guarantors under the Credit Agreement dated as of October 31, 2019, (the "Credit Agreement") entered into an amendment thereto, pursuant to which the total revolving credit commitments thereunder were further increased by $400.0 to $750.0 in the aggregate, and the maturity date for revolving credit commitments was extended to March 31, 2027, subject to a “springing” maturity date that is 90 days prior to the maturity date of (i) the term loans outstanding under the Credit Agreement as of the date of the amendment or (ii) the 4.50% senior secured notes due in 2026 and issued by Camelot Finance S.A. (but only to the extent such term loans or senior secured notes have not, prior thereto, been refinanced or extended to have a maturity date of no earlier than 90 days after March 31, 2027).
Credit Facilities
The credit facilities are secured by substantially all of our assets and the assets of all of our U.S. restricted subsidiaries and certain of our non-U.S. subsidiaries, including those that are or may be borrowers or guarantors under the Credit Facilities, subject to customary exceptions. The credit facilities contain customary events of default and restrictive covenants that limit us from, among other things, incurring certain additional indebtedness, issuing preferred stock, making certain restricted payments and investments, certain transfers or sales of assets, entering into certain affiliate transactions or incurring certain liens. These credit facilities limitations are subject to customary baskets, including certain limitations on debt incurrence and issuance of preferred stock, subject to compliance with a consolidated coverage ratio of Consolidated EBITDA (as defined in the credit facilities), to interest and other fixed charges on certain debt (as defined in the credit facilities) of 2.00 to 1.00. In addition, the credit facilities require us to comply with a springing financial covenant pursuant to which, as of the first quarter of 2020, we must not exceed a total first lien net leverage ratio (as defined under the credit facilities) of 7.25 to 1.00, to be tested on the last day of any quarter only when more than 35% of the revolving credit facility (excluding (i) non-cash collateralized, issued and undrawn letters of credit in an amount up to $20.0 and (ii) any cash collateralized letters of credit) is utilized at such date. As of September 30, 2022, our consolidated coverage ratio was 5.03 to 1.00 and our consolidated leverage ratio was 4.27 to 1.00. As of the date of this Report, we are in compliance with the covenants in the credit facilities.
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

Critical Accounting Policies, Estimates and Assumptions
Except as noted below, there have been no material changes from the critical accounting policies, estimates, and assumptions previously disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies, Estimates and Assumptions section in our Annual Report on Form 10-K for the year ended December 31, 2021.
Goodwill
As of September 30, 2022, a quantitative goodwill impairment assessment was performed over the Company's reporting units due to the following possible impairment indicators: (i) worsening market considerations and macroeconomic conditions such as increasing inflationary pressures and rising interest rates and (ii) sustained declines in the Company's share price during the three months ended September 30, 2022. This coincided with the Company's change in organizational structure to realign its business segments based on the products we offer and the markets they serve. With these changes, the Company changed its reportable segments, operating segments, and reporting units. The goodwill impairment assessment included an analysis on the Company's reporting units immediately before and immediately after the change.
The Company estimated the fair value of each reporting unit using the income approach, and more specifically, the discounted cash flow model ("DCF"). The significant assumptions used in the DCF model included projected revenue growth rates and operating margins, tax rates, terminal values, and discount rates, among others, all of which require significant judgments by management. The inputs utilized in the analysis are classified as Level 3 inputs within the fair value hierarchy.
Based on the quantitative analysis performed in connection with the Company's preparation of the Condensed Consolidated Financial Statements in the third quarter of 2022, the Company recorded a goodwill impairment charge of $4,407.9 as follows: (i) $1,745.8 related to the ProQuest reporting unit within the A&G segment; (ii) $2,569.1 related to the former IP Management reporting unit within the IP segment; and (iii) $93.0 related to the former Patent reporting unit within the IP segment. The estimated fair value of each of the remaining reporting units exceeded their carrying values.

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
The following table presents the average of the quarterly weighted average exchange rates of the currencies, which have the most significant impact on our business:

Rate for 1 USD	Three Months Ended September 30,			Nine Months Ended September 30,
Currency:	2022	2021	Percentage Change	2022	2021	Percentage Change
GBP	$0.85	$0.73	16%	$0.80	$0.72	11%
EUR	0.99	0.85	16%	0.94	0.84	12%
JPY	138.24	110.08	26%	128.17	108.51	18%
Interest Rate Risk
Our interest rate risk arises primarily from our borrowings at floating interest rates. Borrowings under our credit facilities are subject to floating base interest rates, plus a margin. As of September 30, 2022, we had $2,972.4 of floating rate debt outstanding under our credit facilities, consisting of borrowings under the revolving and term loan facilities. For the term loan facility, the base rate is one-month LIBOR (subject to a floor of 0.00% for $1,225.4 and 1.00% for $1,572.0), which was at 3.14% at September 30, 2022, or Prime plus a margin of 2.25% per annum, as applicable depending on the borrowing. For the revolving credit facility, the base interest rate is at Term SOFR, plus a 0.1% SOFR adjustment, plus 3.25% per annum (or 2.75% per annum, based on first lien leverage ratios) or Prime plus a margin of 2.25% per annum, as applicable depending on the borrowing. The interest rate margins under our credit facilities will decrease upon the achievement of certain first lien net leverage ratios (as the term is used in the Credit Agreement). Of the total debt outstanding under our credit facilities, we hedged $1,225.4 of our principal amount of our floating rate debt using interest rate swaps. As a result, $1,747.0 of our outstanding borrowings effectively bore interest at floating rates. A 0.125 basis point increase or decrease in the applicable base interest rate under our credit facilities would have an impact of $0.4 and $1.3 on our cash interest expense for the three and nine months ended September 30, 2022.

For additional information on our outstanding debt and related hedging, see Item 1. Financial Statements and Supplementary Data - Notes to the Condensed Consolidated Financial Statements - Note 9 - Derivative Instruments, Note 11 - Debt, and Note 22 - Subsequent Events.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, due to the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in the reports required to be filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Material Weakness in Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.
Management identified a material weakness in our internal control over financial reporting related to the lack of an effectively designed control that is designed with a sufficient level of precision to allow for an appropriate review of the tax balances associated with the opening balance sheet of acquired entities, as disclosed in our Form 10-K for the year ended December 31, 2021.
Remediation of Previously Identified Material Weakness
To address the previously reported material weakness in internal control over financial reporting related to the communication of modifications to pre-existing compensation agreements in an acquisition transaction, as disclosed in Part II, Item 9A in our 2021 Annual Report on Form 10-K, we designed and implemented new control activities to identify and communicate the inventory of pre-existing compensation agreements in an acquisition transaction, and any subsequent modifications of such agreements, to the accounting department through the end of the measurement period to ensure the inventory includes the current version of the agreements. Based on the actions taken, we determined that this material weakness has been remediated as of September 30, 2022.
Remediation Progress of Previously Identified Material Weakness
To address the previously reported material weakness in internal control over financial reporting related to the tax balances associated with the opening balance sheet of acquired entities, as disclosed in Part II, Item 9A in our 2021 Annual Report on Form 10-K, we designed and implemented enhanced control activities to operate periodically during the measurement period to allow for an appropriate review of the tax balances. These control activities were designed and implemented during the first quarter of 2022. The material weaknesses will not be considered remediated until these control activities operate for a sufficient period of time and our management has concluded, through testing, that these controls are effective.
Changes in Internal Control Over Financial Reporting
There were no changes in Clarivate’s internal control over financial reporting during the third quarter 2022 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

The following table sets forth the total number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs for each month during the nine months ended September 30, 2022.

Period	Total Number of Shares Purchased(1)	Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approx. Dollar value of shares that may Yet Be Purchased Under Plans or Programs
January 1, 2022-January 31, 2022	9,580	$18.00	—	$—
February 1, 2022-February 28, 2022	7,825	$16.78	—	$1,000
March 1, 2022-March 31, 2022	4,559,871	$16.10	4,106,285	$934
April 1, 2022-April 30, 2022	6,718,312	$16.44	6,611,994	$825
May 1, 2022-May 31, 2022	257,078	$14.36	—	$825
June 1, 2022-June 30, 2022	20,413	$13.51	—	$825
July 1, 2022-July 31, 2022	73,053	$13.90	—	$825
August 1, 2022-August 31, 2022	110,382	$13.62	—	$825
September 1, 2022-September 30, 2022	20,478	$10.83	—	$825
Total	11,776,992	$16.21	10,718,279

(1) Includes shares withheld to satisfy tax withholding obligations on behalf of employees that occur upon vesting and delivery of outstanding shares underlying stock options and restricted stock units under the 2019 Incentive Award Plan.

Item 5. Other Information
None.

Item 6. Exhibits and Financial Statement Schedules
EXHIBIT INDEX

10.1**	Agreement terminating Director Nomination Agreement (incorporated by reference to Exhibit 10.1 to Clarivate's Form 8-K/A filed September 1, 2022)
10.2**	Chairman Emeritus Agreement (incorporated by reference to Exhibit 10.2 to Clarivate's Form 8-K/A filed September 1, 2022)
31*	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following information from our Form 10-Q for the quarterly period ended September 30, 2022, formatted in Inline eXtensible Business Reporting Language: (i) Condensed Consolidated Statements of Comprehensive Income (unaudited), (ii) Condensed Consolidated Balance Sheets (unaudited), (iii) Condensed Consolidated Statements of Changes in Equity (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited), and (v) the Notes to the Condensed Consolidated Financial Statements (unaudited).

104*	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL
*    Filed herewith.
** Previously Filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of London, United Kingdom on November 8, 2022.

CLARIVATE PLC
By:	/s/ Jonathan M. Collins
Name: Jonathan M. Collins
Title: Executive Vice President & Chief Financial Officer