Form 10-K
period 2022-12-31
CLARIVATE Plc
filed 2023-03-01
CIK 1764046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _______
Commission File No. 001-38911

CLARIVATE PLC
(Exact name of registrant as specified in its charter)

Jersey, Channel Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
70 St. Mary Axe London EC3A 8BE United Kingdom (Address of principal executive offices)	Not applicable (Zip Code)
Registrant's telephone number, including area code: +44 207 4334000
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Ordinary Shares, no par value	CLVT	New York Stock Exchange
5.25% Series A Mandatory Convertible Preferred Shares, no par value	CLVT PR A	New York Stock Exchange
Series B Preferred Stock Purchase Rights	-	New York Stock Exchange
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes ☐    No ☒
The aggregate market value of the approximately 403.5 million ordinary shares held by non-affiliates of the Company (assuming for these purposes, but without conceding, that all executive officers and directors of the Company are affiliates of the Company) as of June 30, 2022, the last day of business of our most recently completed second fiscal quarter, was $5.6 billion, based on the closing sale price of the ordinary shares of $13.86 on June 30, 2022, as reported by the New York Stock Exchange.
The number of ordinary shares of the Company outstanding as of January 31, 2023, was 674,428,406.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant's Definitive Proxy Statement for the 2023 Annual Shareholders Meeting are incorporated by reference into Part III of this Form 10-K.

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
In the current year, the Company has changed its presentation of dollar amounts from thousands to millions and, as a result, any necessary rounding adjustments have been made to prior year disclosed amounts. Unless otherwise indicated, dollar amounts throughout this annual report are presented in millions of dollars, except for share and per share amounts.
Website and Social Media Disclosure
We use our website (www.clarivate.com) and corporate social media accounts on Twitter and LinkedIn (@Clarivate) as routine channels of distribution of company information, including news releases, analyst presentations, and supplemental financial information, as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD promulgated by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, investors should monitor our website and our corporate Twitter and LinkedIn accounts in addition to following press releases, SEC filings, and public conference calls and webcasts. Additionally, we provide notifications of news or announcements as part of our investor relations website. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts.
None of the information provided on our website, in our press releases, public conference calls, and webcasts, or through social media channels is incorporated into, or deemed to be a part of, this annual report or in any other report or document we file with the SEC, and any references to our website or our social media channels are intended to be inactive textual references only.
Industry and Market Data
The market data and other statistical information used throughout this annual report are based on industry publications and surveys, public filings and various government sources. Industry publications and surveys generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy or completeness of the included information. Statements as to our ranking, market position and market estimates (including estimates of the sizes and future growth rates of our markets) are based on independent industry publications, government publications, third-party forecasts and management’s good faith estimates and assumptions about our markets and our internal research. We have not independently verified such third-party information, nor have we ascertained the underlying economic assumptions relied upon in those sources, and we are unable to assure you of the accuracy or completeness of such information contained in this annual report. While we are not aware of any misstatements regarding our market, industry or similar data presented herein, such data involve risks and uncertainties and are subject to change based on various factors. See Item 1A. Risk Factors and Cautionary Statement Regarding Forward-Looking Statements in this annual report.

PART I
Item 1. Business
Overview
Clarivate is a leading global information, analytics and workflow solutions company. We connect people and organizations to intelligence they can trust to transform their perspective, their work and our world. Our subscription and technology-based solutions cover the areas of Academia & Government, Life Sciences & Healthcare, and Intellectual Property (including Professional Services, Consumer Goods, Manufacturing & Technology). Our transformative intelligence connects enriched data, insights, analytics and workflow solutions, infused with deep domain expertise across the spectrum of knowledge, research and innovation. Our product portfolio includes well-established, market-leading brands and products such as Web of Science™, Derwent™, Cortellis™, CompuMark™, Innography™, ProQuest™, ExLibris™ and Innovative. We serve a large, diverse and global customer base. As of December 31, 2022, we have served over 50,000 customers in approximately 180 countries, including the top 30 pharmaceutical companies and top 20 biotech and medtech companies. We believe that the strong value proposition of our content, user interfaces, visualization and analytical tools, combined with the integration of our products and services into customers’ daily workflows, leads to our substantial customer loyalty as evidenced by their high propensity to renew their subscriptions with us.
Corporations, government agencies, universities, researchers, libraries, law firms and other professional services organizations around the world depend on our high-value, curated information, analytics and services. Today’s organizations face unprecedented uncertainty fueled by a global pandemic, economic turmoil, societal disruption and rapidly advancing technologies. As a result, competitive landscapes shift constantly, and opportunities can appear in unexpected places. At Clarivate, we help move people and organizations forward to success. By bringing clarity to some of the world's most complex problems, we give our customers the confidence to make critical decisions, navigate roadblocks and achieve their potential. Our highly curated, proprietary information created through our sourcing, aggregation, verification, translation and categorization of data has resulted in our solutions being embedded in our customers’ workflow and decision-making processes. This provides the trusted foundation our customers need to redefine their perspective and positively impact their world.
For the year ended December 31, 2022, we generated approximately $2,659.8 of revenues. We generated recurring revenues through our subscription-based model and re-occurring revenue transactions, which accounted for 77.5% of our revenues for the year ended December 31, 2022. In each of the past three years, we have also achieved annual renewal rates in excess of 90% and our ten largest customers represented only 7% of revenues for the year ended December 31, 2022. (For information on annual renewal rates, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Key Performance Indicators - Annual Renewal Rates).
The following charts illustrate our revenues for the year ended December 31, 2022, by segment, type and geography:
Business Segments
Our reportable segment structure is comprised of three segments: Academia and Government ("A&G"), Life Sciences and Healthcare ("LS&H"), and Intellectual Property (“IP”). This structure enables a sharp focus on cross-selling opportunities within the markets we serve and provides substantial scale. Additional information with respect to business segment results is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8. Financial Statements and Supplementary Data - Note 19 to the Consolidated Financial Statements - Segment Information.
A&G Segment (48% of revenues for the year ended December 31, 2022)
Our A&G segment consists of our Academia & Government product group, which drives research excellence across institutions, empower researchers to tackle today’s global challenges and help academic institutions and libraries improve operational efficiency and effectiveness.
Our product portfolio for our A&G segment is summarized below.

Academia & Government
Segment Description	Provides products and services to organizations that plan, fund, implement and utilize education and research at a global, national, institutional, and individual level
Curated Information Set	Database of 2.1B+ citations, 187mm+ indexed records
Customers	9,000+ leading academic institutions and governments and research intensive corporations use Web of Science and its Journal Impact Factor
Notable Products and Offerings	Web of Science™ InCites™ ScholarOne™ EndNote™ Alma™ ProQuest Central™ and eBook Central™ ExLibris™ Innovative
Our A&G segment supports academic institutions on their quest to build a better world by connecting students, faculty and staff to transformative intelligence and trusted content that drive research excellence and success. 99% of the world’s top 400 universities rely on Clarivate solutions. By providing analytics and content unrivaled in breadth, depth and quality alongside powerful workflow tools, we enable institutions to accelerate research from discovery to dissemination, empower student achievement in all learning environments and demonstrate outcomes that foster public trust. We provide comprehensive, aggregated content collections to academic and public libraries in a cost-effective manner and provide them with workflow solutions to manage their resources. We also provide data and analytics to allow for global measures of research excellence and university rankings; we support governments and policy makers worldwide in evaluation and assessment programs; and we inform a wide range of sector specific consultation and reporting activities to national and institutional research agencies. We believe that the high quality and unique nature of A&G's products and the informed approach of our professional service expertise have resulted in our information, services and workflow tools becoming embedded within the fabric of the education and research community. Key products include Web of Science, InCites, ProQuest One, Alma, EndNote, ScholarOne, Esploro, Converis, Pivot, Polaris, eBook Central and Vega.
Web of Science (“WOS”), a flagship A&G product, has a long standing and trusted reputation as a source for research information and as such holds a unique and pivotal role in the infrastructure of R&D. It is a research platform that provides access to an unrivaled breadth of the world’s leading scholarly literature which has been rigorously selected from across the natural sciences, social sciences, and arts and humanities. It also reveals meaningful connections - between past and current research, between collaborators, between funding and research impact in order to uniquely discover new intelligence. A key indicator is the Journal Impact Factor (JIF)™ - a widely used and well-established metric used by researchers, funding agencies, publishers and institutions to help evaluate the relative importance and impact of the landscape of scientific journals by field of research across the whole of the Web of Science core collection.
Example Use Cases
•A library, university, or research institution looking to improve the quality or scope of its content, discovery solutions, or related software applications can use Alma, ProQuest Central, and eBook Central to manage their collections and provide their users with access to high-value structured content.
•A physics professor planning a research program and preparing a proposal for grant funding could utilize the Web of Science in many ways: to reveal emerging research trends by discipline and gaps in the current literature where further research is needed, understand the competitive landscape and to identify potential collaborators. Research funders use its analytical capabilities to help expand their view of a researcher’s expertise and career when evaluating a grant proposal.
•A university provost interested in evaluating the chemistry department at her institution can use the Web of Science and its associated analytical tool InCites to measure research performance of the team and individuals using indicators of impact and collaboration; benchmark the strength of the university’s research output comparative to other global institutions; evaluate faculty productivity to assist in making decisions on promotion, tenure and hiring and inform strategic planning and resource allocation.
LS&H Segment (17% of revenues for the year ended December 31, 2022)
Our LS&H segment consists of our Life Sciences & Healthcare product group, which includes products and solutions that provide insight and foresight across the drug and device lifecycle, empowering life science and healthcare organizations to create a healthier tomorrow. The combined effect of our comprehensive intelligence, data technology, and expertise give our customer contextualized insight to lead in environments which are constantly evolving.
Our product portfolio for our LS&H segment is summarized below.

Life Sciences & Healthcare
Segment Description	Empowering life sciences and healthcare organizations to create a healthier tomorrow
Curated Information Set	89,000+ drug program records, 549,000 clinical trial records, 300 million longitudinally covered lives
Customers	Trusted by the top 30 pharmaceutical companies and hundreds of research groups
Notable Products and Offerings
Cortellis Competitive Intelligence™
Cortellis Regulatory Intelligence™
Cortellis Drug Discovery Intelligence™
Cortellis Generics Intelligence™
Real World Data
Dialog™
Drug Safety Triager™
Healthcare and Data Solutions

Cortellis™, a flagship LS&H product, is used by strategy, business development, drug development, medical affairs and clinical professionals at pharmaceutical and biotechnology companies to support research, market intelligence and competitive monitoring in connection with the development and commercialization of new drugs. Our customers use the database to access and evaluate scientific data, drug pipeline data, clinical trial information, drug monographs, pharmaceutical M&A data and regulatory information, all of which have been aggregated, curated and classified by our team of scientific experts who evaluate and select data for inclusion in the database from a wide array of sources. In addition, our team of experts creates high-value content from this data, such as analytics, abstracts, conference summaries and regulatory reports. As of December 31, 2022, our data included more than 89,000 drug program records and more than 549,000 clinical trial records.
Our Real World Data product includes more than 300 million longitudinally covered lives, 2 million healthcare providers and 98% of payers in the United States, with visibility into more than 120 million linked claims and electronic health records. Specialty pharmacy claims data covers more than 500 specialty drugs, broadening our existing coverage of high-cost medications and providing valuable insights into the patient’s treatment journey in chronic, complex, and rare diseases. Specialty pharmacy claims data is linked using anonymized patient tokens to claims and electronic health records, allowing a holistic analysis of complex clinical profiles, reducing the need for additional data mapping or processing. Our data analysts, therapy experts and project managers are committed to providing custom views and accurate insights from real world data to answer life science teams' hardest questions.
Healthcare and Data Solutions ("HDS") is a portfolio of LS&H offerings that primarily include the legacy Decision Resources Group ("DRG") solutions which provide healthcare analytics, data and insight products and services to the world’s leading pharmaceutical, biotech and medical technology companies. Subject matter experts in epidemiology, oncology, pharmacy benefit managers, medtech and revenue cycle generate products and services used by commercial, business development and business intelligence, medical science liaisons, consulting and investment companies to understand market share, market value and identify access, launch and commercialization opportunities.
Example Use Case
•An analyst at a pharmaceutical firm who is evaluating several potential R&D programs will access the Cortellis database to assess competitive products in the drug development pipeline, review clinical trial data, and summarize regulatory information.
•An analyst at a pharmaceutical firm seeking to benchmark forecasts using data on the total potential and addressable market will utilize real world data to corroborate forecasts and validate investments using bottom-up forecasting.
•An analyst at a pharmaceutical company responsible for commercializing drugs or devices uses HDS products to understand treatment pathways, analyze markets, and determine which payers, providers, or patients to target.
IP Segment (35% of revenues for the year ended December 31, 2022)
Our IP segment consists of our Patent Intelligence, Brand IP Intelligence, and IP Lifecycle Management product groups, which enable customers to establish, protect and manage their intellectual property and inform critical business decisions while also mitigating risk and improving efficiencies.
Our product portfolio for our Intellectual Property segment is summarized below.

Intellectual Property
Segment Description	Accelerating informed decision-making for patents, building and protecting strong brands and effectively managing IP and collaborating with networks
Curated Information Set
Database of 103 million + patent filings across 50+ patent offices; 180+ patent and trademark offices; Database of 3.5 million patent and trademark renewals performed annually with over 200+ patent and trademark offices across the world

Customers
Used by 50+ patent offices, large R&D organizations of Fortune 1000 companies and various universities ( including 47 out of 50 top R&D spenders globally); 65 industrial databases, 70 Pharma in-use databases; 12,000 direct and indirect customers

Notable Products and Offerings	Derwent™ Innography™ IncoPat Compumark Watch™ SAEGIS™ SAEGIS Custom Search™ Renewals Foreign Filing Patent Search Services Asset Management and Workflow Solutions
Patent Intelligence Group
Our Patent Intelligence product group enables customers to evaluate the novelty of potential new products, confirm freedom to operate with respect to their product design, help them secure patent protection, assess the competitive technology landscape and ensure that their products comply with required industry standards. We provide a range of analytics capabilities and data visualization tools to improve the efficiency and accuracy of IP-driven decisions. Key products include Derwent Innovation™, Innography and IP Professional Services.
Derwent, a flagship Patent Intelligence product, is used by R&D professionals and lawyers to monitor patent filings, search existing patents and analyze data to support R&D decision-making. It is a critical resource to help our customers secure patent protection and address litigation of patent infringement. The product is powered by Derwent World Patents Index™, our proprietary database of over 103 million patent publications from 59 patent offices, which represented 92% of all patents published globally in 2021 and has been developed and curated for over 50 years. The database combines data science with our team of domain experts who correct, enrich and abstract over seven million global patents per year in over 30 languages, as of December 31, 2022. We provide customers with easy-to-understand summaries of patent filings that are prepared by our domain experts, who index and translate the highly technical and intentionally obscure patent filings into understandable abstracts that provide insights into a patent’s novelty, use and advantage over prior patents.
Example Use Case
•An employee developing a new product or idea (e.g., a chemical engineer or a product designer) will access the Derwent database of patents to evaluate the novelty and determine the patentability of the new product or idea.
Brand IP Intelligence Product Group
Our Brand IP Intelligence product group provides trademark research and protection services for businesses and law firms globally and relies on our leading trademark database, CompuMark™. CompuMark’s offerings span the entire life cycle of a trademark, from determining availability of a proposed trademark to monitoring for infringement post registration. Over the last 30 years, the organization has curated content from more than 180 patent and trademark offices. Coupled with industry specific sources, including over 65 industrial design databases and 70 Pharma in-use databases, as of December 31, 2022, CompuMark delivers the most comprehensive data set available for trademark professionals.
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
IP Lifecycle Management Product Group
Our IP Lifecycle Management product group provides technology solutions and legal support services across the intellectual property lifecycle. The principal activities are renewal and validation of IP rights on behalf of customers and the development and provision of IP management software, as well as other activities including patent searching, IP filing, prosecution support and trademark watching.
Example Use Case
•A law firm partnership uses the technology solutions to provide renewal and validation of IP rights on behalf of a customer.
Our Strategy
The Clarivate management team has implemented a strategy designed to deliver a best-in-class experience for our customers at every touchpoint while delivering exceptional outcomes for our colleagues, communities, shareholders and the environment. Our strategy is based on five priority pillars:
1.Execute an industry-focused and customer-centric go-to-market model to realize our full business value.
2.Leverage interconnected data for customer personas via accessible solutions and software-enabled content.

3.Deliver data insights and predictive analytics to unleash innovation.
4.Enable business processes and decision support through essential workflow solutions.
5.Serve as a trusted partner, offering value-add services and strategic guidance.
This strategy will help us operate with greater focus and urgency. It will ensure that we put our customers first, drive accountability throughout the organization, accelerate decision-making, and promote consistency. These pillars will enable us to deliver long-term, sustainable growth.
With a proven operational playbook with multiple levers, we have quickly pursued initiatives to set ourselves on a growth trajectory. Our results for the year ended December 31, 2022 are continued proof that our transformation is well underway.

	Year Ended December 31,		Change
	2022	2021	$	%
Revenues, net	$2,659.8	$1,876.9	$782.9	41.7%
Annualized Contract Value (ACV)(1)	$1,581.9	$1,611.8	$(29.9)	(1.9)%

Net income (loss) attributable to ordinary shares	$(4,035.6)	$(312.0)	$(3,723.6)	N/M
Adjusted EBITDA(2)	$1,112.7	$800.4	$312.3	39.0%

Net cash provided by operating activities	$509.3	$323.8	$185.5	57.3%
Free cash flow(2)	$306.4	$205.2	$101.2	49.3%
Adjusted free cash flow(2)	$521.8	$459.4	$62.4	13.6%

(1) ACV refers to the annualized value for a 12-month period following a given date of all subscription-based client license agreements, assuming that all license agreements that come up for renewal during that period are renewed. The figure above represents the year-over-year growth in the annual value of our subscriptions as of December 31, 2022, as compared to December 31, 2021. The change in ACV is primarily due to the acquisition of ProQuest in December 2021 and the disposition of MarkMonitor in October 2022, supplemented by organic ACV growth of 2.6%. For more information on ACV, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Key Performance Indicators - Annualized Contract Value.

(2) For a reconciliation of our non-GAAP measures to the corresponding most closely related measures calculated in accordance with GAAP, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Certain Non-GAAP Measures

Operational Improvement Initiatives
We have implemented several initiatives to drive our growth strategy through continued operational optimization. To grow, we will continue to evolve from a data-centric solutions provider to an insights-driven strategic partner for our customers. Some examples include:
•achieving scale across core markets by bringing together our assets, enabling segment specific use cases across the innovation cycle. Our shared content, technology and commercial channels will enable this throughout our core markets, powering innovation and funding to research, development and commercialization;
•accelerating the capture of whitespace market opportunities through an emphasis on expanding our serviceable addressable market especially in high performing areas of the business;
•replacing our legacy product-aligned go-to market structure with a customer-centric go-to-market model;
•focusing on the delivery of integrated solution sets that address the needs of multiple customer personas;
•enhancing our products and services by developing solutions that will deliver transformative intelligence to our customers addressing use cases across the innovation life cycle while leveraging our best-in-class data assets;
•creating essential workflow platforms that embed our solutions within;
•expanding upon our current position as an expert in core capabilities to a value-add services partner providing strategic guidance and deep domain expertise.
We will continue to realize the benefits of our cost-saving and margin improvement initiatives designed to generate substantial incremental cash flow. Some examples include:

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
•delivering an enhanced customer experience through ongoing modernization to our products’ user interface and user experience;
•offering additional analytics that enhance existing products and services;
•moving up the value chain by providing our customers with predictive and prescriptive analytics, allowing for stronger growth and higher retention rates;
•expanding our footprint with new and existing customers, with significant opportunity for growth in the Asia Pacific and emerging markets;
•broadening our consulting capabilities, in particular in the A&G and LS&H segments, where there is considerable opportunity for us to deliver high value consulting services to drive significant revenue growth;
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
Pursue Acquisition Opportunities
Given the fragmented nature of the broader information services industry, we track and, where appropriate, will continue to pursue opportunities across our product lines. From 2017 through 2021, we completed nine small add-on acquisitions and three significant acquisitions to augment our existing portfolio of assets and provide additional datasets and services for our customers. Our completed acquisitions include Publons, Kopernio, Decision Resources Group, Bioinfogate, ProQuest, and Patient Connect within the A&G and LS&H segments and TrademarkVision, SequenceBase, Darts-ip, CPA Global, Beijing IncoPat and Hanlim in the IP segment. We also acquired the assets of CustomersFirst Now, which was accounted for as an asset acquisition. Certain of these acquisitions are fully integrated into our platform, while others continue to be integrated, and we believe they have already provided additional value to our customers. Additionally, we divested lower margin, non-core business and products lines such as MarkMonitor Domain Management and Techstreet.
During the next several years we anticipate evaluating additional acquisition opportunities to supplement our existing platform and enable us to enter new markets. Our focus is on disciplined and accretive investments that leverage our core strengths and enhance our current product, market, geographic and customer strategies. We believe that our scale and status as a global information services leader uniquely positions us to create value through additional acquisitions.

Positive Sector Dynamics Support Our Trajectory
We operate in the global information and analytics sector, which is experiencing robust growth due to many factors. Data and analytics have become critical inputs into broader corporate decision-making in today’s marketplace, and companies and institutions are seeking services like ours to enhance the predictive nature of their analysis. In addition to creating greater demand for our services, rapid innovation within our customers’ businesses has created new use cases for our products and services. We have a significant addressable opportunity of over $100 billion which represents the total addressable market across our segments that have a need for data and analytical services.
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
Significant Move Up the Value Chain with Smart Data Offerings

Our Competitive Strengths
Leading Market Positions in Attractive and Growing Global Markets
We offer a collection of high-quality, market-leading information and insights products and solutions serving the Academia & Government, Life Sciences & Healthcare, and Intellectual Property customer segments. Through our products and services, we address the large and growing demand from corporations, government agencies, universities, researchers, libraries, law firms and other professional services organizations worldwide for comprehensive, industry-specific information and analytical tools to facilitate the discovery, development, protection, commercialization and measurement of scientific research, inventions and brands. We believe that the outlook for growth in each of our product groups is compelling because of customer demand for curated high-quality data, underpinned by favorable end-market trends, such as rising global R&D spending, growing demand for information services in emerging markets, the acceleration of e-commerce and the increasing number of patent and trademark applications.

A Trusted Partner Delivering Highly Curated Information Embedded Within Customer Workflows
We believe the substantial increase in unstructured data over the last decade has increased the importance of our proprietary, curated databases to our customers. This trend has resulted in a critical need for unstructured data to be meaningfully filtered, analyzed and curated into relevant information that facilitates key operational and strategic decisions made by businesses, academic institutions and governments worldwide. Our suite of branded information and insights solutions provides access to content that has been collected, curated and standardized over decades, making our products and services highly valued and increasingly important for our customers. Our content curation and editorial teams include approximately 1,800 employees who clean, analyze and classify unstructured data to ensure high-quality content and an enhanced user experience. We believe our solutions and commitment to excellence provide us with a significant advantage in both retaining existing and attracting new customers.
Attractive Business Model with Strong Free Cash Flow Profile
For the year ended December 31, 2022, approximately 61% and 17% of revenues were generated through annual or multi-year subscription agreements and re-occurring transactional agreements, respectively. In addition, we have been able to achieve annual revenues renewal rates in excess of 90% over the past three years. We believe our business has strong and attractive free cash flow characteristics due to our highly visible and recurring subscription revenues stream, attractive Adjusted EBITDA margins, low capital expenditure requirements and favorable net working capital characteristics. Anticipated revenue growth, margin improvement and effective working capital management are expected to result in strong free cash flow generation. We believe this will create capacity to invest further into the business so that we can grow and maximize shareholder returns.
Diversified Product Lines with Longstanding Customer Relationships
We believe that the diversified nature of our product lines enhances the stability of our entire platform as we are not dependent on any one end-market, product, service or customer. We serve a large, diverse and global customer base, and as of December 31, 2022, we have served over 50,000 customers in approximately 180 countries, including the top 30 pharmaceutical companies. Our 10 largest customers represented only 7% of revenues for the year ended December 31, 2022. We believe the strong value proposition offered by our content, combined with the integration of our products and services into our customers’ daily workflows and decision-making processes, leads to substantial customer loyalty. Our relationships with our top 50 customers by revenues have an average lifespan of over 15 years. Our diverse global footprint is highlighted by the distribution of our revenues for the year ended December 31, 2022, by geography: Americas (55%), Europe/Middle East/Africa (26%), and Asia Pacific (19%).
Resilience Through Economic Cycles
We believe our business is resilient across economic cycles because our products and services are an integral part of our customers’ decision-making processes. We believe our high annual renewal rates and multi-year agreements also help to maintain this resiliency. During the COVID pandemic, certain of our key products realized year-over-year revenue increases and have been able to maintain annual renewal rates in excess of 90%. In addition, our diverse global footprint reduces our exposure to national and regional economic downturns.
Our performance is largely due to the sectors we serve and the deep integration of our products with our customers’ workflows, which provides for a resilient business model even during an economic downturn.
Background and History
Clarivate Plc was registered on January 7, 2019, and is organized under the laws of Jersey, Channel Islands. Our registered office is located at 4th Floor, St Paul’s Gate, 22-24 New Street, St. Helier, Jersey JE1 4TR. Our principal business offices are located at 70 St. Mary Axe, London EC3A 8BE, United Kingdom, where our main telephone number is +44 207 4334000. We maintain a website at www.clarivate.com. In addition, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers (including Clarivate) that file electronically with the SEC at www.sec.gov.
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
Since Thomson Reuters acquired DWPI and ISI, the business now known as Clarivate has emerged as a leading global information and analytics company serving the scientific research, intellectual property and life sciences end-markets. Through product development, investment and acquisitions, we have developed a full suite of solutions providing transformative intelligence that connect enriched data, insights, analytics and workflows, infused with deep domain expertise across the spectrum of knowledge, research and innovation.
During the majority of its time under prior ownership, the Company operated as a set of non-core, separate divisions until Thomson Reuters decided in 2015 to divest them. This decision led to two key transformative events.
The first transformative event occurred in October 2016, when private equity firms acquired subsidiaries and assets comprising the intellectual property and science business of Thomson Reuters and formed Clarivate.
The second transformative event occurred in January 2019, when Churchill Capital Corp, a special purpose acquisition company, announced that it would combine with Clarivate in a transaction completed in May 2019. Following the merger, the ordinary shares of Clarivate began trading on the New York Stock Exchange (“NYSE”) and NYSE American. Clarivate shares now trade on the NYSE under the symbol “CLVT”.
Recent Developments
Strategic Acquisitions
Acquisition of ProQuest
On December 1, 2021, we acquired 100% of ProQuest, a leading global software, data and analytics provider to academic, research and national institutions, and its subsidiaries from Cambridge Information Group (“CIG”), Atairos and certain other equity holders (collectively, the “Seller Group”). The aggregate consideration in connection with the closing of the ProQuest acquisition was $5,002.3, net of $52.5 cash acquired. The aggregate consideration was composed of (i) $1,094.9 from the issuance of up to 46.9 million ordinary shares to the Seller Group and (ii) approximately $3,959.9 in cash, including approximately $917.5 to fund the repayment of ProQuest debt. We funded the cash purchase price through a combination of cash on hand, new debt financing in the form of the Senior Unsecured Notes and the Senior Secured Notes (see Note 12 of the Notes to Consolidated Financial Statements) and equity financing in the form of the June 2021 Ordinary Share Offering and the 5.25% Series A Mandatory Convertible Preferred Shares Offering (see Note 14 of the Notes to Consolidated Financial Statements).
Acquisition of CPA Global
On October 1, 2020, we acquired 100% of the assets, liabilities and equity interests of CPA Global, a global leader in intellectual property software and tech-enabled services. Clarivate acquired all of the outstanding shares of CPA Global in a cash and stock transaction. The aggregate consideration in connection with the closing of the CPA Global acquisition was $8,540.9, net of $102.7 cash acquired, including an equity hold back consideration of $46.5, which was issued in January 2021. The aggregate consideration was composed of (i) $6,565.5 from the issuance of up to 218.2 million ordinary shares to Redtop Holdings Limited, a portfolio company of Leonard Green & Partners, L.P., representing approximately 35% pro forma fully diluted ownership of Clarivate and (ii) approximately $2,078.1 in cash to fund the repayment of CPA Global's parent company outstanding debt of $2,055.8 and related interest swap termination fee of $22.3. Of the 218.3 million ordinary shares issuable in the acquisition, Clarivate issued 210.4 million ordinary shares as of October 1, 2020. There were 6.3 million shares that were issued to Leonard Green & Partners, L.P. that were returned to Clarivate to fund an Employee Benefit Trust established for the CPA Global Phantom Equity Plan. Accordingly, these shares were excluded from purchase price consideration.
In conjunction with the closing of the transaction, the Company incurred an incremental $1,600.0 of term loans under our term loan facility and used the net proceeds from such borrowings, together with cash on hand, to fund the transaction.

Acquisition of Decision Resources Group
On February 28, 2020, we acquired 100% of the assets, liabilities and equity interests of Decision Resources Group ("DRG"), a premier provider of high-value data, analytics and insights products and services to the healthcare industry, from Piramal Enterprises Limited ("PEL"), which is a part of global business conglomerate Piramal Group. The acquisition helps us expand our core businesses and provides us with the potential to grow in the LS&H segment.
The aggregate consideration paid in connection with the closing of the DRG acquisition was $965.0, composed of $900.0 of base cash plus $6.1 of adjusted closing cash paid on the closing date and up to 2.9 million of the Company's ordinary shares valued at $58.9 on the closing date. The contingent stock consideration was revalued at each period end until its issuance to PEL in March 2021 for a total of $61.6.
Dispositions
Disposition of MarkMonitor Domain Management
On October 31, 2022, the Company completed the sale of the MarkMonitor Domain Management business within the IP segment to Newfold Digital, a leading web presence solutions provider, for a total purchase price of $296.1. A gain of $278.5 was recognized in the Consolidated Statements of Operations within Other operating (income) expense, net during the year ended December 31, 2022.
Disposition of Techstreet
On November 6, 2020, the Company completed the sale of certain assets and liabilities of non-core assets and liabilities within the IP segment for a total purchase price of $42.8. A gain of $28.1 was recognized in the Consolidated Statements of Operations during the year ended December 31, 2020.
Customers
We serve a large, diverse and global customer base and, as of December 31, 2022, we have served over 50,000 customers in approximately 180 countries. Our customers either use our databases on an exclusive basis or on a dual-sourced basis and our 10 largest customers represented only 7%, 9% and 6% of revenues for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Our primary competitors differ by product line and include the following companies and product offerings:
•Abstracting and Indexing Database Market: Elsevier (Scopus, SciVal), and Digital Science (Dimensions);
•Patent Protection Market: LexisNexis (TotalPatent), Minesoft (PatBase) and Questel (Orbit);
•Life Sciences Regulatory and Competitive Intelligence Market: Norstella (Evaluate, Citeline, MMIT, Panalgo, The Dedham Group), Global Data (Global Data Pharmaceuticals), Informa (BioMedTracker, Pharmaprojects, Trialtrove, Sitetrove), IQVIA (Tarius) and Qiagen (Qiagen Services);
•Trademark Protection Market: Corsearch (Contour, Corsearch Screening, search and watch services), and Markify (ComprehensiveSearch, ProSearch and trademark and domain watch); and
•Academic and Government Market: Content Aggregation: EBSCO, Gale, Wolters Kluwer (Ovid); Integrated Library Systems: EBSCO (FOLIO), OCLC, SirsiDynix

Sources of Data

The data supporting our products and services is sourced principally through three different types of arrangements. First, we source data generally at little or no cost from public sources, including federal, state and local governments. Second, we purchase data from third-party data aggregators under contracts that reflect prevailing market pricing for the data elements purchased. Third, we pay royalties for data licensed to us from third-party data aggregators under licensing arrangements that reflect prevailing market pricing for the data elements licensed.
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
Intellectual Property
As of December 31, 2022, we owned approximately 2,003 registered trademarks, 102 trademark applications, 4,061 domain names, 169 granted patents and 53 patent applications. We also own certain proprietary software. In addition, we are licensed to use certain third-party software, and obtain significant content and data through third-party licensing arrangements with content providers. We consider our trademarks, service marks, databases, software and other IP to be proprietary, and we rely on a combination of statutory (e.g., copyright, trademark, trade secret and patent), contractual and technical safeguards to protect our IP rights. We believe that the IP we own and license is sufficient to permit us to carry on our business as presently conducted.
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
We also add to our business line offerings through acquisitions. We have completed three significant acquisitions in 2021 and 2020 including ProQuest and DRG, expanding our A&G and LS&H product offerings, and CPA Global, broadening our IP product offerings. During the past five years, we have also completed small add-on acquisitions to augment our existing portfolio of assets and provide additional datasets and services for our customers. Given the fragmented nature of the broader information services industry, we track and, where appropriate, have pursued opportunities across our product groups. This includes, for example, Connect from CPA Global. These acquisitions are fully integrated into our platform, and we believe they have already provided additional value to our customers.
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
We annually develop sales, distribution and marketing strategies on a product-by-product and service-by-service basis. We leverage customer data, business and market intelligence, and competitive profiling to retain customers and cross-sell products and services, while also working to promote unified brand recognition across all our products and services.
Our sales teams participate in both service and sales activities. They provide direct support, interacting frequently with assigned customers to assure a positive experience using our products and services. Sales representatives primarily seek out new sales opportunities, including existing customer retention and upsell, and work with the various sales teams to coordinate sales activity and provide the best solutions for our customers. A portion of sales representative compensation is tied to revenues retention. We believe our sales teams' product knowledge and local presence differentiate us from our competition.
In addition, we employ product specialists who are subject-matter experts and work with sales representative's on specific opportunities for their assigned products. Both sales representatives and product specialists have responsibility for identifying new sales opportunities. A team approach and a common customer relationship management system allow for effective coordination between the two groups.
Human Capital
As of December 31, 2022, we had approximately 11,600 full-time employees and approximately 200 part-time employees supporting our business operations, located in 42 countries around the world. Of our total employees, approximately 3,100 are located in the Americas, 5,500 in APAC and 3,200 in EMEA. The below chart summarizes the percentage of our employees by geographic area:
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
•Limitless, supporting colleagues and/or relatives, with functional diversity, or disabilities;
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

Retention and Engagement
The Company fosters a values-led culture that begins with our Purpose and Vision that human ingenuity can transform the world, and we will improve the way the world creates, protects and advances innovation. With a continuous focus on three company Values (aim for greatness, value every voice and own your actions) along with transparent communication and a wide variety of colleague support programs, our colleague engagement survey remained consistent with prior year with a score of 74 (out of 100) in October 2022.
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
Sustainability and Environment, Social and Governance (“ESG”)
Clarivate recognized that sustainability and ESG are critical to the Company’s current and future success and launched our formal ESG commitment in 2020. In 2021, we issued our inaugural sustainability report, landing in the 76 percentile (51/100 points) in the S&P Global Corporate Sustainability Assessment (CSA). In 2022 Clarivate became the most improved organization under S&P Global CSA Professional Services industry (PRO) for the period 2020-2022 by improving the score from 11/100 to 56/100 points (90th percentile).
We approach sustainability holistically across all ESG dimensions, in support of United Nations Sustainable Development Goals and aligned with both the United Nations Global Compact Global Reporting Initiative (GRI) and SASB. It remains at the center of our virtuous circle, and we aspire to make it part of everything we do.
ESG pillars of Sustainability@Clarivate
We are progressing at a rapid pace since launching our ESG journey, with ambitious goals to be listed on the DJSI and become Net-zero for all known and measurable emissions before the end of 2040. As we work to advance a more sustainable world, we have begun mapping all we do to the UN Sustainable Development Goals ("SDG"), with a focus on mapping our customer impact to SDGs 3, 4, 9, and 12. Internally, we are focused on impacting responsible business practices that address SDGs 3, 4, 8, 9, 10, 12, 13, 16 and 17.
Environment: We continue to work to minimize our environmental impacts worldwide. We launched our global e-waste program and published environmental metrics for 75%+ of facilities in 2022 enabling us to report into the Carbon Disclosure Project (CDP) for the second time. We have been evaluating our supply chain against ESG performance for the last two years and have improved year over year.
We are making great strides in our Climate Transition planning and have enhanced our ability to capture, track, and minimize our carbon footprint -- in alignment with SDG 13. In addition, we committed to set Science-Based Targets by the end of 2024 and signed as supporters to the Task Force on Climate-related Financial Disclosures (TCFD).
Social: Our social efforts are primarily focused on our colleagues and the communities in which we operate around the world. In our 2021 sustainability report, we highlighted many human capital metrics for the first time. We continue to build capabilities to enhance our management of people metrics to advance our Inclusion and Diversity efforts and support reducing inequalities to align with SDG 10. We participated for the second time in the Corporate Equality Index which helps us focus on improvement and inform our Inclusion and Diversity strategy.
We have seven global colleague resource groups (CRGs) with over 50 local chapters. We have 30 local sustainability teams who work with our Site Leaders programs to organize colleague events and community actions, delivering measurable impact. In 2022, we surpassed our volunteering goal, delivering over 23,000 hours of volunteering to help communities around the world. In addition, we launched a global volunteer recognition program to continue to build meaningful strategic partnerships that strengthen our engagement opportunities, drive community impact and advance all 17 SDGs.
Governance: We are committed to maintaining the highest level of trust, transparency and ethics in all we do, and are proud participants in the UN Global Compact, the UN SDG and Climate Ambition programs. Our Board of Directors continues to play an essential role providing oversight and guidance as ESG issues are prioritized. In 2021, Sustainability officially became part of the Board Committee.
In addition, we published a Board Diversity statement, a UN Global Compact Communication on Progress and an updated Modern Slavery statement. The company achieved ISO 27001 in recognition of the critical importance of information security.
Sustainability is at the heart of our virtuous circle at Clarivate. We are committed to continuous advancement and embedding it into our culture and long-term corporate strategy.

Colleague engagement
Customer Delight
Environment
Sustainability
Governance
Social
Investor returns
Strong growth

Seasonality
Our cash flows from operations are generated primarily from payments from our subscription customers and the standard term of a subscription is typically 12 months. When a customer enters into a new subscription agreement, or submits a notice to renew their subscription, we typically invoice for the full amount of the subscription period, record the balance to deferred revenues and ratably recognize the deferral throughout the subscription period. As a result, we experience cash flow seasonality throughout the year.
Regulatory Environment
Certain of our product lines provide authorized customers with products and services such as access to public records. Our product lines that provide such products and services are subject to applicable privacy and consumer information laws and regulations, including U.S. federal and state and European Union (“EU”) and member state regulation. Our compliance obligations vary from regulator to regulator, and may include, among other things, strict data security programs, submissions of regulatory reports, providing consumers with certain notices and correcting inaccuracies in applicable reports. Many of these laws and regulations are complex, and their application to us, our customers or the specific services and relationships we have with our customers are not always clear. Our failure to accurately anticipate the application of these laws and regulations, or any failure to comply, could create liability for us, result in adverse publicity and otherwise negatively affect our business. See Item 1A. Risk Factors for more information about the impact of government regulations on our company.

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

Our reputation and ability to attract, retain and serve our customers is dependent upon the reliable performance and security of our computer systems and those of third parties that we utilize in our operations to collect, store and use public records, IP and sensitive data. We expend significant resources to develop and secure our systems, but they may be subject to damage or interruption from natural disasters, terrorist attacks, power loss, Internet and telecommunications failures and cybersecurity risks. Our computer systems and those of third parties we use in our operations may be vulnerable to cybersecurity risks, including cyber-attacks from state-sponsored entities and individual activity, such as computer viruses, denial of service attacks, physical or electronic break-ins and similar disruptions. We have implemented certain systems and processes to thwart hackers and protect our data and systems; however, these systems and processes may not be effective, particularly given the increasingly sophisticated tools and methods used by hackers, organized cyber criminals, and cyber terrorists, and, similar to many other global multinational companies, we experience cyber-threats, cyber-attacks and other attempts to breach the security of our systems. Any fraudulent, malicious or accidental breach of data security could result in unintentional disclosure of, or unauthorized access to, customer, vendor, employee or other confidential or sensitive data or information, which could potentially result in additional costs to our company to enhance security or to respond to occurrences, lost sales, violations of privacy or other laws, notifications to individuals, penalties or litigation. Any failure of our systems, significant disruption to our operations or unauthorized access to our systems or those of third parties (or “cloud” computing service providers) we contract with to host our computing could result in significant expense to repair, replace or remediate systems, equipment or facilities, a loss of customers, legal or regulatory claims, and proceedings or fines and adversely affect our business and results of operations. We do not have control over the operations of the facilities of the third party cloud computing service that we use. This, coupled with the fact that we cannot easily switch our computing operations to another provider, means that any disruption of or interference with our use of our current third party cloud computing service could disrupt our operations and our business could be adversely impacted.

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

In the ordinary course of business, we collect, store, use and transmit certain types of information that are subject to different laws and regulations. In particular, data security and data protection laws and regulations that we are subject to often vary significantly by jurisdiction, such as the privacy requirements of the Health Insurance Portability and Accountability Act and the stringent operational requirements for processors and controllers of personal data implemented by the EU-wide General Data Protection Regulation. It also significantly increased penalties for noncompliance, including where we act as a data processor. Data security and data protection laws and regulations are continuously evolving and there are currently a number of legal challenges to the validity of EU mechanisms for adequate data transfers such as the Privacy Shield Framework and the Standard Contractual Clauses. Although we have implemented policies and procedures that are designed to ensure compliance with applicable laws, rules and regulations, if our privacy or data security measures fail to comply with applicable current or future laws and regulations, including, without limitation, the EU ePrivacy Regulation, the California Consumer Privacy Act, and the California Privacy Rights Act, we will likely be required to modify our data collection or processing practices and policies in an effort to comply with such laws and regulations, and we could be subject to increased costs, fines, litigation, regulatory investigations, and enforcement notices requiring us to change the way we use personal data or our marketing practices or other liabilities such as compensation claims by individuals affected by a personal data breach, as well as negative publicity and a potential loss of business.

Our business continuity plans may not be effective against events that may adversely impact our business.

We have established operational policies and procedures that manage the risks associated with business continuity and recovery from potential disruptions to our business. These policies and procedures are designed to increase the likelihood that we are prepared to continue operations during times of unexpected disruption, and we have taken steps to minimize risks that could lead to disruptions in our operations and to avoid our customers being harmed in the event of a significant disruption in our operations. However, there is no guarantee that these measures will be effective in minimizing any disruption from unexpected events that could result from a variety of causes, including human error, natural disasters (such as hurricanes and floods), infrastructure or network failures (including failures at third-party data centers, by third party cloud-computing providers, or of aging technology assets), and a disruption to our business that we are not capable of managing could adversely affect us.

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

We seek to achieve our growth objectives by optimizing our offerings to meet the needs of our customers through organic development, including by delivering integrated workflow platforms, cross-selling our products across our existing customer base, acquiring new customers, implementing operational efficiency initiatives, and through acquisitions, joint ventures, investments and dispositions. However, we may not be able to achieve the expected benefits of our acquisitions, including anticipated revenue, cost synergies or growth opportunities and we may not succeed in cross-selling our products and services. Moreover, we may not be able to integrate the assets acquired in any such acquisition or achieve our expected cost synergies without increases in costs or other difficulties. If we are unable to successfully execute on our strategies to achieve our growth objectives, drive operational efficiencies, realize our anticipated cost or revenue synergies or if we experience higher than expected operating costs that cannot be adjusted accordingly, our growth rates and profitability could be adversely affected, and the market price of our ordinary shares may decline. Furthermore, acquisitions may subject us to new types of risks to which we were not previously exposed.

We operate in a highly competitive industry, and we may be adversely affected by competition and other changes in our markets.

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

We generate a significant percentage of our revenues from recurring subscription-based arrangements and highly predictable re-occurring transactional ("re-occurring") arrangements. If we are unable to maintain a high annual renewal rate, our results of operations could be adversely affected.

For the year ended December 31, 2022, approximately 78% of our revenues were subscription-based and re-occurring based. Because most of the revenues we report in each quarter are the result of subscription and re-occurring agreements entered into or renewed in previous quarters, with subscription renewals historically concentrated in the first quarter, a decline in subscriptions in any one quarter may not affect our results in that quarter, but could reduce revenues in future quarters. Our operating results depend on our ability to achieve and sustain high renewal rates on our existing subscription and re-occurring arrangements and to obtain new subscriptions and re-occurring contracts with new and existing customers at competitive prices and other commercially acceptable terms. Uncertain global economic conditions, including inflationary pressures and rising interest rates, have had and may continue to have an adverse impact on our business, including on our revenues from re-occurring revenues arrangements. Failure to meet one or more of these subscription and re-occurring objectives could have a material adverse effect on our business, financial condition, and operating results.

Our brand and reputation are key assets and competitive advantages of our company, and our business may be affected by how we are perceived in the marketplace.

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

We have international operations and, accordingly, our business is subject to risks resulting from differing legal and regulatory requirements, political, social and economic conditions and unforeseeable developments in a variety of jurisdictions. Our international operations are subject to the following risks, among others:

•political instability;
•international hostilities (including the ongoing war between Russia and Ukraine and related sanctions and negative economic impacts), military actions, terrorist or cyber-terrorist activities, natural disasters, pandemics (including a prolonged and delayed recovery from COVID-19), and infrastructure disruptions;
•differing economic cycles and adverse economic conditions;
•unexpected changes in regulatory environments and government interference in the economy and the possibility that the U.S. could default on its debt obligations;
•increasing inflationary pressures and rising interests rates;
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

In addition, the international scope of our business operations subjects us to multiple overlapping tax regimes that can make it difficult to determine what our obligations are in particular situations. For example, we have been advised that we should be able to deliver the Merger Shares, consistent with our obligations under the Sponsor Agreement, to the recipients thereof without withholding for U.K. employment and related taxes. However, it is possible that His Majesty’s Revenue and Customs (“HMRC”) could dispute our position and proceed against us for the amount of such taxes, which could be significant and, if sustained, could adversely affect our cash flows and financial position. Although we believe we would ultimately prevail in any such a proceeding, there can be no assurance that we would not be required to pay a significant amount in settlement of any such a claim brought by HMRC.

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

•sensitivity to interest rate increases on our variable rate outstanding indebtedness, which could result in increased interest under our credit facilities which could cause our debt service obligations to increase significantly;
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

Our ability to meet our payment and other obligations under our debt instruments depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us under our existing or any future credit facilities or otherwise, in an amount sufficient to enable us to meet our debt obligations and to fund other liquidity needs. We may incur substantial additional indebtedness, including secured indebtedness, for many reasons, including to fund acquisitions. Such additional indebtedness may be subject to higher borrowing costs as a result of rising interest rates. If we add additional debt or other liabilities, the related risks that we face could intensify.

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

We have incurred impairment charges for our goodwill and may incur further impairment charges for our goodwill and other intangible assets, which would negatively impact our operating results.

In connection with the preparation of our financial statements for the quarter ended September 30, 2022, we performed an interim quantitative goodwill impairment assessment over our reporting units due to possible impairment indicators including worsening market considerations and macroeconomic conditions, such as increasing inflationary pressures and rising interest rates, and sustained declines in the Company’s share price during the period. As a result of the assessment, we recorded a goodwill impairment charge as of September 30, 2022 of $4,407.9 related to our ProQuest reporting unit, our former IP Management reporting unit and our former Patent reporting unit. The impairment charge recorded for the ProQuest reporting unit and the former IP Management reporting unit represented a total write-off of the goodwill associated with these respective reporting units.

We review goodwill for impairment at least annually in the fourth quarter of the year or more frequently if indicators of impairment arise, and should market conditions or macroeconomic conditions continue to deteriorate, including a rise in inflationary pressures and interest rates, or a decline in our results of operations, the result of such review may indicate a decline in the fair value of goodwill requiring additional impairment charges for the former Patent reporting unit or additional reporting units. In the event we are required to record an additional non-cash impairment charge to our goodwill, other intangibles, and/or long-lived assets, such a non-cash charge could have a material adverse effect on our consolidated statements of operations and balance sheets in the reporting period in which we record the charge. For additional information, see Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies, Estimates and Assumptions-Goodwill and Indefinite-Lived Intangible assets.”

Our Board has adopted a Tax Benefits Preservation Plan, which may not protect the future availability of the Company’s tax assets in all circumstances and which could delay or discourage takeover attempts that some shareholders may consider favorable.

As of December 31, 2022, we had U.S. federal net operating losses (“NOLs”) and interest expense carryforwards totaling approximately $1,636.9, and comparable U.S. state carryforwards of approximately $495.0. Pursuant to Section 382 of the U.S. Internal Revenue Code of 1986, as amended, and the Treasury Regulations issued thereunder, a corporation that undergoes an “ownership change” is subject to limitations on its use of its existing NOL and interest expense carryforwards and certain other tax attributes (collectively, “Tax Assets”), which can be utilized in certain circumstances to offset future U.S. tax liabilities. A corporation generally undergoes an “ownership change” for purposes of Section 382 if one or more “5% shareholders” (as determined under Section 382) increase their ownership of the corporation’s stock by more than 50 percentage points over a rolling three-year period. In the event of such an “ownership change,” Section 382 imposes an annual limitation on the amount of post-change taxable income a corporation may offset with pre-change Tax Assets. Similar rules apply in various U.S. state and local jurisdictions. A small portion of our Tax Assets are currently subject to limitations under Section 382. However, with respect to the substantial majority of our Tax Assets, while we have in recent years experienced significant changes in the ownership of our stock, we do not believe we have undergone an “ownership change” that would limit our ability to use these Tax Assets. However, there can be no assurance that the Internal Revenue Service will not challenge this position.

On December 22, 2022, the Board of Directors adopted the Tax Benefits Preservation Plan (the “Tax Benefits Preservation Plan”) to help protect the future availability of the Company’s Tax Assets. The Tax Benefits Preservation Plan is intended to reduce the likelihood of such an “ownership change” at the Company by deterring any person or group that would be treated as a 5% shareholder from acquiring beneficial ownership, as determined for purposes of the Tax Benefits Preservation Plan, of either (i) 4.9% or more of the outstanding Ordinary Shares of the Company or (ii) 4.9% or more (by value) of the Company’s capital stock. It also deters existing shareholders who currently meet or exceed this ownership threshold from acquiring additional Company stock. See “Note 16 - Income Taxes” of our financial statements included in Part II, Item 8, to this Annual Report on Form 10-K for additional information on the terms and operation of the Tax Benefits Preservation Plan. However, there can be no assurance that the Tax Benefits Preservation Plan will prevent an “ownership change” from occurring for purposes of Section 382, and events outside of our control and which may not be subject to the Tax Benefits Preservation Plan, such as sales of our stock by certain existing shareholders, may result in such an “ownership change” in the future. While we currently have a full valuation allowance against our NOLs and other historic Tax Assets for financial accounting purposes, if we have undergone or in the future undergo an ownership change that applies to our Tax Assets, our ability to use these Tax Assets could be substantially limited after the ownership change, and this limit could have a substantial adverse effect on our cash flows and financial position.

While the Tax Benefits Preservation Plan is not principally intended to prevent a takeover, it may have an anti-takeover effect because an “acquiring person” thereunder may be diluted upon the occurrence of a triggering event. Accordingly, the Tax Benefits Preservation Plan may complicate or discourage a merger, tender offer, accumulations of substantial blocks of our stock, or assumption of control by a substantial holder of our securities. The Tax Benefits Preservation Plan should not interfere with any merger or other business combination approved by the Board of Directors. Because the Board of Directors may consent to certain transactions, the Tax Benefits Preservation Plan gives our Board of Directors significant discretion to act in the best interests of shareholders.

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
•our ability to maintain high annual renewal rates;
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters are located in the leased premises located at 70 St. Mary Axe, London EC3A 8BE, United Kingdom. We lease office facilities at 66 locations; 27 are in the U.S. In addition, we own real property in one location outside of the US. Our properties consist primarily of office space used by each of our segments. We believe that all our facilities are well maintained and are suitable and adequate for our current needs.

Item 3. Legal Proceedings
From time to time, we are a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. While the outcomes of these matters are uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows. For additional discussion of legal proceedings, see Item 8. Financial Statements and Supplementary Data - Notes to the Consolidated Financial Statements - Note 20 in this Report.

Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Price of Ordinary Shares
Our ordinary shares are traded on the NYSE under the symbol CLVT.
Holders
As of December 31, 2022, there were 113 holders of record of ordinary shares. A substantially greater number of holders of our ordinary shares are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
Dividends
We did not pay any dividends to ordinary shareholders during the year ended December 31, 2022. We presently intend to retain our earnings for use in business operations and, accordingly, we do not anticipate that our board will declare dividends related to ordinary shares in the foreseeable future. In addition, the terms of our credit facilities and the indenture governing our secured notes due 2026 include restrictions that may impact our ability to pay dividends.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information as of December 31, 2022, with respect to compensation plans under which equity securities are authorized for issuance.

Equity Compensation Plan Information:
	(a)		(b)		(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants, and rights		Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders
2019 Incentive Award Plan	19,170,774	(2)	$13.12	(3)	29,725,671	(4)
Equity Compensation Plans Not Approved by Security Holders(1)
Total	19,170,774		$13.12		29,725,671
(1)See Item 11. Executive Compensation - Compensation Committee Interlocks and Insider Participation. See Item 8. Financial Statements and Supplementary Data - Notes to the Consolidated Financial Statements - Note 14 - Shareholders’ Equity for information regarding the Warrants.
(2)Includes 3,713,883 of stock options, 13,391,214 restricted share units that were issued with no exercise price or other consideration, and 2,065,677 performance share units at grant that were issued with no exercise price or other consideration, and may not ultimately vest based on achievement of certain performance and market conditions.
(3)The weighted-average exercise price is reported for the outstanding stock options reported in the first column. There are no exercise prices for the restricted share units or performance share units.
(4)The total number of securities available to be issued under the 2019 Incentive Award Plan.

Issuer Purchases of Equity Securities
The following table sets forth the total number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month during the year ended December 31, 2022.

Period	Total Number of Shares Purchased(1)	Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs(2)	Approx. Dollar value of shares that may Yet Be Purchased Under Plans or Programs
January 1, 2022 - January 31, 2022	9,580	$18.00	—	$—
February 1, 2022 - February 28, 2022	7,825	$16.78	—	$1,000
March 1, 2022 - March 31, 2022	4,559,871	$16.10	4,106,285	$934
April 1, 2022 - April 30, 2022	6,718,312	$16.44	6,611,994	$825
May 1, 2022 - May 31, 2022	257,078	$14.36	—	$825
June 1, 2022 - June 30, 2022	20,413	$13.51	—	$825
July 1, 2022 - July 31, 2022	73,053	$13.90	—	$825
August 1, 2022 - August 31, 2022	110,382	$13.62	—	$825
September 1, 2022 - September 30, 2022	20,478	$10.83	—	$825
October 1, 2022 - October 31, 2022	28,651	$9.29	—	$825
November 1, 2022 - November 30, 2022	31,128	$10.50	—	$825
December 1, 2022 - December 31, 2022	149,148	$9.28	—	$825
Total	11,985,919	$16.09	10,718,279
(1) Includes shares withheld to satisfy tax withholding obligations on behalf of employees that occur upon vesting and delivery of outstanding shares underlying stock options and restricted stock units under the 2019 Incentive Award Plan.
(2) In February 2022, the Company's Board of Directors approved the purchase of up to $1,000.0 of the Company's ordinary shares through open-market purchases, to be executed through December 31, 2023. During the year ended December 31, 2022, the Company purchased 10.7 million shares for a total of $175.0. As of December 31, 2022, the Company had approximately $825.0 of availability remaining under this program.

Performance Graph
The following graph compares our total cumulative shareholder return with the Standard & Poor’s Composite Stock Index (“S&P 500”) and a market capitalization-weighted peer index consisting of FactSet Research Systems Inc., Gartner Inc., Moody’s Corporation, MSCI Inc., S&P Global Inc. and Verisk Analytics, Inc.
The graph assumes a $100 cash investment on May 14, 2019, and the reinvestment of all dividends, where applicable. This graph is not indicative of future financial performance. The following graph is not filed but is furnished pursuant to Regulation S-K Item 201(e), Instruction 7.

Recent Sales of Unregistered Equity; Use of Proceeds from Registered Offerings

In March 2017, the Company adopted the management incentive plan under which certain employees of the Company may be eligible to purchase shares of the Company. In exchange for each share purchase subscription, the purchaser is entitled to a fully vested right to an ordinary share. Additionally, along with a subscription, employees received a corresponding number of options to acquire additional ordinary shares subject to five year vesting. The vesting of these options was accelerated on November 30, 2020. The Company did not receive any subscriptions during the years ended December 31, 2022, 2021 and 2020. As of December 31, 2022, 2021 and 2020, respectively, there were 125,760, 125,760, and 127,060 shares issued and outstanding under the management incentive plan. None of the foregoing transactions involved any underwriters, underwriting discounts or commissions or any public offering.

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
Overview
We offer a global portfolio of high quality, market leading data, insights, analytics and workflow products and solutions through our Academia and Government ("A&G") segment, Life Sciences and Healthcare ("LS&H") segment, and Intellectual Property (“IP”) segment, which are also our reportable segments. Our A&G segment consists of our Academia and Government product group, which provides products and services to organizations that plan, fund, implement and utilize education and research at a global, national, institutional, and individual level. Our LS&H segment consists of our Life Sciences & Healthcare product group, which includes products and solutions that provide insight and foresight across the drug and device lifecycle, empowering life science and healthcare organizations to create a healthier tomorrow. Our IP segment consists of our Patent Intelligence, Brand IP Intelligence and IP Lifecycle Management product groups, which help customers establish, protect and manage their intellectual property.

For further information regarding an overview of our business and certain related trends and uncertainties, refer to Part I - Item 1. Business.

Objective
The objective of the Management Discussion and Analysis is to detail material information, events, uncertainties and factors impacting the Company and provide investors an understanding from "Management's perspective". In Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Management highlights the critical areas for evaluating the Company's performance which includes a discussion of reportable segment information. In addition, refer to Item 1. Business for Management's discussion of forward looking transformational strategy and initiatives including operational improvements, revenue growth and pursuit of acquisition opportunities.

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
Acquisition of CPA Global
On October 1, 2020, we acquired 100% of the assets, liabilities and equity interests of CPA Global, a global leader in intellectual property software and tech-enabled services. Clarivate acquired all of the outstanding shares of CPA Global in a cash and stock transaction. The aggregate consideration in connection with the closing of the CPA Global acquisition was $8,540.9, net of $102.7 cash acquired, including an equity hold-back consideration of $46.5. The aggregate consideration was composed of (i) $6,565.5 from the issuance of up to 218.2 million ordinary shares to Redtop Holdings Limited, a

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)
portfolio company of Leonard Green & Partners, L.P., representing approximately 35% pro forma fully diluted ownership of Clarivate and (ii) approximately $2,078.1 in cash to fund the repayment of CPA Global's parent company outstanding debt of $2,055.8 and related interest swap termination fee of $22.3. Of the 218.3 million ordinary shares issuable in the acquisition, Clarivate issued 210.4 million ordinary shares on October 1, 2020. There were 6.3 million shares that were transferred to Clarivate to fund an Employee Benefit Trust established for the CPA Global Equity Plan. Accordingly, these shares were excluded from purchase price consideration.
In conjunction with the closing of the transaction, the Company incurred an incremental $1,600.0 of term loans under our term loan facility and used the net proceeds from such borrowings, together with cash on hand, to fund the transaction.
Acquisition of Decision Resources Group
On February 28, 2020, we acquired 100% of the assets, liabilities and equity interests of Decision Resources Group ("DRG"), a premier provider of high-value data, analytics and insights products and services to the healthcare industry, from Piramal Enterprises Limited ("PEL"), which is a part of global business conglomerate Piramal Group. The acquisition helps us expand our core businesses and provides us with the potential to grow in the LS&H segment.
The aggregate consideration paid in connection with the closing of the DRG acquisition was $965.0, composed of $900.0 of base cash plus $6.1 of adjusted closing cash paid on the closing date and up to 2.9 million of the Company's ordinary shares valued at $58.9 on the closing date. The contingent stock consideration was revalued at each period end until its issuance to PEL in March 2021 for a total of $61.6.
Dispositions
Disposition of MarkMonitor Domain Management
On October 31, 2022, the Company completed the sale of the MarkMonitor Domain Management business within the IP segment to Newfold Digital, a leading web presence solutions provider, for a total purchase price of $296.1. A gain of $278.5 was recognized in the Consolidated Statements of Operations within Other operating (income) expense, net during the year ended December 31, 2022.
Disposition of Techstreet
On November 6, 2020, the Company completed the sale of certain assets and liabilities of certain non-core assets and liabilities within the IP segment for a total purchase price of $42.8. A gain of $28.1 was recognized in the Consolidated Statements of Operations within Other operating (income) expense, net during the year ended December 31, 2020.
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
Private Placement Notes Offering
2021 Senior Secured Notes and Senior Notes Offering
In June 2021, we issued $1,000.0 in aggregate principal amount of Senior Secured Notes due June 30, 2028 (the "Old Secured Notes") and $1,000.0 in aggregate principal amount of Senior Notes due June 30, 2029 (the "Old Unsecured Notes" and, together with the Old Secured Notes, the "Old Notes") bearing interest at a rate of 3.875% and 4.875% per annum, respectively. The interest was payable semi-annually to holders of record on June 30 and December 30 of each year, commencing on December 30, 2021. The Old Secured Notes and the Old Unsecured Notes were issued by Clarivate Science Holdings Corporation (the "Issuer"), an indirect wholly-owned subsidiary of Clarivate.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)
In August 2021, we (i) exchanged all of the outstanding, validly tendered and not withdrawn 3.875% Senior Secured Notes due 2028 (the “Old Secured Notes”) for the newly-issued 3.875% Senior Secured Notes due 2028 (the “New Secured Notes”), and (ii) exchanged all of the outstanding, validly tendered and not withdrawn 4.875% Senior Unsecured Notes due 2029 (the “Old Unsecured Notes” and, together with the Old Secured Notes, the “Old Notes”) for the Issuer’s newly-issued 4.875% Senior Notes due 2029 (the “New Unsecured Notes” and, together with the New Secured Notes, the “New Notes”). The initial aggregate principal amount of New Notes is equal to the aggregate principal amount of Old Notes that were validly tendered and not validly withdrawn for exchange, and that were accepted by the Issuer. The offers to exchange are referred to herein as the “Exchange Offers.” Pursuant to the Exchange Offers, the aggregate principal amounts of the Old Notes set forth as follows were validly tendered and not validly withdrawn, and were accepted by the Issuer and subsequently cancelled: (i) $921.2 aggregate principal amount of Old Secured Notes; and (ii) $921.4 aggregate principal amount of Old Unsecured Notes. Following such cancellation, (i) $78.8 aggregate principal amount of Old Secured Notes remained outstanding; and (ii) $78.6 aggregate principal amount of Old Unsecured Notes remained outstanding. The Issuer redeemed such remaining outstanding Old Secured Notes and Old Unsecured Notes at 100% of the principal amount thereof plus accrued and unpaid interest from June 24, 2021, to the redemption date in August 2021. In connection with the settlement of the Exchange Offers, the Issuer (i) issued $921.2 aggregate principal amount of its New Secured Notes; and (ii) issued $921.4 aggregate principal amount of its New Unsecured Notes. The interest is payable semi-annually to holders of record on June 30 and December 30 of each year, commencing on December 30, 2021. The exchange was treated as a debt modification in accordance with Accounting Standards Codification 470, Debt ("ASC 470").
Concurrently with the settlement of the Exchange Offers, the Issuer deposited (or caused to be deposited) an amount in cash equal to the aggregate principal amount of the New Notes of each series into segregated escrow accounts until the date that certain escrow release conditions (the “Escrow Release Conditions”) including the consummation of the ProQuest acquisition, were satisfied. On December 1, 2021, the Escrow Release Conditions were satisfied, and the escrow proceeds were released from the escrow accounts and used to fund a portion of the purchase price of the ProQuest acquisition and to pay related fees and expenses.
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
Restructuring
One Clarivate Program
During the second quarter of 2021, the Company approved restructuring actions to streamline operations within targeted areas of the Company. The program resulted in a reduction in operational costs, with the primary driver of the cost saving being from a reduction in workforce. As a result of these actions, the company recorded total pre-tax restructuring charges of approximately $36.7 for all approved phases of the program.
During the years ended December 31, 2022 and 2021, the Company recorded pre-tax charges of $16.7 and $20.0 recognized within Restructuring and impairment in the Consolidated Statements of Operations. These charges were composed of 16.7 and $17.3 in severance and related benefit costs and $— and $2.7 in contract exit costs and legal and advisory fees during the year ended December 31, 2022 and 2021, respectively.
ProQuest Acquisition Integration Program
During the fourth quarter of 2021, the Company approved restructuring actions designed to eliminate duplicative costs following the acquisition of ProQuest and to streamline our operations simplifying our organization and continuing to reduce our lease portfolio. As a result of these actions, the Company expects to record total pre-tax restructuring charges of approximately $76.4 for all phases of the program. Approximately $51.4 of costs have been incurred to date under the program and $25.0 are expected to be incurred in a future period, related to severance, lease impairments and other exit costs, such as legal and advisory fees.
During the years ended December 31, 2022 and 2021, the Company recorded pre-tax charges of $49.4 and $1.9 recognized within Restructuring and impairment in the Consolidated Statements of Operations. These charges were composed of $22.9

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)
and $1.9 in severance and related benefit costs and $26.5 and $— in contract exit costs and legal and advisory fees during the year ended December 31, 2022 and 2021, respectively.
Other Restructuring Programs
During 2020 and the fourth quarter 2019, we engaged a strategic consulting firm to assist us in optimizing our structure and cost base. As a result, we implemented several cost-saving and margin improvement programs designed to generate substantial incremental cash flows including the Operation Simplification and Optimization Program, the DRG Acquisition Integration Program and the CPA Global Acquisition Integration and Optimization Program. The costs associated with these programs were substantially complete, and we are not expecting to incur any further cost under these restructuring plans as of December 31, 2022.
During the years ended December 31, 2022, 2021 and 2020, the Company recorded pre-tax charges of $0.6, $107.6 and $56.1, respectively, recognized within Restructuring and impairment in the Consolidated Statements of Operations. These charges were composed of $(0.4), $38.1 and $39.9 in severance and related benefit costs and $1.0, $69.5 and $16.2 in contract exit costs and legal and advisory fees during the year ended December 31, 2022, 2021 and 2020, respectively.

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

	Year Ended December 31,
	2022	2021	2020
Revenues
USD	72%	66%	74%
Euros	12%	16%	11%
British pounds	11%	12%	8%
Other currencies	5%	6%	6%

Direct expenses
USD	67%	57%	69%
Euros	8%	10%	9%
British pounds	13%	20%	13%
Other currencies	12%	13%	9%
The financial statements of our subsidiaries outside the U.S. are typically measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the balance sheet date exchange rates, while income and expense items are translated at the average monthly exchange rates. Resulting translation adjustments are recorded in Accumulated other comprehensive (loss) income on the Consolidated Balance Sheets.
Subsidiary monetary assets and liabilities that are denominated in currencies other than the functional currency are remeasured using the month-end exchange rate in effect during each month, with any related gain or loss recorded in Other operating (income) expense, net within the Consolidated Statements of Operations.
The Company periodically enters into foreign currency forward contracts to help manage the Company’s exposure to foreign exchange rate risks. These contracts generally do not exceed 180 days in duration. The Company recognized loss (gains) from the mark to market adjustment of $1.2, $6.9 and $(20.8) for the year ended December 31, 2022, 2021 and 2020, respectively, in Other operating (income) expense, net on the Consolidated Statements of Operations. The principal amount

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)
of outstanding foreign currency contracts was $165.1 and $216.7 as of December 31, 2022 and 2021, respectively. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk and Item 8. Financial Statements and Supplementary Data - Notes to the Consolidated Financial Statements - Note 9 - Derivative Instruments, for additional information.

Key Performance Indicators
We regularly monitor the following key performance indicators to evaluate our business and trends, measure our performance, prepare financial projections and make strategic decisions. We include Revenue growth, Adjusted EBITDA, Adjusted EBITDA margin, Annualized Contract Value, Annual Renewal Rates, Free Cash Flow and Adjusted Free Cash Flow as key performance indicators because they are a basis upon which our management assesses our performance and we believe they reflect the underlying trends and indicators of our business by allowing management to focus on the most meaningful indicators of our continuous operational performance.
Adjusted EBITDA, Adjusted EBITDA margin, Free Cash Flow and Adjusted Free Cash Flow are financial measures that are not prepared in accordance with U.S. generally accepted accounting principles (“non-GAAP”). Although we believe these measures may be useful to investors for the same reasons, these measures are not a substitute for GAAP financial measures or disclosures. For a reconciliation of our non-GAAP measures to the corresponding most closely related measures calculated in accordance with GAAP, see Certain Non-GAAP Measures below.
Organic revenue growth
We review year-over-year organic revenue growth in our segments as a key measure of our success in addressing customer needs. We also review year-over-year organic revenue growth by transaction type to help us identify and address broad changes in product mix, and by geography to help us identify and address broad changes and revenue trends by region. We measure organic revenue growth excluding acquisitions, disposals, and foreign currency impacts. We define these components as follows:
•Organic: We define organic revenue growth as total revenue growth from continuing operations for all factors other than acquisitions, disposals, and foreign currency movements. We drive this type of revenue growth through pricing, up-selling and cross-selling efforts, securing new customer business, and the sale of new or enhanced product offerings.
•Acquisitions: We define acquisition revenue as the revenue generated from acquired products and services from the date of acquisition to the first anniversary date of that acquisition. This type of growth comes as a result of our strategy of the pursuit of acquisition opportunities.
•Disposals: We define disposals revenue as the revenue generated in the prior year comparative period from product lines, services, and/or businesses divested from the date of the sale in the current period presented.
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
We monitor ACV because it represents a leading indicator of the potential subscription revenues that may be generated from our existing customer base over the upcoming 12-month period. Measurement of subscription revenues as a key operating metric is particularly relevant because a majority of our revenues are generated through subscription-based and re-occurring revenues, which accounted for 77.5%, 79.3% and 78.9% for the years ended December 31, 2022, 2021 and 2020, respectively. We calculate and monitor ACV for each of our segments and use the metric as part of our evaluation of our business and trends.
The amount of actual subscription revenues that we earn over any 12-month period are likely to differ from ACV at the beginning of that period, sometimes significantly. This may occur for numerous reasons, including subsequent changes in annual renewal rates, impact of price increases (or decreases), cancellations, upgrades and downgrades, and acquisitions and divestitures.
We calculate the ACV on a constant currency basis to exclude the effect of foreign currency fluctuations.
The following table presents ACV as of the dates indicated:

	December 31,			Change
	2022	2021	2020	2022 vs. 2021(1)	2021 vs. 2020
Annualized Contract Value	$1,581.9	$1,611.8	$906.5	(1.9)%	77.8%
(1) The change in ACV is primarily due to the acquisition of ProQuest in December 2021 and the disposition of MarkMonitor in October 2022, supplemented by organic ACV growth of 2.6%.
Annual Renewal Rates
Our revenues are primarily subscription based, which leads to high revenue predictability. Our ability to retain existing subscription customers is a key performance indicator that helps explain the evolution of our historical results and is a leading indicator of our revenues and cash flows for the subsequent reporting period.
“Annual renewal rate” is the metric we use to determine renewal levels by existing customers across all of our Segments, and is a leading indicator of renewal trends, which impact the evolution of our ACV and results of operations. We calculate the annual renewal rate for a given period by dividing (a) the annualized dollar value of existing subscription product license agreements that are renewed during that period, including the value of any product downgrades, by (b) the annualized dollar value of existing subscription product license agreements that come up for renewal in that period. “Open renewals,” which we define as existing subscription product license agreements that come up for renewal but are neither renewed nor canceled

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)
by customers during the applicable reposting period, are excluded from both the numerator and denominator of the calculation. We calculate the annual renewal rate to reflect the value of product downgrades but not the value of product upgrades upon renewal, because upgrades reflect the purchase of additional services.
The impact of upgrades, new subscriptions and product price increases is reflected in ACV, but not in annual renewal rates. Our annual renewal rates were 91.3%, 90.6% and 91.2% for the years ended December 31, 2022, 2021 and 2020, respectively.

Free Cash Flow and Adjusted Free Cash Flow
We use free cash flow and adjusted free cash flow in our operational and financial decision-making and believe free cash flow and adjusted free cash flow are useful to investors because similar measures are frequently used by securities analysts, investors, ratings agencies and other interested parties to measure the ability of a company to service its debt. Our presentation of free cash flow and adjusted free cash flow should not be construed as a measure of liquidity or discretionary cash available to us to fund our cash needs, including investing in the growth of our business and meeting our obligations.
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
Long-Lived Assets (including Other Intangible Assets)
We evaluate long-lived assets, including computer hardware and other property, computer software, and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to current forecasts of undiscounted future net cash flows expected to be generated by the asset over its remaining life. An asset is assessed for impairment at the lowest level that the asset generates cash inflows that are largely independent of cash inflows from other assets. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset. Any such impairment would be recognized in full in the reporting period in which it has been identified, which could have a material adverse effect on our financial condition or results of operations.
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
Goodwill
The Company performs goodwill impairment testing during the fourth quarter of each year, or more frequently if triggering events indicate a possible impairment. This testing is performed at the reporting unit level which is defined as the operating segment or one level below the operating segment. As part of our annual goodwill impairment testing, the Company has the option to first perform qualitative testing to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The quantitative goodwill impairment test, used to identify both the existence of impairment and the amount of impairment loss, compares the estimated fair value of a reporting unit with its carrying amount, including

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)
goodwill. The Company estimates the fair value of a reporting unit using the income approach. Under the income approach, a discounted cash flow ("DCF") model is used to determine fair value based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The Company uses its internal forecasts to estimate future cash flows and includes an estimate of long-term future growth rates. Significant judgments inherent in these analyses include, but are not limited to, projected revenue growth rates and operating margins, tax rates, terminal values, and discount rates. The inputs utilized in the analysis are classified as Level 3 inputs within the fair value hierarchy. Changes in these estimates and assumptions could materially affect the determination of estimated fair value. Any such impairment charge would be recognized in full in the reporting period in which it has been identified, which could have a material adverse effect on our financial condition or results of operations.
A quantitative goodwill impairment assessment was performed as of September 30, 2022, over the Company's reporting units due to the following possible impairment indicators: (i) worsening market considerations and macroeconomic conditions such as increasing inflationary pressures and rising interest rates and (ii) sustained declines in the Company's share price during the three months ended September 30, 2022. This coincided with the Company's change in organizational structure to realign its business segments based on the products we offer and the markets they serve. With these changes, the Company changed its reportable segments, operating segments, and reporting units. The goodwill impairment assessment included an analysis on the Company's reporting units immediately before and immediately after the change. This included five reporting units in the legacy structure and four reporting units in the new segment structure.
Based on the quantitative analysis performed in connection with the Company's preparation of the Condensed Consolidated Financial Statements in the third quarter of 2022, the Company recorded a goodwill impairment charge of $4,407.9 as follows: (i) $1,745.8 related to the ProQuest reporting unit within the A&G segment; (ii) $2,569.1 related to the former IP Management reporting unit within the IP segment; and (iii) $93.0 related to the former Patent reporting unit within the IP segment. The impairment charge recorded for the ProQuest reporting unit and the former IP Management reporting unit represented a total write-off of the goodwill associated with each of these reporting units. The estimated fair value of each of the remaining reporting units exceeded their carrying values.
In completing the interim quantitative goodwill impairment assessment, the Company used the following weighted average cost of capital ("WACC") for its discount rate assumptions:
•Legacy Structure: the Company used a WACC of 9.5% for the Science Group, Trademark, Patent, and Domain reporting units. The Company used a 10.5% WACC for the IP Management reporting unit.
•New Structure: the Company used a WACC of 9.5% for the Web of Science Group and Life Sciences & Healthcare reporting units. The Company used a WACC of 10.0% for the ProQuest and Intellectual Property (which includes legacy Trademark, Patent, Domain, and IP Management) reporting units.
The discount rates were derived using a capital asset pricing model and analyzing published rates for industries relevant to each reporting unit to estimate the cost of equity financing. The Company used discount rates we believe to be commensurate with the risks and uncertainty inherent in the respective reporting units and in its internally developed forecasts.
For those reporting units whose estimated fair values exceeded their carrying values, the Company applied a hypothetical sensitivity analysis by increasing the discount rate of these reporting units by 100 basis points and, in a separate test, reducing by 10% the fair value of those reporting units. As a result of either scenario, the Intellectual Property reporting unit's fair value is approximately equal to its carrying value. As of December 31, 2022, the Intellectual Property reporting unit had a goodwill balance of $590.3 million. All other reporting units evaluated under either scenario reflected fair values well in excess of carrying values by at least 40%.
Notwithstanding the results of the Company's interim impairment assessment, if the Company is unable to successfully achieve the revenue growth it projects, the financial performance of any of our reporting units declines significantly, or interest rates continue to rise and this leads to an increase in the cost of capital, then it is possible these financial, economic, and geopolitical conditions could result in another triggering event for the Company in the future and could lead to a potential impairment. In addition, if any of these financial, economic, or geopolitical conditions has a more significant adverse effect on the Company, these could lead to a potential impairment of Company's goodwill or other indefinite-lived or long-lived assets. Such a charge could have a material effect on our financial position and results of operations.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)
In the fourth quarter of 2022, the Company performed its annual goodwill impairment testing by applying the qualitative assessment to each of its four reporting units. The Company considered various qualitative factors, including those described above, that would have affected the estimated fair value of the reporting units, as well as the historical significant level of headroom. Given the recency of the last quantitative goodwill impairment assessment performed as of September 30, 2022, and the results of the qualitative assessments, Management concluded that it is not more likely than not that the fair values of the reporting units were less than their carrying values. As such, as of October 1, 2022, our most recent annual goodwill impairment testing date, goodwill was not impaired.
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
In the fourth quarter of 2022, the Company performed its annual indefinite-lived intangible asset impairment testing by applying the qualitative assessment. In our evaluation of the events and circumstances that occurred during the year, the Company considered various qualitative factors, including those described above, as well as the historical significant level of headroom in our last quantitative indefinite-lived intangible asset impairment assessment performed as of October 1, 2021. Based on this evaluation as of October 1, 2022, Management concluded that it is not more likely than not that the indefinite-lived intangible assets are impaired.
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
Equity compensation plans of the acquired CPA Global business were accounted for as a liability as they were paid in cash. Changes in the fair value of these awards are recorded at the end of each reporting period based on the closing share price. There is no outstanding liability as of December 31, 2022, under this plan.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)
Warrant Liabilities
The Company accounts for Private Placement Warrants for shares of the Company's ordinary stock that are not indexed to its own stock as liabilities at fair value on the balance sheet. The Private Placement Warrants are subject to remeasurement at each balance sheet date, and any change in fair value is recognized as a component of Mark to market adjustment on financial instruments on the Consolidated Statements of Operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the ordinary stock warrants. At that time, the portion of the warrant liabilities related to the ordinary stock warrants will be reclassified to additional paid-in capital.
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
Taxation
The Company recognizes income taxes under the asset and liability method. Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect our best assessment of estimated current and future taxes to be paid. Significant judgments and estimates are required in determining the consolidated income tax expense for financial statement purposes. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In assessing the realizability of deferred tax assets, we consider projected future taxable income by tax jurisdiction and prudent and feasible tax planning strategies. The Company records a valuation allowance to reduce our deferred tax assets to equal an amount that is more likely than not to be realized.
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
Subscription-based revenues are recurring revenues that are earned under annual, multi-year, or evergreen contracts, pursuant to which we license the right to use our products to our customers or provide maintenance services over a contractual term. Revenues from the sale of subscription data, maintenance services, continuing service fees related to our perpetual access license ("PALs"), and analytics solutions are recognized ratably over the contractual term as revenues are earned. Subscription revenues are driven by annual renewal rates, new subscription business, price increases on existing subscription business and subscription upgrades and downgrades from recurring customers. Substantially all of our historical deferred revenues purchase accounting adjustments are related to subscription revenues.

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
Cost of Revenues
Cost of revenues consists of costs related to the production, servicing and maintenance of our products and are composed primarily of related personnel costs, such as salaries, benefits and bonuses for employees, fees for contracted labor, and data center services and licensing costs. Cost of revenues also includes the costs to acquire or produce content, royalties payable and non-capitalized R&D expenses. Cost of revenues does not include production costs related to internally generated software or content, which are capitalized.
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
Depreciation
Depreciation expense relates to our fixed assets, including mainly computer hardware and leasehold improvements, furniture and fixtures. These assets are depreciated over their expected useful lives, and, in the case of leasehold improvements, over the shorter of their useful life or the duration of the related lease.
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

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)
Other Operating (Income) Expense, Net
Other operating (income) expense, net consists of gains or losses related to the disposal of our assets, asset impairments or write-downs and the consolidated impact of re-measurement of the assets and liabilities of our company, sublease income, gain recognized on foreign exchange contract settlement and our subsidiaries that are denominated in currencies other than each relevant entity's functional currency.
Mark to Market Adjustment on Financial Instruments
Mark to market adjustment on financial instruments consists of the mark to market adjustments related to certain of the Company's warrants issued to the founders of Churchill Capital Corp, a special purpose acquisition company or “SPAC” with which the Company consummated a business combination transaction in May 2019.
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
Provision for Income Taxes
A provision for income tax is calculated for each of the jurisdictions in which we operate. The benefit or provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The benefit or provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the book and tax bases of assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets to net realizable value when it is more likely than not that a tax benefit will not be realized. Interest accrued related to unrecognized tax benefits and income tax related penalties are included in the provision for income taxes.
Dividends on Preferred Shares
Dividends on our mandatory convertible preferred shares are calculated at an annual rate of 5.25% of the liquidation preference of $100.00 per share. We may pay declared dividends on March 1, June 1, September 1 and December 1 of each year, commencing on September 1, 2021, and ending on, and including, June 1, 2024.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)
Results of Operations

Revenues, net
Total Revenue
Revenues, net of $2,659.8 in 2022, increased by $782.9, or 41.7%, from $1,876.9 in 2021. On a constant currency basis, Revenues, net increased by $879.9, or 46.9%. Organic revenue growth was slightly impacted by our decision to cease commercial operations in Russia in March 2022.
Revenues, net of $1,876.9 in 2021, increased by $622.8, or 49.7%, from $1,254.1 in 2020. On a constant currency basis, Revenues, net increased by $606.3, or 48.3%.
The comparability of our Revenues, net between periods was impacted by several factors described under “Factors Affecting the Comparability of Our Results of Operations” above. The tables below summarize the items driving the changes in revenues, net between periods.

	Variance 2022 vs. 2021
(in millions, except percentages)	$	%
Revenue change driver
Acquisitions	844.6	45.0%
Disposals	(12.5)	(0.7)%
Foreign currency translation	(97.0)	(5.2)%
Organic business	47.8	2.6%
Revenues, net (total change)	$782.9	41.7%

	Variance 2021 vs. 2020
(in millions, except percentages)	$	%
Revenue change driver
Reduction in deferred revenues adjustment(1)	$19.1	2.4%
Acquisitions	579.2	45.3%
Disposals	(49.3)	(3.9)%
Foreign currency translation	16.6	1.3%
Organic business	57.2	4.5%
Revenues, net (total change)	$622.8	49.7%

(1) Reflects the impact of the deferred revenues purchase accounting adjustment associated with businesses that were acquired prior to January 1, 2021. In the fourth quarter of 2021, the Company adopted ASU No. 2021-08, which allows an acquirer to account for the related revenue contracts as if it had originated the contracts in accordance with ASC 606 Revenue from Contracts with Customers. This was applied retrospectively to all business combinations in 2021. The remaining impact of the deferred revenues adjustment pertains only to the continued runoff from business combinations prior to 2021, and is not material to current period results. As a result, the current period revenue tables presented below do not present Adjusted revenues, net.

Revenue by Transaction Type
The following tables present the amounts of our subscription, re-occurring and transactional and other revenues for the periods indicated, as well as the drivers of the variances between periods, including as a percentage of such revenues.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
	Year Ended December 31,		Total Variance (Dollars)	Total Variance (Percentage)	Acquisitions	Disposals	FX Impact	Organic
(in millions, except percentages)	2022	2021
Subscription revenues	$1,619.8	$1,034.4	$585.4	56.6%	59.2%	(1.1)%	(4.9)%	3.4%
Re-occurring revenues	441.9	453.2	(11.3)	(2.5)%	—%	—%	(7.7)%	5.2%
Transactional and other revenues	599.1	393.3	205.8	52.3%	58.3%	(0.2)%	(3.1)%	(2.7)%
Deferred revenues adjustment(1)	(1.0)	(4.0)	3.0	75.0%	75.0%	—%	—%	—%
Revenues, net	$2,659.8	$1,876.9	$782.9	41.7%	45.0%	(0.7)%	(5.2)%	2.6%

(1) As further described above, reflects the impact of the deferred revenues purchase accounting adjustment associated with businesses that were acquired prior to January 1, 2021.
On a constant currency basis, subscription revenues increased by $635.6, or 61.4%. Acquisitive subscription growth was primarily generated from the ProQuest Transaction. Disposal subscription revenue reductions relate to the MarkMonitor Domain Management business divestiture. Organic subscription revenues increased primarily due to price increases and the benefit of net installations, reflecting a trend consistent with the increase in our ACV between periods.
On a constant currency basis, re-occurring revenues increased by $23.5, or 5.2%. Organic re-occurring revenues increased primarily due to increases in patent renewal volumes and improvements in yield per case.
On a constant currency basis, transactional and other revenues increased by $217.8, or 55.4%. Acquisitive transactional growth was primarily generated from the ProQuest Transaction. Organic transactional and other revenues declined primarily due to lower trademarks transactional volumes and patent filing revenue.

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
	Year Ended December 31,		Total Variance (Dollars)	Total Variance (Percentage)	Acquisitions	Disposals	FX Impact	Organic
(in millions, except percentages)	2021	2020
Subscription revenues	$1,034.4	$877.7	$156.7	17.9%	16.1%	(3.6)%	1.9%	3.5%
Re-occurring revenues	453.2	111.9	341.3	305.0%	298.3%	—%	(1.8)%	8.4%
Transactional and other revenues	393.3	287.6	105.7	36.8%	36.2%	(6.2)%	0.8%	5.9%
Deferred revenues adjustment(1)	(4.0)	(23.1)	19.1	82.9%	(19.0)%	—%	(0.2)%	102.1%
Revenues, net	$1,876.9	$1,254.1	$622.8	49.7%	45.8%	(3.9)%	1.3%	6.4%
Deferred revenues adjustment(1)	4.0	23.1	(19.1)	(82.9)%	19.0%	—%	0.2%	(102.1)%
Adjusted revenues, net	$1,880.9	$1,277.2	$603.7	47.3%	45.3%	(3.9)%	1.3%	4.5%

(1) As further described above, reflects the impact of the deferred revenues purchase accounting adjustment associated with businesses that were acquired prior to January 1, 2021.

On a constant currency basis, subscription revenues increased by $140.4, or 16.0%. Acquisitive subscription growth was primarily generated from the DRG Transaction, CPA Global Transaction and the ProQuest Transaction. Disposal subscription revenues reduction was derived from the Techstreet Transaction. Organic subscription revenues increased primarily due to price increases, new business and the benefit of net installations in prior year.
Re-occurring revenues of $453.2 in 2021, increased by $341.3, or 305.0% from $111.9 in due to nine months of acquisitive growth generated from the CPA Global Transaction, which was acquired on October 1, 2020. Organic re-occurring revenues increased primarily due to increases in patent renewal volumes and improvements in yield per case.
On a constant currency basis, transactional revenues increased by $103.4, or 35.9%. Acquisitive transactional growth was primarily generated from the DRG Transaction, the CPA Global Transaction and the ProQuest Transaction. Disposal transactional revenue reduction was derived from the Techstreet Transaction. Organic transactional revenues increased due

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)
to an increase in trademark search volumes, stronger back file and custom data sales and strength in our professional services business lines.
Revenue by Geography
The below tables present our revenues split by geographic region, separating the impacts of the deferred revenues adjustment:

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
	Year Ended December 31,		Total Variance (Dollars)	Total Variance (Percentage)	Acquisitions	Disposals	FX Impact	Organic
(in millions, except percentages)	2022	2021
Americas	$1,463.6	$928.7	$534.9	57.6%	57.3%	(1.1)%	(2.1)%	3.5%
Europe/Middle East/Africa	698.1	555.8	142.3	25.6%	35.6%	(0.3)%	(8.3)%	(1.3)%
Asia Pacific	499.1	396.4	102.7	25.9%	28.3%	(0.2)%	(7.9)%	5.7%
Deferred revenues adjustment(1)	(1.0)	(4.0)	3.0	75.0%	75.0%	—%	—%	—%
Revenues, net	$2,659.8	$1,876.9	$782.9	41.7%	45.0%	(0.7)%	(5.2)%	2.6%

(1) As further described above, reflects the impact of the deferred revenues purchase accounting adjustment associated with businesses that were acquired prior to January 1, 2021.

Acquisitive growth for all regions was primarily related to the ProQuest Transaction. On a constant currency basis, Americas revenues increased by $554.0, or 59.7%, with organic growth due to improved subscription and re-occurring revenues. On a constant currency basis, Europe/Middle East/Africa revenues increased by $188.7, or 34.0%, primarily due to acquisitive growth. On a constant currency basis, Asia Pacific revenues increased by $134.2, or 33.9%, primarily due to acquisitive growth and organic growth led by Academia & Government and Life Sciences and Healthcare subscription revenue.

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
	Year Ended December 31,		Total Variance (Dollars)	Total Variance (Percentage)	Acquisitions	Disposals	FX Impact	Organic
(in millions, except percentages)	2021	2020
Americas	$928.7	$631.2	$297.5	47.1%	45.8%	(5.8)%	0.1%	7.0%
Europe/Middle East/Africa	555.8	365.6	190.2	52.0%	50.5%	(1.9)%	3.0%	0.4%
Asia Pacific	396.4	280.4	116.0	41.4%	37.5%	(2.0)%	1.8%	4.0%
Deferred revenues adjustment(1)	(4.0)	(23.1)	19.1	82.9%	(19.0)%	—%	(0.2)%	102.1%
Revenues, net	$1,876.9	$1,254.1	$622.8	49.7%	45.8%	(3.9)%	1.3%	6.4%
Deferred revenues adjustment(1)	4.0	23.1	(19.1)	82.9%	19.0%	—%	0.2%	(102.1)%
Adjusted revenues, net	$1,880.9	$1,277.2	$603.7	47.3%	45.3%	(3.9)%	1.3%	4.5%

(1) As further described above, reflects the impact of the deferred revenues purchase accounting adjustment associated with businesses that were acquired prior to January 1, 2021.
Acquisitive growth for all regions was primarily related to the DRG Transaction, the CPA Global Transaction and the ProQuest Transaction. Disposal revenue reduction for all regions was derived from the Techstreet Transaction. On a constant currency basis, Americas revenues increased by $296.8, or 47.0%, with organic growth due to improved subscription and transactional revenues. Transactional revenue increased primarily due to improved trademark search volumes, stronger back file sales, and custom data sales and strength in our professional services business lines. On a constant currency basis, Europe/Middle East/Africa revenues increased by $179.4, or 49.1%, primarily due to acquisitive growth and improved subscription revenues. Subscription revenue growth reflects the benefit of price increases, new products coming into market and net installations in prior year. On a constant currency basis, Asia Pacific revenues increased by $111.0, or 39.6%, primarily due to acquisitive growth and improved subscription and transactional revenues.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)
Revenue by Segment
The following tables, and the discussions that follow, present our revenues by segment for the periods indicated.

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
	Year Ended December 31,		Total Variance (Dollars)	Total Variance (Percentage)	Acquisitions	Disposals	FX Impact	Organic
(in millions, except percentages)	2022	2021
Academia and Government	$1,280.1	$489.4	$790.7	161.6%	164.7%	—%	(4.9)%	1.8%
Life Sciences and Healthcare	452.6	413.3	39.3	9.5%	8.6%	—%	(3.2)%	4.1%
Intellectual Property	928.1	978.2	(50.1)	(5.1)%	—%	(1.3)%	(6.1)%	2.3%
Deferred revenues adjustment(1)	(1.0)	(4.0)	3.0	75.0%	75.0%	—%	—%	—%
Revenues, net	$2,659.8	$1,876.9	$782.9	41.7%	45.0%	(0.7)%	(5.2)%	2.6%

(1) As further described above, reflects the impact of the deferred revenues purchase accounting adjustment associated with businesses that were acquired prior to January 1, 2021.

Academia and Government Segment: On a constant currency basis, revenues increased by $814.9, or 166.5%, primarily due to acquisitive growth and organic subscription revenues growth. Acquisitive growth was primarily generated from the ProQuest Transaction. Organic revenues, on a constant currency basis, increased primarily due to subscription revenues due to price increases and the benefit of net installations.
Life Sciences and Healthcare Segment: On a constant currency basis, revenues increased by $52.6, or 12.7%. Organic revenues, on a constant currency basis, increased primarily due to subscription revenues growth due to price increases and the benefit of net installations and transaction and other revenue growth on increases in custom data sales.
Intellectual Property Segment: On a constant currency basis, revenues increased by $9.4, or 1.0%. Organic revenues, on a constant currency basis, increased primarily due to growth in re-occurring revenues from patent renewal volumes and improvements in yield per case and subscription revenues due to price increases and the benefit of net installations. Disposal revenue reductions relate to the MarkMonitor Domain Management business divestiture.

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
	Year Ended December 31,		Total Variance (Dollars)	Total Variance (Percentage)	Acquisitions	Disposals	FX Impact	Organic
(in millions, except percentages)	2021	2020
Academia and Government	$489.4	$384.7	$104.7	27.2%	20.1%	—%	2.9%	4.2%
Life Sciences and Healthcare	413.3	358.9	54.4	15.2%	7.6%	—%	1.1%	6.5%
Intellectual Property	978.2	533.6	444.6	83.3%	89.0%	(9.2)%	0.4%	3.3%
Deferred revenues adjustment(1)	(4.0)	(23.1)	19.1	82.9%	(19.0)%	—%	(0.2)%	102.1%
Revenues, net	$1,876.9	$1,254.1	$622.8	49.7%	45.8%	(3.9)%	1.3%	6.4%
Deferred revenues adjustment(1)	4.0	23.1	(19.1)	82.9%	19.0%	—%	0.2%	(102.1)%
Adjusted revenues, net	$1,880.9	$1,277.2	$603.7	47.3%	45.3%	(3.9)%	1.3%	4.5%

(1) As further described above, reflects the impact of the deferred revenues purchase accounting adjustment associated with businesses that were acquired prior to January 1, 2021.

Academia and Government Segment: On a constant currency basis, revenues increased by $93.9, or 24.4%, primarily due to acquisitive growth and organic subscription and transactional revenue growth. Acquisitive growth was generated from the ProQuest Transaction. Organic revenues increased due to growth resulting from new business and price increases in subscriptions and stronger back file sales.
Life Sciences and Healthcare Segment: On a constant currency basis, revenues increased by $50.4, or 14.0%, primarily due to acquisitive growth and organic subscription and transactional revenue growth. Acquisitive growth was generated

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)
primarily from the DRG Transaction, including two months of acquisitions revenue in 2021 compared to ten months in 2020. Organic revenues increased due to growth resulting from custom data sales, new business and price increases in subscriptions and strength in our professional services business lines.
Intellectual Property Segment: On a constant currency basis, revenues increased by $442.6, or 82.9%. Acquisitive growth was generated primarily from the CPA Global Transaction, including nine months of acquisitions revenue in 2021 compared to three months in 2020 and the IncoPat Transaction. Disposal revenue reduction was derived from the Techstreet Transaction. Organic revenues, on a constant currency basis, increased primarily due to growth in re-occurring revenues from patent renewal volumes and yield and transactional revenues on improved trademark search transactional volumes and strength in our professional services business lines.

Operating Expenses
The following table presents certain of our operating expense line item amounts and their associated percentage of revenue:

	Year Ended December 31,			Change 2022 vs. 2021		Change 2021 vs. 2020
(in millions, except percentages)	2022	2021	2020	$	%	$	%
Operating Expenses:
Cost of revenues	$954.0	$626.1	$438.8	$327.9	52.4%	$187.3	42.7%
Selling, general and administrative costs	729.9	643.0	544.7	86.9	13.5%	$98.3	18.0%
Total cost of revenues and selling, general and administrative costs	$1,683.9	$1,269.1	$983.5	$414.8	32.7%	$285.6	29.0%

Depreciation and amortization expense	$710.5	$537.8	$303.2	$172.7	32.1%	$234.6	77.4%

As a percentage of revenue:
Total cost of revenues and selling, general and administrative costs	63.3%	67.6%	78.4%
Depreciation and amortization expense	26.7%	28.7%	24.2%
Cost of Revenues
On a constant currency basis, cost of revenues increased by $356.3, or 56.9%, for the year ended December 31, 2022. The increase was primarily driven by eleven additional months of ProQuest costs, which was acquired on December 1, 2021. The increase related to ProQuest was partially offset by a reduction in product and people related costs primarily driven by the cost-saving and margin improvement programs designed to generate substantial incremental cash flow. See Note 22 - Restructuring and Impairment for further information. Cost of revenues as a percentage of revenues, net increased by 2.5% to 35.9% for the year ended December 31, 2022, compared to 33.4% for the year ended December 31, 2021.

On a constant currency basis, cost of revenues increased by $182.9, or 41.7%, for the year ended December 31, 2021. The increase for the year ended December 31, 2021 was primarily due to an increase from acquisitions primarily driven by nine additional months of CPA Global expenses, which was acquired in October 2020, two additional months of DRG expenses, which was acquired in February 2020, and one month of ProQuest expenses, which was acquired in December 2021. The increase was also attributed to increased share-based compensation expenses, inclusive of expenses related to phantom equity awards under the CPA Global Equity Plan, as well as increased product expenses, which are attributed to the increase in revenues. The increase in cost of revenues was partially offset by a reduction in cost of revenues for the Techstreet divestiture in Q4 2020 and reduced people costs primarily driven by the Company's cost-saving and margin improvement programs. Cost of revenues as a percentage of revenues, net decreased by 1.6% to 33.4% for the year ended December 31, 2021 compared to 35.0% for the year ended December 31, 2020.
Selling, General and Administrative
On a constant currency basis, selling, general and administrative expense increased by $110.1, or 17.1%, for the year ended December 31, 2022. The increase was primarily driven by eleven additional months of ProQuest expenses. The increase relating to ProQuest was partially offset by reductions in outside services, share-based compensation, legal, rent and other miscellaneous business operating expenses. Selling, general and administrative costs as a percentage of revenues, net decreased by 6.9% to 27.4% for the year ended December 31, 2022, compared to 34.3% for the year ended December 31,

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)
2021, primarily driven by the reductions highlighted above, as well as cost-saving and margin improvement restructuring programs further discussed below.
On a constant currency basis, selling, general and administrative expense increased by $93.4, or 17.1%, for the year ended December 31, 2021. The increase was primarily driven by nine additional months of CPA Global expenses, which was acquired in October 2020, two additional months of DRG expenses, which was acquired in February 2020, and one month of ProQuest expenses, which was acquired in December 2021. The increase was also attributed to an increase in share-based compensation expenses, inclusive of expenses related to phantom equity awards under the CPA Global Equity Plan. These increases were partially offset by the Techstreet divestiture in Q4 2020, a gain associated with the mark to market adjustment on contingent shares and reduced transaction costs, which were driven by expenses related to the DRG Transaction and CPA Global Transaction in 2020 that did not re-occur in 2021. Selling, general and administrative costs as a percentage of revenues, net decreased by 9.1% to 34.3% for the year ended December 31, 2021 compared to 43.4% for the year ended December 31, 2020, primarily driven by the reductions highlighted above, as well as cost-saving and margin improvement restructuring programs further discussed below.
Depreciation and amortization
The increase for the year ended December 31, 2022, was driven by the additional depreciation and amortization on assets acquired from the ProQuest Transaction. This increase was partially offset by run-off of previously purchased capital assets and exchange rate fluctuations. For the year ended December 31, 2022, depreciation and amortization expense as a percentage of revenues, net, decreased by 2.0% to 26.7% compared to 28.7% for the year ended December 31, 2021.
The increase for the year ended December 31, 2021 was driven by additional depreciation and amortization on assets acquired through the DRG Transaction, CPA Global Transaction, ProQuest Transaction, IncoPat Transaction, Bioinfogate Transaction and Hanlim Transaction. This increase was offset by run-off of previously purchased capital assets and a decrease in amortization related to the Techstreet divestiture in Q4 2020. For the year ended December 31, 2021, depreciation and amortization expense as a percentage of revenues, net, increased by 4.5% to 28.7% compared to 24.2% for the year ended December 31, 2020.
Restructuring and Impairment

	Year Ended December 31,			Change 2022 vs. 2021		Change 2021 vs. 2020
	2022	2021	2020	$	%	$	%
Restructuring and impairment	$66.7	$129.5	$56.1	$(62.8)	(48.5)%	$73.4	130.8%

The decrease for the year ended December 31, 2022, was primarily driven by the wind-down of expenses associated with the CPA Global Acquisition Integration and Optimization Program, DRG Acquisition Integration Program, and Operation Simplification and Optimization Program. We are not expecting to incur any significant further costs under these restructuring plans as of December 31, 2022. The decrease was partially offset by the One Clarivate and ProQuest Acquisition Integration Programs. See Note 22 - Restructuring and Impairment for further information.
The following table summarizes the total costs incurred to date and expected costs to be incurred in a future period for each program.

	Total Costs Incurred to Date	Costs Expected to be Incurred in Future Periods
One Clarivate Program	$36.7	$—
ProQuest Acquisition Integration Program	51.4	25.0
Other Restructuring Programs:
CPA Global Acquisition Integration and Optimization Program	128.1	—
DRG Acquisition Integration Program	7.3	—
Operation Simplification and Optimization Program	44.5	—
Total Other Restructuring Programs	$179.9	$—

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)
Restructuring and impairment charges of $129.5 in 2021, increased by $73.4, or 130.8%, from $56.1 in 2020. The increase for the year ended December 31, 2021 was primarily driven by the CPA Global Acquisition Integration and Optimization Program implemented in Q4 2020, as well as the One Clarivate restructuring plan, which streamlines operations within targeted areas of the Company implemented in Q2 2021. The increase was partially offset by the wind-down of costs associated with the Operation Simplification and Optimization Program and the DRG Acquisition Integration Program.
Goodwill impairment
The Company performed an interim quantitative goodwill impairment assessment during the nine months ended September 30, 2022, which resulted in goodwill impairment of $4,449. Indicators of possible impairment were identified due to worsening market considerations and macroeconomic conditions such as increasing inflationary pressures and rising interest rates, as well as sustained declines in the Company's share price during the three months ended September 30, 2022. No further impairments were taken during the three months ended December 31, 2022, resulting in goodwill impairment for the year ended December 31, 2022, of $4,449.
Other Operating (Income) Expense, Net

	Year Ended December 31,			Change 2022 vs. 2021		Change 2021 vs. 2020
	2022	2021	2020	$	%	$	%
Other operating (income) expense, net	$(324.8)	$27.5	$(52.4)	$(352.3)	(1,281.1)%	$79.9	152.5%
The fluctuations for the year ended December 31, 2022, as compared to the year ended December 31, 2021, were primarily driven by the $278.5 gain on sale of the MarkMonitor Domain Management business and the consolidated impact of the remeasurement of the assets and liabilities of our Company that are denominated in currencies other than each relevant entity’s functional currency, with the largest impacts derived from transactions denominated in GBP. Refer to Note 18 - Other Operating (Income) Expense, Net in Item 8. Financial Statements and Supplementary Data, for additional information.
The fluctuations for the year ended December 31, 2021, as compared to year ended December 31, 2020, were primarily driven by the consolidated impact of the remeasurement of the assets and liabilities of our Company that are denominated in currencies other than each relevant entity’s functional currency.
Mark to Market (Gain) Loss on Financial Instruments

	Year Ended December 31,			Change 2022 vs. 2021		Change 2021 vs. 2020
	2022	2021	2020	$	%	$	%
Mark to market (gain) loss on financial instruments	$(206.8)	$(81.3)	$205.1	$(125.5)	(154.4)%	$(286.4)	(139.6)%

The Company accounts for its outstanding private placement warrants as liabilities at fair value on the balance sheet, which are subject to remeasurement at each balance sheet date and any change in fair value is recognized as of the end of each period for which earnings are reported. The change in fair value, resulting in a gain in 2022 and 2021, and a loss in 2020, was driven primarily by changes in the risk-free rate as well as changes in the Company’s share price, thus impacting inputs to the Black-Scholes option valuation models as of each reporting period then ended.
Interest Expense and amortization of debt discount, Net

	Year Ended December 31,			Change 2022 vs. 2021		Change 2021 vs. 2020
	2022	2021	2020	$	%	$	%
Interest expense and amortization of debt discount, net	$270.3	$252.5	$111.9	$17.8	7.0%	$140.6	125.6%

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)
The increase for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily attributed to the increase in interest rate in 2022 on Term Loan Facility, private placement offerings and subsequent exchange offers of our New Senior Secured Notes due 2028 and Senior Notes due 2029, which took place in the second and third quarter of 2021, respectively.
The increase for the year ended December 31, 2021, as compared to year ended December 31, 2020, was primarily attributed to the private placement offerings and subsequent exchange offers of our New Senior Secured Notes due 2028 and Senior Notes due 2029, the $1,600.0 incremental term loan borrowing in connection with the CPA Global Transaction in October 2020 and the additional $360.0 incremental term loan borrowing in connection with the DRG Transaction in February 2020. The increase was also attributable to the $50.0 bridge commitment and structuring fees that were paid in connection with the closing of the ProQuest Transaction on December 1, 2021.
Provision (benefit) for Income Taxes
Benefit for income taxes of $28.9 on pre-tax book loss of $3,989.1 for the year ended December 31, 2022, decreased by $41.2 from a provision of $12.3 on a pre-tax book loss of $258.2 for the year ended December 31, 2021. The effective tax rate was 0.7% for the year ended December 31, 2022, as compared to (4.8)% for the year ended December 31, 2021. The overall decrease in tax expense is driven by one-time tax benefits from the release of a valuation allowance upon the execution of an internal legal entity restructuring effective December 31, 2022, and from the release of an uncertain tax position that was favorably resolved. These benefits were partially offset by tax expense accruals on a significant mark-to-market gain on the Private Warrants and on an increase in taxable income in tax-paying jurisdictions, resulting in a net overall tax benefit compared to prior year results. The current year effective tax rate may not be indicative of our effective tax rates for future periods.
Provision for income taxes of $12.3 on a pre-tax book loss of $258.2 in 2021, increased by $15.0 from a benefit of $2.7 on a pre-tax book expense of $353.3 in 2020. The effective tax rate being (4.8)% in 2021, compared to 0.8% in 2020. The overall increase in tax expense was due to recording valuation allowances against losses in certain jurisdictions where we determined the losses are not realizable.
Dividends on Preferred Shares

	Year Ended December 31,			Change 2022 vs. 2021		Change 2021 vs. 2020
	2022	2021	2020	$	%	$	%
Dividends on preferred shares	$75.4	$41.5	$—	$33.9	81.7%	$41.5	100.0%

The fluctuation for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was due to the dividends on our mandatory convertible preferred shares that are calculated at an annual rate of 5.25%. The dividends on our preferred shares were first declared in the third quarter of 2021, and as a result, accumulated more expense in 2022 compared to 2021.
The fluctuation for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was due to the quarterly dividend of approximately $1.12 per share on its 5.25% Series A Mandatory Convertible Preferred Shares, payable in ordinary shares on September 1, 2021, to shareholders of record at the close of business on August 15, 2021. As permitted by the Statement of Rights governing its 5.25% Series A Mandatory Convertible Preferred Shares, such dividend was paid by delivery of ordinary shares (other than $1 paid in cash in lieu of any fractional ordinary share). The number of ordinary shares deliverable in respect of such dividend was 0.7 million, which was determined based on the average volume-weighted average price per ordinary shares over the five consecutive trading day period ending on, and including, the trading day prior to September 1, 2021, which had a value of $16.1. In October 2021, the Company's Board of Directors declared a quarterly dividend of approximately $1.3125 per share on its 5.25% Series A Mandatory Convertible Preferred Shares, payable in cash on December 1, 2021, to shareholders of record at the close of business on November 15, 2021. In February 2022, the Company's Board of Directors declared a quarterly dividend of $1.3125 per share on its 5.25% Series A Mandatory Convertible Preferred Shares, payable in cash on March 1, 2022, to shareholders of record at the close of business on February 15, 2022. As of December 31, 2021, we recognized an additional $6.5 of accrued preferred share dividends. While the dividends on the MCPS are cumulative, they will not be paid until declared by the Company’s Board

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)
of Directors. If no dividends are declared and paid, they will continue to accumulate as the agreement contains a backstop to it being paid even if never declared by the board.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)
Certain Non-GAAP Measures
We include non-GAAP measures in this annual report, including Adjusted EBITDA, Adjusted EBITDA margin, Free Cash Flow and Adjusted Free Cash Flow, because they are a basis upon which our management assesses our performance, and we believe they reflect the underlying trends and indicators of our business by allowing management to focus on the most meaningful indicators of our continuous operational performance.
Although we believe these measures are useful for investors for the same reasons, these measures are not a substitute for GAAP financial measures or disclosures. We provide reconciliations of these non-GAAP measures to the corresponding most closely related GAAP measure.
Adjusted EBITDA and Adjusted EBITDA margin
Adjusted EBITDA is presented because it is a basis upon which our management assesses our performance, and we believe it is useful for investors to understand the underlying trends of our operations. See Certain Non-GAAP Measures - Adjusted EBITDA and Adjusted EBITDA margin for important information on the limitations of Adjusted EBITDA and its reconciliation to our net loss under GAAP. Adjusted EBITDA represents net (loss) income before the provision for income taxes, depreciation and amortization, and interest expense adjusted to exclude acquisition and/or disposal-related transaction costs, losses on extinguishment of debt, share-based compensation, unrealized foreign currency gains/(losses), transformational and restructuring expenses, acquisition-related adjustments to deferred revenues prior to the adoption of FASB ASU No. 2021-08 in 2021, non-operating income and/or expense, the impact of certain non-cash mark-to-market adjustments on financial instruments, legal settlements, goodwill impairment and other items that are included in net (loss) income for the period that the Company does not consider indicative of its ongoing operating performance and certain unusual items impacting results in a particular period. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by Revenues, net plus the impact of the deferred revenue purchase accounting adjustments relating to acquisitions prior to 2021.
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
The following table presents our calculation of Adjusted EBITDA for the years ended December 31, 2022, 2021 and 2020, and reconciles these measures to our net loss for the same periods:

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)

	Year Ended December 31,
(in millions, except percentages)	2022	2021	2020
Net income (loss) attributable to ordinary shares	$(4,035.6)	$(312.0)	$(350.6)
Dividends on preferred shares	75.4	41.5	—
Net income (loss)	(3,960.2)	(270.5)	(350.6)
Provision for income taxes	(28.9)	12.3	(2.7)
Depreciation and amortization	710.5	537.8	303.2
Interest expense and amortization of debt discount, net	270.3	252.5	111.9
Deferred revenues adjustment(1)	1.0	4.0	23.1
Transaction related costs(2)	14.2	46.2	99.3
Share-based compensation expense	102.2	139.6	70.5
Gain on sale from divestitures(3)	(278.5)	—	(28.1)
Restructuring and impairment(4)	66.7	129.5	56.1
Goodwill impairment	4,449.1	—	—
Mark to market (gain) loss on financial instruments(5)	(206.8)	(81.3)	205.1
Other(6)	(26.9)	30.3	(1.2)
Adjusted EBITDA	$1,112.7	$800.4	$486.6
Adjusted EBITDA margin	41.8%	42.6%	38.1%

(1) Reflects the deferred revenues adjustment made as a result of purchase accounting prior to the adoption of ASU No. 2021-08, "Accounting for Contract Assets and Contract Liabilities from Contracts with Customers". This guidance was applied retrospectively to all business combinations for which the acquisition date occurs during or subsequent to 2021.

(2) Includes costs incurred to complete business combination transactions, including acquisitions, dispositions and capital market activities and include advisory, legal, and other professional and consulting costs. 2021 also includes the mark-to-market adjustment (gains) on the contingent stock consideration associated with the CPA Global and DRG acquisitions.

(3) 2022 represents the net gain from the sale of the MarkMonitor Domain Management business. 2020 represents the net gain from sale of certain assets and liabilities of the Techstreet business. See Note 18 - Other Operating (Income) Expense, Net for further information.

(4) Primarily reflects costs related to restructuring and impairment associated with the One Clarivate, ProQuest and CPA Global restructuring programs. Refer to Note 22 - Restructuring and Impairment for further information.

(5) Reflects mark-to-market adjustments on the Private Placement Warrants under ASC 815, Derivatives and Hedging. Refer to Note 10 - Fair Value Measurements for further information.
(6) Primarily reflects the net impact of foreign exchange gains and losses related to the re-measurement of balances and other items that do not reflect our ongoing operating performance.
Free Cash Flow and Adjusted Free Cash Flow
We use free cash flow and adjusted free cash flow in our operational and financial decision-making and believe free cash flow and adjusted free cash flow are useful to investors because similar measures are frequently used by securities analysts, investors, ratings agencies and other interested parties to measure the ability of companies to service their debt. Our presentation of free cash flow and adjusted free cash flow should not be construed as a measure of liquidity or discretionary cash available to us to fund our cash needs, including investing in the growth of our business and meeting our obligations.
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
We require and will continue to need significant cash resources to, among other things, meet our debt service requirements, fund our working capital requirements, make capital expenditures (including product development), and expand our business through acquisitions. Based on our forecasts, we believe that cash flow from operations, available cash on hand and available borrowing capacity under our revolving credit facility will be adequate to service debt, meet liquidity needs and fund necessary capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including the number of future acquisitions and the timing and extent of spending to support product development efforts. We could be required, or could elect, to seek additional funding through public or private equity or debt financings; however, additional funds may not be available on terms acceptable to us.
The below table summarizes our total liquidity for the periods presented:

Total Liquidity	December 31,	December 31,
(in millions)	2022	2021
Cash and cash equivalents	$348.8	$430.9
Additional availability under revolving credit facility(1)	740.5	168.9
	$1,089.3	$599.8
(1) Net of letters of credit utilization of $9.5 and $6.1, respectively.
During the fourth quarter of 2022, the Company made a $300.0 prepayment on our Term Loan Facility and paid the $175.0 outstanding balance on its Revolving Credit Facility, which we had borrowed in November 2021 and used the net proceeds for general corporate purposes. As a result, the Company had no outstanding balance on its Revolving Credit Facility as of December 31, 2022. Refer to Note 12 - Debt in Item 8. Financial Statements and Supplementary Data, for additional information related to outstanding borrowings.
On March 31, 2022, the Company’s direct and indirect subsidiaries that are borrowers or guarantors under the Credit Agreement dated as of October 31, 2019, (the "Credit Agreement") entered into an amendment thereto, pursuant to which the total revolving credit commitments thereunder were increased by $400.0 from $350.0 to $750.0 in the aggregate, and the maturity date for revolving credit commitments was extended to March 31, 2027, subject to a “springing” maturity date. Refer to Note 12 - Debt in Item 8. Financial Statements and Supplementary Data, for additional information related to the "springing" maturity date.
In August 2021, the Company's Board of Directors authorized a share repurchase program allowing the Company to purchase up to $250.0 of its outstanding ordinary shares, subject to market conditions. In February 2022, the Company's Board of Directors approved the purchase of up to $1,000.0 of the Company's ordinary shares through open-market purchases, to be executed through December 31, 2023. The February 2022 repurchase program replaces the repurchase program previously announced in August 2021. During the year ended December 31, 2022, the Company repurchased 10.7 million ordinary shares with a total carrying value of $175.0 which were subsequently retired and restored as authorized but unissued ordinary shares. Upon formal retirement and in accordance with ASC Topic 505, Equity, the Company reduced its ordinary shares account by the carrying amount of the treasury shares. Additionally, given the differences of the original repurchase share value and the value at the time of formal retirements, an associated loss was recognized within the

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)
Consolidated Statement of Changes in Equity in the amount of $7.7. As of December 31, 2022, the Company had approximately $825.0 of availability remaining under this program. See Note 14 - Shareholders’ Equity for additional information related to the Share Repurchase Program.
Cash Flows
The following table discloses our consolidated cash flows provided by (used in) operating, investing and financing activities for the periods presented:

	Year Ended December 31,
	2022	2021	2020
Net cash provided by operating activities	$509.3	$323.8	$263.5
Net cash provided by (used in) investing activities	57.3	(4,044.5)	(2,988.8)
Net cash (used in) provided by financing activities	(759.2)	4,032.2	2,926.6
Effect of exchange rates	(38.2)	3.7	(5.0)
Net (decrease) increase in cash and cash equivalents, and restricted cash	$(230.8)	$315.2	$196.3

Net (decrease) increase in cash and cash equivalents	$(82.1)	$173.1	$181.6
Net (decrease) increase in restricted cash	(148.7)	142.1	14.7
Net (decrease) increase in cash and cash equivalents, and restricted cash	$(230.8)	$315.2	$196.3

Cash and cash equivalents, beginning of period	$430.9	$257.7	$76.1
Restricted cash, beginning of period	156.7	14.7	0.0
Cash and cash equivalents, and restricted cash beginning of the year	$587.6	$272.4	$76.1

Cash and cash equivalents, end of period	$348.8	$430.9	$257.7
Restricted cash, end of period	8.0	156.7	14.7
Cash and cash equivalents, and restricted cash end of the period	$356.8	$587.6	$272.4

Cash Flows Provided by Operating Activities
Net cash provided by operating activities consists of net income (loss) adjusted for non-cash items, such as depreciation and amortization of property and equipment and intangible assets, deferred income taxes, share-based compensation, restructuring and impairment, including goodwill, mark to market adjustments on financial instruments, mark to market adjustment on contingent shares, deferred finance charges and for changes in operating assets and liabilities.
The increase of $185.5 in net cash provided by operating activities for the year ended December 31, 2022, was primarily due to higher earnings excluding the non-cash goodwill impairment charge, as well as timing of working capital.
The increase of $60.3 in net cash provided by operating activities for the year ended December 31, 2021, was primarily due to higher results from operations in 2021, which was attributed to increased revenues and a reduction in costs as a percentage of revenues driven by the cost-saving and margin improvement programs designed to generate substantial incremental cash flow including the Operation Simplification and Optimization Program, the DRG Acquisition Integration Program, CPA Global Acquisition Integration and Optimization Program.
Cash Flows Provided by Investing Activities
Cash provided by investing activities are primarily proceeds from divestitures, while cash used in investing activities are primarily for acquisitions and capital expenditures.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)
The $4,101.8 increase in cash provided by investing activities for the year ended December 31, 2022, was primarily due to the significant level of cash paid for acquisitions in 2021 further described below. The increase was also attributed to cash proceeds of $285.0 for the sale of the MarkMonitor Domain Management business on October 31, 2022.
The $1,055.7 increase in cash used in investing activities for the year ended December 31, 2021, was primarily due to cash paid for acquisitions, net of cash acquired for ProQuest in December 2021, Patient Connect in December 2021, Bioinfogate in August 2021 and the consideration related to the IncoPat transaction held in escrow that was paid in the fourth quarter of 2021, partially offset by the acquisitions of DRG in February 2020, CPA Global in October 2020, IncoPat in October 2020 and Hanlim in November 2020, as well as the acquisition of intangible assets due to key business intangible assets acquired from CustomersFirst Now in June 2020. The increase in cash used in investing activities was also attributed to an increase in capital expenditures primarily associated with product development from acquired businesses, as well as cash flows provided by the divestiture related to the sale of Techstreet in 2020 and MarkMonitor AntiFraud, Antipiracy, and Brand Protection Products in January 2020.
Our capital expenditures in 2022 consisted primarily of capitalized labor, consulting and other costs associated with product and content development. 2021 and 2020 consisted primarily of capitalized labor, consulting and other costs associated with product development.
Cash Flows Used in Financing Activities
During the year ended December 31, 2022, net cash used in financing activities was primarily driven by the principal payments on term loan, repayments of revolving credit facility and use of $175.0 for repurchases of the Company's ordinary shares. These activities for the year ended December 31, 2021 primarily related to the cash raised to finance the purchase price of the ProQuest acquisition in December 2021, which included: (i) the private placement offering of $1,000.0 in aggregate principal amount of Senior Secured Notes due 2028 and $1,000.0 in aggregate principal of Senior Notes due 2029, (ii) net proceeds of $1,392.6 from the issuance of our 5.25% Series A MCPS, and (iii) net proceeds of $728.0 from the ordinary shares that were issued and sold by the Company in June 2021.
During the year ended December 31, 2021, the increase in net cash provided by financing activities was primarily due to the: (i) increase in proceeds of $1,392.6 from the issuance of our 5.25% Series A MCPS in June 2021; (ii) increase in borrowings under the revolving credit facility; (iii) decrease in repayment of borrowings under the revolving credit facility; (iv) increase in restricted cash proceeds from the sale of treasury shares from the Employee Benefit Trust established for the CPA Equity Plan (v) increase in proceeds from the issuance of debt due to the private placement offering and subsequent exchange offers of $1,000.0 in aggregate principal amount of Old Senior Secured Notes due 2028 and $1,000.0 in aggregate principal amount of Old Senior Notes due 2029 in June 2021 compared to the $1,960.0 of borrowings under our term loan facility in February 2020 and October 2020; (vi) increase in proceeds from the issuance of stock options; (vii) decrease in payments related to tax withholdings for share-based compensation; (viii) decrease in contingent purchase price payments related to the TradeMark Vision contingent earn out in the first quarter of 2020; and (ix) decrease in payment of debt issuance costs compared to the prior period. The increase in cash provided by financing activities was offset by the: (i) decrease in proceeds from the exercise of the Company's outstanding public warrants in the first quarter of 2020; (ii) repayment due to the redemption on the remaining outstanding $78.8 of Old Secured Notes and $78.6 of Old Unsecured Notes in August 2021; (iii) use of proceeds to repurchase 6.6 million of the Company's ordinary shares for a total of $159.4 in 2021; (iv) decrease in proceeds from the issuance of ordinary shares driven by the Company's public offerings of 27.6 million ordinary shares at $20.25 per share in February 2020 and 50.4 million of our ordinary shares at a share price of $22.50 per share, of which 14.0 million were ordinary shares offered by Clarivate and 36.4 million were ordinary shares offered by selling shareholders in June 2020 compared to the public offering of 44.2 million of our ordinary shares at a share price of $26.00, of which 28.8 million ordinary shares were issued and sold by Clarivate and 15.4 million were sold by selling shareholders in June 2021; (v) increase in principal payments on the term loan; and (vi) cash payment of dividends associated with our MCPS in 2021.
Free Cash Flow and Adjusted Free Cash Flow (non-GAAP measures)
The following table reconciles Free cash flow and Adjusted free cash flow, which are non-GAAP measures, to net cash provided by operating activities:

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)

	Year Ended December 31,
	2022	2021	2020
Net cash provided by operating activities	$509.3	$323.8	$263.5
Capital expenditures	(202.9)	(118.5)	(107.7)
Free cash flow	$306.4	$205.2	$155.8
Cash paid for CPA Global equity plan(1)	156.7	—	—
Cash paid for restructuring costs(2)	41.9	80.3	26.0
Cash paid for transaction related costs(3)	13.4	78.2	95.8
Cash paid for other costs(4)	3.4	1.6	16.4
Cash paid for debt issuance costs	—	57.8	7.7
Cash paid for interest held in escrow(5)	—	36.3	—
Adjusted free cash flow	$521.8	$459.4	$301.7

(1) Includes cash funded by a trust related to CPA Global equity plan payout upon vesting.
(2) Reflects cash payments for costs primarily related to restructuring and lease-exit activities associated with the One Clarivate, ProQuest and CPA Global Programs. The costs associated with the One Clarivate and CPA Global program were substantially complete as of December 31, 2022.

(3) Includes cash paid for costs incurred to complete business combination transactions, which comprises of acquisitions, dispositions and capital market activities, as well as advisory, legal, and other professional and consulting costs.

(4) Includes cash paid for other costs that do not reflect our ongoing operating performance. In 2020, this is related to costs incurred (1) from our separation from Thomson Reuters in 2016 due to the implementation of our standalone company infrastructure and related cost-savings initiatives, costs for which were largely wound down by December 31, 2020, (2) new transition services agreement, offset by the reverse transition services agreement from the sale of MarkMonitor assets, and (3) cash received for hedge accounting transactions.

(5) Reflects the portion of cash paid on interest expense incurred on the principal related to the 2021 debt offering, that was held in escrow until the completion of the pending acquisition of ProQuest on December 1, 2021. Clarivate used the net proceeds to finance a portion of the purchase price and therefore, considered as part of the transaction costs associated with the pending acquisition.

Adjusted free cash flow increased $62.4 for the year ended December 31, 2022, compared to the prior year period, due to increased cash provided by operating activities, offset by increased capital expenditures and other adjusting items.
The increase in adjusted free cash flow for the year ended December 31, 2021, compared to the prior year period, was primarily due to higher net cash provided by operating activities due to an increase in the source of cash for improved results from operations, partially offset by an increase in capital expenditures primarily driven by product development from acquired businesses.
Debt Profile
Senior Notes (2029) and Senior Secured Notes (2028)
In June 2021, we issued $1,000.0 in aggregate principal amount of senior secured notes due June 30, 2028 and $1,000.0 in aggregate principal amount of senior notes due June 30, 2029 bearing interest at a rate of 3.875% and 4.875% per annum, respectively (the "old" notes), payable semi-annually to holders of record on June 30 and December 30 of each year, commencing on December 30, 2021. Both series of old notes were issued by Clarivate Science Holdings Corporation (the "Issuer"), an indirect wholly-owned subsidiary of Clarivate.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)
In August 2021, we (i) exchanged all of the outstanding, validly tendered and not withdrawn 3.875% senior secured notes due 2028 for our 3.875% Senior Secured Notes due 2028, and (ii) exchanged all of the outstanding, validly tendered and not withdrawn 4.875% senior notes due 2029 for our 4.875% Senior Notes due 2029. The initial aggregate principal amount of our Senior Secured Notes due 2028 and Senior Notes due 2029 is equal to the aggregate principal amount of the old notes that were validly tendered and not validly withdrawn for exchange, and that were accepted by the Issuer. The offers to exchange are referred to herein as the “Exchange Offers.” Pursuant to the Exchange Offers, the aggregate principal amounts of the old notes set forth as follows were validly tendered and not validly withdrawn, and were accepted by the Issuer and subsequently cancelled: (i) $921.2 aggregate principal amount of old senior secured notes; and (ii) $921.4 aggregate principal amount of Old senior notes. Following such cancellation, (i) $78.8 aggregate principal amount of Old senior secured notes remained outstanding; and (ii) $78.6 aggregate principal amount of Old senior notes remained outstanding. The Issuer redeemed such remaining outstanding Old Notes at 100% of the principal amount thereof plus accrued and unpaid interest from June 24, 2021 to the redemption date in August 2021. In connection with the settlement of the Exchange Offers, the Issuer (i) issued $921.2 aggregate principal amount of its Senior Secured Notes due 2028; and (ii) issued $921.4 aggregate principal amount of its Senior Notes due 2029. The interest is payable semi-annually to holders of record on June 30 and December 30 of each year, commencing on December 30, 2021. The exchange was treated as a debt modification in accordance with Accounting Standards Codification 470, Debt ("ASC 470").
Concurrently with the settlement of the Exchange Offers, the Issuer deposited (or caused to be deposited) an amount in cash equal to the aggregate principal amount of its Senior Secured Notes and Senior Notes into segregated escrow accounts until the date that certain escrow release conditions (the “Escrow Release Conditions”) including the consummation of the ProQuest acquisition, were satisfied. On December 1, 2021, the Escrow Release Conditions were satisfied, and the escrow proceeds were released from the escrow accounts and used to fund a portion of the purchase price of the ProQuest acquisition and to pay related fees and expenses.
In connection with the closing of the ProQuest acquisition on December 1, 2021, both of these series of Notes were guaranteed on a joint and several basis by each of Clarivate’s indirect subsidiaries that is an obligor or guarantor under Clarivate’s existing credit facilities and Senior Secured Notes due 2026. The Senior Secured Notes due 2028 are secured on a first-lien pari passu basis with borrowings under the existing credit facilities and Senior Secured Notes due 2026, and the Senior Notes due 2029 are the Issuer’s and such guarantors’ unsecured obligations. As of the date of this annual report, we believe we were in compliance with the indentures' covenants.
Senior Secured Notes (2026)
On October 31, 2019, we closed a private offering of $700.0 in aggregate principal amount of Senior Secured Notes due 2026 bearing interest at 4.50% per annum. These Notes were issued by Camelot Finance S.A., an indirect wholly-owned subsidiary of Clarivate, and are secured on a first-lien pari passu basis with borrowings under the Credit Facilities, and are guaranteed on a joint and several basis by certain of Clarivate’s subsidiaries. We used the net proceeds from the offering, together with proceeds from the Credit Facilities discussed below to, among other things, redeem in full our Senior Secured Notes due 2026, refinance all amounts terminating under the tax receivable agreement and under the prior credit facilities, fund in full the $200.0 payment pursuant to the agreement, and pay fees and expenses related to the foregoing.
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
The Credit Facilities
The Company's Credit Facilities consist of a $750.0 Revolving Credit Facility with a $80.0 letter of credit sublimit, due in 2027, and a $2,860.0 Term Loan Facility due 2026.
Revolving Credit Facility

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)
On March 31, 2022, the Company’s direct and indirect subsidiaries that are borrowers or guarantors under the Credit Agreement dated as of October 31, 2019, (the "Credit Agreement") entered into an amendment thereto, pursuant to which the total revolving credit commitments thereunder were increased by $400.0 from $350.0 to $750.0 in the aggregate, and the maturity date for revolving credit commitments was extended to March 31, 2027, subject to a “springing” maturity date that is 90 days prior to the maturity date of (i) the term loans outstanding under the Credit Agreement as of the date of the amendment or (ii) the 4.50% Senior Secured Notes due 2026 and issued by Camelot Finance S.A. (but only to the extent such term loans or senior secured notes have not, prior thereto, been refinanced or extended to have a maturity date of no earlier than 90 days after March 31, 2027).
During the fourth quarter of 2022, the Company paid the $175.0 outstanding balance on its Revolving Credit Facility that we had borrowed in November 2021 for general corporate purposes. As a result, the Company had no outstanding balance on its Revolving Credit Facility as of December 31, 2022.
Term Loan Facility (2026)
The Company has a Term Loan Facility of $2,860.0 due 2026, which was fully drawn at closing. During the fourth quarter of 2022, the Company made a $300.0 prepayment on its Term Loan Facility. Prior to this prepayment, the principal amount of the Term Loan Facility was repaid by the Company on the last business day of each March, June, September and December, in an amount equal to 0.25% of the aggregate outstanding amount of the initial term loans which, as of December 31, 2022, was $2,497.4.
Borrowings under our Credit Facilities are subject to floating base interest rates, plus a margin. For our Term Loan Facility, the base rate is one-month LIBOR (subject to a floor of 0.00% for $1,094.0 and 1.00% for $1,403.4) at December 31, 2022, or Prime plus a margin of 2.25% per annum, as applicable depending on the borrowing. For our Revolving Credit Facility, the base interest rate is at Term SOFR, plus a 0.1% SOFR adjustment, plus 3.25% per annum (or 2.75% per annum, based on first lien leverage ratios) or Prime plus a margin of 2.25% per annum, as applicable depending on the borrowing. The interest rate margins under our credit facilities will decrease upon the achievement of certain first lien net leverage ratios (as the term is used in the Credit Agreement).
The Credit Facilities are secured by substantially all of our assets and the assets of all of our U.S. restricted subsidiaries and certain of our non-U.S. subsidiaries, including those that are or may be borrowers or guarantors under the Credit Facilities, subject to customary exceptions. The Credit Agreement governing the Credit Facilities contain customary events of default and restrictive covenants that limit us from, among other things, incurring certain additional indebtedness, issuing preferred stock, making certain restricted payments and investments, certain transfers or sales of assets, entering into certain affiliate transactions or incurring certain liens. These credit facilities limitations are subject to customary baskets, including certain limitations on debt incurrence and issuance of preferred stock, subject to compliance with a consolidated coverage ratio of Consolidated EBITDA (as defined in the credit facilities), to interest and other fixed charges on certain debt (as defined in the Credit Facilities) of 2.00 to 1.00. In addition, the Credit Facilities require us to comply with a springing financial covenant pursuant to which, as of the first quarter of 2020, we must not exceed a total first lien net leverage ratio (as defined under the Credit Facilities) of 7.25 to 1.00, to be tested on the last day of any quarter only when more than 35% of the Revolving Credit Facility (excluding (i) non-cash collateralized, issued and undrawn letters of credit in an amount up to $20.0 and (ii) any cash collateralized letters of credit) is utilized at such date. As of December 31, 2022, our consolidated coverage ratio was 4.6 to 1.00 and our consolidated leverage ratio was 4.1 to 1.00. As of the date of this Report, we are in compliance with the covenants in the credit facilities.
The Credit Facilities provide that, upon the occurrence of certain events of default, our obligations thereunder may be accelerated, and the lending commitments terminated. Such events of default include payment defaults to the lenders, material inaccuracies of representations and warranties, covenant defaults, cross-defaults to other material indebtedness (including the Senior Secured Notes due 2026 and 2028 and Senior Notes 2029), voluntary and involuntary bankruptcy proceedings, material money judgments, loss of perfection over a material portion of collateral, material ERISA/pension plan events, certain change of control events and other customary events of default, in each case subject to threshold, notice and grace period provisions.
Commitments and Contingencies
Our contingent liabilities consist primarily of letters of credit and performance bonds and other similar obligations in the ordinary course of business.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)
Dividends on our mandatory convertible preferred shares are payable, as and if declared by our Board of Directors, at an annual rate of 5.25% of the liquidation preference of $100.00 per share. We may pay declared dividends in cash or, subject to certain limitations, in our ordinary shares, or in any combination of cash and ordinary shares, on March 1, June 1, September 1 and December 1 of each year, commencing on September 1, 2021, and ending on, and including, June 1, 2024. See Note 20 - Commitments and Contingencies in Item 8. Financial Statements and Supplementary Data, for additional information.
The Company is engaged in various legal proceedings and claims that have arisen in the ordinary course of business. We have taken what we believe to be adequate reserves related to the litigation and threatened claims. We maintain appropriate insurance policies in place, which are likely to provide some coverage for these liabilities or other losses that may arise from these litigation matters. See Note 20 - Commitments and Contingencies in Item 8. Financial Statements and Supplementary Data, for additional information.
We estimate capital expenditures in 2023 associated with product and content development to be approximately $240. As of December 31, 2022, we had purchase obligations of approximately $637 primarily for cloud computing services and software licenses, pursuant to agreements to purchase goods and services that are enforceable, legally binding, and specify significant terms, including fixed or minimum quantities to be purchased, fixed minimum or variable pricing provisions, and the approximate timing of the transactions. Any amounts for which we are liable are reflected in our Consolidated Balance Sheets as Accounts payable or Accrued expenses and other current liabilities and $278.7 of this amount is expected to be paid within the next 12 months. For additional information related to contractual obligations, such as debt, leases, and commitments and contingencies, Refer to Note 6 - Leases, Note 12 - Debt and Note 20 - Commitments and Contingencies in Item 8. Financial Statements and Supplementary Data.

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
Revenues denominated in currencies other than U.S. dollars amounted to $757.9, or approximately 28.0%, of our total revenues for the year ended December 31, 2022. A significant majority of this amount was denominated in euros, British pounds and Japanese yen. A 5% increase or decrease in the value of the euro, British pound and Japanese yen relative to the U.S. dollar would have caused our revenues for the year ended December 31, 2022, to increase or decrease by $33.0.
The following table presents the average of the weighted average exchange rates of the currencies, which have the most significant impact on our business:

Rate for 1 USD	Year Ended December 31,
Currency:	2022	2021	Percentage Change
GBP	$0.81	$0.73	11%
EUR	0.95	0.85	12%
JPY	131.49	109.83	20%
Interest Rate Risk
Our interest rate risk arises primarily from our borrowings at floating interest rates. Borrowings under our credit facilities are subject to floating base interest rates, plus a margin. As of December 31, 2022, we had $2,497.4 of floating rate debt outstanding under our credit facilities, consisting of borrowings under the revolving and term loan facilities. For the term loan facility, the base rate is one-month LIBOR (subject to a floor of 0.00% for $1,094.0 and 1.00% for $1,403.4), which was at 4.39% at December 31, 2022, or Prime plus a margin of 2.25% per annum, as applicable depending on the borrowing. For the revolving credit facility, the base interest rate is at Term SOFR, plus a 0.1% SOFR adjustment, plus 3.25% per annum (or 2.75% per annum, based on first lien leverage ratios) or Prime plus a margin of 2.25% per annum, as applicable depending on the borrowing. The interest rate margins under our credit facilities will decrease upon the achievement of certain first lien net leverage ratios (as the term is used in the Credit Agreement). Of the total debt outstanding under our credit facilities, we hedged $1,222.2 of our principal amount of our floating rate debt using interest rate swaps. As a result, $1,275.2 of our outstanding borrowings effectively bore interest at floating rates. A 0.125 basis point increase or decrease in the applicable base interest rate under our credit facilities would have an impact of $1.5 on our cash interest expense for the year ended December 31, 2022.

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

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Clarivate Plc and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for credit losses in 2020.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appear under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill Impairment Assessments for Certain Reporting Units
As described in Notes 3, 8 and 10 to the consolidated financial statements, the Company’s consolidated goodwill balance was $2,876.5 million as of December 31, 2022. Management evaluates its goodwill for impairment at the reporting unit level, defined as an operating segment or one level below an operating segment, annually as of October 1 or more frequently if impairment indicators arise. A quantitative impairment assessment was performed as of September 30, 2022 over the Company’s reporting units due to possible impairment indicators, and this coincided with the Company’s change in organizational structure. This included quantitative assessments over the ProQuest reporting unit post-realignment and the former IP Management and Patent reporting units under the legacy structure. In determining the fair value of a reporting unit, management estimates the fair value using a discounted cash flow model under the income approach. The discounted cash flow model determines the fair value of a reporting unit based on the present value of estimated future cash flows, which include significant judgments related to projected revenue growth rates, operating margins, tax rates, terminal values and discount rates, among others. Based on the quantitative analysis performed in the third quarter of 2022, the Company recorded a goodwill impairment charge of $4,407.9 as follows: (i) $1,745.8 related to the ProQuest reporting unit within the A&G segment; (ii) $2,569.1 related to the former IP Management reporting unit within the IP segment; and (iii) $93.0 related to the former Patent reporting unit within the IP segment.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments for the ProQuest and former IP Management and Patent reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projected revenue growth rates, operating margins, terminal values, and discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the determination of the reporting units, valuation of the ProQuest and former IP Management and Patent reporting units, and controls over the development of significant assumptions related to projected revenue growth rates, operating margins, terminal values and discount rates. These procedures also included, among others (i) testing management’s process for developing the fair value estimates of the reporting units; (ii) evaluating the appropriateness of the discounted cash flow models; (iii) testing the completeness and accuracy of underlying data used in the models; and (iv) evaluating the reasonableness of management’s significant assumptions related to projected revenue growth rates, operating margins, terminal values and discount rates. Evaluating management’s significant assumptions related to projected revenue growth rates, operating margins, and terminal values involved evaluating whether the assumptions used were reasonable considering (i) the consistency of the assumptions with external market and industry data; (ii) the past performance of the reporting units, and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the discounted cash flow models and evaluating the reasonableness of management’s significant assumption related to the discount rates.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 1, 2023

We have served as the Company’s auditor since 2016.

CLARIVATE PLC
Consolidated Balance Sheets
(In millions, except share and per share data)

	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$348.8	$430.9
Restricted cash	8.0	156.7
Accounts receivable, net	872.1	906.4
Prepaid expenses	89.4	76.6
Other current assets	76.9	66.6
Total current assets	1,395.2	1,637.2
Property and equipment, net	54.5	83.8
Other intangible assets, net	9,437.7	10,392.4
Goodwill	2,876.5	7,904.9
Other non-current assets	97.9	50.8
Deferred income taxes	24.2	27.9
Operating lease right-of-use assets	58.9	86.0
Total Assets	$13,944.9	$20,183.0

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$101.4	$129.2
Accrued compensation	132.1	150.6
Accrued expenses and other current liabilities	352.1	529.0
Current portion of deferred revenues	947.5	1,030.4
Current portion of operating lease liability	25.7	32.2
Current portion of long-term debt	1.0	30.6
Total current liabilities	1,559.8	1,902.0
Long-term debt	5,005.0	5,456.3
Warrant liabilities	21.0	227.8
Non-current portion of deferred revenues	38.5	54.2
Other non-current liabilities	119.1	142.7
Deferred income taxes	316.1	380.1
Operating lease liabilities	72.9	94.0
Total liabilities	7,132.4	8,257.1
Commitments and contingencies (Note 20)

Shareholders’ equity:
Preferred Shares, no par value; 14,375,000 shares authorized; 5.25% Mandatory Convertible Preferred Shares, Series A, 14,375,000 shares issued and outstanding as of both December 31, 2022 and December 31, 2021	1,392.6	1,392.6
Ordinary Shares, no par value; unlimited shares authorized at December 31, 2022 and December 31, 2021; 674,408,668 and 683,139,210 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	11,744.7	11,827.9
Treasury shares, at cost; 0 and 547,136 shares as of December 31, 2022 and December 31, 2021, respectively	—	(16.9)
Accumulated other comprehensive (loss) income	(665.9)	326.7
Accumulated deficit	(5,658.9)	(1,604.4)
Total shareholders’ equity	6,812.5	11,925.9
Total Liabilities and Shareholders’ Equity	$13,944.9	$20,183.0
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CLARIVATE PLC
Consolidated Statements of Operations
(In millions, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues, net	$2,659.8	$1,876.9	$1,254.1
Operating expenses:
Cost of revenues	954.0	626.1	438.8
Selling, general and administrative costs	729.9	643.0	544.7
Depreciation and amortization	710.5	537.8	303.2
Restructuring and impairment	66.7	129.5	56.1
Goodwill impairment	4,449.1	—	—
Other operating (income) expense, net	(324.8)	27.5	(52.4)
Total operating expenses	6,585.4	1,963.9	1,290.4
Income (loss) from operations	(3,925.6)	(87.0)	(36.3)
Mark to market (gain) loss on financial instruments	(206.8)	(81.3)	205.1
Interest expense and amortization of debt discount, net	270.3	252.5	111.9
Income (loss) before income taxes	(3,989.1)	(258.2)	(353.3)
(Benefit) provision for income taxes	(28.9)	12.3	(2.7)
Net income (loss)	(3,960.2)	(270.5)	(350.6)
Dividends on preferred shares	75.4	41.5	—
Net income (loss) attributable to ordinary shares	$(4,035.6)	$(312.0)	$(350.6)

Per share:
Basic	$(5.97)	$(0.49)	$(0.82)
Diluted	$(6.24)	$(0.61)	$(0.82)

Weighted average shares used to compute earnings per share:
Basic	676.1	631.0	427.0
Diluted	678.6	640.8	427.0
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CLARIVATE PLC
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(3,960.2)	$(270.5)	$(350.6)
Other comprehensive income (loss), net of tax:
Interest rate swaps, net of tax of $11.7, $1.6 and $0	37.0	4.8	(1.0)
Defined benefit pension plans, net of tax (benefit) provision of $0, $0 and $(0.1)	2.9	(0.6)	(0.7)
Foreign currency translation adjustment	(1,032.5)	(169.9)	499.0
Total other comprehensive (loss) income, net of tax	(992.6)	(165.7)	497.3
Comprehensive (loss) income	$(4,952.8)	$(436.2)	$146.7
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CLARIVATE PLC
Consolidated Statements of Changes in Equity
(In millions)

	Ordinary Shares		Preferred Shares		Treasury Shares		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2019	306.9	$2,144.4	—	$—	—	$—	$(4.9)	$(890.9)	$1,248.6
Adjustment to opening Accumulated deficit related to adoption of ASC Topic 326	—	—	—	—	—	—	—	(9.3)	(9.3)
Exercise of public warrants	28.9	277.5	—	—	—	—	—	—	277.5
Exercise of Private Placement Warrants	0.3	4.1	—	—	—	—	—	—	4.1
Exercise of stock options	12.0	2.1	—	—	—	—	—	—	2.1
Vesting of restricted stock units	0.3	—	—	—	—	—	—	—	—
Shares returned to the Company for net share settlements	(7.3)	(33.1)	—	—	—	—	—	—	(33.1)
Issuance of ordinary shares, net	265.2	7,558.8	—	—	—	—	—	—	7,558.8
Share-based award activity	—	35.4	—	—	—	—	—	—	35.4
Treasury shares	—	—	—	—	6.3	(196.0)			(196.0)
Net loss	—	—	—	—	—	—	—	(350.6)	(350.6)
Other Comprehensive income	—	—	—	—	—	—	497.3	—	497.3
Balance at December 31, 2020	606.3	$9,989.2	—	$—	6.3	$(196.0)	$492.4	$(1,250.8)	$9,034.8

Balance at December 31, 2020	606.3	$9,989.2	—	$—	6.3	$(196.0)	$492.4	$(1,250.8)	$9,034.8
Exercise of Private Placement Warrants	0.2	3.6	—	—	—	—	—	—	3.6
Exercise of stock options	3.1	18.6	—	—	—	—	—	—	18.6
Vesting of restricted stock units	1.0	—	—	—	—	—	—	—	—
Shares returned to the Company for net share settlements	(1.7)	(24.9)	—	—	—	—	—	—	(24.9)
Issuance of ordinary shares, net	257.3	6,980.6	—	—	—	—	—	—	6,980.6
Share-based award activity	—	56.2	—	—	—	—	—	—	56.2
Repurchases of ordinary shares	—	—	—	—	(183.8)	(5,211.5)	—	—	(5,211.5)
Retirement of treasury shares	(183.8)	(5,211.5)	—	—	183.8	5,211.5	—	—	—

CLARIVATE PLC
Consolidated Statements of Changes in Equity
(In millions)

	Ordinary Shares		Preferred Shares		Treasury Shares		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of preferred shares, net	—	—	14.4	1,392.6	—	—	—	—	1,392.6
Issuance of treasury shares, net	—	—	—	—	(5.8)	179.1	—	(41.6)	137.5
Dividends to preferred stockholders	0.7	16.1	—	—	—	—	—	(41.5)	(25.4)
Net loss	—	—	—	—	—	—	—	(270.5)	(270.5)
Other comprehensive loss	—	—	—	—	—	—	(165.7)	—	(165.7)
Balance at December 31, 2021	683.1	$11,827.9	14.4	$1,392.6	0.5	$(16.9)	$326.7	$(1,604.4)	$11,925.9

Balance at December 31, 2021	683.1	$11,827.9	14.4	$1,392.6	0.5	$(16.9)	$326.7	$(1,604.4)	$11,925.9
Reclassification of EBT Shares	(0.5)	—	—	—	—	—	—	—	—
Exercise of stock options	0.4	0.9	—	—	—	—	—	—	0.9
Vesting of restricted stock units	2.9	—	—	—	—	—	—	—	—
Shares returned to the Company for net share settlements	(1.3)	(14.9)	—	—	—	—	—	—	(14.9)
Share-based award activity	—	98.1	—	—	—	—	—	—	98.1
Repurchases of ordinary shares	(10.7)	—	—	—	10.7	(175.0)	—	—	(175.0)
Retirement of treasury shares	—	(167.3)	—	—	(10.7)	175.0	—	(7.7)	—
Sale of treasury shares	0.5	—	—	—	(0.5)	16.9	—	(11.2)	5.7
Dividends to preferred shareholders	—	—	—	—	—	—	—	(75.4)	(75.4)
Net loss	—	—	—	—	—	—	—	(3,960.2)	(3,960.2)
Other comprehensive loss	—	—	—	—	—	—	(992.6)	—	(992.6)
Balance at December 31, 2022	674.4	$11,744.7	14.4	$1,392.6	—	$—	$(665.9)	$(5,658.9)	$6,812.5
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CLARIVATE PLC
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2022	2021	2020
Cash Flows From Operating Activities
Net loss	$(3,960.2)	$(270.5)	$(350.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	710.5	537.8	303.2
Deferred income taxes	(54.3)	(13.3)	(45.5)
Share-based compensation	93.9	33.3	34.2
Restructuring and impairment, including Goodwill	4,478.5	48.2	5.2
Loss (gain) on foreign currency forward contracts	1.2	6.9	(2.9)
Mark to market (gain) loss on contingent shares	—	(25.1)	25.2
Mark to market (gain) loss on financial instruments	(206.8)	(81.3)	205.1
Gain on sale from divestitures	(278.5)	—	(29.2)
Amortization of debt issuance costs	16.4	13.2	5.8
Other operating activities	(19.5)	6.6	5.9
Changes in operating assets and liabilities:
Accounts receivable	(28.3)	(64.1)	29.9
Prepaid expenses	(17.1)	2.7	5.7
Other assets	(45.4)	27.7	45.7
Accounts payable	(24.0)	31.2	(2.9)
Accrued expenses and other current liabilities	(114.4)	85.9	(54.8)
Deferred revenues	(9.3)	0.2	80.7
Operating lease right of use assets	14.9	3.4	5.3
Operating lease liabilities	(24.5)	(25.8)	(6.1)
Other liabilities	(23.8)	6.8	3.6
Net cash provided by operating activities	$509.3	$323.8	$263.5

Cash Flows From Investing Activities
Capital expenditures	(202.9)	(118.5)	(107.7)
Payments for acquisitions and cost method investments, net of cash acquired	(24.8)	(3,930.3)	(2,922.5)
Proceeds from divestitures, net of cash and restricted cash	285.0	4.3	41.4
Net cash provided by (used in) investing activities	$57.3	$(4,044.5)	$(2,988.8)

Cash Flows From Financing Activities
Proceeds from issuance of debt	—	2,000.0	1,960.0
Proceeds from revolving credit facility	—	175.0	60.0
Redemption of Notes not exchanged	—	(157.4)	—
Principal payments on term loan	(321.5)	(28.6)	(12.6)
Repayments of revolving credit facility	(175.0)	—	(125.0)
Payment of debt issuance costs and discounts	(2.1)	(32.5)	(38.2)
Contingent purchase price payment	—	—	(7.8)
Proceeds from issuance of preferred shares	—	1,392.6	—
Proceeds from issuance of ordinary shares	—	728.0	843.7
Proceeds from issuance of treasury shares	5.7	139.9	—
Repurchases of ordinary shares	(175.0)	(159.4)	—
Cash dividends on preferred shares	(75.4)	(18.9)	—
Proceeds from warrant exercises	—	—	277.5
Proceeds from stock options exercised	0.9	18.6	2.1
Payments related to finance lease	(1.9)	(0.2)	—
Payments related to tax withholding for stock-based compensation	(14.9)	(24.9)	(33.1)

CLARIVATE PLC
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2022	2021	2020
Net cash (used in) provided by financing activities	$(759.2)	$4,032.2	$2,926.6
Effects of exchange rates	(38.2)	3.7	(5.0)

Net (decrease) increase in cash and cash equivalents	(82.1)	173.1	181.6
Net (decrease) increase in restricted cash	(148.7)	142.1	14.7
Net (decrease) increase in cash and cash equivalents, and restricted cash	$(230.8)	$315.2	$196.3

Beginning of period:
Cash and cash equivalents	430.9	257.7	76.1
Restricted cash	156.7	14.7	—
Total cash and cash equivalents, and restricted cash, beginning of period	$587.6	$272.4	$76.1

End of period:
Cash and cash equivalents	348.8	430.9	257.7
Restricted cash	8.0	156.7	14.7
Total cash and cash equivalents, and restricted cash, end of period	$356.8	$587.6	$272.4

Supplemental Cash Flow Information:
Cash paid for interest	251.5	182.4	97.5
Cash paid for income tax	63.7	33.9	27.6
Capital expenditures included in accounts payable	11.7	8.7	7.8

Non-Cash Financing Activities:
Shares issued and returned for funding of CPA Global Equity Plan	—	—	(196.0)
Shares issued to Capri Acquisition Topco Limited	—	5,052.2	—
Retirement of treasury shares	(175.0)	(5,211.5)	—
Shares issued as contingent stock consideration associated with the DRG acquisition	—	61.6	—
Shares issued as contingent stock consideration associated with the CPA Global acquisition	—	43.9	—
Shares issued as dividends on our 5.25% Series A Mandatory Convertible Preferred Shares	—	16.1	—
Dividends accrued on our 5.25% Series A Mandatory Convertible Preferred Shares	6.5	6.5	—
Total Non-Cash Financing Activities	$(168.5)	$(31.2)	$(196.0)

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
The Company is a provider of proprietary and comprehensive information, analytics, professional services and workflow solutions that enable users across government and academic institutions, life science and healthcare companies, corporations and law firms to power the entire innovation lifecycle, from cultivating curiosity to protecting the world's critical intellectual property assets. During the third quarter of 2022, the Company realigned its organization's structure and the composition of its reportable segments, which also resulted in a change to its goodwill reporting units. Clarivate has three reportable segments: Academia & Government ("A&G"), Life Sciences & Healthcare ("LS&H"), and Intellectual Property ("IP"). Our segment structure is organized based on the products we offer and the markets they serve. Segment results for all periods presented have been recast to conform to the current presentation. See Note 19 - Segment Information, for additional information on the Company's reportable segments.
In June 2021, we completed an underwritten public offering of 44.2 million of our ordinary shares at a share price of $26.00, of which 28.8 million ordinary shares were issued and sold by Clarivate and 15.4 million were sold by selling shareholders (which included 5.8 million ordinary shares that the underwriters purchased pursuant to their option to purchase additional shares). The ordinary shares sold by selling shareholders included 10.6 million ordinary shares from Onex, 4.1 million ordinary shares from Baring and 0.7 million ordinary shares from Directors, Executive Officers and other shareholders. The Company received approximately $728.1 in net proceeds from the sale of ordinary shares offered by the Company, after deducting underwriting discounts and estimated offering expenses payable. We used the net proceeds to fund a portion of the purchase for the ProQuest acquisition, which was completed on December 1, 2021. The Company did not receive any proceeds from the secondary ordinary shares sold by the selling shareholders.
In June 2021, concurrently with the June 2021 Ordinary Share Offering, we completed an underwritten public offering of 14.4 million of our 5.25% Series A Mandatory Convertible Preferred Shares ("MCPS") which included 1.9 million of our mandatory convertible preferred shares that the underwriters purchased pursuant to their option to purchase additional shares. The Company received approximately $1,392.7 in net proceeds from the mandatory convertible preferred share offering, after deducting underwriting discounts and estimated offering expenses payable. We used the net proceeds to fund a portion of the purchase for the ProQuest acquisition, which was completed on December 1, 2021.
In September 2021, certain selling shareholders completed an underwritten public offering of 25.0 million of our ordinary shares at a share price of $25.25, The ordinary shares sold by selling shareholders included 18.0 million ordinary shares from Onex and 7.0 million ordinary shares from Baring. The Company did not receive any proceeds from the sale of ordinary shares by the selling shareholders. After giving effect to these offerings, Onex and Baring owned approximately 6.7% and 2.6%, respectively, of the Company's ordinary shares.
Risks and Uncertainties
COVID-19 has had, and may continue to have, an adverse impact to our operational and financial performance as well as the businesses of our customers and partners, including their spending priorities. It is difficult to predict the full extent of the potential effects and impact on our operations, business, and financial performance, however, we continue to conduct business with modifications and precautionary measures to our daily operations. The Company cannot reasonably estimate the full impact on our business, financial condition and results of operations from any new COVID-19 strains that may emerge or any future pandemic, which may be material.
As the conflict in Ukraine continues to evolve, we are closely monitoring the current and potential impact on our business, our people, and our clients. Given the levying of sanctions, regional instability, geopolitical shifts, and other potential adverse effects on macroeconomic conditions, security conditions, currency exchange, and financial markets, the short and long-term implications of Russia’s invasion of Ukraine are not possible to predict. We do not expect any direct impacts to our business to be material, but we are not currently able to predict any indirect impacts on the global economy and how those could negatively affect our business in the future. However, revenue growth in 2022 was slightly impacted by our

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions, except option prices, ratios or as noted)
decision to cease commercial operations in Russia in March 2022. We continue to monitor any evolving impacts of this conflict and its effects on the global economy and geopolitical landscape.

Note 2: Basis of Presentation
The accompanying Consolidated Financial Statements for the years ended December 31, 2022, 2021 and 2020 were prepared in conformity with U.S. GAAP. The Consolidated Financial Statements of the Company include the accounts of all of its subsidiaries. Subsidiaries are entities over which the Company has control, where control is defined as the power to govern financial and operating policies. Generally, the Company has a shareholding of more than 50% of the voting rights in its subsidiaries. The effect of potential voting rights that are currently exercisable is considered when assessing whether control exists. Subsidiaries are fully consolidated from the date control is transferred to the Company, and are de-consolidated from the date control ceases. Intercompany accounts and transactions have been eliminated in consolidation.
The Employee Benefit Trust ("EBT") associated with the CPA Global Equity Plan was consolidated on October 1, 2020. The EBT did not hold any shares as treasury shares as of December 31, 2022. As of December 31, 2021, the EBT held Clarivate shares that were recorded as treasury shares as they were legally issued but not outstanding. Refer to Note 14 - Shareholders’ Equity for additional information. The EBT holds cash that is classified as restricted cash on the Consolidated Balance Sheet as on December 31, 2022 and December 31, 2021.
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
Restricted Cash
The Company held $8.0 and $156.7 of restricted cash as of December 31, 2022 and 2021, respectively. Restricted cash as of December 31, 2021 primarily included the cash received from the sale of treasury shares from the Employee Benefit Trust established for the CPA Equity Plan in December 2021, which was subsequently paid in the first quarter of 2022.
Accounts Receivable
Through the adoption of ASU 2016-13 and the related standards, the Company revised its policy regarding the recognition of expected credit losses and for its accounts receivable portfolio.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions, except option prices, ratios or as noted)
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
Concentration of Credit Risk
Accounts receivable are the primary financial instrument that potentially subjects the Company to significant concentrations of credit risk. Accounts receivable represents arrangements in which services were transferred to a customer before the customer pays consideration or before payment is due. Contracts with payment in arrears are recognized as receivables after the Company considers whether a significant financing component exists. The Company does not require collateral or other securities to support customer receivables. Management performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed appropriate. Credit losses have been immaterial and reasonable within management’s expectations. Our ten largest customers represented only 7% of revenues for the year ended December 31, 2022.
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

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions, except option prices, ratios or as noted)
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
Impairment of Long-Lived Assets
Residual values and useful lives are reviewed at the end of each reporting period and adjusted if appropriate. The Company evaluates its long-lived assets, including computer hardware and other property, computer software, and finite-lived intangible assets for impairment whenever circumstances indicate that their carrying amounts may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate over its remaining life. An asset is assessed for impairment at the lowest level that the asset generates cash inflows that are largely independent of cash inflows from other assets. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. As a result of restructuring initiatives, the Company recorded non-cash impairment for leases during each of the years ended December 31, 2020, 2021, and 2022. See Note 22 - Restructuring and Impairment for further information.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions, except option prices, ratios or as noted)
Goodwill and Indefinite-Lived Intangible Assets
Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill and indefinite-lived intangible assets are not amortized, but instead are tested for impairment annually as of the first day of the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired.
Goodwill impairment testing is performed at the reporting unit level which is defined as the operating segment or one level below the operating segment. As part of our annual goodwill impairment testing, the Company has the option to first perform qualitative testing to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying value, which is based on an evaluation of the events and circumstances that occurred during the year. If we bypass the qualitative assessment, or if the qualitative assessment indicates that quantitative analysis should be performed, we evaluate goodwill for impairment by comparing the estimated fair value of a reporting unit with its carrying amount, including goodwill. The Company estimates the fair value of a reporting unit using the income approach. Under the income approach, a discounted cash flow ("DCF") model is used to determine fair value based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The Company uses its internal forecasts to estimate future cash flows and includes an estimate of long-term future growth rates. Significant judgments inherent in these analyses include, but are not limited to, projected revenue growth rates and operating margins, tax rates, terminal values, and discount rates. The inputs utilized in the analysis are classified as Level 3 inputs within the fair value hierarchy. Changes in these estimates and assumptions could materially affect the determination of estimated fair value. Any such impairment charge would be recognized in full in the reporting period in which it has been identified, which could have a material adverse effect on our financial condition or results of operations.
The Company has indefinite-lived intangible assets related to trade names. As part of our annual indefinite-lived intangible asset impairment testing, the Company has the option to first perform qualitative testing by evaluating whether any events and circumstances occurred that provide evidence that it is more likely than not that the indefinite-lived assets are impaired. If, based on our evaluation of the events and circumstances that occurred during the year we do not believe that it is more likely than not that the indefinite-lived assets are impaired, no quantitative impairment test is required. If the Company chooses not to complete a qualitative assessment, or if the initial assessment indicates that it is more likely than not that the carrying value exceeds the estimated fair value, additional quantitative testing is performed. The quantitative test for impairment is performed using the relief-from-royalty method under the income approach to determine the fair value based on the present value of estimated future cash flows that the indefinite-lived intangible asset can be expected to generate in the future. Significant judgments inherent in the analysis include estimating the amount and timing of future cash flows and the selection of appropriate discount rates, royalty rates and long-term growth rate assumptions. Changes in these estimates and assumptions could materially affect the determination of estimated fair value and could result in an impairment charge. Any such impairment charge would be recognized in full in the reporting period in which it has been identified, which could have a material adverse effect on our financial condition or results of operations.
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
Debt

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions, except option prices, ratios or as noted)
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
Interest Rate Swaps
The Company has interest rate swaps with counterparties to reduce its exposure to variability in cash flows relating to interest payments on a portion of its outstanding first lien senior secured term loan facility (“Term Loan Facility”). The Company applies hedge accounting and has designated these instruments as cash flow hedges of the risk associated with floating interest rates on designated future quarterly interest payments. Management assumes the hedge is highly effective and therefore changes in the value of the hedging instrument are recorded in Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. Any ineffectiveness is recorded in earnings. Amounts in Accumulated other comprehensive income (loss) are reclassified into earnings in the same period during which the hedged transactions affect earnings, or upon termination of the hedging relationship.
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
Contingent Considerations
The Company records liabilities for the estimated cost of such contingencies when expenditures are probable and reasonably estimable. A significant amount of judgment is required to estimate and quantify the potential liability in these matters. We engage outside experts as deemed necessary or appropriate to assist in the calculation of the liability, however management is responsible for evaluating the estimate. As information becomes available regarding changes in circumstances for ongoing contingent considerations, our potential liability is reassessed and adjusted as necessary. See Note 20 - Commitments and Contingencies for further information on contingencies.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions, except option prices, ratios or as noted)
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

Taxation
The Company recognizes income taxes under the asset and liability method. Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect our best assessment of estimated current and future taxes to be paid. Significant judgments and estimates are required in determining the consolidated income tax expense for financial statement purposes. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In assessing the realizability of deferred tax assets, we consider projected future taxable income by tax jurisdiction and prudent and feasible tax planning strategies. The Company records a valuation allowance to reduce deferred tax assets to the net realizable value that is more likely than not to be realized.
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
Revenue Recognition
The Company derives revenue by selling information on a subscription and single transaction basis as well as from performing professional services. The Company recognizes revenue when control of these services are transferred to the customer for an amount, referred to as the transaction price, that reflects the consideration to which the Company is expected to be entitled in exchange for those goods or services. The Company determines revenue recognition utilizing the following five steps: (1) identification of the contract with a customer, (2) identification of the performance obligations in the contract (promised goods or services that are distinct), (3) determination of the transaction price, (4) allocation of the transaction price to the performance obligations, and (5) recognition of revenue when, or as, the Company transfers control of the product or service for each performance obligation. Revenue is recognized net of discounts and rebates, as well as value added and other sales taxes. Cash received or receivable in advance of the delivery of the services or publications is included in deferred revenues. The Company disaggregates revenue based on revenue recognition pattern. Subscription based revenues recognize revenue over time, whereas our re-occurring revenues recognize revenue at a point in time. Our transactional and other revenues recognize revenue at a point in time and other revenues relating to professional services recognize revenue over time. The Company believes subscription, re-occurring and transactional and other revenues is reflective of how the Company manages the business. The revenue recognition policies for the Company’s revenue streams are discussed below.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions, except option prices, ratios or as noted)
Subscription Revenues
Subscription-based revenues are recurring revenues that are earned under annual, evergreen or multi-year contracts pursuant to which we license the right to use our products to our customers or provide maintenance services over a contractual term. Revenues from the sale of subscription data, maintenance services, and analytics solutions are recognized ratably over the contractual period. Subscription revenues are typically generated either on (i) an enterprise basis, meaning that the organization has a license for the particular product or service offering and then anyone within the organization can use it at no additional cost, (ii) a seat basis, meaning each individual that uses the particular product or service offering has to have his or her own license, or (iii) a unit basis, meaning that incremental revenues are generated on an existing subscription each time the product is used (e.g., a trademark or brand is searched or assessed).
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
Transactional and Other Revenues
Transactional and other revenues are revenues that are earned under contracts for specific deliverables that are typically quoted on a product, data set or project basis and often derived from repeat customers, including customers that also generate subscription-based revenues. Transactional content sales are usually delivered to the customer instantly or in a short period of time, at which time revenues are recognized. Transactional and other revenues are typically generated on a unit basis, although for certain product and service offerings transactional and other revenues are generated on a seat basis. Transactional and other revenues may involve sales to the same customer on multiple occasions but with different products or services comprising the order.
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
Performance Obligations
Content Subscription: Content subscription performance obligations are most prevalent in the Web of Science, Derwent, CPA Global, ProQuest and Life Sciences product lines. Content subscriptions are subscriptions that can only be accessed through the Company’s online platform for a specified period of time through downloads or access codes. On-premise the software is purchased by the customer and installed directly onto the customer’s own operating systems. In addition to the primary content subscription, these types of performance obligations can often include other performance obligations, such as training subscriptions, access to historical content, software licenses, professional services, maintenance and other optional content. Revenue for these performance obligations are primarily recognized over the length of the contract (i.e., subscription revenue). In case of software sold as a subscription, the cloud based hosted services and post-sales support and maintenance are considered as one performance obligation distinct from other services in the contract. Within the Life Sciences product line and resulting from the DRG acquisition, the Company provides analytics and syndicated research and syndicated databases through subscription and membership contracts and through the sale of single reports from the syndicated series. Subscription based revenues are recognized ratably over the period that the service is being provided, generally one year.
There are instances where Content Subscription revenue could be recognized upon delivery (i.e., transactional and other revenues). Historical content and some optional content can be purchased via a perpetual license, which would be recognized upon delivery. Fees are typically paid annually at the beginning of each term. Additionally, within the Life Sciences product line and resulting from the DRG acquisition, the Company sells certain studies and reports on a single requisition basis to customers. Revenue from the sale of single reports is recognized at a point in time of delivery if all other revenue recognition criteria are met. Packages of select single reports are recognized pro rata as the individual reports are delivered if all other revenue recognition criteria are met based on estimated selling price.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions, except option prices, ratios or as noted)
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
IP Services: This performance obligation relates to the CPA Global product line. This includes services related to (i) on-premise software installation, (ii) post-sales software support services, (iii) keeping software updated for any changes in laws (i.e., law update service), (iv) docketing, and (v) search and examination services provided to various PTOs. Revenue from IP services is recognized over the period of the contract as and when the service is provided.
Validation Services: This performance obligation relates to the CPA Global product line. This involves services related to:(i) registration of a patent granted in Europe, to various individual countries where it will ultimately be enforceable; (ii) translation of documents to be submitted to a patent and trademark office ("PTO") in local language; (iii) registration of address with PTO, for all future notifications to be received on behalf of the IP holder; and (iv) management of notifications on behalf of IP holder over the lifetime of the patent. The Company has determined each of the above services performed represent separate performance obligations. Revenue is recognized once the provision of the service is complete, and this point is reached when a purchase invoice is received from the agent for (i) and (ii) above and when registration with the PTO gets completed for (iii) above. With respect to management of notifications, revenue is recognized over the lifetime of the patent on a straight-line basis. Revenue from Validation Services is recognized net of official fees collected from customers for remittance to the PTO and any taxes collected from customers, which are subsequently remitted to governmental authorities.
IP Transaction Processing: This performance obligation relates to the CPA Global product line. These services consist of gathering all necessary data and information, preparing the renewal applications, and submitting payment to the PTO in the relevant country on behalf of the IP holders and the Company could have potential liability for the successful completion of the renewal application process, for which we carry insurance. The Company has determined there is one performance obligation relating to the provision of the service, which includes compiling the necessary data and submitting the renewal application, as well as facilitating the payment from the customer to the PTO. Revenue is recognized once the provision of the service is complete, and this point is reached when the PTO receives the payment and documentation to renew the patent or trademark. The PTO fees and any taxes collected from customers are deemed fees collected on behalf of third parties, and therefore revenue from renewals services is recognized net of these fees. Revenue is recognized upon transfer of control of the promised service to customers (i.e., at the time the renewal paperwork and payment are submitted to the PTO) because at that point, the Company has a right to payment and the risks and rewards associated with the Renewal Preparation service are transferred to the customer, coupled with the fact that customer acceptance is deemed a formality that does not impact the timing of transfer of control.
Principal Versus Agent

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions, except option prices, ratios or as noted)
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
As it relates to the Content Subscription, PALs and SaaS Subscription performance obligations have an additional party involved in a transaction and can be categorized as either agreements with Third Party Distributors or Reseller Agreements. Third Party Distributor agreements provide the distributor with the right to market and resell ProQuest products to end customers and based on the indicators of control, revenues from these Third Party Distributor transactions are generally recognized gross. Reseller Agreements involve contracting to resell third party products where the Company is the Reseller and revenues from these transactions are generally recognized net.
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
Significant Judgments
Significant judgments and estimates are necessary for the allocation of the proceeds received from an arrangement to the multiple performance obligations and the appropriate timing of revenue recognition. Our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Determining a standalone selling price that may not be directly observable amongst all the products and performance obligations requires judgment. Specifically, many Web of Science, DRG, CPA Global, and ProQuest product line contracts include multiple product offerings, which may have both subscription and transactional and other revenues. Judgment is also required to determine whether the software license is considered distinct and accounted for separately, or not distinct and accounted for together with the subscription service and recognized over time for other products. The Company allocates value to primary content subscriptions or licenses including PALs and accompanying performance obligations, such as training subscriptions, continuing service fees, access to historical content, maintenance and other

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions, except option prices, ratios or as noted)
optional content. When multiple performance obligations exist in a single contract, the transaction price is allocated to each performance obligation based on the standalone selling price of each performance obligation. The Company utilizes its standard price lists to determine the standalone selling price based on the product and country.
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

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions, except option prices, ratios or as noted)
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
Restructuring
Restructuring expense includes costs associated with involuntary termination benefits provided to employees, including the acceleration of equity based awards for severed individuals under the CPA Global Equity Plan, certain contract termination costs, and other costs associated with an exit or disposal activity. The involuntary termination benefits included within restructuring charges are recognized in accordance with ASC 420, Exit or Disposal Cost Obligations or ASC 712, Compensation – Nonretirement Postemployment Benefits, as applicable. Liabilities are recognized in accordance with ASC 420 when the programs were approved, the employees to be terminated were identified, the terms of the arrangement were established, it was determined changes to the plan were unlikely to occur and the arrangements were communicated to employees. Liabilities for nonretirement postemployment benefits that fall under ASC 712 are recognized when the severance liability was determined to be probable of being paid and reasonably estimable. The liabilities are recorded within Accrued expenses and other current liabilities in the Consolidated Balance Sheets. The corresponding expenses are recorded within Restructuring and impairment in the Consolidated Statements of Operations. See Note 22 - Restructuring and Impairment for further details.
Other Operating Income (Expense), Net
Other operating income (expense) consists of gains or losses related to the disposal of our assets, asset impairments or write-downs and the consolidated impact of re-measurement of the assets and liabilities of our company and our subsidiaries that are denominated in currencies other than each relevant entity’s functional currency. See Note 18 - Other Operating (Income) Expense, Net for further details.
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

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions, except option prices, ratios or as noted)
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
In August 2018, the FASB issued guidance, ASU 2018-14, which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The guidance is effective for all entities for fiscal years beginning after December 15, 2020. The Company's January 1, 2021, adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.
In December 2019, the FASB issued ASU 2019-12, which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. The guidance is effective for all entities for fiscal years beginning after December 15, 2020. The Company's January 1, 2021, adoption of this standard did not have a material impact on the Company's Consolidated Financial Statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The guidance is effective for all entities from the period March 12, 2020, through December 31, 2022. Beginning with the quarter ended September 30, 2020, the Company adopted this standard and elected the optional expedients for its interest rate swap agreements and debt agreements with reference to LIBOR. Upon meeting the specified criteria in the guidance, the Company will continue to account for its interest rate swaps in accordance with hedge accounting and will not apply modification accounting to its debt agreements. In January 2021, the FASB issued ASU 2021-01, which made clarifications relating to the previously issued Reference Rate Reform guidance effective for the same period as ASU 2020-04. This clarification did not have an effect on how the Company accounts for its interest rate swaps and debt agreements.
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
In June 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity as a result of complexity associated with GAAP for certain financial instruments with characteristics of liabilities and equity. This guidance is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods. The Company adopted ASU 2020-06 effective January 1, 2022, prospectively, and the adoption did not have a material impact on the Company's Consolidated Financial Statements.
In April 2021, the FASB issued ASU 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, which provides guidance regarding the accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. This guidance is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company adopted ASU 2021-04 effective January 1, 2022, and the adoption did not have a material impact on the Company's Consolidated Financial Statements.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions, except option prices, ratios or as noted)
In July 2021, the FASB issued ASU 2021-05, Leases (Topic 842) Lessors – Certain Leases with Variable Lease Payments, in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities as well as disclosing key information about leasing transactions. This guidance is effective for all entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years for public business entities. The Company adopted ASU 2021-05 effective January 1, 2022, and the adoption did not have a material impact on the Company’s Consolidated Financial Statements.
Recently Issued Accounting Standards
In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815) – Portfolio Layer Method, amendments in this ASU allow multiple hedged layers to be designated for a single closed portfolio of financial assets or one or more beneficial interests secured by a portfolio of financial instruments. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that the standard will have on our Consolidated Financial Statements, and it is expected that the adoption will not have a material impact.
In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848) - Deferral of the Sunset Date of Topic 848. Amendments in this ASU defer the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. This ASU did not have a material impact on the Company as noted above in accordance with ASU 2020-04 beginning with the quarter ended September 30, 2020, the Company adopted this standard and elected the optional expedients for its interest rate swap agreements and debt agreements with reference to LIBOR.
There were no other new accounting standards or updates issued or effective as of December 31, 2022, that have, or are expected to have, a material impact on the Company's Consolidated Financial Statements.

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

(3) Cash acquired includes $2.0 of restricted cash.
The excess of the purchase price over the net tangible and intangible assets was recorded to Goodwill and primarily reflects the assembled workforce and expected synergies, with the majority being deductible for tax purposes. Total transaction costs incurred in connection with the acquisition were $16.2 and $63.0 for the year ended December 31, 2022 and 2021, respectively.
ProQuest is reported primarily as part of our A&G segment. Refer to Note 8 - Other Intangible Assets, net and Goodwill and Note 19 - Segment Information for additional information.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions, except option prices, ratios or as noted)
The purchase price allocation for the ProQuest acquisition as of the close date of December 1, 2021, was preliminary and did change upon completion of the determination of the fair value of assets acquired and liabilities assumed. The following table summarizes the purchase price allocation for this acquisition:

	Original Purchase Price Allocation	Measurement Period Adjustments	Final Purchase Price Allocation
Accounts receivable	$113.5	$1.2	$114.7
Prepaid expenses	22.3	0.9	23.2
Other current assets	23.7	—	23.7
Property and equipment, net	62.3	2.9	65.2
Other intangible assets(1)	3,534.7	(1.0)	3,533.7
Other non-current assets	18.0	—	18.0
Deferred income taxes	3.5	—	3.5
Operating lease right-of-use assets	28.4	—	28.4
Total assets	$3,806.4	$4.0	$3,810.4
Accounts payable	17.1	—	17.1
Accrued expenses and other current liabilities	136.8	(3.6)	133.2
Current portion of long-term debt	1.1	—	1.1
Current portion of deferred revenue	335.2	—	335.2
Current portion of operating lease liabilities	8.0	—	8.0
Long-term debt	33.4	—	33.4
Deferred income taxes	58.6	0.3	58.9
Non-current portion of deferred revenue	6.8	—	6.8
Other non-current liabilities	89.2	2.1	91.3
Operating lease liabilities	23.1	—	23.1
Total liabilities	709.3	(1.2)	708.1
Fair value of acquired identifiable assets and liabilities	$3,097.1	$5.2	$3,102.3

Purchase price, net of cash	$4,994.3	$8.0	$5,002.3
Less: Fair value of acquired identifiable assets and liabilities	3,097.1	5.2	3,102.3
Goodwill	$1,897.2	$2.8	$1,900.0

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
The identifiable intangible assets acquired are amortized on a straight-line basis over their estimated useful lives. The following table summarizes the estimated fair value of ProQuest's identifiable intangible assets acquired and their remaining amortization period (in years):

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions, except option prices, ratios or as noted)

	Fair Value as of December 1, 2021	Remaining Range of Years
Customer relationships	$2,773.0	17-23
Technology & databases(1)	709.3	5-17
Trade names	45.7	2-10
Total identifiable intangible assets	$3,528.0

(1) Technology and databases intangible assets include both acquired technology intangible assets and acquired databases intangible assets.

Unaudited pro forma information for the Company for the relevant periods presented as if the acquisition had occurred January 1, 2020, is as follows:

	Year Ended December 31,
	2021	2020
Pro forma revenues, net	$2,703.0	$2,116.9
Pro forma net loss attributable to the Company's shareholders	$(175.4)	$(545.5)

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
The unaudited pro forma results include certain pro forma adjustments to net loss that were directly attributable to the acquisition, assuming the acquisition had occurred on January 1, 2020, including the following: (i) additional amortization expense that would have been recognized relating to the acquired intangible assets, (ii) adjustments to interest expense to reflect the removal of ProQuest debt and the additional Company borrowings in conjunction with the acquisition, and (iii) acquisition-related transaction costs which reduced expenses by $63.0 for the year ended December 31, 2021, and (iv) other one-time non-recurring costs related to undrawn bridge commitment fees which reduced expenses by $55.0 for the year ended December 31, 2021.

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
Clarivate acquired all of the outstanding shares of CPA Global in a cash and stock transaction. The aggregate consideration in connection with the closing of the CPA Global acquisition was $8,540.9, net of $102.7 cash acquired and including an equity holdback consideration of $46.5. The aggregate consideration was composed of (i) $6,565.5 from the issuance of up to 218.2 million ordinary shares to Redtop Holdings Limited, a portfolio company of Leonard Green & Partners, L.P., representing approximately 35% pro forma fully diluted ownership of Clarivate and (ii) approximately $2,078.1 in cash to fund the repayment of CPA Global's parent company outstanding debt of $2,055.8 and related interest swap termination fee of $22.3. Of the 218.3 million ordinary shares issuable in the acquisition, Clarivate issued 210.4 million ordinary shares as of October 1, 2020. There were 6.3 million shares that were issued to Leonard Green & Partners, L.P. that were returned to Clarivate to fund an Employee Benefit Trust established for the CPA Global Equity Plan. Accordingly, these shares were excluded from purchase price consideration. During January 2021, the Company issued the remaining 1.5 million ordinary shares to Redtop Holdings Limited pursuant to a hold-back clause within the purchase agreement.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions, except option prices, ratios or as noted)

Issuance of 210.4 million shares	$6,565.5
Cash paid for repayment of CPA Global's parent company debt and related interest rate swap termination charge	2,078.1
Total purchase price	8,643.6
Cash acquired	(102.7)
Total purchase price, net of cash acquired	$8,540.9
The excess of the purchase price over the net tangible and intangible assets was recorded to Goodwill and primarily reflects the assembled workforce and expected synergies, with the majority being deductible for tax purposes. Total transaction costs incurred in connection with the acquisition were $0.0 and $37.2 during the year ended December 31, 2021 and 2020, respectively.
CPA Global is reported as part of our IP segment. Refer to Note 8 - Other Intangible Assets, net and Goodwill and Note 19 - Segment Information for additional information.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions, except option prices, ratios or as noted)
The purchase price allocation for the CPA Global acquisition as of the close date of October 1, 2020 is final. The following table summarizes the final purchase price allocation for this acquisition:

Total
Accounts receivable	$380.3
Prepaid expenses	27.4
Other current assets	38.8
Property and equipment, net	13.3
Other intangible assets	4,920.3
Deferred income taxes	19.3
Other non-current assets	8.4
Operating lease right-of-use assets	30.6
Total assets	$5,438.4
Accounts payable	53.8
Accrued expenses and other current liabilities	284.3
Current portion of deferred revenue	181.4
Current portion of operating lease liabilities	7.7
Non-current portion of deferred revenue	16.8
Deferred income taxes	291.9
Other non-current liabilities	24.2
Operating lease liabilities	23.6
Total liabilities	883.7
Fair value of acquired identifiable assets and liabilities	$4,554.7

Purchase price, net of cash(1)	$8,540.9
Less: Fair value of acquired identifiable assets and liabilities	4,554.7
Goodwill(2)	$3,986.2

(1) The Company acquired cash of $102.7 including $3.4 of restricted cash to fund fixed cash awards and certain taxes related to the phantom equity compensation plan as part of CPA Global acquisition accounting.

(2) Includes $942.2 of buyer-specific synergy goodwill that was allocated to the Clarivate legacy reporting units expected to benefit from the acquisition.
During the year ended December 31, 2021, the Company recorded measurement period adjustments to the purchase price allocation recorded as of the close date of October 1, 2020. The following table summarizes the measurement period adjustments recorded through the measurement period date ending September 30, 2021:

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions, except option prices, ratios or as noted)

Total
Accounts receivable(1)	$7.1
Prepaid expenses	(0.1)
Other current assets	0.4
Property and equipment, net	1.0
Other non-current assets	1.1
Total assets	$9.5

Accounts payable	$0.3
Accrued expenses and other current liabilities(2)	49.2
Current portion of deferred revenue	1.0
Non-current portion of deferred revenue	—
Deferred income taxes(3)	(13.4)
Total liabilities	37.1
Fair value of acquired identifiable assets and liabilities	$(27.6)

Purchase price, net of cash	$(0.7)
Less: Fair value of acquired identifiable assets and liabilities	(27.6)
Goodwill	$26.9

(1) The $7.1 account receivable measurement period adjustment is due to a change in the fair value of CPA Global's accounts receivable, with there being a $9.3 increase in the valuation increase offset by a $2.2 decrease.

(2) The Company recorded measurement period adjustments of $49.2 increasing accrued expenses and other current liabilities, of which, $61.0 relates to adjustments to CPA Global's accrual for claims existing prior to the date of acquisition, offset by a $11.8 reduction to CPA Global's other accruals.

(3) The $13.4 deferred income tax measurement period adjustment is due to the tax impact of CPA Global's other measurement period adjustments detailed in the chart above.

The identifiable intangible assets acquired are amortized on a straight-line basis over their estimated useful lives. The following table summarizes the estimated fair value of CPA Global’s identifiable intangible assets acquired and their remaining amortization period (in years):

	Fair Value as of October 1, 2020	Remaining Range of Years
Customer relationships	$4,643.3	17-23
Technology	266.2	6-14
Trade names	10.8	2-17
Total identifiable intangible assets	$4,920.3

Unaudited pro forma information for the Company for the periods presented as if the acquisition had occurred January 1, 2019, is as follows:

Year ended December 31,
2020
Pro forma revenues, net	$1,708.5
Pro forma net loss attributable to the Company's stockholders	$(374.4)
The unaudited pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of results of operations that would have been achieved had the acquisition taken place on the date indicated, or the

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions, except option prices, ratios or as noted)
future consolidated results of operations of the Company. The pro forma financial information presented above has been derived from the historical consolidated financial statements of the Company and from the historical accounting records of CPA Global.
The unaudited pro forma results include certain pro forma adjustments to revenue and net loss that were directly attributable to the acquisition, assuming the acquisition had occurred on January 1, 2019, including the following: (i) additional amortization expense that would have been recognized relating to the acquired intangible assets, (ii) adjustments to interest expense to reflect the removal of CPA Global debt and the additional Company borrowings in conjunction with the acquisition, (iii) acquisition-related transaction costs which reduced expenses by $71.1 for the year ended December 31, 2020.
Acquisition of Decision Resources Group
On February 28, 2020, we acquired 100% of the assets, liabilities and equity interests of Decision Resources Group ("DRG"), a premier provider of high-value data, analytics and insights products and services to the healthcare industry, from Piramal Enterprises Limited ("PEL"), which is a part of global business conglomerate Piramal Group. The acquisition helps us expand our core businesses and provides us with the potential to grow in the LS&H segment. Refer to Note 19 - Segment Information for additional information.
The aggregate consideration paid in connection with the closing of the DRG acquisition was $965.0, comprised of $900.0 of base cash plus $6.1 of adjusted closing cash paid on the closing date and 2.9 million of the Company's ordinary shares issued to PEL on March 5, 2021. The contingent stock consideration was valued at $58.9 on the closing date and was revalued at each period end until the issuance date. For the year ended December 31, 2020, the fair value of the contingent stock consideration increased by $27.1, which was recorded to selling, general and administrative costs in the Consolidated Statements of Operations. The corresponding liability was $86.0 as of December 31, 2020, and recorded to Accrued expenses and other current liabilities in the Consolidated Balance Sheets. As the liability settled on March 5, 2021, with the Company issuing 2.9 million ordinary shares valued at $61.6, there was no liability captured within the December 31, 2021, Consolidated Balance Sheet. The DRG acquisition was accounted for using the acquisition method of accounting. The excess of the purchase price over the net tangible and intangible assets was recorded to Goodwill and primarily reflected the assembled workforce and expected synergies. Goodwill was not deductible for tax purposes. Due to the decrease to the fair value of the contingent stock consideration between December 31, 2020, and March 5, 2021, during the year ended December 31, 2021, total transaction costs in connection with the acquisition of DRG resulted in a net gain of $24.2. Total transaction costs during the year ended December 31, 2020, were $47.1.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions, except option prices, ratios or as noted)
The following table summarizes the final purchase price allocation for this acquisition:

Total
Accounts receivable	$52.2
Prepaid expenses	4.3
Other current assets	68.0
Property and equipment, net	4.1
Other intangible assets(1)	491.3
Other non-current assets	3.0
Operating lease right-of-use assets	25.1
Total assets	$648.0
Accounts payable	3.5
Accrued expenses and other current liabilities	88.6
Current portion of deferred revenue	35.1
Current portion of operating lease liabilities	5.2
Deferred income taxes	49.4
Non-current portion of deferred revenue	0.9
Operating lease liabilities	20.3
Total liabilities	203.0
Fair value of acquired identifiable assets and liabilities	$445.0

Purchase price, net of cash(2)	944.2
Less: Fair value of acquired identifiable assets and liabilities	445.0
Goodwill	$499.2

(1) Includes $4.0 of internally developed software in progress acquired.
(2) The Company acquired cash of $20.8.
The identifiable intangible assets acquired are amortized on a straight-line basis over their estimated useful lives. The following table summarizes the estimated fair value of DRG’s identifiable intangible assets acquired and their remaining amortization period (in years):

	Fair Value as of February 28, 2020	Remaining Range of Years
Customer relationships	$381.0	10-21
Database and content	50.2	2-7
Trade names	5.2	4-7
Purchased software	23.0	3-8
Backlog	28.0	4
Total identifiable intangible assets	$487.4
Unaudited pro forma information for the Company for the periods presented as if the acquisition had occurred January 1, 2019, is as follows:

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions, except option prices, ratios or as noted)

Year ended December 31,
2020
Pro forma revenues, net	$1,284.4
Pro forma net loss attributable to the Company's stockholders	$(335.7)
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
The unaudited pro forma results include certain pro forma adjustments to revenue and net loss that were directly attributable to the acquisition, assuming the acquisition had occurred on January 1, 2019, including the following: (i) additional amortization expense that would have been recognized relating to the acquired intangible assets, (ii) adjustments to interest expense to reflect the removal of DRG debt and the additional Company borrowings in conjunction with the acquisition, (iii) acquisition-related transaction costs and other one-time non-recurring costs which reduced expenses by $26.3 for the year ended December 31, 2020.

Note 5: Accounts Receivable
Our accounts receivable balance consists of the following as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Accounts receivable	$899.2	$931.3
Less: Accounts receivable allowance	(27.1)	(24.9)
Accounts receivable, net	$872.1	$906.4

The Company estimates credit losses for trade receivables by aggregating similar customer types together, because they tend to share similar credit risk characteristics, taking into consideration the number of days the receivable is past due. Provision rates for the allowance for doubtful accounts are based upon the historical loss method by evaluating factors such as the length of time receivables that are past due and historical collection experience. Additionally, provision rates are based upon current and future economic and competitive environment factors that could impact the collectability of the receivable. Trade and other receivables are written off when there is no reasonable expectation of recovery. Indicators that there is no reasonable expectation of recovery include past due status greater than 360 days or bankruptcy of the debtor. The activity in our accounts receivable allowance consists of the following for the years ended December 31, 2022, 2021 and 2020, respectively:

	Year Ended December 31,
	2022	2021	2020
Balance at beginning of year	$24.9	$23.9	$16.5
Additional provisions(1)	10.9	9.2	19.5
Write-offs	(7.8)	(8.0)	(22.2)
Opening balance sheet adjustment (ASU 2016 -13 adoption)	—	—	10.1
Exchange differences	(0.9)	(0.2)	—
Balance at the end of year	$27.1	$24.9	$23.9
(1) Prior period amounts have been revised pertaining to the accretion of fair value adjustments related to purchase accounting from recent acquisitions. The revisions did not impact Accounts receivable, net in our Consolidated Balance Sheets.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions, except option prices, ratios or as noted)
The potential for credit losses is mitigated because customer creditworthiness is evaluated before credit is extended. The Company recorded write-offs against the reserve of $7.8, $8.0 and $22.2 for the years ended December 31, 2022, 2021 and 2020, respectively.
We continue to monitor any impacts from the COVID-19 pandemic on our customers and various counterparties. During the years ended December 31, 2022, 2021 and 2020, the Company’s allowance for doubtful accounts and credit losses considered additional risk related to the pandemic. However, this risk to-date was not considered material.

Note 6: Leases
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
We determine if an arrangement is a lease at inception. Operating leases are included in Operating lease ROU assets, Current portion of operating lease liabilities, and Operating lease liabilities on our Consolidated Balance Sheet. The Company assesses its ROU asset and other lease-related assets for impairment consistent with other long-lived assets. Financing lease assets are included within the Property and Equipment financial statement line item and the related lease liability is treated as an item of indebtedness (see Note 12 - Debt) as a financing lease obligation within the Consolidated Balance Sheet. As of December 31, 2022, we did not record an impairment related to these assets beyond the non-cash adjustments recorded due to restructuring activity further described within Note 22 - Restructuring and Impairment.
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
Supplemental balance sheet information related to leases is summarized as follows:

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions, except option prices, ratios or as noted)

		December 31,
		2022	2021
Assets	Classification
Operating lease assets, net	Operating lease right-of-use assets(1)	$58.9	$86.0
Finance lease assets, net	Property and equipment, net(2)	6.2	30.5
Total lease assets		$65.1	$116.5
Liabilities
Current
Operating lease liabilities	Current portion of operating lease liability	$25.7	$32.2
Finance lease liabilities	Current portion of long-term debt	1.0	2.0
Non-current
Operating lease liabilities	Operating lease liabilities	72.9	94.0
Finance lease liabilities	Long-term debt	30.3	28.8
Total lease liabilities		$129.9	$157.0
(1) Operating lease assets are recorded net of accumulated amortization of $41.4 and $26.4 as of December 31, 2022 and 2021, respectively.
(2) Finance lease assets are recorded net of accumulated amortization of $1.8 and $1.0 as of December 31, 2022 and 2021, respectively.
The following illustrates the lease costs for the year ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Finance lease cost
Amortization of right-of-use assets	$10.8	$1.3
Interest on lease liabilities	1.2	0.1
Operating lease cost	27.9	28.8
Short-term lease cost	0.4	0.8
Variable lease cost	2.5	1.4
Total lease cost	$42.8	$32.4

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions, except option prices, ratios or as noted)

	Year Ended December 31,
	2022	2021
Other information
Cash Paid for amounts included in measurement of lease liabilities
Operating cash flows for operating leases(1)	$34.7	$30.8
Operating cash flows for finance leases	1.2	0.1
Financing cash flows for finance leases	1.9	0.2
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$2.6	$13.4
Finance leases	2.4	29.9
Weighted-average remaining lease term
Operating leases	5	4
Finance leases	14	2
Weighted-average discount rate
Operating leases	4.3%	4.4%
Finance leases	6.9%	3.8%
(1) During the preparation of the financial statements for the year ended December 31, 2022, the Company revised the disclosure within this table associated with cash paid for operating leases for the year ended December 31, 2021. Although the Company has determined that this revision did not have a material impact on its previously issued consolidated financial statements, the Company is revising the disclosure to reflect a decrease of $33.0 in cash paid for operating leases. The revision had no impact on cash flows from operating, investing or financing activities in the accompanying consolidated Statements of Cash Flows.

The future aggregate minimum lease payments as of December 31, 2022, under all non-cancelable leases for the years noted are as follows:

	Operating Leases	Finance Leases
Year Ending December 31,
2023	$29.4	$3.2
2024	24.5	3.2
2025	17.7	3.3
2026	12.8	3.4
2027	9.8	3.4
2028 & Thereafter	17.1	33.3
Total lease commitments	$111.3	$49.8
Less imputed interest	(12.7)	(18.5)
Total	$98.6	$31.3
In connection with certain leases, the Company guarantees the restoration of the leased property to a specified condition after completion of the lease period. As of December 31, 2022 and 2021, the liability of $1.6 and $1.4, respectively, associated with these restorations is recorded within Other non-current liabilities.
There were no material future minimum sublease payments to be received under non-cancelable subleases at December 31, 2022. The Company recognized $3.3, $3.1 and $2.0 of sublease income for the years ended December 31, 2022, 2021 and 2020, respectively.
Total rental expense under operating leases amounted to $27.9, $28.8 and $24.4 the years ended December 31, 2022, 2021 and 2020, respectively.

Note 7: Property and Equipment, Net
Property and equipment, net consisted of the following:

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions, except option prices, ratios or as noted)

	December 31,
	2022	2021
Computer hardware	$45.1	$45.5
Leasehold improvements	16.1	11.6
Furniture, fixtures and equipment	39.0	34.7
Capital office leases - finance lease asset	8.0	30.5
Other	2.1	2.3
Total property and equipment, gross	$110.3	$124.6
Accumulated depreciation	(55.8)	(40.8)
Total property and equipment, net	$54.5	$83.8

Depreciation amounted to $35.2, $14.0 and $12.7 for the years ended December 31, 2022, 2021 and 2020, respectively. There were no impairments related to leasehold improvements during the year ended December 31, 2022, compared to $5.5 for the year ended December 31, 2021. As part of the ProQuest Acquisition Integration Program, the Company abandoned a portion of the Capital office lease facility during the year ended December 31, 2022. As a result, the Company recorded a non-cash adjustment to Restructuring and impairment within the Consolidated Statement of Operations of $13.8 for the year ended December 31, 2022, and the carrying value of the capital office leases - finance lease asset was reduced by the same amount.

Note 8: Other Intangible Assets, net and Goodwill
Other Intangible Assets, net
The following tables summarize the gross carrying amounts and accumulated amortization of the Company’s identifiable intangible assets by major class:

	December 31, 2022			December 31, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Finite-lived intangible assets
Customer relationships	$7,809.0	$(821.5)	$6,987.5	$8,279.1	$(514.8)	$7,764.3
Databases and content	2,681.0	(780.5)	1,900.5	2,577.1	(591.0)	1,986.1
Computer software	765.1	(422.2)	342.9	733.1	(320.1)	413.0
Trade names	61.0	(19.8)	41.2	62.1	(10.5)	51.6
Backlog	27.8	(19.1)	8.7	29.1	(13.0)	16.1
Finite-lived intangible assets	$11,343.9	$(2,063.1)	$9,280.8	$11,680.5	$(1,449.4)	$10,231.1
Indefinite-lived intangible assets
Trade names	156.9	—	156.9	161.3	—	161.3
Total intangible assets	$11,500.8	$(2,063.1)	$9,437.7	$11,841.8	$(1,449.4)	$10,392.4
The Company performed the indefinite-lived impairment test as of October 1, 2022 and 2021. Additionally, the Company reviewed goodwill for indicators of impairment at December 31, 2022 and 2021. As part of this analysis, the Company determined that its indefinite-lived trade name assets, with a carrying value of $156.9 and $161.3 as of December 31, 2022 and 2021, respectively, was not impaired and will continue to be reported as indefinite-lived intangible assets.
The weighted-average amortization period for each class of finite-lived intangible assets and for total finite-lived intangible assets, which range between 3 and 23 years, is as follows:

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions, except option prices, ratios or as noted)

Remaining Weighted-Average Amortization Period (in years)
Customer relationships	23
Databases and content	14
Computer software	9
Trade names	9
Backlog	3
Total	18

Amortization amounted to $675.3, $523.8 and $290.5 for the years ended December 31, 2022, 2021 and 2020, respectively. Estimated amortization for each of the five succeeding years as of December 31, 2022, is as follows:

2023	$651.4
2024	624.0
2025	597.5
2026	560.0
2027	542.9
Thereafter	6,275.8
Subtotal finite-lived intangible assets	$9,251.6
Internally developed software projects in process	29.2
Total finite-lived intangible assets	$9,280.8
Intangibles with indefinite lives	156.9
Total intangible assets	$9,437.7
Goodwill
The change in the carrying amount of goodwill by segment is shown below:

	A&G Segment	LS&H Segment	IP Segment	Consolidated Total
Balance as of December 31, 2020(1)	$1,077.5	$1,045.2	$3,920.3	$6,043.0
Acquisition(1)	1,786.0	132.8	27.0	1,945.8
Impact of foreign currency fluctuations	(0.9)	(0.7)	(82.3)	(83.9)
Balance as of December 31, 2021(1)	$2,862.6	$1,177.3	$3,865.0	$7,904.9
Acquisition measurement period adjustments	2.9	2.1	—	5.0
Divestiture(2)	—	—	(42.8)	(42.8)
Goodwill impairment(3)	(1,745.8)	—	(2,662.1)	(4,407.9)
Impact of foreign currency fluctuations(4)	(9.9)	(3.0)	(569.8)	(582.7)
Balance as of December 31, 2022	$1,109.8	$1,176.4	$590.3	$2,876.5
(1) The prior year amounts have been revised for a reclassification of allocated goodwill between reporting units. Refer to Note 19 - Segment Information for additional information.
(2) Relates to the MarkMonitor Domain Management business divestiture. Refer to Note 18 - Other Operating (Income) Expense, Net for additional information.
(3) The total goodwill impairment charge reflected in the Consolidated Statements of Operations was $4,449 for the year ended December 31, 2022. The difference represents the CTA impact for amounts recorded in subsidiaries with functional currencies other than USD.

(4) The impact of foreign currency fluctuations was primarily driven by changes in the GBP/USD translation rate as of December 31, 2022, compared to December 31, 2021.
On December 22, 2021, the Company acquired Patient Connect, which included $8.5 of goodwill allocated to the LS&H segment.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions, except option prices, ratios or as noted)
On December 1, 2021, the Company acquired ProQuest, which included $1,897.2 of goodwill allocated to the A&G segment with the exception of $132.8 allocated to the LS&H segment. See Note 4 - Business Combinations for further details.
On August 3, 2021, the Company acquired Bioinfogate, which included $13.1 of goodwill allocated to the LS&H segment.
Results of Impairment Tests
A quantitative goodwill impairment assessment was performed as of September 30, 2022, over the Company's reporting units due to the following possible impairment indicators: (i) worsening market considerations and macroeconomic conditions such as increasing inflationary pressures and rising interest rates and (ii) sustained declines in the Company's share price during the three months ended September 30, 2022. This coincided with the Company's change in organizational structure to realign its business segments based on the products we offer and the markets they serve. With these changes, the Company changed its reportable segments, operating segments, and reporting units. The goodwill impairment assessment included an analysis on the Company's reporting units immediately before and immediately after the change. This included five reporting units in the legacy structure and four reporting units post-realignment. Refer to Note 3 - Summary of Significant Accounting Policies and Note 19 - Segment Information for additional information.
Based on the quantitative analysis performed in connection with the Company's preparation of these Consolidated Financial Statements in the third quarter of 2022, the Company recorded a goodwill impairment charge of $4,407.9 as follows: (i) $1,745.8 related to the ProQuest reporting unit within the A&G segment; (ii) $2,569.1 related to the former IP Management reporting unit within the IP segment; and (iii) $93.0 related to the former Patent reporting unit within the IP segment. The impairment charge recorded for the ProQuest reporting unit and the former IP Management reporting unit represented a total write-off of the goodwill associated with each of these reporting units. The estimated fair value of each of the remaining reporting units exceeded their carrying values.
In completing the interim quantitative goodwill impairment assessment, the Company used the following weighted average cost of capital ("WACC") for its discount rate assumptions:
•Legacy Structure: the Company used a WACC of 9.5% for the Science Group, Trademark, Patent, and Domain reporting units. The Company used a 10.5% WACC for the IP Management reporting unit.
•New Structure: the Company used a WACC of 9.5% for the Web of Science Group and Life Sciences & Healthcare reporting units. The Company used a WACC of 10.0% for the ProQuest and Intellectual Property (which includes legacy Trademark, Patent, Domain, and IP Management) reporting units.
The discount rates were derived using a capital asset pricing model and analyzing published rates for industries relevant to each reporting unit to estimate the cost of equity financing. The Company used discount rates we believe to be commensurate with the risks and uncertainty inherent in the respective reporting units and in its internally developed forecasts.
In the fourth quarter of 2022, the Company performed its annual goodwill impairment testing by applying the qualitative assessment to each of its four reporting units. The Company considered various qualitative factors, including those described above, that would have affected the estimated fair value of the reporting units, as well as the historical significant level of headroom. The results of the qualitative assessments indicated that it is not more likely than not that the fair values of the reporting units were less than their carrying values. As such, as of October 1, 2022, our most recent annual goodwill impairment testing date, goodwill was not impaired.
Notwithstanding the results of the Company's interim impairment assessment, if the Company is unable to successfully achieve the revenue growth it projects, the financial performance of any of our reporting units declines significantly, or interest rates continue to rise and this leads to an increase in the cost of capital, then it is possible these financial, economic, and geopolitical conditions could result in another triggering event for the Company in the future and could lead to a potential impairment. In addition, if any of these financial, economic, or geopolitical conditions has a more significant adverse effect on the Company, these could lead to a potential impairment of Company's goodwill or other indefinite-lived or long-lived assets. Such a charge could have a material effect on our financial position and results of operations.
Divested Operations

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions, except option prices, ratios or as noted)
On October 31, 2022, the Company completed the sale of the MarkMonitor Domain Management business (IP segment) to Newfold Digital, a leading web presence solutions provider. The aggregate closing consideration included proceeds, net of cash transferred of $285.0, deferred closing consideration of $10.6, and other of $0.5. As a result of the sale, the Company recorded a net gain of $278.5 during the year ended December 31, 2022 and wrote off balances associated with the business including intangible assets of $10.6 and goodwill of $42.8.
On November 6, 2020, the Company completed the sale of certain assets and liabilities of the Techstreet business (IP segment) to The International Society of Interdisciplinary Engineers LLC, for a total purchase price of $42.8, of which $4.3 was held in escrow and paid to the Company in November 2021. The Company used the proceeds for general business purposes. As a result of the sale, the Company recorded a net gain on sale of $28.1, inclusive of transaction costs of $0.1 incurred in connection with the divestiture. The gain on sale is included in Other operating (expense) income, net within the Consolidated Statements of Operations during the year ended December 31, 2020. As a result of the sale, the Company wrote off balances associated with Techstreet including intangible assets of $10.2 and goodwill of $9.1.
The divestitures did not represent a strategic shift and are not expected to have a major effect on the Company’s operations or financial results, as defined by ASC 205-20, Discontinued Operations. As a result, the divestitures do not meet the criteria to be classified as discontinued operations.

Note 9: Derivative Instruments
The Company had interest rate swap arrangements with counterparties to reduce its exposure to variability in cash flows relating to interest payments on its outstanding Term Loan arrangements. In November 2022, the Company amended an interest rate swap arrangement entered into during March 2021 to increase the 0% LIBOR floor to a 1% LIBOR floor. The interest swap arrangement relates to $150.0 of its Term Loan arrangement effective October 31, 2022, with a maturity date of March 31, 2024. Additionally, in October 2022, the Company amended an interest rate swap arrangement entered into during March 2021 to split the interest rate swap into two arrangements relating to interest payments on a total of $200.0 of its Term Loan arrangements, effective March 31, 2021, and October 31, 2022, respectively. Both of these derivatives have a maturity date of March 28, 2024. The Company applies hedge accounting by designating the interest rate swaps as a hedge on applicable future quarterly interest payments.
In August 2022, the Company entered into two interest rate swap arrangements relating to interest payments on a total of $779.8 of its Term Loan arrangements, effective August 5, 2022, and August 4, 2022, respectively. Both of these derivatives have notional amounts that amortize downward, and a maturity date of October 31, 2026. The Company applies hedge accounting by designating the interest rate swaps as a hedge on applicable future quarterly interest payments.
In 2019, the Company also entered into two interest rate swap arrangements relating to interest payments on a total of $100.0 of its Term Loan arrangements, effective March 31, 2021, and April 30, 2021, respectively. Both of these derivatives have notional amounts that amortize downward, and a maturity date of September 2023. The Company applies hedge accounting by designating the interest rate swaps as a hedge on applicable future quarterly interest payments.
For additional information on our outstanding Term Loan and related hedging, see Note 12 - Debt and Item 7A. Qualitative and Quantitative Disclosures about Market Risk.
Changes in fair value are recorded in accumulated other comprehensive income (loss) ("AOCI") and the amounts reclassified out of AOCI are recorded to Interest expense and amortization of debt discount, net. The fair value of the interest rate swaps is recorded in other current assets or accrued expenses and other current liabilities and other non-current assets or liabilities in the Consolidated Balance Sheets, according to the duration of related cash flows. The fair value of the interest rate swaps was an asset of $49.5 and $2.0 as of December 31, 2022 and December 31, 2021, respectively.

The following table summarizes the changes in AOCI (net of tax) related to cash flow hedges for the year ended December 31, 2022, 2021 and 2020:

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions, except option prices, ratios or as noted)

AOCI Balance at December 31, 2019	$(2.8)
Derivative losses recognized in Other comprehensive loss	(4.4)
Amount reclassified out of Other comprehensive loss to Net loss	3.4
AOCI Balance at December 31, 2020	$(3.8)
Derivative gains recognized in Other comprehensive loss	3.4
Amount reclassified out of Other comprehensive loss to Net loss	3.0
AOCI Balance at December 31, 2021	$2.6
Derivative gains recognized in Other comprehensive loss	52.8
Amount reclassified out of Other comprehensive loss to Net loss	(4.1)
AOCI Balance at December 31, 2022	$51.3
Foreign Currency Forward Contracts
The Company periodically enters into foreign currency contracts to help manage the Company’s exposure to foreign exchange rate risks. These contracts generally do not exceed 180 days in duration. The Company recognized loss (gain) from the mark to market adjustment of $1.2, $6.9 and $(20.8) for the year ended December 31, 2022, 2021 and 2020, respectively, in Other operating (income) expense, net on the Consolidated Statements of Operations. The principal amount of outstanding foreign currency contracts was $165.1 and $216.7 as of December 31, 2022 and December 31, 2021, respectively.
The Company accounts for these forward contracts at fair value and recognizes the associated realized and unrealized gains and losses in Other operating (income) expense, net in the Consolidated Statements of Operations. The contracts are not designated as accounting hedges under the applicable sections of ASC 815, Derivatives and Hedging. The total fair value of the forward contracts represented an asset balance of $0.8 and $2.2 and a liability balance of $0.4 and $0.7 as of December 31, 2022 and December 31, 2021, respectively, which was classified within Other current assets and Accrued expenses and other current liabilities, respectively, on the Consolidated Balance Sheets. See Note 10 - Fair Value Measurements for additional information related to the fair value of derivative instruments.

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

Below is a summary of the valuation techniques used in determining fair value:

Derivatives - Derivatives consist of foreign exchange contracts and interest rate swaps. The fair value of foreign exchange contracts is based on observable market inputs of spot and forward rates or using other observable rates. The fair value of the interest rate swaps is the estimated amount that the Company would receive or pay to terminate such agreements, taking

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions, except option prices, ratios or as noted)
into account market interest rates and the remaining time to maturities or using market inputs with mid-market pricing as a practical expedient for bid-ask spread. See Note 9 - Derivative Instruments for additional information.

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

Debt - The carrying value of the Company's variable interest rate debt, excluding unamortized debt issuance costs and original issue discount, approximates fair value due to the short-term nature of the interest rate benchmark rates. The fair value of the Company's variable and fixed rate debt is estimated based on market observable data for our debt. The fair value of the Company's debt was $4,709.6 and $5,595.5 at December 31, 2022 and 2021, respectively, and is considered Level 2 under the fair value hierarchy.

Private Placement Warrants - The Company has determined that the Private Placement Warrants for shares of the Company's ordinary stock that are not indexed to its own stock are subject to accounting treatment as a liability and should be reported at fair value on the balance sheet. The Company has determined that the fair value of each Private Placement Warrant issued using a Monte Carlo simulation approach for valuations performed through the August 14, 2019, modification described in Note 15 - Share-based Compensation, and a Black-Scholes option valuation model thereafter. Accordingly, the warrants issued are classified as Level 3 financial instruments and are subject to remeasurement at each balance sheet date. Any change in fair value is recognized as a component of mark to market adjustment on financial instruments in the Consolidated Statements of Operations. The assumptions in the models include, but are not limited to, risk-free interest rate, expected volatility of stock prices for the Company and its peer group, dividend yield, and a DLOM was applied to shares that are subject to remaining post vesting lock up restrictions. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the ordinary stock warrants. At that time, the portion of the warrant liabilities related to the ordinary stock warrants will be reclassified to additional paid-in capital. The amount of income recorded within the Consolidated Statement of Operations for each period as a result of the changes in fair value was $206.8 and $81.3 for the year ended December 31, 2022 and 2021, respectively.

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

Employee Phantom Share Plan - As of December 31, 2021, the Company maintained a liability associated with the CPA Global Phantom Equity Plan, a portion of which was recorded in connection with the acquisition opening balance sheet. Changes in the liability were recorded to Selling, general and administrative costs and Cost of revenues in the Consolidated Statements of Operations, which was primarily driven by the change in fair value pertaining to Clarivate's share price that is

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions, except option prices, ratios or as noted)
marked to market at the end of each reporting period. To the extent vesting of awards were accelerated for colleagues, the Company accounted for these as a modification and acceleration of share-based compensation charges within the Restructuring and impairment line item of the Consolidated Statement of Operations. The current and non-current portions of the liability were recorded in Accrued expenses and other current liabilities and Other non-current liabilities, respectively. The balances were classified as Level 2 in the fair value hierarchy because it was based on observable market data and other indirect observable market input such as, the expected volatility of the Company’s stock price, the DLOM, and the discount for potential forfeiture or modification.

The following table provides a summary of the Company’s assets and liabilities that were recognized at fair value on a recurring basis at December 31, 2022 and December 31, 2021:

	December 31, 2022
	Level 2	Level 3	Total Fair Value
Assets
Forward currency contracts asset - current	$0.8	$—	$0.8
Interest rate swap asset - current	2.3	—	2.3
Interest rate swap asset - non-current	47.2	—	47.2
Total	$50.3	$—	$50.3

Liabilities
Warrant liability	$—	$21.0	$21.0
Forward currency contracts liability - current	0.4	—	0.4
Total	$0.4	$21.0	$21.4

	December 31, 2021
	Level 2	Level 3	Total Fair Value
Assets
Forward currency contracts asset - current	$2.2	$—	$2.2
Interest rate swap asset - non-current	2.0	—	2.0
Total	$4.2	$—	$4.2

Liabilities
Warrant liability	$—	$227.8	$227.8
CPA Global Equity Plan liability - current(1)	152.4	—	152.4
Forward currency contracts liability - current	0.7	—	0.7
Total	$153.1	$227.8	$380.9

(1) This amount is reflected within Accrued expenses and other current liabilities within our Consolidated Balance Sheets as of December 31, 2021.
Private Placement Warrants - The following table summarizes the changes in the Private Placement Warrants liability for the year ended December 31, 2022 and 2021:

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions, except option prices, ratios or as noted)

Balance at December 31, 2020	$312.7
Mark to market adjustment on financial instruments	(81.3)
Exercise of Private Placement Warrants	(3.6)
Balance at December 31, 2021	$227.8
Mark to market adjustment on financial instruments	(206.8)
Exercise of Private Placement Warrants	—
Balance at December 31, 2022	$21.0
There were no transfers of assets or liabilities between levels during the year ended December 31, 2022 and 2021.
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

Right of Use Asset - The guidance in ASC 360-10 requires three steps to identify, recognize and measure the impairment of a long-lived asset (asset group) to be held and used. The Company evaluates whether there are indicators of impairment present (i.e., whether there are any events or changes in circumstances that indicate that the carrying amount of the long-lived asset (group) might not be recoverable, including the ceased use of the leased property). The Company performs tests for recoverability and if indicators of impairment are present, the Company perform a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the long-lived asset (asset group) in question to the carrying amount of the long-lived asset (asset group). If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of the long-lived asset (asset group), the Company determines the fair value of the long-lived asset (asset group) and recognizes an impairment loss if the carrying amount of the long-lived asset (asset group) exceeds its fair value. The Company recorded a non-cash adjustment to Restructuring and impairment within the Consolidated Statement of Operations to reduce the carrying value of operating lease right of use assets by $8.6 and $57.3 for the year ended December 31, 2022 and 2021, respectively. Additionally, the Company incurred $0.7 and $3.3 in lease termination fees during the year ended December 31, 2022 and 2021, respectively. Fair value assumptions including sublease probabilities and the present value factor were used in the impairment calculation.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions, except option prices, ratios or as noted)
Note 11: Pension and Other Post‑Retirement Benefits
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
Defined contribution plans
Employees participate in various defined contribution savings plans that provide for Company-matching contributions. Costs for future employee benefits are accrued over the periods in which employees earn the benefits. Total expense related to defined contribution plans was $30.5, $18.1 and $13.3 for the years ended December 31, 2022, 2021 and 2020, respectively, which approximates the cash outlays related to the plans.
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
The following table presents the changes in projected benefit obligations, the plan assets, and the funded status of the defined benefit pension plans:

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions, except option prices, ratios or as noted)

	December 31,
	2022	2021
Obligation and funded status:
Change in benefit obligation
Projected benefit obligation at beginning of year	$21.5	$21.6
Service costs	1.5	1.5
Interest cost	0.4	0.3
Plan participant contributions	0.1	0.1
Actuarial (gains) losses	(2.7)	(0.5)
Acquisition/Business Combination/Divestiture	(0.3)	0.9
Benefit payments	(0.9)	(0.9)
Expenses paid from assets	—	—
Settlements	(0.1)	(0.3)
Curtailment	(0.3)	—
Effect of foreign currency translation	(1.5)	(1.2)
Projected benefit obligation at end of year	$17.7	$21.5
Change in plan assets
Fair value of plan assets at beginning of year	$6.7	$6.7
Actual return on plan assets	0.1	0.3
Settlements	(0.1)	(0.3)
Plan participant contributions	0.1	0.1
Acquisition/Business Combination/Divestiture	—	—
Employer contributions	1.1	1.4
Benefit payments	(0.9)	(0.9)
Expenses paid from assets	—	—
Effect of foreign currency translation	(0.3)	(0.6)
Fair value of plan assets at end of year	6.7	6.7
Unfunded status	$(11.0)	$(14.8)
The following table summarizes the amounts recognized in the Consolidated Balance Sheets related to the defined benefit pension plans:

	December 31,
	2022	2021
Current liabilities	$(1.1)	$(1.1)
Non-current liabilities	(9.9)	(13.7)
AOCI	(2.1)	0.7
The following table provides information for those pension plans with an accumulated benefit obligation in excess of plan assets and projected benefit obligations in excess of plan assets:

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions, except option prices, ratios or as noted)

	December 31,
	2022	2021
Plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	$15.6	$18.6
Fair value of plan assets	6.7	6.7
Plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	$17.7	$21.5
Fair value of plan assets	6.7	6.7
The components of net periodic benefit cost changes in plan assets and benefit obligations recognized as follows:

	Year Ended December 31,
	2022	2021	2020
Service cost	$1.5	$1.5	1.1
Interest cost	0.4	0.3	0.3
Expected return on plan assets	(0.2)	(0.2)	(0.2)
Amortization of actuarial gains	0.1	—	—
Settlement/(Curtailment)	(0.3)	(0.1)	(0.5)
Net periodic benefit cost	$1.5	$1.5	$0.7
The following table presents the weighted-average assumptions used to determine the net periodic benefit cost as of:

	December 31,
	2022	2021
Discount rate	2.38%	1.66%
Expected return on plan assets	3.04%	3.04%
Rate of compensation increase	4.89%	5.18%
Social Security increase rate	2.50%	2.50%
Pension increase rate	1.90%	1.80%
The following table presents the weighted-average assumptions used to determine the benefit obligations as of:

	December 31,
	2022	2021
Discount rate	4.84%	2.38%
Rate of compensation increase	6.35%	5.79%
Social Security increase rate	3.00%	2.50%
Pension increase rate	2.25%	1.90%

The Company determines the assumptions used to measure plan liabilities as of the December 31 measurement date.

The discount rate represents the interest rate used to determine the present value of the future cash flows currently expected to be required to settle the Company’s defined benefit pension plan obligations. The discount rates are derived using weighted average yield curves on corporate bonds. The cash flows from the Company’s expected benefit obligation payments are then matched to the yield curve to derive the discount rates. At December 31, 2022, the discount rates ranged

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions, except option prices, ratios or as noted)
from 1.60% to 7.20% for the Company’s pension plan and postretirement benefit plan. At December 31, 2021, the discount rates ranged from 0.55% to 5.90% for the Company’s pension plan and postretirement benefit plan.
Plan Assets
The general investment objective for our plan assets is to obtain a rate of investment return consistent with the level of risk being taken and to earn performance rates of return as required by local regulations for our defined benefit plans. For such plans, the strategy is to invest primarily 100% in insurance contracts. Plan assets held in insurance contracts do not have target asset allocation ranges. The expected long-term return on plan assets is estimated based off of historical and expected returns. As of December 31, 2022, the expected weighted-average long-term rate of return on plan assets was 3%.
The fair value of our plan assets and the respective level in the far value hierarchy by asset category is as follows:

	December 31, 2022				December 31, 2021
Fair value measurement of pension plan assets:	Level 1	Level 2	Level 3	Total Assets	Level 1	Level 2	Level 3	Total Assets
Insurance contract	$—	—	6.7	$6.7	$—	—	6.7	$6.7

The fair value of the insurance contracts is an estimate of the amount that would be received in an orderly sale to a market participant at the measurement date. The amount the plan would receive from the contract holder if the contracts were terminated is the primary input and is unobservable. The insurance contracts are therefore classified as Level 3 investments.

The following table provides the estimated pension benefit payments that are payable from the plans to participants as of December 31, 2022, for the following years:

2023	$1.3
2024	1.4
2025	1.5
2026	1.7
2027	1.7
2028 to 2032	8.6
Total	$16.2

Based on the current status of our defined benefit obligations, we expect to make payments in the amount of $1.0 to fund these plans in 2023. However, this estimate may change based on future regulatory changes.

Note 12: Debt
The following table is a summary of the Company’s debt:

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions, except option prices, ratios or as noted)

		December 31, 2022		December 31, 2021
Type	Maturity	Effective Interest Rate	Carrying Value	Effective Interest Rate	Carrying Value
Senior Notes	2029	4.875%	$921.4	4.875%	$921.4
Senior Secured Notes	2028	3.875%	921.2	3.875%	921.2
Revolving Credit Facility	2027	7.234%	—	3.359%	175.0
Term Loan Facility	2026	7.384%	2,497.4	3.860%	2,818.8
Senior Secured Notes	2026	4.500%	700.0	4.500%	700.0
Finance lease(1)	2036	6.936%	31.3	3.800%	30.8
Total debt outstanding			5,071.3		5,567.2
Debt issuance costs			(36.8)		(47.1)
Term Loan Facility (2026), Senior Notes (2029), Senior Secured Notes (2028), discounts			(28.5)		(33.2)
Current portion of long-term debt			(1.0)		(30.6)
Long-term debt			$5,005.0		$5,456.3

(1) See Note 6 - Leases for additional information.
The loans were priced at market terms and collectively have a weighted average interest rate of 5.883% and 4.096% for the year ended December 31, 2022 and 2021, respectively.
Financing Transactions
Senior Notes (2029) and Senior Secured Notes (2028)
The Company has $921.2 aggregate principal amount of its Senior Secured Notes due 2028 and $921.4 aggregate principal amount of its Senior Notes due 2029 bearing interest at a rate of 3.875% and 4.875% per annum, respectively, payable semi-annually to holders of record on June 30 and December 30 of each year. The first interest payment was paid in December 2021. Both of these series of Notes were issued by Clarivate Science Holdings Corporation (the "Issuer"), an indirect wholly-owned subsidiary of Clarivate.

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

The Senior Secured Notes and Senior Notes are subject to redemption as a result of certain changes in control at 101% of the principal amount, plus accrued and unpaid interest to the date of purchase. At the Company’s election, these Notes may be redeemed (i) prior to June 30, 2024, at a redemption price equal to 100% of the aggregate principal amount of the Notes being redeemed, plus a “make-whole” premium and accrued and unpaid interest to the date of redemption; (ii) prior to June 30, 2024, the Company may use funds, in an aggregate amount not exceeding the net cash proceeds of one or more specified equity offerings, to redeem up to 40% of the aggregate principal amount of the Senior Secured Notes and Senior Notes at a redemption price equal to 103.875% and 104.875% of the aggregate principal amount being redeemed, respectively, plus accrued and unpaid interest and additional amounts to the date of redemption provided that at least 50% of the original aggregate principal amount of the Notes issued on the Closing Date remains outstanding after the redemption (or all Notes are redeemed substantially concurrently) and the redemption occurs within 120 days of the date of the closing of such equity offering; or, (iii) on or after June 30, 2024, during the 12 month period commencing on June 30 of each of the years referenced below based on the call premiums listed below, plus accrued and unpaid interest to the date of redemption.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions, except option prices, ratios or as noted)

	Redemption Price (as a percentage of principal)
Period	Senior Secured Notes (2028)	Senior Notes (2029)
2024	101.938%	102.438%
2025	100.969%	101.219%
2026 and thereafter	100.000%	100.000%
The Indenture governing the Senior Secured Notes due 2028 contains covenants which, among other things, limit the incurrence of additional indebtedness (including acquired indebtedness), issuance of certain preferred stock, the payment of dividends, making restricted payments and investments, the purchase or acquisition or retirement for value of any equity interests, the provision of loans or advances to restricted subsidiaries, the sale or lease or transfer of any properties to any restricted subsidiaries, the transfer or sale of assets, and the creation of certain liens. As of December 31, 2022, we were in compliance with the indenture covenants.

Senior Secured Notes (2026)
The Company has $700.0 aggregate principal amount of its Senior Secured Notes due 2026 bearing interest at 4.50% per annum, payable semi-annually to holders of record on May 1 and November 1 of each year. The first interest payment was paid in May 2020. The Senior Secured Notes due 2026 were issued by Camelot Finance S.A. (the "Lux Issuer"), an indirect wholly-owned subsidiary of Clarivate, and are secured on a first-lien pari passu basis with borrowings under the Credit Facilities and Senior Secured Notes due 2028. These Notes are guaranteed on a joint and several basis by each of Clarivate's indirect subsidiaries that is an obligor or guarantor under the Credit Facilities and are general senior secured obligations of the Lux Issuer and are secured on a first-priority basis by the collateral now owned or hereafter acquired by the Lux Issuer and each of the guarantors that secures the Issuer’s and such guarantor’s obligations under Clarivate's credit facilities (subject to permitted liens and other exceptions).
The Senior Secured Notes due 2026 are subject to redemption as a result of certain changes in tax laws or treaties of (or their interpretation by) a relevant taxing jurisdiction at 100% of the principal amount, plus accrued and unpaid interest to the date of redemption, and upon certain changes in control at 101% of the principal amount, plus accrued and unpaid interest to the date of purchase. Additionally, at the Company’s election, the Notes may be redeemed (i) prior to November 1, 2022 at a redemption price equal to 100% of the aggregate principal amount of Notes being redeemed plus a “make-whole” premium and accrued and unpaid interest to the date of redemption or (ii) prior to November 1, 2022, the Company may use funds in an aggregate amount not exceeding the net cash proceeds of one or more specified equity offerings to redeem up to 40% of the aggregate principal amount of the Notes at a redemption price equal to 104.5% of the aggregate principal amount of the Notes being redeemed, plus accrued and unpaid interest and additional amounts to the date of redemption provided that at least 50% of the original aggregate principal amount of the Notes issued on the Closing Date remains outstanding after the redemption (or all Notes are redeemed substantially concurrently) and the redemption occurs within 120 days of the date of the closing of such equity offering or (iii) on November 1 of each of the years and respective call premiums listed below, plus accrued and unpaid interest to the date of redemption.

Period	Redemption Price (as a percentage of principal)
2023	101.125%
2024 and thereafter	100.000%
The Indenture governing the Senior Secured Notes due 2026 contains covenants which, among other things, limit the incurrence of additional indebtedness (including acquired indebtedness), issuance of certain preferred stock, the payment of dividends, making restricted payments and investments, the purchase or acquisition or retirement for value of any equity interests, the provision of loans or advances to restricted subsidiaries, the sale or lease or transfer of any properties to any restricted subsidiaries, the transfer or sale of assets, and the creation of certain liens. As of December 31, 2022, we were in compliance with the indenture covenants.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions, except option prices, ratios or as noted)
The Credit Facilities
Borrowings under the Credit Facilities, bear interest at a floating rate which can be, at our option, either (i) a Eurocurrency rate plus an applicable margin or (ii) an alternate base rate (equal to the highest of (i) the rate which Bank of America, N.A. announces as its prime lending rate, (ii) the Federal Funds Effective Rate plus one-half of 1.00% and (iii) the Eurocurrency rate for an interest period of one month for loans denominated in dollars plus 1.00% plus an applicable margin). Commencing with the last day of the first full quarter ending after the closing date of the Credit Facilities, the Term Loan Facility will amortize in equal quarterly installments in an amount equal to 1.00% per annum of the original par principal amount thereof, with the remaining balance due at final maturity.

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
The Credit Facilities provide that, upon the occurrence of certain events of default, our obligations thereunder may be accelerated, and the lending commitments terminated. Such events of default include payment defaults to the lenders, material inaccuracies of representations and warranties, covenant defaults, cross-defaults to other material indebtedness (including the Senior Secured Notes due 2026 and 2028 and Senior Notes 2029), voluntary and involuntary bankruptcy proceedings, material money judgments, loss of perfection over a material portion of collateral, material ERISA/pension plan events, certain change of control events and other customary events of default, in each case subject to threshold, notice and grace period provisions.
The Company may be subject to certain negative covenants, including either a fixed charge coverage ratio, total first lien net leverage ratio, or total net leverage ratio if certain conditions are met. As of December 31, 2022, the Company was in compliance with the covenants for the credit facilities.
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

On March 31, 2022, the Company’s direct and indirect subsidiaries that are borrowers or guarantors under the Credit Agreement dated as of October 31, 2019, (the "Credit Agreement") entered into an amendment thereto, pursuant to which the total revolving credit commitments thereunder were increased by $400.0 from $350.0 to $750.0 in the aggregate and the maturity date for revolving credit commitments was extended to March 31, 2027, subject to a “springing” maturity date that is 90 days prior to the maturity date of (i) the term loans outstanding under the Credit Agreement as of the date of the amendment or (ii) the 4.50% Senior Secured Notes due 2026 and issued by Camelot Finance S.A. (but only to the extent such term loans or senior secured notes have not, prior thereto, been refinanced or extended to have a maturity date of no earlier than 90 days after March 31, 2027).
The Revolving Credit Facility carries an interest rate at Term SOFR, plus a 0.1% SOFR adjustment, plus 3.25% per annum (or 2.75% per annum, based on first lien leverage ratios) or Prime plus a margin of 2.25% per annum, as applicable depending on the borrowing. The Revolving Credit Facility interest rate margins will decrease upon the achievement of certain first lien net leverage ratios (as the term is used in the Credit Agreement) and is subject to a commitment fee rate of 0.5% per annum (or 0.375% per annum, based on first lien leverage ratios) times the unutilized amount of total revolving commitments.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions, except option prices, ratios or as noted)
Proceeds of loans made under the Revolving Credit Facility may be borrowed, repaid and reborrowed prior to the maturity of the Revolving Credit Facility. Our ability to draw under the Revolving Credit Facility or issue letters of credit thereunder is conditioned upon, among other things, delivery of required notices, accuracy of the representations and warranties contained in the Credit Agreement and the absence of any default or event of default under the Credit Agreement.
During the fourth quarter of 2022, the Company paid the $175.0 outstanding balance on its Revolving Credit Facility that we had borrowed in November 2021 and used the net proceeds for general corporate purposes. As a result, the Company had no outstanding balance on its Revolving Credit Facility as of December 31, 2022.
As of December 31, 2022, letters of credit totaling $9.5 were collateralized by the Revolving Credit Facility. Notwithstanding the Revolving Credit Facility, the Company had unsecured corporate guarantees outstanding for $12.9 and cash collateralized letters of credit totaling $3.3 as of December 31, 2022, all of which were not collateralized by the Revolving Credit Facility.
Term Loan Facility (2026)
The Company has a Term Loan Facility of $2,860.0 due 2026, which was fully drawn at closing. During the fourth quarter of 2022, the Company made a $300.0 prepayment on its Term Loan Facility. Prior to this prepayment, the principal amount of the Term Loan Facility was repaid by the Company on the last business day of each March, June, September and December, in an amount equal to 0.25% of the aggregate outstanding amount of the initial term loans which, as of December 31, 2022, was $2,497.4.
The fair value of the Company’s debt was $4,709.6 and $5,595.5 at December 31, 2022 and December 31, 2021, respectively, and is considered Level 2 under the fair value hierarchy. Refer to Note 10 - Fair Value Measurements for additional information.
Amounts due under all of the Company's outstanding borrowings as of December 31, 2022, for the next five years are as follows:

2023	$1.0
2024	1.2
2025	1.3
2026	3,198.8
2027	1.7
Thereafter	1,867.3
Total maturities	5,071.3
Less: capitalized debt issuance costs and original issue discount	(65.3)
Total, including the current portion of long-term debt, as of December 31, 2022	$5,006.0

Note 13: Revenue
Disaggregated Revenues
We disaggregate our revenues by segment (see Note 19 - Segment Information) and by transaction type based on revenue recognition pattern as follows:
•Subscription-based revenues are recurring revenues that are earned under annual, evergreen or multi-year contracts pursuant to which we license the right to use our products to our customers or provide maintenance services over a contractual term. Revenues from the sale of subscription data, maintenance services, and analytics solutions are recognized ratably over the contractual period.
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

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions, except option prices, ratios or as noted)
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
The following table presents the Company’s revenues by transaction type based on revenue recognition pattern for the periods presented:

	Year Ended December 31,
	2022	2021	2020
Subscription revenues	$1,619.8	$1,034.4	$877.7
Re-occurring revenues	441.9	453.2	111.9
Transactional and other revenues	599.1	393.3	287.6
Total revenues, gross	2,660.8	1,880.9	1,277.2
Deferred revenues adjustment(1)	(1.0)	(4.0)	(23.1)
Total revenues, net	$2,659.8	$1,876.9	$1,254.1

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

Cost to Obtain a Contract
The Company has prepaid sales commissions included in both Prepaid expenses and Other non-current assets on the balance sheets. The amount of prepaid sales commissions included in Prepaid expenses was $27.7 and $27.2 as of December 31, 2022 and 2021, respectively. The amount of prepaid sales commissions included in Other non-current assets was $15.5 and $17.1 as of December 31, 2022 and 2021, respectively. The Company has not recorded any impairments against these prepaid sales commissions.
Contract Balances

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions, except option prices, ratios or as noted)

	Accounts receivable, net	Current portion of deferred revenues	Non-current portion of deferred revenues
Opening (January 1, 2022)	$906.4	$1,030.4	$54.2
Closing (December 31, 2022)	872.1	947.5	38.5
Decrease	$34.3	$82.9	$15.7

Opening (January 1, 2021)	$737.7	$707.3	$41.4
Closing (December 31, 2021)	906.4	1,030.4	54.2
Increase	$(168.7)	$(323.1)	$(12.8)

Opening (January 1, 2020)	$333.9	$407.3	$19.7
Closing (December 31, 2020)	737.7	707.3	41.4
Increase	$(403.8)	$(300.0)	$(21.7)
The amount of revenue recognized in the period that was included in the opening deferred revenues balances was $955.9, $563.1 and $400.7 for the years ended December 31, 2022, 2021 and 2020, respectively. This revenue consists primarily of subscription revenues.
Transaction Price Allocated to Remaining Performance Obligations
As of December 31, 2022, approximately $101.6 of revenue is expected to be recognized in the future from remaining performance obligations, excluding contracts with a duration of one year or less. The Company expects to recognize revenue on approximately 51% of these performance obligations over the next 12 months. Of the remaining 49%, 24% is expected to be recognized within the following year, 16% is expected to be recognized within three to five years, with the final 9% expected to be recognized within six to ten years.

Note 14: Shareholders’ Equity
As of December 31, 2022, there were unlimited shares of ordinary stock authorized and 674.4 million shares issued and outstanding, with no par value. The Company did not hold any shares as treasury shares as of December 31, 2022, and 0.5 million shares as treasury shares as of December 31, 2021. The Company’s ordinary shareholders are entitled to one vote per share.
DRG Acquisition Shares
In connection with the DRG acquisition, 2.9 million ordinary shares of the Company were issued to Piramal Enterprises Limited ("PEL") in March 2021.
MCPS Offering
In June 2021, concurrently with the June 2021 Ordinary Share Offering (see Note 1 - Background and Nature of Operations), we completed a public offering of 14.4 million of our 5.25% Series A Mandatory Convertible Preferred Shares ("MCPS") (which included 1.9 million of our MCPS that the underwriters purchased pursuant to their option to purchase additional shares). Dividends on our mandatory convertible preferred shares are payable, as and if declared by our Board of Directors, at an annual rate of 5.25% of the liquidation preference of $100.00 per share. We may pay declared dividends on March 1, June 1, September 1 and December 1 of each year, commencing on September 1, 2021, and ending on, and including, June 1, 2024. Each of our convertible preferred shares has a liquidation preference of $100.00.
As of December 31, 2022, we accrued $6.5 of preferred share dividends within Accrued expenses and other current liabilities. While the dividends on the MCPS are cumulative, they will not be paid until declared by the Company’s Board of Directors. If the dividends are not declared, they will continue to accumulate until paid, due to a backstop contained in the agreement (even if never declared).

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions, except option prices, ratios or as noted)
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
Holders of the preferred shares have the right to convert all or any portion of their shares at any time until the close of business on the mandatory conversion date. Early conversions that are not in connection with a “Make-Whole Fundamental Change” will be settled at the minimum conversion rate. If a Make-Whole Fundamental Change occurs, holders of the preferred shares will, in certain circumstances, be entitled to convert their shares at an increased conversion rate for a specified period of time and receive an amount to compensate them for certain unpaid accumulated dividends and any remaining future scheduled dividend payments.
The preferred shares will not be redeemable at our election before the mandatory conversion date and the holders of these shares do not have any voting rights, with limited exceptions. In the event that preferred share dividends have not been declared and paid in an aggregate amount corresponding to six or more dividend periods, whether or not consecutive, the holders of these shares will have the right to elect two new directors until all accumulated and unpaid MCPS dividends have been paid in full, at which time that right will terminate.

Treasury Shares
CPA Global Acquisition Shares - During the year ended December 31, 2021, 5.8 million shares held in the EBT were sold at an average net price per share of $23.78 to fund the payment to the respective employees via payroll in the first quarter of 2022 as it relates to the first lock-up period and vesting date which occurred on October 1, 2021. Given the original share value of $30.99 as of the date of the acquisition, an associated loss was recognized within the Consolidated Statement of Changes in Equity in the amount of $41.6.
During the year ended December 31, 2022, the last remaining 0.5 million shares held in the Employee Benefit Trust ("EBT"), established for the CPA Global Equity Plan, were sold at an average net price per share of $10.72 to fund the payment to the respective employees. Given the original share value of $30.99 as of the date of the acquisition, an associated loss was recognized within the Consolidated Statement of Changes in Equity in the amount of $11.2.
During January 2021, the Company issued 1.5 million ordinary shares as per the purchase agreement for the acquisition of CPA Global pursuant to a hold-back clause within the purchase agreement for a total of $43.9, which was satisfied. See Note 20 - Commitments and Contingencies for additional details.
Share Repurchase Program and Share Retirements - In August 2021, the Company's Board of Directors authorized a share repurchase program allowing the Company to purchase up to $250.0 of its outstanding ordinary shares, subject to market conditions. In February 2022, the Company's Board of Directors approved the purchase of up to $1,000.0 of the Company's ordinary shares through open-market purchases, to be executed through December 31, 2023. The February 2022 repurchase program replaces the repurchase program previously announced in August 2021. During the year ended December 31, 2022, the Company repurchased 10.7 million ordinary shares at an average price per share of $16.33 with a total carrying value of $175.0 all of which were subsequently retired at an average price at retirement of $15.61 and restored as authorized but unissued ordinary shares. Upon formal retirement and in accordance with ASC Topic 505, Equity, the Company reduced its ordinary shares account by the carrying amount of the treasury shares. Additionally, given the differences of the original repurchase share value and the value at the time of formal retirements, an associated loss was recognized within the Consolidated Statement of Changes in Equity in the amount of $7.7. As of December 31, 2022, the Company had approximately $825.0 of availability remaining under this program.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions, except option prices, ratios or as noted)
Note 15: Share-based Compensation
The Company grants share-based awards under the Clarivate Plc 2019 Incentive Award Plan ("the Plan"). A maximum aggregate amount of 60.0 million ordinary shares are reserved for issuance under the Plan. Equity awards under the 2019 Incentive Award Plan may be issued in the form of options to purchase shares of the Company which are exercisable upon the occurrence of conditions specified within individual award agreements. As of December 31, 2022 and 2021, approximately 29.7 million and 40.2 million shares, respectively, of the Company’s ordinary shares were available for share-based awards. The Plan provides for the issuance of stock options, restricted stock units ("RSUs") and performance share units ("PSUs").
Share-based compensation expense is recorded to the “Cost of revenues" and “Selling, general and administrative” line items on the accompanying Consolidated Statements of Operations. Total share-based compensation expense for the year ended December 31, 2022, 2021 and 2020, comprised of the following:

	Year Ended December 31, 2022
	Stock Options	RSUs	PSUs	CPA Global Equity Plan	Total
Cost of revenues	$—	$32.9	$—	$3.4	$36.3
Selling, general and administrative costs	0.4	57.6	3.2	4.7	65.9
Total share-based compensation expense	$0.4	$90.5	$3.2	$8.1	$102.2

	Year Ended December 31, 2021
	Stock Options	RSUs	PSUs	CPA Global Equity Plan	Total
Cost of revenues	$0.1	$18.9	$0.5	$25.7	$45.2
Selling, general and administrative costs	0.4	32.4	3.9	57.2	93.9
Total share-based compensation expense	$0.5	$51.3	$4.4	$82.9	$139.1

	Year Ended December 31, 2020
	Stock Options	RSUs	PSUs	CPA Global Equity Plan/Other SBC Plans	Total
Cost of revenues	$0.2	$—	$—	$9.4	$9.6
Selling, general and administrative costs	11.2	16.3	0.2	33.9	61.6
Total share-based compensation expense	$11.4	$16.3	$0.2	$43.3	$71.2

Total income tax benefits recognized for stock-based compensation arrangements were as follows:

	Year Ended December 31,
	2022	2021	2020
Income tax benefits	$8.3	$8.5	$30.6
Stock Options
The Company’s stock option activity for the year ended December 31, 2022, and 2021, respectively is summarized below:

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions, except option prices, ratios or as noted)

	Number of Options	Weighted Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at December 31, 2021	4.8	$13.43	4.75	$49.7
Granted	—	—	0	—
Exercised	(0.4)	12.13	0	0.8
Forfeited	(0.7)	15.92	0	—
Balance at December 31, 2022	3.7	$13.12	3.96	$1.2
Vested and exercisable at December 31, 2022	3.7	$13.12	3.96	$1.2

	Number of Options	Weighted Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at December 31, 2020	7.9	$12.95	6.2	$132.0
Granted	—	—	0	—
Exercised	(3.1)	12.19	0	(43.4)
Forfeited	—	—	0
Balance at December 31, 2021	4.8	$13.43	4.75	$49.7
Vested and exercisable at December 31, 2021	4.8	$13.43	4.75	$49.7

The aggregate intrinsic value in the table above represents the difference between the Company’s most recent valuation and the exercise price of each in-the-money option on the last day of the period presented. As of December 31, 2022 and 2021, there was no unrecognized compensation cost related to outstanding stock options.
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
The assumptions used to value the Company’s options granted during the period presented and their expected lives were as follows:

	December 31,
	2021	2020
Weighted-average expected dividend yield	—	—
Expected volatility	25.32% - 35.34%	34.05% - 39.43%
Weighted-average expected volatility	31.15%	34.79%
Weighted-average risk-free interest rate	0.37%	0.14%
Expected life (in years)	1.95	1

Restricted Stock Units (“RSUs”) and Performance Stock Units (“PSUs”)
The following table summarizes the Company’s existing share-based compensation awards program activity for the year ended December 31, 2022, and 2021, respectively:

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions, except option prices, ratios or as noted)

	Year Ended December 31, 2022
	RSUs	RSUs Weighted Average Grant Date Fair Value	PSUs	PSUs Weighted Average Grant Date Fair Value
Balance at December 31, 2021	4.5	$23.42	1.4	$24.86
Granted	12.9	12.14	1.2	13.83
Exercised/Vested	(2.9)	22.27	—	—
Forfeited/Unexercised	(1.0)	16.99	(0.5)	23.26
Balance at December 31, 2022	13.5	$13.40	2.1	$17.67

Total remaining unamortized compensation costs	$106.6		$6.6

Weighted average remaining service period	1.07 years		1.55 years

	Year Ended December 31, 2021
	RSUs	RSUs Weighted Average Grant Date Fair Value	PSUs	PSUs Weighted Average Grant Date Fair Value
Balance at December 31, 2020	1.8	$19.30	0.9	$25.16
Granted	4.3	23.91	0.7	23.56
Vested	(1.0)	23.18	—	32.50
Forfeited	(0.6)	23.39	(0.2)	24.52
Balance at December 31, 2021	4.5	$23.42	1.4	$24.86

Total remaining unamortized compensation costs	$63.0		$7.2

Weighted average remaining service period	0.94 years		1.51 years
Warrants
In connection with the acquisition of Churchill Capital Corp consummated on May 13, 2019, the Company had warrants outstanding for certain individuals to purchase an aggregate of 52.8 million ordinary shares with an exercise price of $11.50 per share, consisting of 34.5 million public warrants and 18.3 million Private Placement Warrants. As of December 31, 2020, no public warrants were outstanding. On November 23, 2020, one individual exercised warrants for 0.3 million ordinary shares through a cashless redemption in which 0.1 million shares were withheld to cover the exercise price. The net impact of the redemption was an issuance of 0.2 million shares. Additionally, on January 21, 2021, one warrant holder exercised warrants for 0.2 million ordinary shares through a cashless redemption in which 0.1 million shares were withheld to cover the exercise price. The net impact of the redemption was an issuance of 0.1 million shares. As of December 31, 2022, there were 17.8 million ordinary shares outstanding for Private Placement Warrants.
The following table summarizes the changes in Private Placement Warrant shares outstanding as of December 31, 2022 and 2021.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions, except option prices, ratios or as noted)

	Number of Shares	Weighted Average Fair Value per Share
Outstanding at December 31, 2020	18.0	$17.35
Exercise of Private Placement Warrants	(0.2)	16.93
Outstanding at December 31, 2021	17.8	$12.79

Outstanding at December 31, 2021	17.8	$12.79
Exercise of Private Placement Warrants	—	0
Outstanding at December 31, 2022	17.8	$1.18

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
In connection with the acquisition accounting in accordance with ASC 805, the Company performed an analysis by grant date to attribute the liability between the pre- and post- combination periods. Accordingly, the Company recorded a pre-combination liability of $19.5 which was offset to goodwill in acquisition accounting. The pre-combination liability is accreted over the remaining service periods and the related stock based compensation charge is recorded within the Cost of revenues and Selling, general and administrative costs line items of the Consolidated Statement of Operations.
Given the nature of the lock up periods and the retentive element to the award for the benefit of Clarivate, post-combination stock based compensation charges of $8.1, $82.9 and $29.9 were recorded within the Cost of revenues and Selling, general and administrative costs line items of the Consolidated Statement of Operations for the years ended December 31, 2022, 2021 and 2020, respectively. To the extent vesting of awards were accelerated for colleagues that were involuntarily terminated, the Company accounted for these as a modification and acceleration of stock based compensation charges of $0.1, $4.6 and $8.5 within the Restructuring and impairment line item of the Consolidated Statement of Operations for the years ended December 31, 2022, 2021 and 2020, respectively.
The Employee Benefit Trust ("EBT") associated with the CPA Global Equity Plan was consolidated on October 1, 2020. The EBT held Clarivate shares that were recorded as treasury shares as they were legally issued but not outstanding. The EBT also held cash that was classified as restricted cash on the Consolidated Balance Sheet. See Note 14 - Shareholders’ Equity for further details on the sale of shares in the EBT for the year ended December 2021 and December 2022 to fund the payment to the respective employees via payroll during 2022.

Note 16: Income Taxes
Income tax (benefit)/expense analyzed by jurisdiction is as follows:

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions, except option prices, ratios or as noted)

	Year Ended December 31,
	2022	2021	2020
Current
U.K.	$9.7	$4.4	$1.3
U.S. Federal	(1.1)	4.8	17.5
U.S. State	2.8	0.3	2.9
Other	25.4	20.2	15.8
Total current	36.8	29.7	37.5
Deferred
U.K.	2.2	(8.3)	(15.9)
U.S. Federal(1)	(56.0)	6.0	(15.0)
U.S. State	(3.8)	(2.8)	(1.0)
Other	(8.1)	(12.3)	(8.3)
Total deferred	(65.7)	(17.4)	(40.2)

Total provision (benefit) for income taxes	$(28.9)	$12.3	$(2.7)

(1) The $(56.0) for the year ended December 31, 2022 is inclusive of a release of valuation allowance in the amount of $(56.2) associated with an internal legal entity restructuring executed during the fourth quarter of 2022.

The components of pre-tax income (loss) are as follows:

	Year Ended December 31,
	2022	2021	2020
U.K. income (loss)	$174.7	$(13.1)	$(347.1)
U.S. income (loss)	(3,721.5)	(284.9)	(47.2)
Other income (loss)	(442.3)	39.8	41.0
Pre-tax loss	$(3,989.1)	$(258.2)	$(353.3)
A reconciliation of the statutory U.K. income tax rate to the Company’s effective tax rate is as follows:

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions, except option prices, ratios or as noted)

	Year Ended December 31,
	2022	2021	2020
Loss before tax:	$(3,989.1)	$(258.2)	$(353.3)
Income tax (benefit) provision	(28.9)	12.3	(2.7)

Statutory rate	19.0%	19.0%	19.0%
Effect of different tax rates	1.5%	3.2%	1.8%
BEAT	(0.2)%	(3.8)%	(1.9)%
Tax rate modifications	—%	17.4%	—%
Valuation Allowances	(15.2)%	(39.0)%	(21.1)%
Share-based compensation	(0.2)%	(2.7)%	6.6%
Other permanent differences	—%	2.3%	(1.9)%
Non-deductible transaction costs	—%	(0.8)%	(1.4)%
Withholding tax	—%	(0.4)%	(0.2)%
Impairments	(6.0)%	—%	—%
Tax Exempt Gain	1.3%	—%	—%
Other	0.5%	—%	(0.1)%
Effective rate	0.7%	(4.8)%	0.8%

The tax effects of the significant components of temporary differences giving rise to the Company’s deferred income tax assets and liabilities are as follows:

	December 31,
	2022	2021
Accounts receivable	$2.6	$2.6
Accrued expenses	19.7	24.1
Deferred revenue	10.0	5.2
Partnerships outside basis difference(1)	97.3	—
Other assets	32.6	33.0
Debt issuance costs	11.6	17.0
Lease liabilities	12.6	13.5
Goodwill(1)	547.0	73.8
Operating losses and tax attributes	601.8	533.3
Total deferred tax assets	1,335.2	702.5
Valuation Allowances(1)	(1,179.3)	(546.8)
Net deferred tax assets	155.9	155.7

Other identifiable intangible assets, net	(398.6)	(407.9)
Other liabilities	(19.7)	(20.0)
Partnerships outside basis difference	—	(49.1)
Right of use assets	(7.2)	(9.4)
Fixed assets, net	(22.3)	(21.5)
Total deferred tax liabilities	(447.8)	(507.9)
Net deferred tax liabilities	$(291.9)	$(352.2)

(1) Goodwill impairment, recorded during the third quarter of 2022, drove the increase in the Goodwill deferred tax asset and the Partnership outside basis difference deferred tax asset; these increases were primarily offset by increases in Valuation Allowances.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions, except option prices, ratios or as noted)
In the Consolidated Balance Sheets, deferred tax assets and liabilities are shown net if they are in the same jurisdiction. The components of the net deferred tax liabilities as reported on the Consolidated Balance Sheets are as follows:

	December 31,
	2022	2021
Deferred tax asset	$24.2	$27.9
Deferred tax liability	(316.1)	(380.1)
Net deferred tax liability	$(291.9)	$(352.2)
Deferred Tax Assets and Liabilities
The Company is required to assess the realization of its deferred tax assets and the need for a valuation allowance. The assessment requires judgment on the part of management with respect to benefits that could be realized from future taxable income. The valuation allowance is $1,179.3 and $546.8 at December 31, 2022 and 2021, respectively against certain deferred tax assets, as it more likely than not that such amounts will not be fully realized. During the year ended December 31, 2022 and 2021, the valuation allowance increased by $632.5 and $178.8, respectively.
At December 31, 2022, the Company had U.S. federal tax loss carryforwards of $1,315.9, U.K. tax loss carryforwards of $436.6, U.S. state tax loss carryforwards of $495.0, Japan tax loss carryforwards of $49.0, and tax loss carryforwards in other foreign jurisdictions of $81.9, respectively. The majority of the unrecognized tax loss carryforwards relate to UK and U.S. The carryforward period for US federal tax losses is twenty years for losses generated in tax years ended prior to December 31, 2017. The expiration period for these losses begins in 2036. For US losses generated in tax years beginning after January 1, 2018, the carryforward period is indefinite. The carryforward period for the U.K. tax losses is indefinite. The carryforward period for US state losses varies, and the expiration period is between 2022 and 2041. The carryforward period for the Japan tax losses is nine years, and the expiration period begins in 2025. The carryforward period of other losses varies by jurisdiction.
The Company has provided income taxes and withholding taxes in the amount of $16.4 on the undistributed earnings of foreign subsidiaries as of December 31, 2022. The Company is not permanently reinvesting its foreign earnings offshore.
Deferred Tax Valuation Allowance
The following table shows the change in the deferred tax valuation as follows:

	December 31,
	2022	2021	2020
Beginning Balance, January 1	$546.8	$368.0	$173.3
Change Charged to Expense/(Income)	657.5	100.7	52.1
Change Charged to CTA	(17.0)	(4.7)	1.8
Change Charged to Goodwill	(8.0)	82.8	140.8
Ending Balance, December 31	$1,179.3	$546.8	$368.0

Uncertain Tax Positions
Unrecognized tax benefits represent the difference between the tax benefits that the Company is able to recognize for financial reporting purposes and the tax benefits that have been recognized or expect to be recognized in filed tax returns. The total amount of net unrecognized tax benefits that, if recognized, would impact the Company's effective tax rate were $83.8 and $100.2 as of December 31, 2022 and 2021, respectively. As a result of the acquisition of ProQuest, a reserve of $70.8 has been recorded as part of the acquisition accounting related to positions taken in prior tax years by ProQuest. The majority of the reserve, in the amount of $66.6, is due to a tax controversy in Israel.
The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of December 31, 2022, the interest and penalties are $25.8 and, as of December 31, 2021, the interest and penalties are $19.8. It is reasonably possible that the amount of unrecognized tax benefit related to an open exam will change during the

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions, except option prices, ratios or as noted)
next 12 months if the Company is able to resolve material open issues with the local tax authority. We are unable to estimate the range of the reasonably possible change at this time.
The Company files income tax returns in the United Kingdom, the United States and various other jurisdictions. As of December 31, 2022, the Company’s open tax years subject to examination were 2016 through 2022, which includes the Company’s major jurisdictions in the United Kingdom and the United States.
The following table summarizes the Company’s unrecognized tax benefits, excluding interest and penalties:

	December 31,
	2022	2021	2020
Balance at the beginning of the year	$100.2	$13.7	$1.1
Increases for tax positions taken in prior years	2.9	—	12.1
Increases for tax positions taken in the current year	1.5	5.0	0.5
Increases for acquisitions (recorded against goodwill)	1.4	70.8	—
Increases for return to provisions	—	11.0	—
Decreases for tax positions taken in prior years	(19.3)	—	—
Decreases due to statute expirations	(2.9)	(0.3)	—
Balance at the end of the year	$83.8	$100.2	$13.7

Tax Benefits Preservation Plan
The Company’s ability to utilize net operating loss carryforwards and other tax attributes to reduce future U.S. federal taxable income (collectively, “Tax Assets”) is subject to potential limitations under Section 382 of the Internal Revenue Code and its related tax regulations. The utilization of these attributes may be limited if certain ownership changes by 5% shareholders (as defined in Treasury regulations pursuant to Section 382) and the effects of stock issuances by the Company during any three-year period result in a cumulative change of more than 50% in the beneficial ownership of the Company.
There are conditions that exist that are beyond the Company’s control which could cause an ownership change in the future and create a significant limitation on the Company’s ability to utilize those tax attributes. On December 22, 2022, the Board of Directors of the Company adopted a tax benefits preservation plan in order to protect against this possible limitation on the Company’s ability to use Tax Assets to reduce potential future U.S. federal income tax obligations. The Tax Benefits Preservation Plan is intended to reduce the likelihood of such an ownership change by deterring any person or group that would be treated as a 5% shareholder from acquiring beneficial ownership, as determined for relevant tax purposes, of 4.9% or more of the Company’s securities, and deterring existing shareholders who currently meet or exceed this ownership threshold from acquiring additional Company stock. Any such person or group is an “Acquiring Person” within the meaning of the Tax Benefits Preservation Plan.
To implement the Tax Benefits Preservation Plan, the Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each outstanding ordinary share, no par value per share (the “Ordinary Shares”), of the Company. The dividend was payable to holders of record as of the close of business on January 1, 2023. Any Ordinary Shares issued after January 1, 2023 will be issued together with the Rights. The Rights will be exercisable after any person or group becomes an Acquiring Person. The Tax Benefits Preservation Plan contains an exception from the definition of an Acquiring Person for persons or groups who, immediately prior to the first public announcement of the adoption of the Tax Benefits Preservation Plan, were beneficial owners of 4.9% or more of the Company’s Ordinary Shares then outstanding, and the exception applies unless or until such person or group acquires beneficial ownership of additional Ordinary Shares. If the Rights become exercisable, each Right (other than Rights beneficially owned by the Acquiring Person, its affiliates and associates) will entitle the holder to purchase, for $42.00 (the “Purchase Price”), a number of Ordinary Shares having an aggregate market value of twice the Purchase Price. Rights held by the Acquiring Person will become void and will not be exercisable.
The Tax Benefits Preservation Plan also includes an exchange option. At any time after any person or group of persons acquires 4.9% or more of the Company’s Ordinary Shares, but less than 50% or more of the outstanding Ordinary Shares, the Board of Directors, at its option, may exchange the Rights (other than Rights owned by such person or group of persons

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions, except option prices, ratios or as noted)
which will have become void), in whole or in part, at an exchange ratio of one Ordinary Share per outstanding Right (subject to adjustment).
The Rights will trade with the Company’s Ordinary Shares and will expire at the close of business on October 31, 2023, unless earlier terminated or redeemed. The Board of Directors may terminate the Tax Benefits Preservation Plan prior to the time the Rights are triggered or may redeem the Rights prior to the Distribution Date, as defined in the Tax Benefits Preservation Plan, following a determination that the Tax Benefits Preservation Plan is no longer necessary or desirable for the preservation of the Tax Assets.
The Tax Benefits Preservation Plan adopted by the Board of Directors is similar to plans adopted by other publicly held companies with substantial tax assets and has a limited duration of less than one year. The Tax Benefits Preservation Plan is not designed to prevent any action that the Board of Directors determines to be in the best interest of the Company and its shareholders.

Note 17: Earnings Per Share
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
Potential ordinary shares on a gross basis of 11.0 million, 9.6 million and 35.5 million options, RSUs, PSUs, and Warrants related to the 2019 Incentive Award Plan were excluded from diluted EPS for the year ended December 31, 2022, 2021 and 2020, respectively, as their inclusion would have been anti-dilutive or their performance metric was not met. See Note 14 - Shareholders’ Equity and Note 15 - Share-based Compensation for additional information.
The potential dilutive effect of our MCPS outstanding during the period was calculated using the if-converted method assuming the conversion as of the earliest period reported or at the date of issuance, if later. The resulting weighted-average ordinary shares of 55.3 million related to our MCPS are not included in the dilutive weighted-average ordinary shares outstanding calculation for the year ended December 31, 2022, as their effect would be anti-dilutive.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions, except option prices, ratios or as noted)
The basic and diluted EPS computations for our ordinary shares are calculated as follows:

	Year Ended December 31,
	2022	2021	2020
Basic EPS
Net income (loss) available to ordinary shareholders	$(3,960.2)	$(270.5)	$(350.6)
Dividends on preferred shares	75.4	41.5	—
Net income (loss) attributable to ordinary shares	$(4,035.6)	$(312.0)	$(350.6)

Basic weighted-average number of ordinary shares outstanding	676.1	631.0	427.0
Basic EPS	$(5.97)	$(0.49)	$(0.82)

Diluted EPS
Net income (loss) attributable to ordinary shares	$(4,035.6)	$(312.0)	$(350.6)
Change in fair value of private placement warrants	(197.6)	(81.3)	—
Net income (loss) attributable to ordinary shares, diluted	$(4,233.2)	$(393.3)	$(350.6)

Denominator:
Shares used in computing net income (loss) attributable to per share to ordinary shareholders, basic	676.1	631.0	427.0
Weighted-average effect of potentially dilutive shares to purchase ordinary shares	2.5	9.8	—
Diluted weighted-average number of ordinary shares outstanding	678.6	640.8	427.0
Diluted EPS	$(6.24)	$(0.61)	$(0.82)

Note 18: Other Operating (Income) Expense, Net
Other operating (income) expense, net, consisted of the following for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Net gain on sale of business divestitures	$(278.5)	$—	$(28.1)
Net foreign exchange (gain) loss	(45.4)	19.6	(19.8)
Miscellaneous expense (income), net	(0.9)	7.9	(4.5)
Other operating (income) expense, net	$(324.8)	$27.5	$(52.4)

On October 31, 2022, the Company completed the sale of the MarkMonitor Domain Management business within the IP segment to Newfold Digital, a leading web presence solutions provider. The aggregate closing consideration included proceeds, net of cash transferred of $285.0, deferred closing consideration of $10.6, and other of $0.5. As a result of the sale, the Company recorded a net gain of $278.5.
On November 6, 2020, the Company completed the sale of certain assets and liabilities of the Techstreet business for an aggregate purchase price of $42.8, which resulted in a net gain of $28.1.

Note 19: Segment Information
The Chief Executive Officer is the Company’s Chief Operating Decision Maker (“CODM”). The CODM evaluates segment performance based primarily on revenue and Adjusted EBITDA. The CODM does not review assets by segment for the purposes of assessing performance or allocating resources.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions, except option prices, ratios or as noted)
During the quarter ended September 30, 2022, the Company realigned its organizational structure and the composition of its reportable segments, which also resulted in a change to its goodwill reporting units. Clarivate has three reportable segments: Academia & Government ("A&G"), Life Sciences & Healthcare ("LS&H"), and Intellectual Property ("IP"). This structure enables a sharp focus on cross-selling opportunities within the markets we serve and provides substantial scale. The change was effective September 30, 2022, and all segment results for prior periods have been recast to conform to the new presentation and allocation methodologies, which consists of assigning certain costs to each segment based on an identified driver.
Each of the Company’s reportable segments recognizes revenue in accordance with the revenue recognition policy within Note 3 - Summary of Significant Accounting Policies and our ten largest customers represented only 7%, 9%, and 6% of revenues for the years ended December 31, 2022, 2021 and 2020, respectively. Below is the overview of the product groups within each reportable segment.
•The A&G segment consists of our Academia & Government product group, which drives research excellence across institutions, empower researchers to tackle today’s global challenges and help academic institutions and libraries improve operational efficiency and effectiveness.

•The LS&H segment consists of our Life Sciences & Healthcare product group, which includes products and solutions that provide insight and foresight across the drug and device lifecycle, empowering life science and healthcare organizations to create a healthier tomorrow.

•The IP segment consists of our Patent Intelligence, Brand IP Intelligence and IP Lifecycle Management product groups, which enable customers establish, protect and manage their intellectual property.

Each of the three segments represent the segments for which discrete financial information is available and upon which operating results are regularly evaluated by the CODM in order to assess performance and allocate resources. The CODM evaluates performance based primarily on segment revenue and Adjusted EBITDA. Adjusted EBITDA represents net (loss) income before the provision for income taxes, depreciation and amortization, and interest expense adjusted to exclude acquisition and/or disposal-related transaction costs, losses on extinguishment of debt, share-based compensation, unrealized foreign currency gains/(losses), transformational and restructuring expenses, acquisition-related adjustments to deferred revenues prior to the adoption of FASB ASU No. 2021-08 in 2021, non-operating income and/or expense, the impact of certain non-cash mark-to-market adjustments on financial instruments, legal settlements and other items that are included in net (loss) income for the period that the Company does not consider indicative of its ongoing operating performance and certain unusual items impacting results in a particular period.
Revenues, net by segment
The following table summarizes revenue by reportable segment for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
Academia and Government	$1,280.1	$489.4	$384.7
Life Sciences and Healthcare	452.6	413.2	352.1
Intellectual Property	927.1	974.3	517.3
Total Revenues, net	$2,659.8	$1,876.9	$1,254.1

Adjusted EBITDA by segment
The following table presents segment profitability and a reconciliation to net income for the periods indicated:

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions, except option prices, ratios or as noted)

	Year Ended December 31,
	2022	2021	2020
Academia and Government	$485.5	$258.8	$202.5
Life Sciences and Healthcare	184.2	143.7	107.0
Intellectual Property	443.0	397.9	177.1
Total Adjusted EBITDA	$1,112.7	$800.4	$486.6
Provision for income taxes	28.9	(12.3)	2.7
Depreciation and amortization	(710.5)	(537.8)	(303.2)
Interest expense and amortization of debt discount, net	(270.3)	(252.5)	(111.9)
Mark to market gain (loss) on financial instruments(1)	206.8	81.3	(205.1)
Deferred revenues adjustment(2)	(1.0)	(4.0)	(23.1)
Transaction related costs(3)	(14.2)	(46.2)	(99.3)
Share-based compensation expense	(102.2)	(139.6)	(70.5)
Gain on sale from divestitures(4)	278.5	—	28.1
Restructuring and impairment(5)	(66.7)	(129.5)	(56.1)
Goodwill impairment	(4,449.1)	—	—
Other(6)	26.9	(30.3)	1.2
Net (loss) income	$(3,960.2)	$(270.5)	$(350.6)
Dividends on preferred shares	(75.4)	(41.5)	—
Net (loss) income attributable to ordinary shares	$(4,035.6)	$(312.0)	$(350.6)

(1) Reflects mark-to-market adjustments on the Private Placement Warrants under ASC 815, Derivatives and Hedging. Refer to Note 10 - Fair Value Measurements for further information.
(2) Reflects the deferred revenues adjustment made as a result of purchase accounting prior to the adoption of ASU No. 2021-08, "Accounting for Contract Assets and Contract Liabilities from Contracts with Customers". This guidance was applied retrospectively to all business combinations for which the acquisition date occurs during or subsequent to 2021.

(3) Includes costs incurred to complete business combination transactions, including acquisitions, dispositions and capital market activities and include advisory, legal, and other professional and consulting costs. 2021 also includes the mark-to-market adjustment gains on the contingent stock consideration associated with the CPA Global and DRG acquisitions.

(4) 2022 represents the net gain from the sale of the MarkMonitor Domain Management business. 2020 represents the net gain from sale of certain assets and liabilities of the Techstreet business. See Note 18 - Other Operating (Income) Expense, Net for further information.

(5) Primarily reflects costs related to restructuring and impairment associated with the One Clarivate, ProQuest and CPA Global restructuring programs. Refer to Note 22 - Restructuring and Impairment for further information.

(6) Primarily reflects the net impact of foreign exchange gains and losses related to the re-measurement of balances and other items that do not reflect our ongoing operating performance.

Consolidated Revenue and Long-Lived Assets Information by Geographic Area

Revenues recognized in the U.S. represented 50%, 46%, and 45% of revenues for the years ended December 31, 2022, 2021 and 2020, respectively and no other country accounted for more than 10% of revenues.
Revenue by Geography

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions, except option prices, ratios or as noted)
The following table summarizes revenue from external customers by geography, which is based on the location of the customer:

	Year Ended December 31,
Revenue:	2022	2021	2020
Americas	$1,463.6	$928.7	$631.2
Europe/Middle East/Africa	698.1	555.8	365.6
APAC	499.1	396.4	280.4
Deferred revenues adjustment	(1.0)	(4.0)	(23.1)
Total	$2,659.8	$1,876.9	$1,254.1

Assets by Geography
The following table summarizes assets by geography, which is based on operations and physical location:

	Year Ended December 31,
Assets:	2022	2021
Americas	$6,306.1	$8,944.1
Europe/Middle East/Africa	7,110.9	10,555.9
APAC	537.6	683.0
Total Assets	$13,954.6	$20,183.0

Note 20: Commitments and Contingencies
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
Our best estimate of the Company's potential liability for the larger legal claims is approximately $56, which includes estimated legal costs and accrued interest. The recorded probable loss is an estimate and the actual costs arising from our litigation could be materially lower or higher. We have and will continue to vigorously defend ourselves against these claims. We maintain appropriate levels of insurance, which we expect are likely to provide coverage for some of these liabilities or other losses that may arise from these litigation matters.
Between January and March 2022, three putative securities class action complaints were filed in the United States District Court for the Eastern District of New York against Clarivate and certain of its executives and directors alleging that there were weaknesses in the Company’s internal controls over financial reporting and financial reporting procedures that it failed to disclose in violation of federal securities law. The complaints were consolidated into a single proceeding on May 18, 2022. On August 8, 2022, plaintiffs filed a consolidated amended complaint, seeking damages on behalf of a putative class of shareholders who acquired Clarivate securities between July 30, 2020, and February 2, 2022, and/or acquired Clarivate common or preferred shares in connection with offerings on June 10, 2021, or Clarivate common shares in connection with a September 13, 2021, offering. The amended complaint, like the prior complaints, references an error in the accounting treatment of an equity plan included in the Company’s 2020 business combination with CPA Global that was disclosed on December 27, 2021, and related restatements issued on February 3, 2022, of certain of the Company’s previously issued

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions, except option prices, ratios or as noted)
financial statements; the amended complaint also alleges that the Company and certain of its executives and directors made false or misleading statements relating to the Company’s product quality and expected organic revenues and organic growth rate, and that they failed to disclose significant known changes to the Company’s business model. Defendants moved to dismiss the amended complaint on October 7, 2022. On June 7, 2022, a class action was filed in Pennsylvania state court in the Court of Common Pleas of Philadelphia asserting claims under the Securities Act of 1933, based on substantially similar allegations, with respect to alleged misstatements and omissions in the offering documents for two issuances of Clarivate ordinary shares in June and September 2021. The Company moved to stay this proceeding on August 19, 2022, and filed its preliminary objections to the state court complaint on October 21, 2022. Clarivate does not believe that the claims alleged in the complaints have merit and will vigorously defend against them. Given the early stage of the proceedings, we are unable to estimate the reasonably possible loss or range of loss, if any, arising from these matters.
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

Contingent Liabilities
In conjunction with the acquisition of DRG, the Company agreed to pay up to 2.9 million shares as contingent stock consideration, valued at $58.9 on the closing date of the acquisition. Amounts payable were contingent upon any indemnity losses or claims to indemnity losses occurring within that one-year period. During March 2021, the Company issued 2.9 million shares as per the purchase agreement for the acquisition of DRG for a total of $61.6 which was satisfied. The issuance of these shares represents a non-cash financing activity on the Consolidated Statement of Cash Flows.
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
As of December 31, 2022 and 2021, there were no outstanding contingent liabilities.
MCPS Dividends

As noted in Note 14 - Shareholders’ Equity, dividends on our convertible preferred shares will be payable on a cumulative basis when, as and if declared by our Board of Directors, or an authorized committee of our Board of Directors, at an annual rate of 5.25% of the liquidation preference of $100.00 per share. Refer to Note 14 - Shareholders’ Equity for further details.

Commitments

Unconditional purchase obligations
Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable pricing provisions and the approximate timing of the transactions. The Company has various purchase obligations for materials, supplies, outsourcing and other services contracted in the ordinary course of business. These items are not recognized as liabilities in our Consolidated Financial Statements but are required to be disclosed. The contractual terms of these purchase obligations extend through 2027. The Company paid $157.2 towards these purchase obligations during the year ended December 31, 2022.
The future unconditional purchase obligations as of December 31, 2022, are as follows:

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions, except option prices, ratios or as noted)

Year Ending December 31,
2023	$278.7
2024	249.4
2025	73.2
2026	15.9
Thereafter	20.1
Total	$637.3

Note 21: Related Party Transactions
Two of our independent directors are each affiliated with a Clarivate customer. As of and for the year ended December 31, 2022, the Company had $0.1 of receivables outstanding and recognized $1.3 of revenues, net, from these customers.
An independent director is affiliated with a Clarivate vendor. As of and for the year ended December 31, 2022, the Company had no outstanding payables and incurred $4.5 of expense related to this vendor.
An independent director has an immediate family member who is affiliated with a Clarivate customer. As of both December 31, 2022 and 2021, the Company had $0.1 of receivables outstanding, and recognized $1.1, $1.0 and $1.5 of revenues, net, during the year ended December 31, 2022, 2021 and 2020, respectively, from this customer.
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
On December 1, 2021, Clarivate closed its acquisition of ProQuest from CIG, Atairos and certain other equity holders (the "Seller Group"). The aggregate consideration included $1,094.9 from the issuance of 46.9 million ordinary shares to the Seller Group. As part of the acquisition, and as a result, CIG is a related party to Clarivate. Clarivate assumed a Finance lease in which CIG is the Lessor as part of the acquisition. For the year ended December 31, 2022, interest expense of $1.2 and amortization of the Finance lease right of use asset ("ROU") of $10.8 is reflected in the Consolidated Statements of Operations. The Finance lease ROU asset of $8.0 is presented within Property, Plant, and Equipment (see Note 7 - Property and Equipment, Net) and the corresponding lease liability of $31.3 is treated as an item of indebtedness (see Note 12 - Debt) within the Consolidated Balance Sheet.

Note 22: Restructuring and Impairment
One Clarivate Program
During the second quarter of 2021, the Company approved a restructuring plan to streamline operations within targeted areas of the Company to reduce operational costs, with the primary cost savings driver being from a reduction in workforce.
During the years ended December 31, 2022 and 2021, components of the pre-tax charges included $16.7 and $17.3 in severance costs and $— and $2.7 in other costs, respectively. Of the total pre-tax charges incurred during the year ended December 31, 2022, $9.3, $3.0, and $4.4 were attributed to our A&G, LS&H, and IP segments, respectively. Of the total pre-tax charges incurred during the year ended December 31, 2021, $7.0, $3.9, and $9.1 were attributed to our A&G, LS&H, and IP segments, respectively. As of December 31, 2022, the Company does not expect to incur any significant further costs associated with this program.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions, except option prices, ratios or as noted)
ProQuest Acquisition Integration Program
During the fourth quarter of 2021, the Company approved a restructuring plan to streamline operations within targeted areas of the Company to reduce operational costs, with the primary cost savings driver being from a reduction in workforce.
During the years ended December 31, 2022 and 2021, components of the pre-tax charges included $22.9 and $1.9 in severance costs and $26.5 and $0.0 in other costs, respectively. Of the total pre-tax charges incurred during the year ended December 31, 2022, $26.5, $7.6, and $15.3 were attributed to our A&G, LS&H, and IP segments, respectively. Of the total pre-tax charges incurred during the year ended December 31, 2021, $0.7, $0.4 and $0.8 were attributed to our A&G, LS&H, and IP segments, respectively.
Other Restructuring Programs
During 2020 and the fourth quarter of 2019, we engaged a strategic consulting firm to assist us in optimizing our structure and cost base, resulting in the implementation of several cost-saving and margin improvement programs designed to generate substantial incremental cash flows. As of December 31, 2022, the Company does not expect to incur any significant further costs associated with these programs.
During the years ended December 31, 2022 and 2021, components of the pre-tax charges included $(0.4) and $38.1 in severance costs and $1.0 and $69.5 in other costs, respectively. Of the total pre-tax charges incurred during the year ended December 31, 2022, $0.4, $0.0, and $0.2 were attributed to our A&G, LS&H, and IP segments, respectively. Of the total pre-tax charges incurred during the year ended December 31, 2021, $24.9, $23.9, and $58.8 were attributed to our A&G, LS&H, and IP segments, respectively.
The table below summarizes the activity related to the restructuring reserves across each of Clarivate's cost-saving programs.

Restructuring Programs	Severance and Related Benefit Costs	Costs Associated with Exit and Disposal Costs(1)	Total
Reserve Balance as of December 31, 2020	$25.7	$3.8	$29.5
Expenses recorded(2)	57.3	72.2	129.5
Payments made	(48.8)	(35.2)	(84.0)
Noncash items	(5.9)	(40.1)	(46.0)
Reserve Balance as of December 31, 2021	$28.3	$0.7	$29.0
Expenses recorded(2)	39.2	27.5	66.7
Payments made	(51.5)	(3.5)	(55.0)
Noncash items	(4.5)	(24.6)	(29.1)
Reserve Balance as of December 31, 2022	$11.5	$0.1	$11.6
(1) Relates to lease abandonment, contract exit and legal and advisory fees.
(2) Severance and related benefit cost includes non-cash adjustments, primarily related to the acceleration of stock based compensation awards.
The following table is a summary of charges incurred related to the Company's restructuring programs for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022	2021	2020
Severance and related benefit costs	$39.2	$57.3	$39.9
Costs associated with exit and disposal activities(1)	3.2	11.1	8.5
Costs associated with lease abandonment	24.3	61.1	7.7
Total restructuring and impairment	$66.7	$129.5	$56.1
(1) Relates primarily to contract exit costs, legal and advisory fees.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions, except option prices, ratios or as noted)

Lease Remeasurements
In connection with the Company's digital workplace transformation initiative to enable colleagues to work remotely, the Company had ceased the use of select leased sites during the year ended December 31, 2022 and 2021. As a result, the Company recorded a non-cash adjustment to Restructuring and impairment within the Consolidated Statement of Operations based on the estimate of future recoverable cash flows of $23.6 and $57.3 for the year ended December 31, 2022 (consisting of operating and finance leases) and 2021, respectively. Additionally, the Company incurred $0.7 and $3.3 in lease termination fees during the year ended December 31, 2022 and 2021, respectively.

Note 23: Subsequent Events
Management has evaluated the impact of events that have occurred subsequent to December 31, 2022. Based on this evaluation, other than disclosed within these Consolidated Financial Statements and related notes, the Company has determined no other events were required to be recognized or disclosed.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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
Clarivate's management assessed the effectiveness of Clarivate's internal control over financial reporting as of December 31, 2022, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework (2013). Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under "Item 8. Financial Statements and Supplementary Data".
Remediation of Prior Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.
To address the previously reported material weakness in internal control over financial reporting related to the communication of modifications to pre-existing compensation agreements in an acquisition transaction, as disclosed in Part II, Item 9A in our 2021 Annual Report on Form 10-K, we designed and implemented new control activities to identify and communicate the inventory of pre-existing compensation agreements in an acquisition transaction, and any modifications of such agreements, to the accounting department through the transaction close date to ensure the inventory includes the current version of the agreements. Based on the actions taken, we determined that this material weakness was remediated as of September 30, 2022, as disclosed in Part I, Item 4 in our third quarter 2022 Quarterly Report on Form 10-Q.
To address the previously reported material weakness in internal control over financial reporting related to the tax balances associated with the opening balance sheet of acquired entities, as disclosed in Part II, Item 9A in our 2021 Annual Report on Form 10-K, we designed and implemented enhanced control activities to operate periodically during the measurement period to allow for an appropriate review of the tax balances. Based on the actions taken, we determined that this material weakness has been remediated as of December 31, 2022.
Changes in Internal Control Over Financial Reporting
There were no changes in Clarivate’s internal control over financial reporting during the fourth quarter of 2022 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B. Other Information
Amendments to outstanding performance share units
On February 23, 2023, in order to continue to enhance the alignment of executive compensation and long-term shareholder value, as well as in response to certain market- and company-level changes, the Human Resources and Compensation Committee (the “HRCC”) of the Board of Directors of Clarivate Plc (“Clarivate”) approved certain amendments to outstanding performance share units (“PSUs”), which were originally granted in 2021 and 2022, respectively. The HRCC believes that these changes will more closely align management’s interests with the current long-term goals of Clarivate, which the HRCC believes is crucial for the long-term interests of its shareholders.
As originally granted, the 2021 and 2022 PSU grants are eligible to vest at the end of a three-year period subject to achievement of performance measures and certain other conditions. The awards had three one-year measurement periods with a three-year relative TSR modifier as compared to the S&P 500. The numerical goals applicable to the performance measures for each measurement period are approved by the HRCC and communicated to the participant during the first quarter of the applicable measurement period. The performance measures applicable to each measurement period were Clarivate’s consolidated revenue and adjusted EBITDA margin percentage (which were equally weighted). The overall payout of the PSUs is capped at 200% of the target shares granted.
In light of our change in executive leadership and refocus on longer term objectives, the HRCC approved amendments to the 2021 PSU grants such that the performance measures for the last one-year measurement period (i.e., the 2023 measurement period) will be adjusted earnings per share and adjusted EBITDA (which will be equally weighted). The 2021 PSU grants will continue to be subject to the three-year relative TSR modifier. Consistent with the terms of the original grant, the overall payout of the PSUs is capped at 200% of the target shares granted. The HRCC believes that linking the vesting of PSUs to the company’s adjusted earnings per share and adjusted EBITDA serves to better align the interests of the award holders with our shareholders.
With respect to the PSUs which were granted in 2022, the HRCC also determined that the performance measures for the remaining measurement periods should be adjusted earnings per share and adjusted EBITDA (which will be equally weighted) for the reasons described above. Consistent with our refocus on longer term objectives, the HRCC determined that, instead of having two one-year measurement periods for the remainder of the 2022 PSUs’ performance period (i.e., separate 2023 and a 2024 measurement periods), achievement of the performance measures should be determined over a two-year measurement period (i.e., a cumulative 2023 and 2024 measurement period). For purposes of determining the vesting of the 2022 PSU grants, achievement of the consolidated revenue and adjusted EBITDA margin percentage measures during the 2022 measurement period will be weighted 33.3% and achievement of adjusted earnings per share and adjusted EBITDA measures during the 2023-2024 measurement period will be weighted 66.7%. The 2022 PSU grants will continue to be subject to the three-year relative TSR modifier. Consistent with the terms of the original grant, the overall payout of the PSUs is capped at 200% of the target shares granted. The HRCC believes that tracking performance over a two-year measurement period for the remainder of the 2022 PSU performance period serves to better align the interests of the award holders with our shareholders.
The foregoing description of the PSUs is qualified in its entirety by reference to the full text of the form of amendment to the PSU award agreement, a copy of which is filed as an exhibit to this Annual Report on Form 10-K for the year ended December 31, 2022.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
We incorporate by reference the information responsive to this Item appearing in our definitive Proxy Statement on Schedule 14A for our 2023 Annual General Meeting of Shareholders (“Proxy Statement”), which will be filed no later than 120 days after December 31, 2022.
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

Item 11. Executive Compensation
We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence
We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2022.

Item 14. Principal Accounting Fees and Services
We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2022.

PART IV
Item 15. Exhibits and Financial Statement Schedules
EXHIBIT INDEX

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to Clarivate’s Form 8-K filed May 12, 2021)
3.2
Statement of Rights of the 5.25% Series A Mandatory Convertible Preferred Shares of Clarivate Plc, effective June 14, 2021 (incorporated by reference to Exhibit 3.1 to Clarivate’s Form 8-K filed June 14, 2021)

3.3	Form of Certificate of the 5.25% Series A Mandatory Convertible Preferred Shares (included as Exhibit A to Exhibit 3.2 hereto)
3.4	Statement of Rights of Series B Participating Cumulative Preferred Shares of Clarivate Plc (incorporated by reference to Exhibit 3.1 to Clarivate’s Form 8-K filed December 22, 2022)

4.1
Warrant Agreement between Continental Stock Transfer & Trust Company and Churchill Capital Corp (incorporated by reference to Exhibit 4.4 to Churchill Capital Corp’s Form 8-K, filed on September 12, 2018)

4.2
Indenture dated as of October 31, 2019, among Camelot Finance S.A., as Issuer, the guarantors party thereto and Wilmington Trust, National Association, as trustee governing the 4.50% Senior Secured Notes due 2026 (incorporated by reference to Exhibit 4.1 to Clarivate’s Form 6-K, filed on November 5, 2019)

4.3	Form of 4.50% Senior Secured Note due 2026 (included as Exhibit A to Exhibit 4.2 hereto)
4.4*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
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
4.10
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

4.14	Tax Benefits Preservation Plan dated as of December 22, 2022 (incorporated by reference to Exhibit 4.1 to Clarivate’s Form 8-K filed December 22, 2022)
4.15*	First Amendment dated as of January 6, 2023, to the Tax Benefits Preservation Plan dated as of December 22, 2022
10.1	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to Clarivate’s Registration Statement on Form F-4, filed on April 15, 2019)
10.2	Investor Rights Agreement dated as of October 1, 2020 (incorporated by reference to Exhibit 10.1 to Clarivate's Form 8-K filed October 1, 2020)
10.3	Registration Rights Agreement dated as of October 1, 2020 (incorporated by reference to Exhibit 10.2 to Clarivate's Form 8-K filed October 1, 2020)
10.4	Amendment No. 1 to the Registration Rights Agreement dated as of December 1, 2021 (incorporated by reference to Exhibit 10.1 to Clarivate’s Form 8-K, filed December 1, 2021)
10.5	Director Acknowledgement Letter (Stead) (incorporated by reference to Exhibit 10.12 to Clarivate’s Registration Statement on Form F-4, filed on February 27, 2019)
10.6	Director Acknowledgement Letter (von Blucher) (incorporated by reference to Exhibit 10.13 to Clarivate’s Registration Statement on Form F-4, filed on February 27, 2019)

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

10.9	Amendment dated as of October 1, 2020 to the Credit Agreement dated as of October 31, 2019 (incorporated by reference to Exhibit 10.4 to Clarivate's Form 8-K filed October 1, 2020)
10.10	Amendment dated as of November 30, 2021 to the Credit Agreement dated as of October 31, 2019 (incorporated by reference to Exhibit 10.3 to Clarivate's Form 8-K, filed on December 1, 2021)
10.11	Amendment dated as of March 31, 2022 to the Credit Agreement dated as of October 31, 2019 (incorporated by reference to Exhibit 10.1 to Clarivate's Form 8-K filed April 5, 2022)
10.12+	Clarivate Analytics Plc 2019 Incentive Award Plan - Amended and Restated as of May 11, 2020
10.13+	Clarivate Analytics Plc 2019 Incentive Award Plan - Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.17 to Clarivate's Form 10-K, filed on March 2, 2020)
10.14+
Clarivate Analytics Plc 2019 Incentive Award Plan - Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.4 to Clarivate's Quarterly Report on Form 10-Q, filed on July 30, 2020)

10.15*	Clarivate Analytics Plc 2019 Incentive Award Plan - Form of Amendment to the 2021 Performance Share Unit Agreement
10.16*	Clarivate Analytics Plc 2019 Incentive Award Plan - Form of Amendment to the 2022 Performance Share Unit Agreement
10.17+
Agreement by and between Clarivate Analytics (UK) Ltd and Mukhtar Ahmed, dated January 7, 2022 (incorporated by reference to Exhibit 10.3 to Clarivate's Quarterly Report on Form 10-Q, filed on May 9, 2022)

10.18+	Offer Letter, dated March 7, 2022, by and between Clarivate Plc and Michael Easton (incorporated by reference to Exhibit 10.2 to Clarivate's Quarterly Report on Form 10-Q, filed on May 9, 2022)
10.19+	Service Agreement, dated May 25, 2022, by and between CPA Limited and Gordon Samson (incorporated by reference to Exhibit 10.1 to Clarivate's Quarterly Report on Form 10-Q, filed on August 9, 2022)
10.20+	Offer Letter, dated July 7, 2022, by and between Clarivate Plc and Jonathan Gear (incorporated by reference to Exhibit 10.1 to Clarivate's Quarterly Report on Form 10-Q, filed on August 9, 2022)
10.21+	Agreement terminating Director Nomination Agreement (incorporated by reference to Exhibit 10.1 to Clarivate's Form 8-K/A filed September 1, 2022)
10.22+	Chairman Emeritus Agreement (incorporated by reference to Exhibit 10.2 to Clarivate's Form 8-K/A filed September 1, 2022)
21.1*	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP
24.1*	Powers of Attorney (included on signature page to this annual report)
31*	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following information from our Form 10-K for fiscal year ended December 31, 2022, formatted in Inline eXtensible Business Reporting Language: (i) Consolidated Statements of Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

104*	The cover page from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in Inline XBRL
*    Filed herewith.

†     Schedules and exhibits omitted pursuant to Item 601(a)(5) of Regulation S-K. Copies of any omitted schedule or exhibit will be furnished to the SEC upon request.
+     Compensatory plan or arrangement.

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of London, United Kingdom on March 1, 2023.

CLARIVATE PLC
By:	/s/ Jonathan Gear
Name: Jonathan Gear
Title: Chief Executive Officer and Director
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Jonathan Gear, Jonathan M. Collins and Jas Chahal, and each of them, individually, as the undersigned’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for the undersigned and in the undersigned’s name, place and stead in any and all capacities, in connection with this annual report, including to sign in the name and on behalf of the undersigned, this annual report and any and all amendments hereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on March 1, 2023, on behalf of the registrant and in the capacities indicated.

Name	Title
/s/ Jonathan Gear	Chief Executive Officer and Director
Jonathan Gear	(Principal Executive Officer)
/s/ Jonathan M. Collins	Executive Vice President and Chief Financial Officer
Jonathan M. Collins	(Principal Financial Officer)
/s/ Michael Easton	Senior Vice President and Chief Accounting Officer
Michael Easton	(Principal Accounting Officer)
/s/ Andrew M. Snyder	Chairman of the Board of the Directors
Andrew M. Snyder
/s/ Valeria Alberola	Director
Valeria Alberola
/s/ Michael J. Angelakis	Director
Michael J. Angelakis
/s/ Sheryl von Blucher	Director
Sheryl von Blucher
/s/ Usama N Cortas	Director
Usama N Cortas
/s/ Adam T. Levyn	Director
Adam T. Levyn
/s/ Anthony Munk	Director
Anthony Munk
/s/ Jane Okun Bomba	Director
Jane Okun Bomba
/s/ Richard W. Roedel	Director
Richard W. Roedel
/s/ Dr. Wendell E. Pritchett	Director
Dr. Wendell E. Pritchett