Form 10-Q
period 2023-03-31
CLARIVATE Plc
filed 2023-05-09
CIK 1764046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,”

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes ☐    No ☒
The number of ordinary shares of the Company outstanding as of April 28, 2023, was 675,764,415.

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

PART I. Financial Information

Item 1. Financial Statements and Supplementary Data

CLARIVATE PLC
Condensed Consolidated Balance Sheets (Unaudited)
(In millions)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$364.2	$348.8
Restricted cash	10.1	8.0
Accounts receivable, net	838.6	872.1
Prepaid expenses	111.4	89.4
Other current assets	127.0	76.9
Total current assets	1,451.3	1,395.2
Property and equipment, net	52.3	54.5
Other intangible assets, net	9,396.9	9,437.7
Goodwill	2,891.5	2,876.5
Other non-current assets	63.9	97.9
Deferred income taxes	24.7	24.2
Operating lease right-of-use assets	58.9	58.9
Total Assets	$13,939.5	$13,944.9

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$101.7	$101.4
Accrued compensation	80.1	132.1
Accrued expenses and other current liabilities	362.1	352.1
Current portion of deferred revenues	1,040.1	947.5
Current portion of operating lease liability	24.6	25.7
Current portion of long-term debt	1.1	1.0
Total current liabilities	1,609.7	1,559.8
Long-term debt	4,884.8	5,005.0
Warrant liabilities	22.1	21.0
Non-current portion of deferred revenues	38.0	38.5
Other non-current liabilities	40.0	119.1
Deferred income taxes	313.6	316.1
Operating lease liabilities	72.0	72.9
Total liabilities	6,980.2	7,132.4
Commitments and contingencies (Note 17)

Shareholders’ equity:
Preferred Shares, no par value; 14.4 shares authorized; 5.25% Mandatory Convertible Preferred Shares, Series A, 14.4 shares issued and outstanding as of both March 31, 2023 and December 31, 2022	1,392.6	1,392.6
Ordinary Shares, no par value; unlimited shares authorized at March 31, 2023 and December 31, 2022; 675.6 and 674.4 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	11,778.4	11,744.7
Accumulated other comprehensive loss	(577.5)	(665.9)
Accumulated deficit	(5,634.2)	(5,658.9)
Total shareholders’ equity	6,959.3	6,812.5
Total Liabilities and Shareholders’ Equity	$13,939.5	$13,944.9
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statement of Operations (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenues, net	$629.1	$662.2
Operating expenses:
Cost of revenues	229.7	249.2
Selling, general and administrative costs	194.8	193.7
Depreciation and amortization	172.6	176.4
Restructuring and impairment	9.4	11.7
Other operating income, net	(32.0)	(13.7)
Total operating expenses	574.5	617.3
Income from operations	54.6	44.9
Mark to market loss (gain) on financial instruments	1.1	(100.4)
Interest expense and amortization of debt discount, net	73.6	59.5
(Loss) income before income taxes	(20.1)	85.8
(Benefit) provision for income taxes	(63.6)	16.3
Net income	43.5	69.5
Dividends on preferred shares	18.8	18.7
Net income attributable to ordinary shares	$24.7	$50.8

Per share:
Basic	$0.04	$0.07
Diluted	$0.04	$(0.06)

Weighted average shares used to compute earnings per share:
Basic	674.8	682.5
Diluted	679.3	688.0
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In millions)

	Three Months Ended March 31,
	2023	2022
Net income	$43.5	$69.5
Other comprehensive income (loss), net of tax:
Interest rate swaps	(12.4)	11.9
Foreign currency translation adjustment	100.8	(235.1)
Total other comprehensive income (loss), net of tax	88.4	(223.2)
Comprehensive income (loss)	$131.9	$(153.7)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(In millions)

	Ordinary Shares		Preferred Shares		Treasury Shares		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	674.4	$11,744.7	14.4	$1,392.6	—	—	$(665.9)	$(5,658.9)	$6,812.5
Vesting of restricted stock units	1.8	—	—	—	—	—	—	—	—
Share-based award activity	(0.6)	33.7	—	—	—	—	—	—	33.7
Dividends to preferred shareholders	—	—	—	—	—	—	—	(18.8)	(18.8)
Net income	—	—	—	—	—	—	—	43.5	43.5
Other comprehensive income	—	—	—	—	—	—	88.4	—	88.4
Balance at March 31, 2023	675.6	$11,778.4	14.4	$1,392.6	—	$—	$(577.5)	$(5,634.2)	$6,959.3

	Ordinary Shares		Preferred Shares		Treasury Shares		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	683.1	$11,827.9	14.4	$1,392.6	0.5	$(16.9)	$326.7	$(1,604.4)	$11,925.9
Reclassification of EBT Shares	(0.5)	—	—	—	—	—	—	—	—
Exercise of stock options	0.2	0.4	—	—	—	—	—	—	0.4
Vesting of restricted stock units	0.7	—	—	—	—	—	—	—	—
Share-based award activity	(0.4)	21.5	—	—	—	—	—	—	21.5
Repurchases of ordinary shares	(4.1)	—	—		4.1	(66.4)	—	—	(66.4)
Retirement of treasury shares	—	(34.8)	—	—	(2.1)	33.3	—	1.5	—
Sale of treasury shares	—	—	—	—	—	1.3	—	(0.7)	0.6
Dividends to preferred shareholders	—	—	—	—	—	—	—	(18.7)	(18.7)
Net income	—	—	—	—	—	—	—	69.5	69.5
Other comprehensive loss	—	—	—	—	—	—	(223.2)	—	(223.2)
Balance at March 31, 2022	679.0	$11,815.0	14.4	$1,392.6	2.5	$(48.7)	$103.5	$(1,552.8)	$11,709.6
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended March 31,
	2023	2022
Cash Flows From Operating Activities
Net income	$43.5	$69.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	172.6	176.4
Share-based compensation	40.7	24.6
Restructuring and impairment	0.5	(0.9)
Mark to market loss (gain) on financial instruments	1.1	(100.4)
Amortization of debt issuance costs	5.1	3.6
Gain on legal settlement	(49.4)	—
Other operating activities	8.1	(14.1)
Changes in operating assets and liabilities:
Accounts receivable	42.3	40.2
Prepaid expenses	(21.7)	(20.8)
Other assets	13.7	(18.5)
Accounts payable	(0.1)	(10.3)
Accrued expenses and other current liabilities	(33.0)	(143.9)
Deferred revenues	85.5	63.3
Operating leases, net	(2.0)	(0.5)
Other liabilities	(79.4)	(0.8)
Net cash provided by operating activities	$227.5	$67.4

Cash Flows From Investing Activities
Capital expenditures	(59.3)	(41.4)
Payments for acquisitions and cost method investments, net of cash acquired	(1.1)	(1.3)
Net cash used in investing activities	$(60.4)	$(42.7)

Cash Flows From Financing Activities
Principal payments on term loan	(125.0)	(7.2)
Payment of debt issuance costs and discounts	—	(2.1)
Repurchases of ordinary shares	—	(55.1)
Cash dividends on preferred shares	(18.9)	(18.9)
Proceeds from stock options exercised	—	0.4
Payments related to finance lease	(0.2)	(0.5)
Payments related to tax withholding for stock-based compensation	(7.5)	(5.4)
Net cash used in financing activities	$(151.6)	$(88.8)
Effects of exchange rates	2.0	(7.8)

Net increase in cash and cash equivalents	15.4	69.3
Net increase (decrease) in restricted cash	2.1	(141.2)
Net increase (decrease) in cash and cash equivalents, and restricted cash	$17.5	$(71.9)

Beginning of period:
Cash and cash equivalents	348.8	430.9
Restricted cash	8.0	156.7
Total cash and cash equivalents, and restricted cash, beginning of period	$356.8	$587.6

End of period:

CLARIVATE PLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended March 31,
	2023	2022
Cash and cash equivalents	364.2	500.2
Restricted cash	10.1	15.5
Total cash and cash equivalents, and restricted cash, end of period	$374.3	$515.7

Supplemental Cash Flow Information:
Cash paid for interest	40.7	27.8
Cash paid for income tax	3.0	3.6
Capital expenditures included in accounts payable	6.0	7.7

Non-Cash Financing Activities:
Retirement of treasury shares	—	(33.3)
Treasury share purchases settled after period end	—	11.3
Dividends accrued on our 5.25% Series A Mandatory Convertible Preferred Shares	6.4	6.4
Total Non-Cash Financing Activities	$6.4	$(15.6)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, per share data, ratios or as noted)

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
The Company is a provider of proprietary and comprehensive information, analytics, professional services and workflow solutions that enable users across government and academic institutions, life science and healthcare companies, corporations and law firms to power the entire innovation lifecycle, from cultivating curiosity to protecting the world's critical intellectual property assets. Clarivate has three reportable segments: Academia & Government ("A&G"), Intellectual Property ("IP"), and Life Sciences & Healthcare ("LS&H"). Our segment structure is organized based on the products we offer and the markets they serve. See Note 16 - Segment Information, for additional information on the Company's reportable segments.

Note 2: Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022. Results from interim periods should not be considered indicative of results for the full year. In the opinion of management, these Condensed Consolidated Financial Statements reflect all adjustments necessary for a fair statement of financial position, results of operations, and cash flows for the periods presented, and such adjustments are of a normal, recurring nature.
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

Note 3: Summary of Significant Accounting Policies
Our significant accounting policies are those that we believe are important to the portrayal of our financial condition and results of operations, as well as those that involve significant judgments or estimates about matters that are inherently uncertain. There have been no material changes to the significant accounting policies discussed in Item 8. Financial Statements and Supplementary Data – Notes to the Consolidated Financial Statements – Note 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on March 1, 2023.
Newly Adopted Accounting Standards
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform between March 12, 2020 and December 31, 2022. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which provides additional optional guidance on the transition from LIBOR to include derivative instruments that use an interest rate for margining, discounting or contract price alignment. The standard will ease, if warranted, the requirements for accounting for the future effects of the rate reform. Additionally, in December 2022, the FASB issued ASU 2022-06, Reference Rate Reform: Deferral of the Sunset Date of Topic 848, which deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024 to align with the amended cessation date of LIBOR. In 2020, the Company adopted ASU 2020-04, and, upon meeting the specified criteria in the guidance, elected the optional expedients for its interest rate swaps and debt agreements with reference to LIBOR. Accordingly, the Company has continued to account for its interest rate swaps in accordance with hedge accounting and has not applied modification accounting to its debt agreements. ASU 2021-01 and ASU 2022-06 did not have an effect on how

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, per share data, ratios or as noted)
the Company accounts for its interest rate swaps and debt agreements due to our election and application of the optional expedients discussed above in connection with ASU 2020-04.
Recently Issued Accounting Standards
There were no other new accounting standards or updates issued or effective as of March 31, 2023, that have, or are expected to have, a material impact on the Company's Condensed Consolidated Financial Statements.

Note 4: Leases
The Company has multiple agreements to sublease operating lease right of use assets and recognized $0.7 and $0.8 of sublease income for the three months ended March 31, 2023 and 2022, respectively, within Selling, general and administrative costs in the Condensed Consolidated Statements of Operations.

Note 5: Property and Equipment, Net
Property and equipment, net consisted of the following:

	March 31,	December 31,
	2023	2022
Computer hardware	$47.2	$45.1
Leasehold improvements	16.2	16.1
Furniture, fixtures and equipment	40.2	39.0
Capital office leases - finance lease asset	8.0	8.0
Other	2.1	2.1
Total property and equipment, gross	$113.7	$110.3
Accumulated depreciation	(61.4)	(55.8)
Total property and equipment, net	$52.3	$54.5

Depreciation expense was $5.9 and $10.6 for the three months ended March 31, 2023 and 2022, respectively.

Note 6: Other Intangible Assets, net and Goodwill
Other Intangible Assets, net
The following tables summarize the gross carrying amounts and accumulated amortization of the Company’s identifiable intangible assets by major class:

	March 31, 2023			December 31, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Finite-lived intangible assets:
Customer relationships	$7,886.9	$(918.6)	$6,968.3	$7,809.0	$(821.5)	$6,987.5
Databases and content	2,711.9	(833.3)	1,878.6	2,681.0	(780.5)	1,900.5
Computer software	793.2	(446.4)	346.8	765.1	(422.2)	342.9
Other	88.6	(42.3)	46.3	88.8	(38.9)	49.9
Finite-lived intangible assets	$11,480.6	$(2,240.6)	$9,240.0	$11,343.9	$(2,063.1)	$9,280.8
Indefinite-lived intangible assets:
Trade names	156.9	—	156.9	156.9	—	156.9
Total intangible assets	$11,637.5	$(2,240.6)	$9,396.9	$11,500.8	$(2,063.1)	$9,437.7

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, per share data, ratios or as noted)
Intangible amortization expense was $166.7 and $165.8 for the three months ended March 31, 2023, and 2022, respectively.
Goodwill
The change in the carrying amount of goodwill by segment is shown below:

	A&G Segment	IP Segment	LS&H Segment	Consolidated Total
Balance as of December 31, 2022	$1,109.8	$590.3	$1,176.4	$2,876.5
Impact of foreign currency fluctuations	(0.1)	15.1	—	15.0
Balance as of March 31, 2023	$1,109.7	$605.4	$1,176.4	$2,891.5

Note 7: Derivative Instruments
The Company has interest rate swap arrangements with counterparties to reduce its exposure to variability in cash flows relating to interest payments on its outstanding LIBOR-based Term Loan arrangements. Our interest rate swap arrangements are subject to hedge accounting, by designating the interest rate swaps as hedges on applicable future quarterly interest payments. The following table provides a summary of the Company's interest rate swap arrangements by maturity date as of March 31, 2023 :

Notional Value	Effective Date	Maturity Date	Fixed Rate
$49.0	March 31, 2021	September 29, 2023	1.695%
$49.0	April 30, 2021	September 29, 2023	1.695%
$100.0	March 31, 2021	March 28, 2024	0.451%
$100.0	October 31, 2022	March 28, 2024	0.471%
$150.0	October 31, 2022	March 31, 2024	0.487%
$385.5	August 4, 2022	October 31, 2026	2.857%
$385.5	August 5, 2022	October 31, 2026	3.063%
Changes in fair value are recorded in Accumulated other comprehensive income (loss) ("AOCI") in the Condensed Consolidated Balance Sheets and the amounts reclassified out of AOCI are recorded to Interest expense and amortization of debt discount, net in the Condensed Consolidated Statements of Operations.
The fair value of the interest rate swaps is recorded in Other current assets or Accrued expenses and other current liabilities and Other non-current assets or Other non-current liabilities in the Condensed Consolidated Balance Sheets, according to the duration of related cash flows. The fair value of the interest rate swaps was an asset balance of $34.6 and $49.5 as of March 31, 2023 and December 31, 2022, respectively. See Note 8 - Fair Value Measurements for additional information related to the fair value of these derivative instruments.
For additional information on our interest rate risk, see Item 3. Quantitative and Qualitative Disclosures about Market Risk, and see Note 9 - Debt for additional information on our outstanding Term Loan.
Foreign Currency Forward Contracts
The Company periodically enters into foreign currency contracts, which generally do not exceed 180 days in duration, to help manage the Company’s exposure to foreign exchange rate risks. The contracts are not designated as accounting hedges under the applicable sections of ASC 815, Derivatives and Hedging.
The Company accounts for these forward contracts at fair value and recognizes the associated realized and unrealized gains and losses in Other operating income, net in the Condensed Consolidated Statements of Operations. During the three months ended March 31, 2023 and 2022, the Company recognized a (gain) loss from the mark to market adjustment of $(3.2) and $6.7, respectively. The principal amount of outstanding foreign currency contracts was $187.2 as of March 31, 2023 and $165.1 as of December 31, 2022.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, per share data, ratios or as noted)
The total fair value of the forward contracts represented an asset balance of $3.7 and $0.8, and a liability balance of $0.1 and $0.4, as of March 31, 2023 and December 31, 2022, respectively, which are classified as Other current assets and Accrued expenses and other current liabilities, respectively, in the Condensed Consolidated Balance Sheets. See Note 8 - Fair Value Measurements for additional information related to fair value of these derivative instruments.

Note 8: Fair Value Measurements
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table provides a summary of the Company’s assets and liabilities that were recognized at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Level 2	Level 3	Total Fair Value
Assets
Forward currency contracts asset - current	$3.7	$—	$3.7
Interest rate swap asset - current	16.1	—	16.1
Interest rate swap asset - non-current	18.5	—	18.5
Total	$38.3	$—	$38.3

Liabilities
Forward currency contracts liability - current	$0.1	$—	$0.1
Warrant liability	—	22.1	22.1
Total	$0.1	$22.1	$22.2

	December 31, 2022
	Level 2	Level 3	Total Fair Value
Assets
Forward currency contracts asset - current	$0.8	$—	$0.8
Interest rate swap asset - current	2.3	—	2.3
Interest rate swap asset - non-current	47.2	—	47.2
Total	$50.3	$—	$50.3

Liabilities
Forward currency contracts liability - current	$0.4	$—	$0.4
Warrant liability	—	21.0	21.0
Total	$0.4	$21.0	$21.4

There were no transfers of assets or liabilities between levels during the three months ended March 31, 2023 or year ended December 31, 2022.
Private Placement Warrants - The following table summarizes the changes in the Private Placement Warrants liability for the three months ended March 31, 2023 and 2022:

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, per share data, ratios or as noted)

	2023	2022
Balance as of January 1	$21.0	$227.8
Mark to market loss (gain) on financial instruments	1.1	(100.4)
Exercise of Private Placement Warrants	—	—
Balance as of March 31	$22.1	$127.4

Note 9: Debt
The following table is a summary of the Company’s debt:

		March 31, 2023		December 31, 2022
Type	Maturity	Effective Interest Rate	Carrying Value	Effective Interest Rate	Carrying Value
Senior Notes	2029	4.875%	$921.4	4.875%	$921.4
Senior Secured Notes	2028	3.875%	921.2	3.875%	921.2
Revolving Credit Facility	2027	7.657%	—	7.234%	—
Term Loan Facility	2026	7.840%	2,372.4	7.384%	2,497.4
Senior Secured Notes	2026	4.500%	700.0	4.500%	700.0
Finance lease	2036	6.936%	31.1	6.936%	31.3
Total debt outstanding			4,946.1		5,071.3
Debt discounts and issuance costs			(60.2)		(65.3)
Current portion of long-term debt			(1.1)		(1.0)
Long-term debt			$4,884.8		$5,005.0

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

Senior Secured Notes (2026)
The Company has $700.0 aggregate principal amount of its Senior Secured Notes due 2026 bearing interest at a rate of 4.50% per annum, payable semi-annually to holders of record on May 1 and November 1 of each year. The first interest payment was paid in May 2020. The Senior Secured Notes due 2026 were issued by Camelot Finance S.A. (the "Lux Issuer"), an indirect wholly-owned subsidiary of Clarivate, and are secured on a first-lien pari passu basis with borrowings under the Credit Facilities and Senior Secured Notes due 2028. These Notes are guaranteed on a joint and several basis by each of Clarivate's indirect subsidiaries that is an obligor or guarantor under the Credit Facilities and are general senior secured obligations of the Lux Issuer and are secured on a first-priority basis by the collateral now owned or hereafter acquired by the Lux Issuer and each of the guarantors that secures the Issuer’s and such guarantor’s obligations under Clarivate's credit facilities (subject to permitted liens and other exceptions).

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, per share data, ratios or as noted)
The Credit Facilities
The Company's Credit Facilities consist of a $750.0 Revolving Credit Facility with a $80.0 letter of credit sublimit, due 2027, and a $2,860.0 Term Loan Facility due 2026.
Revolving Credit Facility
As of March 31, 2023 and December 31, 2022, the Company had no outstanding balance on its Revolving Credit Facility. The facility provides for revolving loans, same-day borrowings and letters of credit pursuant to commitments in an aggregate principal amount of $750.0 with a letter of credit sublimit of $80.0. Proceeds of loans made under the Revolving Credit Facility may be borrowed, repaid and reborrowed prior to the maturity of the Revolving Credit Facility. Our ability to draw under the Revolving Credit Facility or issue letters of credit thereunder is conditioned upon, among other things, delivery of required notices, accuracy of the representations and warranties contained in the Credit Agreement and the absence of any default or event of default under the Credit Agreement.
As of March 31, 2023, letters of credit totaling $9.5 were collateralized by the Revolving Credit Facility, and, notwithstanding the Revolving Credit Facility, the Company had unsecured corporate guarantees outstanding of $12.5 and cash collateralized letters of credit of $4.2, which were not collateralized by the Revolving Credit Facility.
Term Loan Facility (2026)
The Company has a Term Loan Facility of $2,860.0 due 2026, which was fully drawn at closing. During the fourth quarter of 2022, the Company made a $300.0 prepayment on its Term Loan Facility and made another prepayment of $125.0 during the three months ended March 31, 2023. Prior to the initial prepayment, the principal amount of the Term Loan Facility was repaid by the Company on the last business day of each March, June, September and December, in an amount equal to 0.25% of the aggregate original par principal amount of the initial term loans.
The carrying value of the Company’s variable interest rate debt, excluding unamortized debt issuance costs, approximates fair value due to the short-term nature of the interest rate benchmark rates. The fair value of the fixed rate debt is estimated based on market observable data for debt with similar prepayment features. The fair value of the Company’s debt was $4,674.0 and $4,709.6 at March 31, 2023 and December 31, 2022, respectively, and is considered Level 2 under the fair value hierarchy.

Note 10: Revenue
Disaggregated Revenues
We disaggregate our revenues by segment (see Note 16 - Segment Information) and by transaction type based on revenue recognition pattern as follows:
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
(In millions, except option prices, per share data, ratios or as noted)
Revenue is recognized over time utilizing a reasonable measure of progress depicting the satisfaction of the related performance obligation. Other revenues also includes one-time perpetual archive license revenues.
The following table presents the Company’s revenues by transaction type based on revenue recognition pattern for the periods presented:

	Three Months Ended March 31,
	2023	2022
Subscription revenues	$393.2	$403.8
Re-occurring revenues	107.7	114.5
Transactional and other revenues	128.2	143.7
Deferred revenues adjustment	—	0.2
Revenues, net	$629.1	$662.2
Contract Balances

Balances, as of:	Accounts receivable, net	Current deferred revenues	Non-current deferred revenues
December 31, 2022	$872.1	$947.5	$38.5
March 31, 2023	838.6	1,040.1	38.0
Increase (decrease)	$(33.5)	$92.6	$(0.5)

December 31, 2021	$906.4	$1,030.4	$54.2
March 31, 2022	859.8	1,080.6	54.7
Increase (decrease)	$(46.6)	$50.2	$0.5
The Company recognized revenue of $457.8 and $354.0 during the three months ended March 31, 2023 and 2022, respectively, attributable to deferred revenues recorded at the beginning of each such period. Those amounts primarily consisted of subscription revenues recognized ratably over the contractual term during the respective reporting periods.
Transaction Price Allocated to Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. Our most significant remaining performance obligations relate to contracts in which we license the right to use our products to our customers or provide maintenance services over the remaining contractual term, a majority of which are contracts with a duration of one year or less. As of March 31, 2023, approximately 90% of the aggregate transaction price allocated to remaining performance obligations are expected to be satisfied within one year.

Note 11: Shareholders’ Equity
As of March 31, 2023, there were unlimited shares of ordinary stock authorized and 675.6 million shares issued and outstanding, with no par value. The Company did not hold any shares as treasury shares as of March 31, 2023 and December 31, 2022. The Company’s ordinary shareholders are entitled to one vote per share.
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

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, per share data, ratios or as noted)
As of March 31, 2023, we accrued $6.4 of preferred share dividends within Accrued expenses and other current liabilities. While the dividends on the MCPS are cumulative, they will not be paid until declared by the Company’s Board of Directors. If the dividends are not declared, they will continue to accumulate until paid, due to a backstop contained in the agreement (even if never declared).
Treasury Shares
CPA Global Acquisition Shares - During the three months ended March 31, 2022, 41.7 thousand shares held in the Employee Benefit Trust ("EBT"), established for the CPA Global Equity Plan, were sold at an average net price per share of $15.01 to fund the payment to the respective employees. Given the original share value of $30.99 as of the date of the acquisition, an associated loss was recognized within the Condensed Consolidated Statement of Changes in Equity in the amount of $0.7 during the three months ended March 31, 2022. The CPA Global Equity Plan was terminated during the year ended December 31, 2022 after all remaining shares were sold and payments were made to respective employees.
Share Repurchase Program and Share Retirements - In February 2022, the Company's Board of Directors approved the purchase of up to $1,000.0 of the Company's ordinary shares through open-market purchases, to be executed through December 31, 2023. During the three months ended March 31, 2022, the Company repurchased 4.1 million ordinary shares at an average price per share of $16.16 with a total carrying value of $66.4, which included $11.3 of March purchases that cash settled in April 2022. Of the total ordinary shares purchased during three months ended March 31, 2022, 2.1 million shares with a carrying value of $33.3 were retired and restored as authorized but unissued ordinary shares. Upon formal retirement and in accordance with ASC Topic 505, Equity, the Company reduced its ordinary shares account by the carrying amount of the treasury shares. Additionally, given the differences of the original repurchase share value and the value at the time of formal retirements, an associated gain was recognized within the Condensed Consolidated Statement of Changes in Equity in the amount of $1.5. As of March 31, 2023, the Company had approximately $825.0 of availability remaining under this program.

	Three Months Ended March 31,
	2023	2022
Total number of shares repurchased	—	4.1
Average price paid per share	$—	$16.16
Total	$—	$66.4

Total shares retired	—	2.1
Average price at retirement date	$—	$15.71
Total	$—	$33.3

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, per share data, ratios or as noted)
Note 12: Share-based Compensation
The Company grants share-based awards under the Clarivate Plc 2019 Incentive Award Plan ("the Plan"). As of March 31, 2023, approximately 25.6 million of the Company’s ordinary shares were available for share-based awards. The Plan provides for the issuance of stock options, restricted stock units ("RSUs") and performance share units ("PSUs").
Share-based compensation expense is recorded to the “Cost of revenues" and “Selling, general and administrative” line items on the accompanying Consolidated Statements of Operations. Total share-based compensation expense for the three months ended March 31, 2023 and 2022, comprised of the following:

	Three Months Ended March 31, 2023
	Stock Options	RSUs	PSUs	CPA Global Equity Plan	Total
Cost of revenues	$—	$12.8	$0.2	$—	$13.0
Selling, general and administrative costs	1.9	16.7	9.6	—	28.2
Total share-based compensation expense	$1.9	$29.5	$9.8	$—	$41.2

	Three Months Ended March 31, 2022
	Stock Options	RSUs	PSUs	CPA Global Equity Plan	Total
Cost of revenues	$—	$9.6	$0.1	$(0.4)	$9.3
Selling, general and administrative costs	—	16.2	1.0	0.1	17.3
Total share-based compensation expense	$—	$25.8	$1.1	$(0.3)	$26.6

The following table summarizes the Company’s existing share-based compensation awards program activity for the three months ended March 31, 2023, and 2022, respectively:

	Three Months Ended March 31, 2023
	Stock Options	RSUs	PSUs
Balance at December 31, 2022	3.7	13.5	2.1
Granted	—	4.2	1.2
Exercised/Vested	—	(1.8)	—
Forfeited/Unexercised	—	(0.4)	(0.5)
Balance at March 31, 2023	3.7	15.5	2.8

Total remaining unamortized compensation costs	$—	$121.0	$42.0

Weighted average remaining service period	0 years	1.23 years	2.40 years

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, per share data, ratios or as noted)

	Three Months Ended March 31, 2022
	Stock Options	RSUs	PSUs
Balance at December 31, 2021	4.8	4.5	1.4
Granted	—	3.9	0.9
Vested	(0.2)	(0.7)	—
Forfeited	(0.1)	(0.1)	—
Balance at March 31, 2022	4.5	7.6	2.3

Total remaining unamortized compensation costs	$—	$89.4	$11.6

Weighted average remaining service period	0 years	1.40 years	1.90 years

Note 13: Income Taxes
During the three months ended March 31, 2023 and 2022, the Company recognized an income tax benefit of $63.6 on loss before income taxes of $20.1 and an income tax provision of $16.3 on income before income taxes of $85.8, respectively. The effective tax rate was 316.4% for the three months ended March 31, 2023, as compared to 19.0% for the three months ended March 31, 2022. The overall decrease in tax expense is primarily due to the $70.4 tax benefit recorded on the settlement of an open tax dispute in Israel during the three months ended March 31, 2023, and due to the change in the mix of taxing jurisdictions in which pre-tax profits and losses were recognized.
The Company maintained a $25.2 valuation allowance against certain US deferred tax assets as of March 31, 2023. We believe it is reasonably possible that within the next 12 months sufficient positive evidence may become available to conclude that part, or all, of this valuation allowance is no longer needed. The timing and amount of any valuation allowance release are subject to change based on multiple factors, including the level of profitability that we are able to actually achieve.

Note 14: Earnings Per Share
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
Potential ordinary shares on a gross basis of 17.8 million and 26.9 million options, RSUs, PSUs, and Warrants related to the 2019 Incentive Award Plan were excluded from diluted EPS for the three months ended March 31, 2023 and 2022, respectively, as their inclusion would have been anti-dilutive or their performance metric was not met. See Note 11 - Shareholders’ Equity and Note 12 - Share-based Compensation for additional information.
The potential dilutive effect of our MCPS outstanding during the period was calculated using the if-converted method assuming the conversion as of the earliest period reported or at the date of issuance, if later. The resulting weighted-average ordinary shares of 55.3 million related to our MCPS are not included in the dilutive weighted-average ordinary shares outstanding calculation for the three months ended March 31, 2023, as their effect would be anti-dilutive.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, per share data, ratios or as noted)
The basic and diluted EPS computations for our ordinary shares are calculated as follows:

	Three Months Ended March 31,
	2023	2022
Basic EPS
Net income available to ordinary shareholders	$43.5	$69.5
Dividends on preferred shares	18.8	18.7
Net income attributable to ordinary shares	$24.7	$50.8

Basic weighted-average number of ordinary shares outstanding	674.8	682.5
Basic EPS	$0.04	$0.07

Diluted EPS
Net income attributable to ordinary shares	$24.7	$50.8
Change in fair value of private placement warrants	—	(94.9)
Net income (loss) attributable to ordinary shares, diluted	$24.7	$(44.1)

Denominator:
Shares used in computing net income (loss) attributable to per share to ordinary shareholders, basic	674.8	682.5
Weighted-average effect of potentially dilutive shares to purchase ordinary shares	4.5	5.5
Diluted weighted-average number of ordinary shares outstanding	679.3	688.0
Diluted EPS	$0.04	$(0.06)

Note 15: Other Operating Income, Net
Other operating income, net, consisted of the following for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Gain on legal settlement(1)	$(49.4)	$—
Net foreign exchange loss (gain)	20.6	(20.4)
Miscellaneous (income) expense, net	(3.2)	6.7
Other operating income, net	$(32.0)	$(13.7)

(1) Refer to Note 17 - Commitments and Contingencies for further information.

Note 16: Segment Information
The Chief Executive Officer is the Company’s Chief Operating Decision Maker (“CODM”). The CODM evaluates segment performance based primarily on revenue and Adjusted EBITDA. The CODM does not review assets by segment for the purposes of assessing performance or allocating resources.
Below is the overview of the product groups within each reportable segment. This structure enables a sharp focus on cross-selling opportunities within the markets we serve and provides substantial scale.
•The A&G segment consists of our Academia & Government product group, which drives research excellence across institutions, empower researchers to tackle today’s global challenges and help academic institutions and libraries improve operational efficiency and effectiveness.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, per share data, ratios or as noted)
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
Each of the three segments represent the segments for which discrete financial information is available and upon which operating results are regularly evaluated by the CODM in order to assess performance and allocate resources. The CODM evaluates performance based primarily on segment revenue and Adjusted EBITDA. Adjusted EBITDA represents net income (loss) before the provision for income taxes, depreciation and amortization, and interest expense adjusted to exclude acquisition and disposal-related transaction costs, losses on extinguishment of debt, share-based compensation, unrealized foreign currency remeasurement, transformational and restructuring expenses, acquisition-related adjustments to deferred revenues prior to the adoption of FASB ASU No. 2021-08 in 2021, non-operating income or expense, the impact of certain non-cash mark-to-market adjustments on financial instruments, legal settlements, goodwill impairment and other items that are included in net income (loss) for the period that the Company does not consider indicative of its ongoing operating performance and certain unusual items impacting results in a particular period.
Revenues, net by segment
The following table summarizes revenue by reportable segment for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Academia and Government	$314.7	$311.8
Intellectual Property	209.1	241.8
Life Sciences and Healthcare	105.3	108.6
Total Revenues, net	$629.1	$662.2

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, per share data, ratios or as noted)
Adjusted EBITDA by segment
The following table presents segment profitability and a reconciliation to net income for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Academia and Government	$125.4	$104.5
Intellectual Property	94.6	117.6
Life Sciences and Healthcare	32.7	40.2
Total Adjusted EBITDA	$252.7	$262.3
Benefit (provision) for income taxes	63.6	(16.3)
Depreciation and amortization	(172.6)	(176.4)
Interest expense and amortization of debt discount, net	(73.6)	(59.5)
Mark to market (loss) gain on financial instruments(1)	(1.1)	100.4
Deferred revenues adjustment	—	0.2
Transaction related costs(2)	(1.7)	(6.7)
Share-based compensation expense	(41.2)	(37.0)
Restructuring and impairment(3)	(9.4)	(11.7)
Other(4)	26.8	14.2
Net income	$43.5	$69.5
Dividends on preferred shares	(18.8)	(18.7)
Net income attributable to ordinary shares	$24.7	$50.8

(1) Reflects mark-to-market adjustments on the Private Placement Warrants under ASC 815, Derivatives and Hedging. Refer to Note 8 - Fair Value Measurements for further information.
(2) Includes costs incurred to complete business combination transactions, including acquisitions, dispositions and capital market activities and include advisory, legal, and other professional and consulting costs.

(3) Primarily reflects severance and related benefit costs related to approved restructuring programs. Refer to Note 19 - Restructuring and Impairment for further information.
(4) The current year period primarily includes the gain on legal settlement, which was partially offset by a net loss on foreign exchange re-measurement. The prior year period includes a net gain on foreign exchange re-measurement and other individually insignificant items that do not reflect our ongoing operating performance. Refer to Note 15 - Other Operating Income, Net and Note 17 - Commitments and Contingencies for further information.

Note 17: Commitments and Contingencies
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
Our best estimate of the Company's potential liability for the larger legal claims is approximately $32, which includes estimated legal costs and accrued interest. The recorded probable loss is an estimate and the actual costs arising from our litigation could be materially lower or higher. We have and will continue to vigorously defend ourselves against these

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, per share data, ratios or as noted)
claims. We maintain appropriate levels of insurance, which we expect are likely to provide coverage for some of these liabilities or other losses that may arise from these litigation matters.
During the three months ended March 31, 2023, we reached settlement related to the potential liability for one of the larger legal claims. Amounts payable by us in settlement are covered by insurance. As a result, we have adjusted our reserve for this liability to approximately $29 and recognized a gain on the release of the remaining net liability of approximately $20 within Other operating income, net in the Condensed Consolidated Statements of Operations. Additionally, we have confirmed acknowledgement with the Company’s insurance carrier of payment and have determined that collection is probable. Accordingly, we have recorded a recovery asset of approximately $29 within Other current assets as of March 31, 2023 and a total gain on settlement of approximately $49.
Between January and March 2022, three putative securities class action complaints were filed in the United States District Court for the Eastern District of New York against Clarivate and certain of its executives and directors alleging that there were weaknesses in the Company’s internal controls over financial reporting and financial reporting procedures that it failed to disclose in violation of federal securities law. The complaints were consolidated into a single proceeding on May 18, 2022. On August 8, 2022, plaintiffs filed a consolidated amended complaint, seeking damages on behalf of a putative class of shareholders who acquired Clarivate securities between July 30, 2020, and February 2, 2022, and/or acquired Clarivate common or preferred shares in connection with offerings on June 10, 2021, or Clarivate common shares in connection with a September 13, 2021, offering. The amended complaint, like the prior complaints, references an error in the accounting treatment of an equity plan included in the Company’s 2020 business combination with CPA Global that was disclosed on December 27, 2021, and related restatements issued on February 3, 2022, of certain of the Company’s previously issued financial statements; the amended complaint also alleges that the Company and certain of its executives and directors made false or misleading statements relating to the Company’s product quality and expected organic revenues and organic growth rate, and that they failed to disclose significant known changes to the Company’s business model. Defendants moved to dismiss the amended complaint on October 7, 2022. The motions to dismiss were fully briefed as of January 20, 2023, and oral argument on the pending motions is currently scheduled for May 19, 2023. On June 7, 2022, a class action was filed in Pennsylvania state court in the Court of Common Pleas of Philadelphia asserting claims under the Securities Act of 1933, based on substantially similar allegations, with respect to alleged misstatements and omissions in the offering documents for two issuances of Clarivate ordinary shares in June and September 2021. The Company moved to stay this proceeding on August 19, 2022, and filed its preliminary objections to the state court complaint on October 21, 2022. Briefing on defendants' preliminary objections was completed on December 12, 2022, and the preliminary objections remain pending. On January 4, 2023, the court granted a partial stay of all proceedings until further court order after oral argument on the stay motion. Following oral argument on April 11, 2023, the court denied a further stay of the proceedings on April 17, 2023. Clarivate does not believe that the claims alleged in the complaints have merit and will vigorously defend against them. Given the early stage of the proceedings, we are unable to estimate the reasonably possible loss or range of loss, if any, arising from these matters.
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

Contingent Liabilities
As of March 31, 2023 and December 31, 2022, there were no outstanding contingent liabilities.
MCPS Dividends
As noted in Note 11 - Shareholders’ Equity, dividends on our convertible preferred shares will be payable on a cumulative basis when, as and if declared by our Board of Directors, or an authorized committee of our Board of Directors, at an annual rate of 5.25% of the liquidation preference of $100.00 per share. Refer to Note 11 - Shareholders’ Equity for further details.

Note 18: Related Party Transactions

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, per share data, ratios or as noted)
On December 1, 2021, Clarivate closed its acquisition of ProQuest from CIG, Atairos and certain other equity holders (the "Seller Group"). The aggregate consideration included $1,094.9 from the issuance of 46.9 million ordinary shares to the Seller Group. As part of the acquisition, and as a result, CIG is a related party to Clarivate. Clarivate assumed a Finance lease in which CIG is the Lessor as part of the acquisition. For the three months ended March 31, 2023, interest expense of $0.5 and amortization of the Finance lease right of use asset ("ROU") of $0.1 is reflected in the Condensed Consolidated Statements of Operations. The Finance lease ROU asset of $8.0 is presented within Property, Plant, and Equipment (see Note 5 - Property and Equipment, Net) and the corresponding lease liability of $31.1 is treated as an item of indebtedness (see Note 9 - Debt) within the Condensed Consolidated Balance Sheet.
Clarivate has a vendor and customer arrangement with an affiliate of one of our directors. During the three months ended March 31, 2023 and 2022, the Company recognized revenues, net of $0.2 and $0.2 and incurred expenses of $1.2 and $1.1, respectively, related to the arrangement. As of March 31, 2023 and December 31, 2022, the Company had no outstanding receivables and payables related to the arrangement.

Note 19: Restructuring and Impairment
One Clarivate Program - During the second quarter of 2021, the Company approved a restructuring plan to streamline operations within targeted areas of the Company to reduce operational costs, with the primary cost savings driver being from a reduction in workforce.
ProQuest Acquisition Integration Program - During the fourth quarter of 2021, the Company approved a restructuring plan to streamline operations within targeted areas of the Company to reduce operational costs, with the primary cost savings driver being from a reduction in workforce.
Other Restructuring Programs - During the fourth quarter of 2019 and throughout 2020, we engaged a strategic consulting firm to assist us in optimizing our structure and cost base, resulting in the implementation of several cost-saving and margin improvement programs designed to generate substantial incremental cash flows.
The following table summarizes the pre-tax charges by activity and program during the periods indicated:

	Three Months Ended March 31,
	2023	2022
Severance and Related Benefit Costs:
One Clarivate Program	$—	$5.7
ProQuest Acquisition Integration Program	9.3	4.2
Other Restructuring Programs	—	0.4
Total Severance and Related Benefit Costs	$9.3	$10.3

Exit and Disposal Costs:
ProQuest Acquisition Integration Program	$0.1	$1.8
Other Restructuring Programs	—	(0.1)
Total Exit and Disposal Costs	$0.1	$1.7

Lease Abandonment Costs:
Other Restructuring Programs	—	(0.3)
Total Lease Abandonment Costs	$—	$(0.3)

Total Restructuring and Impairment Costs	$9.4	$11.7

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, per share data, ratios or as noted)
The following table summarizes the pre-tax charges by program and segment during the periods indicated:

	Three Months Ended March 31,
	2023	2022
Academia and Government:
One Clarivate Program	$—	$2.9
ProQuest Acquisition Integration Program	5.1	3.2
Other Restructuring Programs	—	(0.2)
Total Academia and Government	$5.1	$5.9

Intellectual Property:
One Clarivate Program	$—	$2.0
ProQuest Acquisition Integration Program	2.7	1.9
Other Restructuring Programs	—	0.2
Total Intellectual Property	$2.7	$4.1

Life Sciences and Healthcare:
One Clarivate Program	$—	$0.8
ProQuest Acquisition Integration Program	1.6	0.9
Total Life Sciences and Healthcare	$1.6	$1.7

Total, Restructuring and impairment expense	$9.4	$11.7
The following table summarizes the activity relating to the restructuring reserves across each of Clarivate's cost-saving programs during the periods indicated:

	Severance and Related Benefit Costs	Exit, Disposal and Abandonment Costs	Total
Reserve Balance as of December 31, 2022	$11.5	$0.1	$11.6
Expenses recorded	9.3	0.1	9.4
Payments made	(12.8)	(0.1)	(12.9)
Noncash items	(0.5)	—	(0.5)
Reserve Balance as of March 31, 2023	$7.5	$0.1	$7.6

Reserve Balance as of December 31, 2021	$28.3	$0.7	$29.0
Expenses recorded	10.3	1.4	11.7
Payments made	(23.7)	(0.5)	(24.2)
Noncash items	(0.1)	0.5	0.4
Reserve Balance as of March 31, 2022	$14.8	$2.1	$16.9

Note 20: Subsequent Events
Management has evaluated the impact of events that have occurred subsequent to March 31, 2023. Based on this evaluation, other than disclosed within these Condensed Consolidated Financial Statements and related notes, the Company has determined no other events were required to be recognized or disclosed.

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
Overview
We offer a collection of high quality, market leading information and analytic products and solutions through our Academia and Government ("A&G") segment, Intellectual Property (“IP”) segment, and Life Sciences and Healthcare ("LS&H") segment, which are also our reportable segments. Our A&G segment consists of our Academia and Government product group as well as Web of Science products. The A&G segment provides curated high-value, structured content, discovery solutions and related software applications that are embedded into the workflows of our customers, which include libraries, universities and research institutions world-wide. Our IP segment consists of our patent, trademark, and IP management products and solutions. These products and solutions help manage customers' end-to-end portfolio of intellectual property from patents to trademarks across the entire IP lifecycle. The LS&H segment contains our products and solutions which serve the content and analytical needs of pharmaceutical and biotechnology companies across the drug development lifecycle, including content on discovery and preclinical research, competitive intelligence, regulatory information and clinical trials.

Factors Affecting the Comparability of Our Results of Operations
There have been no material changes to the factors affecting the comparability of our results of operations associated with our business previously disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting the Comparability of Our Results of Operations section in our Annual Report on Form 10-K.
Risks and Uncertainties
As the conflict in Ukraine continues to evolve, we are closely monitoring the current and potential impact on our business, our people, and our clients. Given the levying of sanctions, regional instability, geopolitical shifts, and other potential adverse effects on macroeconomic conditions, security conditions, currency exchange, and financial markets, the short and long-term implications of Russia’s invasion of Ukraine are not possible to predict. We do not expect any direct impacts to our business to be material, but we are not currently able to predict any indirect impacts on the global economy and how those could negatively affect our business in the future. However, revenue growth in 2022 was slightly impacted by our decision to cease commercial operations in Russia in March 2022. We continue to monitor any evolving impacts of this conflict and its effects on the global economy and geopolitical landscape.

Key Performance Indicators
We regularly monitor the following key performance indicators to evaluate our business and trends, measure our performance, prepare financial projections and make strategic decisions. We include Revenue growth, Adjusted EBITDA, Adjusted EBITDA margin, Annualized Contract Value, Annual Renewal Rates and Free Cash Flow as key performance indicators because they are a basis upon which our management assesses our performance and we believe they reflect the underlying trends and indicators of our business by allowing management to focus on the most meaningful indicators of our continuous operational performance.
Adjusted EBITDA, Adjusted EBITDA margin and Free Cash Flow are financial measures that are not prepared in accordance with U.S. generally accepted accounting principles (“non-GAAP”). Although we believe these measures may be useful to investors for the same reasons, these measures are not a substitute for GAAP financial measures or disclosures. For a reconciliation of our non-GAAP measures to the corresponding most closely related measures calculated in accordance with GAAP, see Certain Non-GAAP Measures below.

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
We monitor ACV because it represents a leading indicator of the potential subscription revenues that may be generated from our existing customer base over the upcoming 12-month period. Measurement of subscription revenues as a key operating metric is particularly relevant because a majority of our revenues are generated through subscription-based and re-occurring revenues, which accounted for 79.6% and 78.3% for the three months ended March 31, 2023 and 2022, respectively. We calculate and monitor ACV for each of our segments and use the metric as part of our evaluation of our business and trends.
The amount of actual subscription revenues that we earn over any 12-month period are likely to differ from ACV at the beginning of that period, sometimes significantly. This may occur for numerous reasons, including subsequent changes in annual renewal rates, impact of price increases (or decreases), cancellations, upgrades and downgrades, and acquisitions and divestitures.
We calculate the ACV on a constant currency basis to exclude the effect of foreign currency fluctuations.
The following table presents ACV as of the dates indicated:

	March 31,		Change
	2023	2022	2023 vs. 2022(1)
Annualized Contract Value	$1,555.2	$1,606.5	$(51.3)	(3.2)%
(1) The change in ACV is primarily due to the divestiture of MarkMonitor in October 2022 and changes in foreign exchange rates, supplemented by organic ACV growth of 3.3% largely attributed to the impact of price increases.

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
The impact of upgrades, new subscriptions and product price increases is reflected in ACV, but not in annual renewal rates. Our annual renewal rates were 93.5% and 92.5% for the three months ended March 31, 2023 and 2022, respectively.

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

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)
Key Components of Our Results of Operations
There have been no material changes to the key components of our results of operations discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations to our Annual Report on Form 10-K for the year ended December 31, 2022.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)
Results of Operations
Revenues, net
Revenues, net of $629.1 for the three months ended March 31, 2023, decreased by $33.1, or 5.0%, from $662.2 for the three months ended March 31, 2022. On a constant currency basis, Revenues, net decreased by $20.2, or 3.1% for the three months ended March 31, 2023.
Revenue by Transaction Type
The following table presents our revenues by transaction type for the periods indicated, as well as the drivers of the variances between periods, including as a percentage of such revenues:

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
	Three Months Ended March 31,		Total Variance (Dollars)	Total Variance (Percentage)	Acquisitions	Disposals	FX Impact	Organic
(in millions, except percentages)	2023	2022
Subscription revenues	$393.2	$403.8	$(10.6)	(2.6)%	—%	(4.4)%	(1.3)%	3.1%
Re-occurring revenues	107.7	114.5	(6.8)	(5.9)%	—%	—%	(4.2)%	(1.7)%
Transactional and other revenues	128.2	143.7	(15.5)	(10.8)%	—%	(0.6)%	(1.9)%	(8.3)%
Deferred revenues adjustment	—	0.2	(0.2)	(100.0)%	(100.0)%	—%	—%	—%
Revenues, net	$629.1	$662.2	$(33.1)	(5.0)%	—%	(2.8)%	(1.9)%	(0.2)%

On a constant currency basis, subscription revenues decreased by $5.2, or 1.3%. Disposal subscription revenue reductions relate to the MarkMonitor business divestiture. Organic subscription revenues increased primarily due to price increases and the benefit of net installations, reflecting a trend consistent with the increase in our ACV between periods.
On a constant currency basis, re-occurring revenues decreased by $2.0, or 1.7%. Organic re-occurring revenues declined due to lower patent renewal volumes.
On a constant currency basis, transactional and other revenues decreased by $12.8, or 8.9%. Organic transactional and other revenues declined primarily due to lower LS&H real world data sales, A&G eBooks revenue and IP trademarks transactional volumes and patent filing revenue.
Revenue by Geography
The following table presents our revenues by geography for the periods indicated, as well as the drivers of the variances between periods, including as a percentage of such revenues:

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
	Three Months Ended March 31,		Total Variance (Dollars)	Total Variance (Percentage)	Acquisitions	Disposals	FX Impact	Organic
(in millions, except percentages)	2023	2022
Americas	$339.5	$360.3	$(20.8)	(5.8)%	—%	(4.2)%	(0.6)%	(1.0)%
Europe/Middle East/Africa	167.0	177.5	(10.5)	(5.9)%	—%	(1.4)%	(4.1)%	(0.5)%
Asia Pacific	122.6	124.2	(1.6)	(1.3)%	—%	(0.8)%	(2.9)%	2.4%
Deferred revenues adjustment	—	0.2	(0.2)	(100.0)%	(100.0)%	—%	—%	—%
Revenues, net	$629.1	$662.2	$(33.1)	(5.0)%	—%	(2.8)%	(1.9)%	(0.2)%

Disposals revenue reductions for all regions relate to the MarkMonitor business divestiture. On a constant currency basis, Americas revenues decreased by $18.7, or 5.2%, with organic decline due to lower IP re-occurring patent renewal and transactional trademarks and patent filing revenues combined with lower LS&H real world data sales. On a constant currency basis, Europe/Middle East/Africa revenues decreased by $3.3, or 1.9%, with organic decline due to lower LS&H real world data sales and services revenue. On a constant currency basis, Asia Pacific revenues increased by $2.0, or 1.6%, with organic growth led by A&G and IP subscription revenue.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)
Revenue by Segment
The following table presents our revenues by segment for the periods indicated, as well as the drivers of the variances between periods, including as a percentage of such revenues:

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
	Three Months Ended March 31,		Total Variance (Dollars)	Total Variance (Percentage)	Acquisitions	Disposals	FX Impact	Organic
(in millions, except percentages)	2023	2022
Academia and Government	$314.7	$311.8	$2.9	0.9%	—%	—%	(1.2)%	2.1%
Intellectual Property	209.1	241.6	(32.5)	(13.5)%	—%	(7.6)%	(3.3)%	(2.5)%
Life Sciences and Healthcare	105.3	108.6	(3.3)	(3.0)%	—%	—%	(1.1)%	(1.9)%
Deferred revenues adjustment	—	0.2	(0.2)	(100.0)%	(100.0)%	—%	—%	—%
Revenues, net	$629.1	$662.2	$(33.1)	(5.0)%	—%	(2.8)%	(1.9)%	(0.2)%

Academia and Government Segment: On a constant currency basis, revenues increased by $6.6, or 2.1%. Organic revenues, on a constant currency basis, increased primarily due to subscription revenues growth due to price increases and the benefit of net installations.
Intellectual Property Segment: On a constant currency basis, revenues decreased by $24.5, or 10.1%. Organic revenues, on a constant currency basis, declined primarily due to lower re-occurring patent renewal revenue and declines in transactional trademarks and patent filing revenue. Disposal revenue reductions relate to the MarkMonitor business divestiture.
Life Sciences and Healthcare Segment: On a constant currency basis, revenues decreased by $2.1, or 1.9%. Organic revenues, on a constant currency basis, declined primarily due to lower transactional real world data sales. Subscription revenues growth due to price increases and the benefit of net installations offset the transactional decline in part.
Operating Expenses
The following table presents certain of our operating expense line item amounts and their associated percentage of revenue:

	Three Months Ended March 31,		Change 2023 vs. 2022
(in millions, except percentages)	2023	2022	$	%
Operating Expenses:
Cost of revenues	$229.7	$249.2	$(19.5)	(7.8)%
Selling, general and administrative costs	194.8	193.7	1.1	0.6%
Total cost of revenues and selling, general and administrative costs	$424.5	$442.9	$(18.4)	(4.2)%

As a percentage of revenue:
Cost of revenues	36.5%	37.6%
Selling, general and administrative costs	31.0%	29.3%
Total cost of revenues and selling, general and administrative costs	67.5%	66.9%
Cost of Revenues
On a constant currency basis, cost of revenues decreased by $14.0, or 5.6%, primarily attributed to the MarkMonitor business divestiture and a reduction in outside-service and capitalized people costs.
Selling, General and Administrative
On a constant currency basis, selling, general and administrative expense increased by $6.9, or 3.6%, primarily attributed to increased share-based compensation expense and expenses for travel and meetings.
Depreciation and amortization

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)

	Three Months Ended March 31,		Change 2023 vs. 2022
	2023	2022	$	%
Depreciation and amortization	$172.6	$176.4	$(3.8)	(2.2)%
The decrease for the three months ended March 31, 2023 primarily relates to a decrease in depreciation from capital office leases. As a percentage of revenues, net, depreciation and amortization expense increased by 0.8% to 27.4% for the three months ended March 31, 2023 compared to 26.6% for the three months ended March 31, 2022.
Restructuring and Impairment

	Three Months Ended March 31,		Change 2023 vs. 2022
	2023	2022	$	%
Restructuring and impairment	$9.4	$11.7	$(2.3)	(19.7)%
The decrease for the three months ended March 31, 2023, was primarily driven by the wind-down of expenses associated with the One Clarivate Program, which was partially offset by an increase to severance and related benefit costs under the ProQuest Acquisition Integration Program. As of March 31, 2023, we are not expecting to incur any significant further costs under the One Clarivate Program. See Note 19 - Restructuring and Impairment for further information.
The following table summarizes the total costs incurred to date and expected costs to be incurred in a future period for each program.

	Total Costs Incurred to Date	Costs Expected to be Incurred in Future Periods
One Clarivate Program	$37.1	$—
ProQuest Acquisition Integration Program	60.3	20.0
Other Restructuring Programs:
CPA Global Acquisition Integration and Optimization Program	128.1	—
DRG Acquisition Integration Program	7.3	—
Operation Simplification and Optimization Program	44.5	—
Total Other Restructuring Programs	$179.9	$—
Other Operating Income, Net

	Three Months Ended March 31,		Change 2023 vs. 2022
	2023	2022	$	%
Other operating income, net	$(32.0)	$(13.7)	$(18.3)	(133.6)%
The fluctuation for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was primarily driven by a $49.4 gain on legal settlement and offset by the consolidated impact of the remeasurement of the assets and liabilities of our Company that are denominated in currencies other than each relevant entity’s functional currency, with the largest impacts derived from transactions denominated in GBP.
Mark to Market Loss (Gain) on Financial Instruments

	Three Months Ended March 31,		Change 2023 vs. 2022
	2023	2022	$	%
Mark to market loss (gain) on financial instruments	$1.1	$(100.4)	$101.5	101.1%

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)
The Company accounts for its outstanding private placement warrants as liabilities at fair value on the balance sheet, which are subject to remeasurement at each balance sheet date and any change in fair value is recognized as of the end of each period for which earnings are reported. The change in fair value, resulting in a loss for the three months ended March 31, 2023, compared to the gain in the prior year period, was driven primarily by changes in the risk-free rate as well as changes in the Company’s share price, thus impacting inputs to the Black-Scholes option valuation models as of each reporting period then ended.
Interest Expense and amortization of debt discount, Net

	Three Months Ended March 31,		Change 2023 vs. 2022
	2023	2022	$	%
Interest expense and amortization of debt discount, net	$73.6	$59.5	$14.1	23.7%
The increase for three months ended March 31, 2023 is primarily attributed to higher interest rates on borrowings under our Term Loan Facility, subject to a floating base interest rate, plus a margin. See Note 9 - Debt and Item 3. Quantitative and Qualitative Disclosures About Market Risk for additional information.
Provision (benefit) for Income Taxes

	Three Months Ended March 31,		Change 2023 vs. 2022
	2023	2022	$	%
(Benefit) provision for income taxes	$(63.6)	$16.3	$(79.9)	(490.2)%
The overall decrease in tax expense is primarily due to the $70.4 tax benefit recorded in the current quarter relating to the settlement of an open tax dispute in Israel and due to the change in the mix of taxing jurisdictions in which pre-tax profits and losses were recognized. The current quarter effective tax rate may not be indicative of our effective tax rates for future periods.
The Company maintained a $25.2 valuation allowance against certain US deferred tax assets as of March 31, 2023. We believe it is reasonably possible that within the next 12 months sufficient positive evidence may become available to conclude that part, or all, of this valuation allowance is no longer needed. The timing and amount of any valuation allowance release are subject to change based on multiple factors, including the level of profitability that we are able to actually achieve.
Dividends on Preferred Shares

	Three Months Ended March 31,		Change 2023 vs. 2022
	2023	2022	$	%
Dividends on preferred shares	$18.8	$18.7	$0.1	0.5%
Dividends on preferred shares are consistent for the three months ended March 31, 2023 and 2022. While the dividends on the MCPS are cumulative, they will not be paid until declared by the Company’s Board of Directors. If no dividends are declared and paid, they will continue to accumulate as the agreement contains a backstop to it being paid even if never declared by the Board.

Certain Non-GAAP Measures
We include non-GAAP measures in this quarterly report, including Adjusted EBITDA, Adjusted EBITDA margin and Free Cash Flow, because they are a basis upon which our management assesses our performance, and we believe they reflect the underlying trends and indicators of our business by allowing management to focus on the most meaningful indicators of our continuous operational performance.

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
Adjusted EBITDA and Adjusted EBITDA margin
Adjusted EBITDA is presented because it is a basis upon which our management assesses our performance, and we believe it is useful for investors to understand the underlying trends of our operations. Adjusted EBITDA represents net income (loss) before the provision for income taxes, depreciation and amortization, and interest expense adjusted to exclude acquisition and disposal-related transaction costs, losses on extinguishment of debt, share-based compensation, unrealized foreign currency remeasurement, transformational and restructuring expenses, acquisition-related adjustments to deferred revenues prior to the adoption of FASB ASU No. 2021-08 in 2021, non-operating income or expense, the impact of certain non-cash mark-to-market adjustments on financial instruments, legal settlements, goodwill impairment and other items that are included in net income (loss) for the period that the Company does not consider indicative of its ongoing operating performance and certain unusual items impacting results in a particular period. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by Revenues, net plus the impact of the deferred revenue purchase accounting adjustments relating to acquisitions prior to 2021.
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

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)
The following table presents our calculation of Adjusted EBITDA and Adjusted EBITDA margin for the three months ended March 31, 2023 and 2022, and reconciles these measures to our Net income (loss) for the same periods:

	Three Months Ended March 31,
	2023	2022
Net income attributable to ordinary shares	$24.7	$50.8
Dividends on preferred shares	18.8	18.7
Net income	$43.5	$69.5
(Benefit) provision for income taxes	(63.6)	16.3
Depreciation and amortization	172.6	176.4
Interest expense and amortization of debt discount, net	73.6	59.5
Deferred revenues adjustment	—	(0.2)
Transaction related costs(1)	1.7	6.7
Share-based compensation expense	41.2	37.0
Restructuring and impairment(2)	9.4	11.7
Mark to market loss (gain) on financial instruments(3)	1.1	(100.4)
Other(4)	(26.8)	(14.2)
Adjusted EBITDA	$252.7	$262.3
Adjusted EBITDA margin	40.2%	39.6%

(1) Includes costs incurred to complete business combination transactions, including acquisitions, dispositions and capital market activities and include advisory, legal, and other professional and consulting costs.

(2) Primarily reflects severance and related benefit costs related to approved restructuring programs. Refer to Note 19 - Restructuring and Impairment for further information.
(3) Reflects mark-to-market adjustments on the Private Placement Warrants under ASC 815, Derivatives and Hedging. Refer to Note 8 - Fair Value Measurements for further information.
(4) The current year period primarily includes the gain on legal settlement, which was partially offset by a net loss on foreign exchange re-measurement. The prior year period includes a net gain on foreign exchange re-measurement and other individually insignificant items that do not reflect our ongoing operating performance. Refer to Note 15 - Other Operating Income, Net and Note 17 - Commitments and Contingencies for further information.

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
The below table summarizes our total liquidity for the periods presented:

Total Liquidity	March 31,	December 31,
(in millions)	2023	2022
Cash and cash equivalents	$364.2	$348.8
Additional availability under revolving credit facility(1)	740.5	740.5
	$1,104.7	$1,089.3
(1) Net of letters of credit utilization of $9.5 and $9.5, respectively.
During the fourth quarter of 2022, the Company made a $300.0 prepayment on our Term Loan Facility and paid the $175.0 outstanding balance on its Revolving Credit Facility, which we had borrowed in November 2021 and used the net proceeds for general corporate purposes. As a result, the Company had no outstanding balance on its Revolving Credit Facility as of March 31, 2023. Refer to Note 9 - Debt in Item 8. Financial Statements and Supplementary Data, for additional information related to outstanding borrowings.
On March 31, 2022, the Company’s direct and indirect subsidiaries that are borrowers or guarantors under the Credit Agreement dated as of October 31, 2019, (the "Credit Agreement") entered into an amendment thereto, pursuant to which the total revolving credit commitments thereunder were increased by $400.0 from $350.0 to $750.0 in the aggregate, and the maturity date for revolving credit commitments was extended to March 31, 2027, subject to a “springing” maturity date. Refer to Note 9 - Debt in Item 8. Financial Statements and Supplementary Data, for additional information related to the "springing" maturity date.
In February 2022, the Company's Board of Directors approved the purchase of up to $1,000.0 of the Company's ordinary shares through open-market purchases, to be executed through December 31, 2023. The February 2022 repurchase program replaces the repurchase program previously announced in August 2021. During the three months ended March 31, 2022, the Company repurchased 10.7 million ordinary shares with a total carrying value of $175.0 which were subsequently retired and restored as authorized but unissued ordinary shares. Upon formal retirement and in accordance with ASC Topic 505, Equity, the Company reduced its ordinary shares account by the carrying amount of the treasury shares. Additionally, given the differences of the original repurchase share value and the value at the time of formal retirements, an associated loss was recognized within the Consolidated Statement of Changes in Equity in the amount of $7.7. As of March 31, 2023, the Company had approximately $825.0 of availability remaining under this program. See Note 11 - Shareholders’ Equity for additional information related to the Share Repurchase Program.
Cash Flows
The following table discloses our consolidated cash flows provided by (used in) operating, investing and financing activities for the periods presented:

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)

	Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$227.5	$67.4
Net cash used in investing activities	(60.4)	(42.7)
Net cash used in financing activities	(151.6)	(88.8)
Effects of exchange rates	2.0	(7.8)
Net increase (decrease) in cash and cash equivalents, and restricted cash	$17.5	$(71.9)

Net increase in cash and cash equivalents	$15.4	$69.3
Net increase (decrease) in restricted cash	2.1	(141.2)
Net increase (decrease) in cash and cash equivalents, and restricted cash	$17.5	$(71.9)

Cash and cash equivalents, beginning of period	$348.8	$430.9
Restricted cash, beginning of period	8.0	156.7
Cash and cash equivalents, and restricted cash beginning of the year	$356.8	$587.6

Cash and cash equivalents, end of period	$364.2	$500.2
Restricted cash, end of period	10.1	15.5
Cash and cash equivalents, and restricted cash end of the period	$374.3	$515.7

Cash Flows Provided by Operating Activities
Net cash provided by operating activities consists of net income adjusted for non-cash items, such as depreciation and amortization, deferred income taxes, share-based compensation, restructuring and impairment, mark to market adjustments on financial instruments, deferred finance charges and for changes in operating assets and liabilities.
The increase of $160.1 in net cash provided by operating activities for the three months ended March 31, 2023, was attributed to improved working capital results and the impact of non-cash adjustments to net income.
Cash Flows Used in Investing Activities
Net cash used in investing activities consists primarily of capital expenditures.
The $17.7 increase in cash used in investing activities for the three months ended March 31, 2023, was due to higher capital spending, primarily relating to capitalized costs associated with product and content development.
Cash Flows Used in Financing Activities
The $62.8 increase in cash used in financing activities for the three months ended March 31, 2023, was primarily due to the $125.0 prepayment on our Term Loan Facility during the three months ended March 31, 2023 offset by $55.1 of cash used for repurchases of our ordinary shares in the prior year period.
Free Cash Flow (non-GAAP measure)
The following table reconciles Free cash flow, which is a non-GAAP measure, to net cash provided by operating activities:

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)

	Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$227.5	$67.4
Capital expenditures	(59.3)	(41.4)
Free cash flow	$168.2	$26.0

Free cash flow increased $142.2 for the three months ended March 31, 2023, compared to the prior year period, due to increased cash provided by operating activities, partially offset by increased capital expenditures.
Debt Profile
There have been no material changes to the debt profile associated with our business previously disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity section in our Annual Report on Form 10-K for the year ended December 31, 2022, except as set forth below. The disclosures set forth below updates, and should be read together with the disclosures in the Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity - Debt Profile section, in our Annual Report on Form 10-K for the year ended December 31, 2022.
Term Loan Facility (2026)
During the three months ended March 31, 2023, the Company made a $125.0 prepayment on its Term Loan Facility.
The Credit Facilities
The Credit Facilities are secured by substantially all of our assets and the assets of all of our U.S. restricted subsidiaries and certain of our non-U.S. subsidiaries, including those that are or may be borrowers or guarantors under the Credit Facilities, subject to customary exceptions. The Credit Agreement governing the Credit Facilities contain customary events of default and restrictive covenants that limit us from, among other things, incurring certain additional indebtedness, issuing preferred stock, making certain restricted payments and investments, certain transfers or sales of assets, entering into certain affiliate transactions or incurring certain liens. These credit facilities limitations are subject to customary baskets, including certain limitations on debt incurrence and issuance of preferred stock, subject to compliance with a consolidated coverage ratio of Consolidated EBITDA (as defined in the credit facilities), to interest and other fixed charges on certain debt (as defined in the Credit Facilities) of 2.00 to 1.00. In addition, the Credit Facilities require us to comply with a springing financial covenant pursuant to which, as of the first quarter of 2020, we must not exceed a total first lien net leverage ratio (as defined under the Credit Facilities) of 7.25 to 1.00, to be tested on the last day of any quarter only when more than 35% of the Revolving Credit Facility (excluding (i) non-cash collateralized, issued and undrawn letters of credit in an amount up to $20.0 and (ii) any cash collateralized letters of credit) is utilized at such date. As of March 31, 2023, our consolidated coverage ratio was 4.2 to 1.00 and our consolidated leverage ratio was 4.1 to 1.00. As of the date of this Report, we are in compliance with the covenants in the credit facilities.
The Credit Facilities provide that, upon the occurrence of certain events of default, our obligations thereunder may be accelerated, and the lending commitments terminated. Such events of default include payment defaults to the lenders, material inaccuracies of representations and warranties, covenant defaults, cross-defaults to other material indebtedness (including the Senior Secured Notes due 2026 and 2028 and Senior Notes due 2029), voluntary and involuntary bankruptcy proceedings, material money judgments, loss of perfection over a material portion of collateral, material ERISA/pension plan events, certain change of control events and other customary events of default, in each case subject to threshold, notice and grace period provisions.
Commitments and Contingencies
Our contingent liabilities consist primarily of letters of credit and performance bonds and other similar obligations in the ordinary course of business.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)
Dividends on our mandatory convertible preferred shares are payable, as and if declared by our Board of Directors, at an annual rate of 5.25% of the liquidation preference of $100.00 per share. We may pay declared dividends in cash or, subject to certain limitations, in our ordinary shares, or in any combination of cash and ordinary shares, on March 1, June 1, September 1 and December 1 of each year, commencing on September 1, 2021, and ending on, and including, June 1, 2024. See Note 17 - Commitments and Contingencies in Item 1. Financial Statements and Supplementary Data, for additional information.
The Company is engaged in various legal proceedings and claims that have arisen in the ordinary course of business. We have taken what we believe to be adequate reserves related to the litigation and threatened claims. We maintain appropriate insurance policies in place, which are likely to provide some coverage for these liabilities or other losses that may arise from these litigation matters. See Note 17 - Commitments and Contingencies in Item 1. Financial Statements and Supplementary Data, for additional information.

Critical Accounting Policies, Estimates and Assumptions
There have been no material changes from the critical accounting policies, estimates, and assumptions previously disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies, Estimates and Assumptions section in our Annual Report on Form 10-K for the year ended December 31, 2022.
Recently Issued and Adopted Accounting Pronouncements
For recently issued and adopted accounting pronouncements, see Note 3 - Summary of Significant Accounting Policies in Item 1. Financial Statements and Supplementary Data.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For information regarding our exposure to certain market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” in the Form 10-K for the year ended December 31, 2022.
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
The following table presents the average of the quarterly weighted average exchange rates of the currencies that have the most significant impact on our business:

Rate for 1 USD	Three Months Ended March 31,
Currency:	2023	2022	Percentage Change
GBP	$0.82	$0.75	9%
EUR	0.93	0.89	4%
JPY	132.32	116.28	14%
Interest Rate Risk
Our interest rate risk arises primarily from our borrowings at floating interest rates. Borrowings under our credit facilities are subject to floating base interest rates, plus a margin. As of March 31, 2023, we had $2,372.4 of floating rate debt outstanding under our Term Loan Facility. For our Term Loan Facility, the base rate is one-month LIBOR (subject to a floor of 0.00% for $1,039.2 and 1.00% for $1,333.2), which was at 4.84% at March 31, 2023, or Prime plus a margin of 2.25% per annum, as applicable depending on the borrowing. For borrowings under the revolving credit facility, the base interest rate is at Term SOFR, plus a 0.1% SOFR adjustment, plus 3.25% per annum (or 2.75% per annum, based on first lien leverage ratios) or Prime plus a margin of 2.25% per annum, as applicable depending on the borrowing. The interest rate margins under our credit facilities will decrease upon the achievement of certain first lien net leverage ratios (as the term is used in the Credit Agreement). Of the total debt outstanding under our credit facilities, we hedged $1,219.1 of our principal amount of our floating rate debt using interest rate swaps. As a result, $1,153.3 of our outstanding borrowings effectively bore interest at floating rates. A 0.125 basis point increase or decrease in the applicable base interest rate under our credit facilities would have an impact of $0.3 on our cash interest expense during the three months ended March 31, 2023.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023 our disclosure controls and procedures were effective to ensure that the information required to be disclosed in the reports required to be filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in Clarivate’s internal control over financial reporting during the first quarter 2023 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings
From time to time, we are a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. While the outcomes of these matters are uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows. For additional discussion of legal proceedings, see Item 1. Financial Statements and Supplementary Data - Notes to the Condensed Consolidated Financial Statements - Note 17 in this Report.

Item 1A. Risk Factors
There have been no material changes to the risk factors associated with our business as disclosed in Part I, Item 1A of our 2022 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table sets forth the total number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs for each month during the three months ended March 31, 2023.

Period	Total Number of Shares Purchased(1)	Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approx. Dollar value of shares that may Yet Be Purchased Under Plans or Programs
January 1, 2023-January 31, 2023	13,156	$10.20	—	$825
February 1, 2023-February 28, 2023	41,367	$11.16	—	$825
March 1, 2023-March 31, 2023	598,550	$11.39	—	$825
Total	653,073	$—	—

(1) Includes shares withheld to satisfy tax withholding obligations on behalf of employees that occur upon vesting and delivery of outstanding shares underlying stock options and restricted stock units under the 2019 Incentive Award Plan.

Item 5. Other Information
None

Item 6. Exhibits and Financial Statement Schedules
EXHIBIT INDEX

31*	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following information from our Form 10-Q for the quarterly period ended March 31, 2023, formatted in Inline eXtensible Business Reporting Language: (i) Condensed Consolidated Statements of Comprehensive Income (unaudited), (ii) Condensed Consolidated Balance Sheets (unaudited), (iii) Condensed Consolidated Statements of Changes in Equity (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited), and (v) the Notes to the Condensed Consolidated Financial Statements (unaudited).

104*	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL
*    Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of London, United Kingdom on May 9, 2023.

CLARIVATE PLC
By:	/s/ Jonathan M. Collins
Name: Jonathan M. Collins
Title: Executive Vice President & Chief Financial Officer