Form 10-Q
period 2023-06-30
CLARIVATE Plc
filed 2023-08-07
CIK 1764046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes ☐    No ☒
The number of ordinary shares of the Company outstanding as of August 4, 2023, was 676,234,313.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions, or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements,” within the meaning of the "safe harbor provisions" of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may,” “will”, or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this quarterly report and include statements regarding our intentions, beliefs, or current expectations concerning, among other things, anticipated cost savings, results of operations, financial condition, liquidity, prospects, growth, strategies, and the markets in which we operate. Such forward-looking statements are based on available current market material and management’s expectations, beliefs, and forecasts concerning future events impacting us. Factors that may impact such forward-looking statements include:
•any significant disruption in or unauthorized access to our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyber-attacks;
•our ability to maintain revenues if our products and services do not achieve and maintain broad market acceptance, or if we are unable to keep pace with or adapt to rapidly changing technology, evolving industry standards, macroeconomic market conditions, and changing regulatory requirements;
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
•our ability to derive fully the anticipated benefits from organic growth, existing or future acquisitions, joint ventures, investments, or dispositions;
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

Note on Defined Terms and Presentation
We employ a number of defined terms in this quarterly report for clarity and ease of reference, which we have capitalized so that you may recognize them as such. As used throughout this quarterly report, unless otherwise indicated or the context otherwise requires, the terms “Clarivate,” the “Company,” “our,” “us”, and “we” refer to Clarivate Plc and its consolidated subsidiaries; “LGP” refers to affiliated funds of Leonard Green & Partners, L.P. that from time to time hold our ordinary shares; "CIG" refers to affiliate funds of Cambridge Information Group that from time to time hold our ordinary shares; and "Atairos" refers to the affiliates of Atairos that from time to time hold our ordinary shares.
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

PART I. Financial Information

Item 1. Financial Statements and Supplementary Data

CLARIVATE PLC
Condensed Consolidated Balance Sheets (Unaudited)
(In millions)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$436.1	$348.8
Restricted cash	7.0	8.0
Accounts receivable, net	769.7	872.1
Prepaid expenses	101.9	89.4
Other current assets	76.8	76.9
Assets held for sale	26.1	0.0
Total current assets	1,417.6	1,395.2
Property and equipment, net	50.7	54.5
Other intangible assets, net	9,186.4	9,437.7
Goodwill	2,895.5	2,876.5
Other non-current assets	76.0	97.9
Deferred income taxes	26.5	24.2
Operating lease right-of-use assets	52.9	58.9
Total Assets	$13,705.6	$13,944.9

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$108.2	$101.4
Accrued compensation	101.2	132.1
Accrued expenses and other current liabilities	317.1	352.1
Current portion of deferred revenues	939.6	947.5
Current portion of operating lease liability	24.2	25.7
Current portion of long-term debt	1.1	1.0
Liabilities held for sale	6.5	0.0
Total current liabilities	1,497.9	1,559.8
Long-term debt	4,863.2	5,005.0
Non-current portion of deferred revenues	37.9	38.5
Other non-current liabilities	41.4	140.1
Deferred income taxes	262.1	316.1
Operating lease liabilities	64.8	72.9
Total liabilities	6,767.3	7,132.4
Commitments and contingencies (Note 17)

Shareholders’ equity:
Preferred Shares, no par value; 14.4 shares authorized; 5.25% Mandatory Convertible Preferred Shares, Series A, 14.4 shares issued and outstanding as of both June 30, 2023 and December 31, 2022	1,392.6	1,392.6
Ordinary Shares, no par value; unlimited shares authorized as of June 30, 2023 and December 31, 2022; 676.1 and 674.4 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	11,809.2	11,744.7
Accumulated other comprehensive loss	(487.6)	(665.9)
Accumulated deficit	(5,775.9)	(5,658.9)
Total shareholders’ equity	6,938.3	6,812.5
Total Liabilities and Shareholders’ Equity	$13,705.6	$13,944.9
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,
	2023	2022
Revenues, net	$668.8	$686.6
Operating expenses:
Cost of revenues	224.2	244.1
Selling, general and administrative costs	192.9	186.1
Depreciation and amortization	178.1	175.6
Restructuring and lease impairments	12.2	19.2
Goodwill and intangible asset impairments	135.2	—
Other operating expense (income), net	14.5	(24.6)
Total operating expenses	757.1	600.4
(Loss) income from operations	(88.3)	86.2
Mark to market gain on financial instruments	(2.9)	(49.0)
Interest expense and amortization of debt discount, net	73.0	62.3
(Loss) income before income taxes	(158.4)	72.9
(Benefit) provision for income taxes	(35.3)	10.5
Net (loss) income	(123.1)	62.4
Dividends on preferred shares	18.6	18.7
Net (loss) income attributable to ordinary shares	$(141.7)	$43.7

Per share:
Basic	$(0.21)	$0.06
Diluted	$(0.21)	$0.00

Weighted average shares used to compute earnings per share:
Basic	675.9	674.3
Diluted	675.9	678.4
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	Six Months Ended June 30,
	2023	2022
Revenues, net	$1,297.9	$1,348.8
Operating expenses:
Cost of revenues	453.9	493.3
Selling, general and administrative costs	387.7	379.8
Depreciation and amortization	350.7	352.0
Restructuring and lease impairments	21.6	30.9
Goodwill and intangible asset impairments	135.2	—
Other operating income, net	(17.5)	(38.3)
Total operating expenses	1,331.6	1,217.7
(Loss) income from operations	(33.7)	131.1
Mark to market gain on financial instruments	(1.8)	(149.4)
Interest expense and amortization of debt discount, net	146.6	121.8
(Loss) income before income taxes	(178.5)	158.7
(Benefit) provision for income taxes	(98.9)	26.8
Net (loss) income	(79.6)	131.9
Dividends on preferred shares	37.4	37.4
Net (loss) income attributable to ordinary shares	$(117.0)	$94.5

Per share:
Basic	$(0.17)	$0.14
Diluted	$(0.17)	$(0.07)

Weighted average shares used to compute earnings per share:
Basic	675.4	678.3
Diluted	675.4	683.2
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In millions)

	Three Months Ended June 30,
	2023	2022
Net (loss) income	$(123.1)	$62.4
Other comprehensive income (loss), net of tax:
Interest rate swaps	7.3	3.9
Foreign currency translation adjustment	82.6	(626.6)
Total other comprehensive income (loss), net of tax	89.9	(622.7)
Comprehensive loss	$(33.2)	$(560.3)

	Six Months Ended June 30,
	2023	2022
Net (loss) income	$(79.6)	$131.9
Other comprehensive income (loss), net of tax:
Interest rate swaps	(5.1)	15.8
Foreign currency translation adjustment	183.4	(861.7)
Total other comprehensive income (loss), net of tax	178.3	(845.9)
Comprehensive income (loss)	$98.7	$(714.0)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(In millions)

	Ordinary Shares		Preferred Shares		Treasury Shares		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	674.4	$11,744.7	14.4	$1,392.6	—	$—	$(665.9)	$(5,658.9)	$6,812.5
Vesting of restricted stock units	1.8	—	—	—	—	—	—	—	—
Share-based award activity	(0.6)	33.7	—	—	—	—	—	—	33.7
Dividends to preferred shareholders	—	—	—	—	—	—	—	(18.8)	(18.8)
Net income	—	—	—	—	—	—	—	43.5	43.5
Other comprehensive income	—	—	—	—	—	—	88.4	—	88.4
Balance at March 31, 2023	675.6	$11,778.4	14.4	$1,392.6	—	$—	$(577.5)	$(5,634.2)	$6,959.3
Vesting of restricted stock units	0.8	—	—	—	—	—	—	—	—
Share-based award activity	(0.3)	30.8	—	—	—	—	—	—	30.8
Dividends to preferred shareholders	—	—	—	—	—	—	—	(18.6)	(18.6)
Net loss	—	—	—	—	—	—	—	(123.1)	(123.1)
Other comprehensive income	—	—	—	—	—	—	89.9	—	89.9
Balance at June 30, 2023	676.1	$11,809.2	14.4	$1,392.6	—	$—	$(487.6)	$(5,775.9)	$6,938.3

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(In millions)

	Ordinary Shares		Preferred Shares		Treasury Shares		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	683.1	$11,827.9	14.4	$1,392.6	0.5	$(16.9)	$326.7	$(1,604.4)	$11,925.9
Reclassification of EBT Shares	(0.5)	—	—	—	—	—	—	—	—
Exercise of stock options	0.2	0.4	—	—	—	—	—	—	0.4
Vesting of restricted stock units	0.7	—	—	—	—	—	—	—	—
Share-based award activity	(0.4)	21.5	—	—	—	—	—	—	21.5
Repurchases of ordinary shares	(4.1)	—	—		4.1	(66.4)	—	—	(66.4)
Retirement of treasury shares	—	(34.8)	—	—	(2.1)	33.3	—	1.5	—
Sale of treasury shares	—	—	—	—	—	1.3	—	(0.7)	0.6
Dividends to preferred shareholders	—	—	—	—	—	—	—	(18.7)	(18.7)
Net income	—	—	—	—	—	—	—	69.5	69.5
Other comprehensive loss	—	—	—	—	—	—	(223.2)	—	(223.2)
Balance at March 31, 2022	679.0	$11,815.0	14.4	$1,392.6	2.5	$(48.7)	$103.5	$(1,552.8)	$11,709.6
Exercise of stock options	—	0.1	—	—	—	—	—	—	0.1
Vesting of restricted stock units	1.3	—	—	—	—	—	—	—	—
Share-based award activity	(0.4)	18.3	—	—	—	—	—	—	18.3
Repurchases of ordinary shares	(6.6)	—	—	—	6.6	(108.6)	—	—	(108.6)
Retirement of treasury shares	—	(132.5)	—	—	(8.6)	141.7	—	(9.2)	—
Sale of treasury shares	—	—	—	—	—	—	—	0.3	0.3
Dividends to preferred shareholders	—	—	—	—	—	—	—	(18.7)	(18.7)
Net income	—	—	—	—	—	—	—	62.4	62.4
Other comprehensive loss	—	—	—	—	—	—	(622.7)	—	(622.7)
Balance at June 30, 2022	673.3	$11,700.9	14.4	$1,392.6	0.5	$(15.6)	$(519.2)	$(1,518.0)	$11,040.7

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended June 30,
	2023	2022
Cash Flows From Operating Activities
Net (loss) income	$(79.6)	$131.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	350.7	352.0
Share-based compensation	71.6	47.2
Restructuring and impairments	138.7	(1.0)
Mark to market gain on financial instruments	(1.8)	(149.4)
Amortization of debt issuance costs	9.1	7.6
Gain on legal settlement	(49.4)	—
Deferred income taxes	(47.8)	(0.9)
Other operating activities	18.8	(33.6)
Changes in operating assets and liabilities:
Accounts receivable	121.7	53.8
Prepaid expenses	(11.9)	(26.9)
Other assets	38.6	(24.8)
Accounts payable	6.2	(8.8)
Accrued expenses and other current liabilities	(74.2)	(150.3)
Deferred revenues	(18.4)	(29.5)
Operating leases, net	(4.5)	3.4
Other liabilities	(77.9)	(6.1)
Net cash provided by operating activities	$389.9	$164.6

Cash Flows From Investing Activities
Capital expenditures	(116.9)	(89.1)
Payments for acquisitions and cost method investments, net of cash acquired	(1.1)	(14.3)
Proceeds from divestitures, net of cash and restricted cash	10.5	—
Net cash used in investing activities	$(107.5)	$(103.4)

Cash Flows From Financing Activities
Principal payments on term loan	(150.0)	(14.3)
Payment of debt issuance costs and discounts	0.1	(2.1)
Proceeds from issuance of treasury shares	—	0.9
Repurchases of ordinary shares	—	(175.0)
Cash dividends on preferred shares	(37.7)	(37.7)
Proceeds from stock options exercised	—	0.5
Payments related to finance lease	(0.5)	(1.0)
Payments related to tax withholding for stock-based compensation	(9.7)	(10.7)
Net cash used in financing activities	$(197.8)	$(239.4)
Effects of exchange rates	1.7	(36.5)

Net increase (decrease) in cash and cash equivalents	87.3	(71.2)
Net decrease in restricted cash	(1.0)	(143.5)
Net increase (decrease) in cash and cash equivalents, and restricted cash	$86.3	$(214.7)

Beginning of period:
Cash and cash equivalents	348.8	430.9
Restricted cash	8.0	156.7
Total cash and cash equivalents, and restricted cash, beginning of period	$356.8	$587.6

CLARIVATE PLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended June 30,
	2023	2022

End of period:
Cash and cash equivalents	436.1	359.7
Restricted cash	7.0	13.2
Total cash and cash equivalents, and restricted cash, end of period	$443.1	$372.9

Supplemental Cash Flow Information:
Cash paid for interest	136.4	113.4
Cash paid for income tax	22.5	23.7
Capital expenditures included in accounts payable	10.3	23.8

Non-Cash Financing Activities:
Retirement of treasury shares	—	(175.0)
Dividends accrued on our 5.25% Series A Mandatory Convertible Preferred Shares	6.2	6.2
Total Non-Cash Financing Activities	$6.2	$(168.8)

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
During the second quarter of 2023, the Company modified the contractual terms of its interest rate swaps and debt agreements to replace the previous LIBOR-based reference rate with the Term SOFR (Secured Overnight Financing Rate). The Company utilized the practical expedients set forth in Topic 848 and has continued to account for its interest rate swaps in accordance with hedge accounting and has not applied modification accounting to its debt instruments.
Recently Issued Accounting Standards
There were no other new accounting standards or updates issued or effective as of June 30, 2023, that have, or are expected to have, a material impact on the Company's Condensed Consolidated Financial Statements.

Note 4: Assets Held for Sale and Divested Operations
During the second quarter 2023, the Company entered into a commercial agreement to sell a small product group within its IP segment for approximately $34 payable over ten years. The divestiture enables improved focus on our core IP business assets and empowers product development and innovation teams to build upon our market-leading IP intelligence, IP lifecycle management and IP services solutions. The transaction, which is expected to close during the fourth quarter of 2023, does not represent a strategic shift, nor is it expected to have a material impact on the Company’s operations or financial results. Accordingly, the divestiture meets the held-for-sale criteria but does not qualify as a discontinued operation as of June 30, 2023.
Prior to the held-for-sale determination and accompanying impairment testing as of June 30, 2023, the carrying amount of the expected assets to be disposed of consisted almost entirely of purchase-related identifiable customer relationship intangible assets of approximately $158. These intangible assets were reduced to estimated fair value of $26.1 based on the estimated present value of the consideration to be paid over ten years and were reclassified to Assets held-for-sale on the Condensed Consolidated Balance Sheet as of June 30, 2023. The related impairment charge of $132.2 is included in Goodwill and intangible asset impairments in the Condensed Consolidated Statement of Operations. The carrying amount of the expected liabilities to be transferred consisted of the remaining deferred tax liabilities associated with those intangibles of $6.5, which were reclassified to Liabilities held-for-sale on the Condensed Consolidated Balance Sheet as of June 30, 2023.
On October 31, 2022, the Company completed the sale of the MarkMonitor Domain Management business (IP segment) to Newfold Digital, a leading web presence solutions provider. During the second quarter 2023, the Company received the $10.5 of deferred closing consideration included in the aggregate sale price.

Note 5: Property and Equipment, Net
Property and equipment, net consisted of the following:

	June 30,	December 31,
	2023	2022
Computer hardware	$49.3	$45.1
Leasehold improvements	15.6	16.1
Furniture, fixtures and equipment	42.0	39.0
Capital office leases - finance lease asset	8.0	8.0
Other	2.2	2.1
Total property and equipment, gross	$117.1	$110.3
Accumulated depreciation	(66.4)	(55.8)
Total property and equipment, net	$50.7	$54.5

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, per share data, ratios or as noted)
Depreciation expense was $5.4 and $9.8 for the three months ended June 30, 2023 and 2022, respectively, and $11.3 and $20.4 for the six months ended June 30, 2023 and 2022, respectively.

Note 6: Other Intangible Assets, net and Goodwill
Other Intangible Assets, net
The following tables summarize the gross carrying amounts and accumulated amortization of the Company’s identifiable intangible assets by major class:

	June 30, 2023			December 31, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Finite-lived intangible assets:
Customer relationships	$7,778.4	$(994.7)	$6,783.7	$7,809.0	$(821.5)	$6,987.5
Databases and content	2,733.7	(889.7)	1,844.0	2,681.0	(780.5)	1,900.5
Computer software	828.2	(469.2)	359.0	765.1	(422.2)	342.9
Other	88.7	(45.9)	42.8	88.8	(38.9)	49.9
Finite-lived intangible assets	$11,429.0	$(2,399.5)	$9,029.5	$11,343.9	$(2,063.1)	$9,280.8
Indefinite-lived intangible assets:
Trade names	156.9	—	156.9	156.9	—	156.9
Total intangible assets	$11,585.9	$(2,399.5)	$9,186.4	$11,500.8	$(2,063.1)	$9,437.7
Intangible amortization expense was $172.7 and $165.8 for the three months ended June 30, 2023, and 2022, respectively, and $339.4 and $331.6 for the six months ended June 30, 2023, and 2022, respectively.
Goodwill
The change in the carrying amount of goodwill by segment is shown below:

	A&G Segment	IP Segment	LS&H Segment	Consolidated Total
Balance as of December 31, 2022	$1,109.8	$590.3	$1,176.4	$2,876.5
Goodwill impairment(1)	—	(3.0)	—	(3.0)
Impact of foreign currency fluctuations	(0.2)	22.2	—	22.0
Balance as of June 30, 2023	$1,109.6	$609.5	$1,176.4	$2,895.5
(1) Recorded in connection with the assets held-for-sale and their allocated portion of the IP segment reporting unit's goodwill balance. The impairment charge is included in Goodwill and intangible asset impairments in the Condensed Consolidated Statement of Operations. Refer to Note 4 - Assets Held for Sale and Divested Operations for additional information.

Note 7: Derivative Instruments
The Company has interest rate swap arrangements with counterparties to reduce its exposure to variability in cash flows relating to interest payments on its outstanding SOFR-based Term Loan arrangements (see Note 3 - Summary of Significant Accounting Policies for additional information). Our interest rate swap arrangements are subject to hedge accounting, by designating the interest rate swaps as hedges on applicable future quarterly interest payments. The following table provides a summary of the Company's interest rate swap arrangements by maturity date as of June 30, 2023:

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, per share data, ratios or as noted)

Notional Value	Effective Date	Maturity Date	Fixed Rate
$48.9	March 31, 2021	September 29, 2023	1.640%
$48.9	April 30, 2021	September 29, 2023	1.640%
$100.0	March 31, 2021	March 31, 2024	0.401%
$100.0	October 31, 2022	March 31, 2024	0.421%
$150.0	October 31, 2022	March 31, 2024	0.445%
$384.1	August 4, 2022	October 31, 2026	2.809%
$384.1	August 5, 2022	October 31, 2026	3.010%
Changes in fair value are recorded in Accumulated other comprehensive income (loss) ("AOCI") in the Condensed Consolidated Balance Sheets and the amounts reclassified out of AOCI are recorded to Interest expense and amortization of debt discount, net in the Condensed Consolidated Statements of Operations.
The fair value of the interest rate swaps is recorded in Other current assets or Accrued expenses and other current liabilities and Other non-current assets or Other non-current liabilities in the Condensed Consolidated Balance Sheets, according to the duration of related cash flows. The fair value of the interest rate swaps was an asset balance of $44.4 and $49.5 as of June 30, 2023 and December 31, 2022, respectively. See Note 8 - Fair Value Measurements for additional information related to the fair value of these derivative instruments.
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
The Company accounts for these forward contracts at fair value and recognizes the associated realized and unrealized gains and losses in Other operating income, net in the Condensed Consolidated Statements of Operations. The Company recognized a loss (gain) from the mark to market adjustment of $2.9 and $(1.0), for the three months ended June 30, 2023 and 2022, respectively, and $(0.3) and $5.7 for the six months ended June 30, 2023 and 2022, respectively. The amounts disclosed for the three and six months ended June 30, 2022 were revised from the previously reported losses of $5.7 and $12.4, respectively. The principal amount of outstanding foreign currency contracts was $162.0 and $165.1 as of June 30, 2023 and December 31, 2022, respectively.
The total fair value of the forward contracts represented an asset balance of $1.3 and $0.8, and a liability balance of $0.6 and $0.4, as of June 30, 2023 and December 31, 2022, respectively, which are classified as Other current assets and Accrued expenses and other current liabilities, respectively, in the Condensed Consolidated Balance Sheets. See Note 8 - Fair Value Measurements for additional information related to the fair value of derivative instruments.

Note 8: Fair Value Measurements
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table provides a summary of the Company’s assets and liabilities that were recognized at fair value on a recurring basis as of June 30, 2023 and December 31, 2022:

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, per share data, ratios or as noted)

	June 30, 2023
	Level 2	Level 3	Total Fair Value
Assets
Forward currency contracts - current	$1.3	$—	$1.3
Interest rate swaps - current	13.4	—	13.4
Interest rate swaps - non-current	31.0	—	31.0
Total	$45.7	$—	$45.7

Liabilities
Forward currency contracts - current	$0.6	$—	$0.6
Warrant liability - current	—	19.2	19.2
Total	$0.6	$19.2	$19.8

	December 31, 2022
	Level 2	Level 3	Total Fair Value
Assets
Forward currency contracts - current	$0.8	$—	$0.8
Interest rate swaps - current	2.3	—	2.3
Interest rate swaps - non-current	47.2	—	47.2
Total	$50.3	$—	$50.3

Liabilities
Forward currency contracts - current	$0.4	$—	$0.4
Warrant liability - non-current	—	21.0	21.0
Total	$0.4	$21.0	$21.4

There were no transfers of assets or liabilities between levels during the six months ended June 30, 2023 or year ended December 31, 2022.
Private Placement Warrants - The following table summarizes the changes in the Private Placement Warrants liability for the three and six months ended June 30, 2023 and 2022:

	2023	2022
Balance as of January 1	$21.0	$227.8
Mark to market loss (gain) on financial instruments	1.1	(100.4)
Exercise of Private Placement Warrants	—	—
Balance as of March 31	$22.1	$127.4
Mark to market gain on financial instruments	(2.9)	(49.0)
Exercise of Private Placement Warrants	—	—
Balance as of June 30	$19.2	$78.4

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

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, per share data, ratios or as noted)
Finite-lived Intangible Assets - If a triggering event occurs, the Company determines the estimated fair value of finite-lived intangible assets by determining the present value of the expected cash flows. During the second quarter of 2023, the Company recorded an impairment charge of $132.2 in connection with intangible assets classified as Assets held-for-sale. The impairment charge is included in Goodwill and intangible asset impairments in the Condensed Consolidated Statement of Operations. Refer to Note 4 - Assets Held for Sale and Divested Operations for additional information.
Goodwill - Goodwill represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets resulting from business combinations. The Company evaluates its goodwill for impairment at the reporting unit level, defined as an operating segment or one level below an operating segment, annually as of October 1 or more frequently if impairment indicators arise in accordance with ASC Topic 350. The Company performs qualitative analysis of macroeconomic conditions, industry and market considerations, internal cost factors, financial performance, fair value history and other company specific events. If this qualitative analysis indicates that it is more likely than not that the estimated fair value is less than the book value for the respective reporting unit, the Company applies a one-step impairment test in which the Company determines whether the estimated fair value of the reporting unit is in excess of its carrying value. If the carrying value of the net assets assigned to the reporting unit exceeds the estimated fair value of the reporting unit, the Company performs the second step of the impairment test to determine the implied estimated fair value of the reporting unit’s goodwill. The Company determines the implied estimated fair value of goodwill by determining the present value of the estimated future cash flows for each reporting unit and comparing the reporting unit’s risk profile and growth prospects to selected, reasonably similar publicly traded companies. During the second quarter of 2023, the Company recorded an impairment charge of $3.0 in connection with the assets held-for-sale and their allocated portion of the IP segment reporting unit's goodwill balance. The impairment charge is included in Goodwill and intangible asset impairments in the Condensed Consolidated Statement of Operations. Refer to Note 6 - Other Intangible Assets, net and Goodwill for additional information.

Note 9: Debt
The following table is a summary of the Company’s debt:

		June 30, 2023		December 31, 2022
Type	Maturity	Effective Interest Rate	Carrying Value	Effective Interest Rate	Carrying Value
Senior Notes	2029	4.875%	$921.4	4.875%	$921.4
Senior Secured Notes	2028	3.875%	921.2	3.875%	921.2
Revolving Credit Facility	2027	7.952%	—	7.234%	—
Term Loan Facility	2026	8.217%	2,347.4	7.384%	2,497.4
Senior Secured Notes	2026	4.500%	700.0	4.500%	700.0
Finance lease	2036	6.936%	30.8	6.936%	31.3
Total debt outstanding			4,920.8		5,071.3
Debt discounts and issuance costs			(56.5)		(65.3)
Current portion of long-term debt			(1.1)		(1.0)
Long-term debt			$4,863.2		$5,005.0

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
Revolving Credit Facility
As of June 30, 2023 and December 31, 2022, the Company had no outstanding balance on its Revolving Credit Facility. The facility provides for revolving loans, same-day borrowings and letters of credit pursuant to commitments in an aggregate principal amount of $750.0 with a letter of credit sublimit of $80.0. Proceeds of loans made under the Revolving Credit Facility may be borrowed, repaid and reborrowed prior to the maturity of the Revolving Credit Facility. Our ability to draw under the Revolving Credit Facility or issue letters of credit thereunder is conditioned upon, among other things, delivery of required notices, accuracy of the representations and warranties contained in the Credit Agreement and the absence of any default or event of default under the Credit Agreement.
As of June 30, 2023, letters of credit totaling $8.8 were collateralized by the Revolving Credit Facility, and, notwithstanding the Revolving Credit Facility, the Company had unsecured corporate guarantees outstanding of $13.6 and cash collateralized letters of credit of $3.6, which were not collateralized by the Revolving Credit Facility.
Term Loan Facility (2026)
The Company has a Term Loan Facility of $2,860.0 due 2026, which was fully drawn at closing. During the fourth quarter 2022, the Company made a $300.0 prepayment on its Term Loan Facility and prepayments of $150.0 during the six months ended June 30, 2023. Prior to the initial prepayment, the principal amount of the Term Loan Facility was repaid by the Company on the last business day of each March, June, September and December, in an amount equal to 0.25% of the aggregate original par principal amount of the initial term loans.
The carrying value of the Company’s variable interest rate debt, excluding unamortized debt issuance costs, approximates fair value due to the short-term nature of the interest rate benchmark rates. The fair value of the fixed rate debt is estimated based on market observable data for debt with similar prepayment features. The fair value of the Company’s debt was $4,647.4 and $4,709.6 at June 30, 2023 and December 31, 2022, respectively, and is considered Level 2 under the fair value hierarchy.

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
•Transactional and other revenues are earned under contracts for specific deliverables that are typically quoted on a product, data set or project basis and often derived from repeat customers, including customers that also generate subscription-based revenues. Transactional and other revenues may involve sales to the same customer on multiple occasions but with different products or services comprising the order. Other revenues relate to professional services including implementation for software and software as a service ("SaaS") subscriptions. These contracts vary in length from several months to years for multi-year projects. Revenue is recognized over time utilizing a reasonable measure of progress depicting the satisfaction of the related performance obligation. Other revenues also includes one-time perpetual archive license revenues.
The following table presents the Company’s revenues by transaction type based on revenue recognition pattern for the periods presented:

	Three Months Ended June 30,
	2023	2022
Subscription revenues	$406.0	$407.4
Re-occurring revenues	111.0	112.0
Transactional and other revenues	151.8	168.0
Deferred revenues adjustment	—	(0.8)
Revenues, net	$668.8	$686.6

	Six Months Ended June 30,
	2023	2022
Subscription revenues	$799.2	$811.2
Re-occurring revenues	218.7	226.5
Transactional and other revenues	280.0	311.7
Deferred revenues adjustment	—	(0.6)
Revenues, net	$1,297.9	$1,348.8

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, per share data, ratios or as noted)
Contract Balances

Balances, as of:	Accounts receivable, net	Current deferred revenues	Non-current deferred revenues
December 31, 2022	$872.1	$947.5	$38.5
June 30, 2023	769.7	939.6	37.9
Decrease	$(102.4)	$(7.9)	$(0.6)

December 31, 2021	$906.4	$1,030.4	$54.2
June 30, 2022	812.4	956.7	50.3
Decrease	$(94.0)	$(73.7)	$(3.9)
The Company recognized revenue of $588.9 during the six months ended June 30, 2023, attributable to deferred revenues recorded at the beginning of each such period. During the three months ended June 30, 2023, we revised the disclosure in this Note by $113.9 to decrease the revenue recognized that was included in the opening deferred revenue balance to $343.9 for the three months ended March 31, 2023. This correction did not have an impact on the accompanying Condensed Consolidated Balance Sheets or Statements of Operations. Those amounts primarily consisted of subscription revenues recognized ratably over the contractual term during the respective reporting periods.
Transaction Price Allocated to Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. Our most significant remaining performance obligations relate to contracts in which we license the right to use our products to our customers or provide maintenance services over the remaining contractual term, a majority of which are contracts with a duration of one year or less. As of June 30, 2023, approximately 90% of the aggregate transaction price allocated to remaining performance obligations are expected to be satisfied within one year.

Note 11: Shareholders’ Equity
As of June 30, 2023, there were unlimited shares of ordinary stock authorized and 676.1 million shares issued and outstanding, with no par value. The Company did not hold any shares as treasury shares as of June 30, 2023 and December 31, 2022. The Company’s ordinary shareholders are entitled to one vote per share.
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
As of June 30, 2023, we accrued $6.2 of preferred share dividends within Accrued expenses and other current liabilities. While the dividends on the MCPS are cumulative, they will not be paid until declared by the Company’s Board of Directors. If the dividends are not declared, they will continue to accumulate until paid, due to a backstop contained in the agreement (even if never declared).
Treasury Shares
CPA Global Acquisition Shares - During the six months ended June 30, 2022, 41.7 thousand shares held in the Employee Benefit Trust ("EBT"), established for the CPA Global Equity Plan, were sold at an average net price per share of $15.01 to fund the payment to the respective employees. Given the original share value of $30.99 as of the date of the acquisition, an associated loss was recognized within the Condensed Consolidated Statement of Changes in Equity in the amount of $0.7 during the six months ended June 30, 2022. The CPA Global Equity Plan was terminated during the year ended December 31, 2022 after all remaining shares were sold and payments were made to respective employees.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, per share data, ratios or as noted)
Share Repurchase Program and Share Retirements - In February 2022, the Company's Board of Directors approved the purchase of up to $1,000.0 of the Company's ordinary shares through open-market purchases, to be executed through December 31, 2023. During the six months ended June 30, 2022, the Company repurchased 10.7 million ordinary shares at an average price per share of $16.33 with a total carrying value of $175.0 all of which were subsequently retired at an average price at retirement of $15.61 and restored as authorized but unissued ordinary shares. Upon formal retirement and in accordance with ASC Topic 505, Equity, the Company reduced its ordinary shares account by the carrying amount of the treasury shares. Additionally, given the differences of the original repurchase share value and the value at the time of formal retirements, an associated loss was recognized within the Condensed Consolidated Statement of Changes in Equity in the amount of $7.7.
In May 2023, the Company's Board of Directors approved the extension of its share repurchase authorization through December 31, 2024, and reduced the authorization from $1,000.0 to $500.0. To enable the buybacks under the Board's authorization, the Company obtained shareholder approval on July 27, 2023 to permit it to conduct open-market purchases of up to 100.0 million of its ordinary shares from time to time as approved by the Board of Directors at a minimum purchase price of $1 per share and maximum purchase price of $35 per share. As of June 30, 2023, the Company had $500.0 of availability remaining under the Board's authorization.

	Six Months Ended June 30,
	2023	2022
Total number of shares repurchased	—	10.7
Average price paid per share	$—	$16.33
Total	$—	$175.0

Total shares retired	—	10.7
Average price at retirement date	$—	$15.61
Total	$—	$167.3

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, per share data, ratios or as noted)
Note 12: Share-based Compensation
The Company grants share-based awards under the Clarivate Plc 2019 Incentive Award Plan ("the Plan"). As of June 30, 2023, approximately 24.8 million of the Company’s ordinary shares were available for share-based awards. The Plan provides for the issuance of stock options, restricted stock units ("RSUs"), and performance share units ("PSUs").
Share-based compensation expense is recorded to the “Cost of revenues" and “Selling, general and administrative” line items on the accompanying Consolidated Statements of Operations. Total share-based compensation expense for the three and six months ended June 30, 2023 and 2022, comprised of the following:

	Three Months Ended June 30, 2023
	Stock Options	RSUs	PSUs	CPA Global Equity Plan	Total
Cost of revenues	$—	$10.2	$0.1	$—	$10.3
Selling, general and administrative costs	—	16.2	4.0	—	20.2
Total share-based compensation expense	$—	$26.4	$4.1	$—	$30.5

	Six Months Ended June 30, 2023
	Stock Options	RSUs	PSUs	CPA Global Equity Plan	Total
Cost of revenues	$—	$23.0	$0.3	$—	$23.3
Selling, general and administrative costs	1.9	32.9	13.6	—	48.4
Total share-based compensation expense	$1.9	$55.9	$13.9	$—	$71.7

	Three Months Ended June 30, 2022
	Stock Options	RSUs	PSUs	CPA Global Equity Plan	Total
Cost of revenues	$—	$7.5	$0.1	$(0.2)	$7.4
Selling, general and administrative costs	—	12.6	0.9	0.8	14.3
Total share-based compensation expense	$—	$20.1	$1.0	$0.6	$21.7

	Six Months Ended June 30, 2022
	Stock Options	RSUs	PSUs	CPA Global Equity Plan	Total
Cost of revenues	$—	$17.1	$0.3	$(0.6)	$16.8
Selling, general and administrative costs	—	28.8	1.9	0.9	31.6
Total share-based compensation expense	$—	$45.9	$2.2	$0.3	$48.4

The following table summarizes the Company’s existing share-based compensation awards program activity for the six months ended June 30, 2023, and 2022, respectively:

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, per share data, ratios or as noted)

	Six Months Ended June 30, 2023
	Stock Options	RSUs	PSUs
Balance at December 31, 2022	3.7	13.5	2.1
Granted	—	5.6	1.5
Exercised/Vested	—	(2.5)	(0.1)
Forfeited	—	(0.9)	(0.5)
Balance at June 30, 2023	3.7	15.7	3.0

Total remaining unamortized compensation costs	$—	$97.6	$45.8

Weighted average remaining service period	0 years	1.07 years	2.21 years

	Six Months Ended June 30, 2022
	Stock Options	RSUs	PSUs
Balance at December 31, 2021	4.8	4.5	1.4
Granted	—	4.5	0.9
Exercised/Vested	(0.2)	(2.0)	—
Forfeited	(0.1)	(0.4)	(0.1)
Balance at June 30, 2022	4.5	6.6	2.2

Total remaining unamortized compensation costs	$—	$72.1	$9.4

Weighted average remaining service period	0 years	1.43 years	1.69 years

Note 13: Income Taxes
We compute our provision for income taxes by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjust the provision for discrete tax items recorded in the period.
During the three months ended June 30, 2023, the income tax benefit of $35.3 was primarily due to the mix of taxing jurisdictions in which pre-tax profits and losses were recognized, $33.0 tax benefit was associated with the impairment of intangible assets, and $17.1 tax benefit was related to the partial release of valuation allowance recorded against certain US tax attributes that are now considered realizable due to sufficient cumulative income and continued projections of future taxable income. During the three months ended June 30, 2022, the income tax provision of $10.5 was primarily due to the mix of taxing jurisdictions in which pre-tax profits and losses were recognized.
During the six months ended June 30, 2023, the income tax benefit of $98.9 was primarily due to the mix of taxing jurisdictions in which pre-tax profits and losses were recognized, $70.4 tax benefit was recorded on the settlement of an open tax dispute, $33.0 tax benefit was associated with the impairment of intangible assets, and $17.1 tax benefit was related to the partial release of valuation allowance recorded against certain US tax attributes that are now considered realizable due to sufficient cumulative income and continued projections of future taxable income. During the six months ended June 30, 2022, the income tax provision of $26.8 was primarily due to the mix of taxing jurisdictions in which pre-tax profits and losses were recognized and tax expense on the mark to market gain on private warrants.

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
Potential ordinary shares on a gross basis of 30.7 million and 9.7 million options, RSUs, PSUs, and Warrants related to the 2019 Incentive Award Plan were excluded from diluted EPS for the six months ended June 30, 2023 and 2022, respectively, as their inclusion would have been anti-dilutive or their performance metric was not met. Potential ordinary shares on a gross basis of 30.0 million and 10.1 million options, RSUs, PSUs, and Warrants related to the 2019 Incentive Award Plan were excluded from diluted EPS for the three months ended June 30, 2023 and 2022, respectively, as their inclusion would have been anti-dilutive or their performance metric was not met. See Note 11 - Shareholders’ Equity and Note 12 - Share-based Compensation for additional information.
The potential dilutive effect of our MCPS outstanding during the period was calculated using the if-converted method assuming the conversion as of the earliest period reported or at the date of issuance, if later. The resulting weighted-average ordinary shares of 55.3 million related to our MCPS are not included in the dilutive weighted-average ordinary shares outstanding calculation for the three and six months ended June 30, 2023, as their effect would be anti-dilutive.
The basic and diluted EPS computations for our ordinary shares are calculated as follows:

	Three Months Ended June 30,
	2023	2022
Basic EPS
Net (loss) income available to ordinary shareholders	$(123.1)	$62.4
Dividends on preferred shares	18.6	18.7
Net (loss) income attributable to ordinary shares	$(141.7)	$43.7

Basic weighted-average number of ordinary shares outstanding	675.9	674.3
Basic EPS	$(0.21)	$0.06

Diluted EPS
Net (loss) income attributable to ordinary shares	$(141.7)	$43.7
Change in fair value of private placement warrants	—	(46.8)
Net loss attributable to ordinary shares, diluted	$(141.7)	$(3.1)

Denominator:
Shares used in computing net income (loss) attributable to per share to ordinary shareholders, basic	675.9	674.3
Weighted-average effect of potentially dilutive shares to purchase ordinary shares	—	4.1
Diluted weighted-average number of ordinary shares outstanding	675.9	678.4
Diluted EPS	$(0.21)	$0.00

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, per share data, ratios or as noted)

	Six Months Ended June 30,
	2023	2022
Basic EPS
Net (loss) income available to ordinary shareholders	$(79.6)	$131.9
Dividends on preferred shares	37.4	37.4
Net (loss) income attributable to ordinary shares	$(117.0)	$94.5

Basic weighted-average number of ordinary shares outstanding	675.4	678.3
Basic EPS	$(0.17)	$0.14

Diluted EPS
Net (loss) income attributable to ordinary shares	$(117.0)	$94.5
Change in fair value of private placement warrants	—	(141.7)
Net loss attributable to ordinary shares, diluted	$(117.0)	$(47.2)

Denominator:
Shares used in computing net income (loss) attributable to per share to ordinary shareholders, basic	675.4	678.3
Weighted-average effect of potentially dilutive shares to purchase ordinary shares	—	4.9
Diluted weighted-average number of ordinary shares outstanding	675.4	683.2
Diluted EPS	$(0.17)	$(0.07)

Note 15: Other Operating Expense (Income), Net
Other operating expense (income), net, consisted of the following for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022
Net foreign exchange loss (gain)	11.7	(23.5)
Miscellaneous expense (income), net	2.8	(1.1)
Other operating expense (income), net	$14.5	$(24.6)

	Six Months Ended June 30,
	2023	2022
Gain on legal settlement(1)	(49.4)	—
Net foreign exchange loss (gain)	32.3	(43.9)
Miscellaneous (income) expense, net	(0.4)	5.6
Other operating income, net	$(17.5)	$(38.3)

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
•The A&G segment consists of our Academia & Government product group, which drives research excellence across institutions, empower researchers to tackle today’s global challenges, and help academic institutions and libraries improve operational efficiency and effectiveness.
•The IP segment consists of our Patent Intelligence, Brand IP Intelligence, and IP Lifecycle Management product groups, which enable customers to establish, protect, and manage their intellectual property.
•The LS&H segment consists of our Life Sciences & Healthcare product group, which includes products and solutions that provide insight and foresight across the drug and device lifecycle, empowering life science and healthcare organizations to create a healthier tomorrow.
Each of the three segments represent the segments for which discrete financial information is available and upon which operating results are regularly evaluated by the CODM in order to assess performance and allocate resources. The CODM evaluates performance based primarily on segment revenue and Adjusted EBITDA. Adjusted EBITDA represents net income (loss) before the provision for income taxes, depreciation and amortization, and interest expense adjusted to exclude acquisition and disposal-related transaction costs, losses on extinguishment of debt, share-based compensation, unrealized foreign currency remeasurement, transformational and restructuring expenses, acquisition-related adjustments to deferred revenues prior to the adoption of FASB ASU No. 2021-08 in 2021, non-operating income or expense, the impact of certain non-cash mark-to-market adjustments on financial instruments, legal settlements, impairments, and other items that are included in net income (loss) for the period that the Company does not consider indicative of its ongoing operating performance and certain unusual items impacting results in a particular period.
Revenues, net by segment
The following table summarizes revenue by reportable segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Academia & Government	$342.0	$332.7	$656.7	$644.5
Intellectual Property	216.3	238.4	425.4	480.2
Life Sciences & Healthcare	110.5	115.5	215.8	224.1
Total Revenues, net	$668.8	$686.6	$1,297.9	$1,348.8

Adjusted EBITDA by segment
The following table presents segment profitability and a reconciliation to net income for the periods indicated:

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, per share data, ratios or as noted)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Academia & Government	$146.8	$122.9	$272.2	$227.4
Intellectual Property	100.1	107.8	194.7	225.4
Life Sciences & Healthcare	38.0	43.7	70.7	83.9
Total Adjusted EBITDA	$284.9	$274.4	$537.6	$536.7
Benefit (provision) for income taxes	35.3	(10.5)	98.9	(26.8)
Depreciation and amortization	(178.1)	(175.6)	(350.7)	(352.0)
Interest expense and amortization of debt discount, net	(73.0)	(62.3)	(146.6)	(121.8)
Mark to market gain on financial instruments(1)	2.9	49.0	1.8	149.4
Deferred revenues adjustment	—	(0.8)	—	(0.6)
Transaction related costs(2)	(0.7)	(5.1)	(2.4)	(11.8)
Share-based compensation expense	(30.5)	(22.1)	(71.7)	(59.1)
Restructuring and lease impairments(3)	(12.2)	(19.2)	(21.6)	(30.9)
Goodwill and intangible asset impairments(4)	(135.2)	—	(135.2)	—
Other(5)	(16.5)	34.6	10.3	48.8
Net (loss) income	$(123.1)	$62.4	$(79.6)	$131.9
Dividends on preferred shares	(18.6)	(18.7)	(37.4)	(37.4)
Net (loss) income attributable to ordinary shares	$(141.7)	$43.7	$(117.0)	$94.5

(1) Reflects mark-to-market adjustments on the Private Placement Warrants under ASC 815, Derivatives and Hedging. Refer to Note 8 - Fair Value Measurements for further information.
(2) Includes costs incurred to complete business combination transactions, including acquisitions, dispositions, and capital market activities and include advisory, legal, and other professional and consulting costs.

(3) Primarily reflects severance and related benefit costs related to approved restructuring programs. Refer to Note 19 - Restructuring and Lease Impairments for further information.
(4) Primarily includes the intangible assets impairment recorded during the three months ended June 30, 2023 further discussed in Note 4 - Assets Held for Sale and Divested Operations
(5) The current year periods primarily include net losses on foreign exchange re-measurement and other individually insignificant items that do not reflect our ongoing operating performance. The current year-to-date period was offset by a gain on legal settlement. The prior year periods include net gains on foreign exchange re-measurement and other individually insignificant items that do not reflect our ongoing operating performance. Refer to Note 15 - Other Operating Expense (Income), Net and Note 17 - Commitments and Contingencies for further information.

Note 17: Commitments and Contingencies
The Company does not have any recorded or unrecorded guarantees of the indebtedness of others.
Lawsuits and Legal Claims
The Company is engaged in various legal proceedings, claims, audits, and investigations that have arisen in the ordinary course of business. These matters may include among others, antitrust/competition claims, intellectual property infringement claims, employment matters, and commercial matters. The outcome of all of the matters against the Company is subject to future resolution, including the uncertainties of litigation.
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
Our best estimate of the Company's potential liability for the larger legal claims is approximately $4, which includes estimated legal costs and accrued interest. The recorded probable loss is an estimate and the actual costs arising from our litigation could be materially lower or higher. We have and will continue to vigorously defend ourselves against these

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, per share data, ratios or as noted)
claims. We maintain appropriate levels of insurance, which we expect are likely to provide coverage for some of these liabilities or other losses that may arise from these litigation matters.
During the six months ended June 30, 2023, we reached settlement related to the potential liability for one of the larger legal claims, which was covered by insurance. We recognized a total gain on settlement of $49.4 which is included in Other operating expense (income), net in the Condensed Consolidated Statement of Operations.
Between January and March 2022, three putative securities class action complaints were filed in the United States District Court for the Eastern District of New York against Clarivate and certain of its executives and directors alleging that there were weaknesses in the Company’s internal controls over financial reporting and financial reporting procedures that it failed to disclose in violation of federal securities law. The complaints were consolidated into a single proceeding on May 18, 2022. On August 8, 2022, plaintiffs filed a consolidated amended complaint, seeking damages on behalf of a putative class of shareholders who acquired Clarivate securities between July 30, 2020, and February 2, 2022, and/or acquired Clarivate common or preferred shares in connection with offerings on June 10, 2021, or Clarivate common shares in connection with a September 13, 2021, offering. The amended complaint, like the prior complaints, references an error in the accounting treatment of an equity plan included in the Company’s 2020 business combination with CPA Global that was disclosed on December 27, 2021, and related restatements issued on February 3, 2022, of certain of the Company’s previously issued financial statements; the amended complaint also alleges that the Company and certain of its executives and directors made false or misleading statements relating to the Company’s product quality and expected organic revenues and organic growth rate, and that they failed to disclose significant known changes to the Company’s business model. Defendants moved to dismiss the amended complaint on October 7, 2022. Without deciding the motion, the court entered an order on June 23, 2023 allowing plaintiffs limited leave to amend, and plaintiffs filed an amended complaint on July 14, 2023. The Company intends to seek dismissal of the amended complaint. On June 7, 2022, a class action was filed in Pennsylvania state court in the Court of Common Pleas of Philadelphia asserting claims under the Securities Act of 1933, based on substantially similar allegations, with respect to alleged misstatements and omissions in the offering documents for two issuances of Clarivate ordinary shares in June and September 2021. The Company moved to stay this proceeding on August 19, 2022, and filed its preliminary objections to the state court complaint on October 21, 2022. Briefing on defendants' preliminary objections was completed on December 12, 2022, and the preliminary objections remain pending. On January 4, 2023, the court granted a partial stay of all proceedings until further court order after oral argument on the stay motion. Following oral argument on April 11, 2023, the court denied a further stay of the proceedings on April 17, 2023. Clarivate does not believe that the claims alleged in the complaints have merit and will vigorously defend against them. Given the early stage of the proceedings, we are unable to estimate the reasonably possible loss or range of loss, if any, arising from these matters.
Warrant Liabilities
Under Accounting Standards Codification 815, Derivatives and Hedging, ("ASC 815"), warrant instruments that do not meet the criteria to be considered indexed to an entity's own stock shall be initially classified as a liability at their estimated fair values, regardless of the likelihood that such instruments will ever be settled in cash. In periods subsequent to issuance, changes in the estimated fair value of the liabilities are reported through earnings. As of June 30, 2023, the Private Placement Warrants are set to expire within one year. Therefore, the remaining liability is included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet as of June 30, 2023 (refer to Note 8 - Fair Value Measurements for additional information).

Contingent Liabilities
As of June 30, 2023 and December 31, 2022, there were no outstanding contingent liabilities.
MCPS Dividends
As noted in Note 11 - Shareholders’ Equity, dividends on our convertible preferred shares will be payable on a cumulative basis when, as and if declared by our Board of Directors, or an authorized committee of our Board of Directors, at an annual rate of 5.25% of the liquidation preference of $100.00 per share. Refer to Note 11 - Shareholders’ Equity for further details.

Note 18: Related Party Transactions
On December 1, 2021, Clarivate closed its acquisition of ProQuest from CIG, Atairos and certain other equity holders (the "Seller Group"). The aggregate consideration included $1,094.9 from the issuance of 46.9 million ordinary shares to the

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, per share data, ratios or as noted)
Seller Group. As part of the acquisition, and as a result, CIG is a related party to Clarivate. Clarivate assumed a Finance lease in which CIG is the Lessor as part of the acquisition. For the three and six months ended June 30, 2023, interest expense of $0.6 and $1.1, respectively, and amortization of the Finance lease right of use asset ("ROU") of $0.1 and $0.2, respectively, is reflected in the Condensed Consolidated Statements of Operations. The Finance lease ROU asset of $8.0 is presented within Property, Plant, and Equipment (see Note 5 - Property and Equipment, Net) and the corresponding lease liability of $30.8 is treated as an item of indebtedness (see Note 9 - Debt) within the Condensed Consolidated Balance Sheet.
Clarivate has a vendor and customer arrangement with an affiliate of one of our directors. The Company recognized revenues, net of $0.2 and $0.2 and incurred expenses of $1.3 and $1.2, respectively during the three months ended June 30, 2023 and 2022, related to the arrangement. During the six months ended June 30, 2023 and 2022, the Company recognized revenues, net of $0.4 and $0.4 and incurred expenses of $2.5 and $2.3, respectively, related to the arrangement. As of June 30, 2023 and December 31, 2022, the Company had no outstanding receivables and payables related to the arrangement.

Note 19: Restructuring and Lease Impairments
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
Segment Optimization Program - During the second quarter of 2023, the Company approved a restructuring plan to streamline operations within targeted areas of the Company to reduce operational costs, with the primary cost savings driver being from a reduction in workforce.
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
The following table summarizes the pre-tax charges by activity and program during the periods indicated:

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, per share data, ratios or as noted)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Severance and Related Benefit Costs:
One Clarivate Program	$—	$5.5	$—	$11.1
ProQuest Acquisition Integration Program	7.6	7.7	16.9	12.0
Segment Optimization Program	2.3	—	2.3	—
Other Restructuring Programs	—	(1.1)	—	(0.7)
Total Severance and Related Benefit Costs	$9.9	$12.1	$19.2	$22.4

Exit and Disposal Costs:
One Clarivate Program	—	—	—	—
ProQuest Acquisition Integration Program	$—	$0.1	$0.1	$1.9
Segment Optimization Program	—	—	—	—
Other Restructuring Programs	—	0.2	—	0.1
Total Exit and Disposal Costs	$—	$0.3	$0.1	$2.0

Lease Abandonment Costs:
One Clarivate Program	—	—	—	—
ProQuest Acquisition Integration Program	—	6.2	—	6.2
Segment Optimization Program	2.3	—	2.3	—
Other Restructuring Programs	—	0.6	—	0.3
Total Lease Abandonment Costs	$2.3	$6.8	$2.3	$6.5

Restructuring and Lease Impairment Costs	$12.2	$19.2	$21.6	$30.9

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, per share data, ratios or as noted)
The following table summarizes the pre-tax charges by program and segment during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Academia & Government:
One Clarivate Program	$—	$3.2	$—	$6.1
ProQuest Acquisition Integration Program	4.2	8.0	9.3	11.3
Segment Optimization	1.6	—	1.6	—
Other Restructuring Programs	—	0.2	—	—
Total Academia & Government	$5.8	$11.4	$10.9	$17.4

Intellectual Property:
One Clarivate Program	$—	$1.1	$—	$3.0
ProQuest Acquisition Integration Program	1.9	4.0	4.6	5.9
Segment Optimization	1.4	—	1.4	—
Other Restructuring Programs	—	(0.4)	—	(0.2)
Total Intellectual Property	$3.3	$4.7	$6.0	$8.7

Life Sciences & Healthcare:
One Clarivate Program	$—	$1.2	$—	$2.0
ProQuest Acquisition Integration Program	1.5	2.0	3.1	2.9
Segment Optimization	1.6	—	1.6	—
Other Restructuring Programs	—	(0.1)	—	(0.1)
Total Life Sciences & Healthcare	$3.1	$3.1	$4.7	$4.8

Restructuring and Lease Impairment Costs	$12.2	$19.2	$21.6	$30.9
The following table summarizes the activity relating to the restructuring reserves across each of Clarivate's cost-saving programs during the periods indicated:

	Severance and Related Benefit Costs	Exit, Disposal and Abandonment Costs	Total
Reserve Balance as of December 31, 2022	$11.5	$0.1	$11.6
Expenses recorded	19.2	2.4	21.6
Payments made	(23.4)	(1.5)	(24.9)
Noncash items	(2.7)	(0.8)	(3.5)
Reserve Balance as of June 30, 2023	$4.6	$0.2	$4.8

Reserve Balance as of December 31, 2021	$28.3	$0.7	$29.0
Expenses recorded	22.4	8.5	30.9
Payments made	(34.6)	(2.7)	(37.3)
Noncash items	(2.6)	(5.4)	(8.0)
Reserve Balance as of June 30, 2022	$13.5	$1.1	$14.6

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, per share data, ratios or as noted)
Note 20: Subsequent Events
Effective July 12, 2023, the Company entered into €100.0 of cross-currency swaps designated as hedges of euro denominated net investments in subsidiaries to mitigate FX exposure. The Company expects these swaps to qualify for hedge accounting.
Management has evaluated the impact of events that have occurred subsequent to June 30, 2023. Based on this evaluation, other than disclosed within these Condensed Consolidated Financial Statements and related notes, the Company has determined no other events were required to be recognized or disclosed.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our Annual Report on Form 10-K and the unaudited Condensed Consolidated Financial Statements, including the notes thereto, included elsewhere in this report. Certain statements in this section are forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, and intentions. Our future results and financial condition may differ materially from those we currently anticipate as a result of the factors we describe under Item 1A. Risk Factors. Certain income statement amounts discussed herein are presented on an actual and on a constant currency basis. We calculate constant currency by converting the non-U.S. dollar income statement balances for the most current year to U.S. dollars by applying the average exchange rates of the preceding year. Certain amounts that appear in this section may not sum due to rounding.
Overview
We offer a collection of high quality, market leading information and analytic products and solutions through our Academia & Government ("A&G") segment, Intellectual Property (“IP”) segment, and Life Sciences & Healthcare ("LS&H") segment, which are also our reportable segments. Our A&G segment consists of our Academia & Government product group as well as Web of Science products. The A&G segment provides curated high-value, structured content, discovery solutions, and related software applications that are embedded into the workflows of our customers, which include libraries, universities and research institutions world-wide. Our IP segment consists of our patent, trademark, and IP management products and solutions. These products and solutions help manage customers' end-to-end portfolio of intellectual property from patents to trademarks across the entire IP lifecycle. The LS&H segment contains our products and solutions which serve the content and analytical needs of pharmaceutical and biotechnology companies across the drug development lifecycle, including content on discovery and preclinical research, competitive intelligence, regulatory information, and clinical trials.

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

Key Performance Indicators
We regularly monitor the following key performance indicators to evaluate our business and trends, measure our performance, prepare financial projections and make strategic decisions. We include Revenue growth, Adjusted EBITDA, Adjusted EBITDA margin, Annualized Contract Value, Annual Renewal Rates, and Free Cash Flow as key performance indicators because they are a basis upon which our management assesses our performance, and we believe they reflect the underlying trends and indicators of our business by allowing management to focus on the most meaningful indicators of our continuous operational performance.
Adjusted EBITDA, Adjusted EBITDA margin, and Free Cash Flow are financial measures that are not prepared in accordance with U.S. generally accepted accounting principles (“non-GAAP”). Although we believe these measures may be useful to investors for the same reasons, these measures are not a substitute for GAAP financial measures or disclosures. For a reconciliation of our non-GAAP measures to the corresponding most closely related measures calculated in accordance with GAAP, see Certain Non-GAAP Measures below.
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
•Disposals: We define disposals revenue as the revenue generated in the prior year comparative period from product lines, services, and/or businesses divested from the date of the sale in the current period presented or included within a disposal group.
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

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)
Adjusted EBITDA and Adjusted EBITDA margin
Adjusted EBITDA is presented because it is a basis upon which our management assesses our performance, and we believe it is useful for investors to understand the underlying trends of our operations. See Certain Non-GAAP Measures - Adjusted EBITDA and Adjusted EBITDA margin for important information on the limitations of Adjusted EBITDA and its reconciliation to our net loss under U.S. GAAP. Adjusted EBITDA represents net loss before provision for income taxes, depreciation and amortization, interest income and expense adjusted to exclude acquisition or disposal-related transaction costs (such costs include net income from continuing operations before provision for income taxes, depreciation and amortization, and interest income and expense from divestitures), share-based compensation, mandatory convertible preferred share dividend expense, unrealized foreign currency gains (losses), transformational and restructuring expenses, acquisition-related adjustments to deferred revenues prior to the adoption of FASB ASU No. 2021-08 in 2021, non-operating income or expense, the impact of certain non-cash, mark to market adjustments on financial instruments, legal settlements and other items that are included in net income for the period that the Company does not consider indicative of its ongoing operating performance, and certain unusual items impacting results in a particular period. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by Revenues, net plus the impact of the deferred revenue purchase accounting adjustments relating to acquisitions prior to 2021.
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
An initial subscription period for new customers may be for a term of less than 12 months, in certain circumstances. Most of our customers, however, opt to enter into a full 12-month initial subscription period, resulting in renewal periods spread throughout the calendar year. Customers that license more than one subscription-based product may, at any point during the renewal period, provide notice of their intent to renew only certain subscriptions within the license agreement and cancel other subscriptions, which we typically refer to as a downgrade. In other instances, customers may upgrade their license agreements by adding additional subscription-based products to the original agreement. Our calculation of ACV includes the impact of downgrades, upgrades, price increases, and cancellations that have occurred as of the reporting period. For avoidance of doubt, ACV does not include revenues associated with transactional and re-occurring revenues.
We monitor ACV because it represents a leading indicator of the potential subscription revenues that may be generated from our existing customer base over the upcoming 12-month period. Measurement of subscription revenues as a key operating metric is particularly relevant because a majority of our revenues are generated through subscription-based and re-occurring revenues, which accounted for 77.3% and 75.6% for the three months ended June 30, 2023 and 2022 and 78.4% and 76.9% for the six months ended June 30, 2023 and 2022, respectively. We calculate and monitor ACV for each of our segments and use the metric as part of our evaluation of our business and trends.
The amount of actual subscription revenues that we earn over any 12-month period are likely to differ from ACV at the beginning of that period, sometimes significantly. This may occur for numerous reasons, including subsequent changes in annual renewal rates, impact of price increases (or decreases), cancellations, upgrades and downgrades, and acquisitions and divestitures.
We calculate the ACV on a constant currency basis to exclude the effect of foreign currency fluctuations.
The following table presents ACV as of the dates indicated:

	June 30,		Change
	2023	2022	2023 vs. 2022(1)
Annualized Contract Value	$1,567.2	$1,625.9	$(58.7)	(3.6)%
(1) The change in ACV is primarily due to the divestiture of MarkMonitor in October 2022 and changes in foreign exchange rates, supplemented by organic ACV growth of 2.8% largely attributed to the impact of price increases.

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
The impact of upgrades, new subscriptions and product price increases is reflected in ACV, but not in annual renewal rates. Our annual renewal rates were 91.9% and 91.3% for the six months ended June 30, 2023 and 2022, respectively.

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

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)
Results of Operations

Revenues, net
Total Revenue
Revenues, net of $668.8 for the three months ended June 30, 2023, decreased by $17.8, or 2.6%, from $686.6 for the three months ended June 30, 2022. On a constant currency basis, Revenues, net decreased by $23.9, or 3.5% for the three months ended June 30, 2023. Revenues, net of $1,297.9 for the six months ended June 30, 2023, decreased by $50.9, or 3.8%, from $1,348.8 for the six months ended June 30, 2022. On a constant currency basis, Revenues, net decreased by $44.1, or 3.3% for the six months ended June 30, 2023.
Revenue by Transaction Type
The following tables present the amounts of our subscription, re-occurring and transactional and other revenues for the periods indicated, as well as the drivers of the variances between periods, including as a percentage of such revenues.

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
	Three Months Ended June 30,		Total Variance (Dollars)	Total Variance (Percentage)	Acquisitions	Disposals(1)	FX Impact	Organic
(in millions, except percentages)	2023	2022
Subscription revenues	$406.0	$407.4	$(1.4)	(0.3)%	—%	(4.4)%	1.2%	2.9%
Re-occurring revenues	111.0	112.0	(1.0)	(0.9)%	—%	—%	0.7%	(1.6)%
Transactional and other revenues	151.8	168.0	(16.2)	(9.6)%	—%	(2.3)%	0.2%	(7.5)%
Deferred revenues adjustment	—	(0.8)	0.8	100.0%	100.0%	—%	—%	—%
Revenues, net	$668.8	$686.6	$(17.8)	(2.6)%	0.1%	(3.2)%	0.9%	(0.4)%

(1) Represents revenues from the MarkMonitor divestiture completed in October 2022 and from the assets held-for-sale disposal group (refer to Note 4 - Assets Held for Sale and Divested Operations for further information).

On a constant currency basis, subscription revenues decreased by $6.4, or 1.6%. Disposal subscription revenue reductions primarily relate to the MarkMonitor business divestiture. Organic subscription revenues increased primarily due to price increases, reflecting a trend consistent with the increase in our organic ACV between periods.
On a constant currency basis, re-occurring revenues decreased by $1.8, or 1.6%. Organic re-occurring revenues declined due to lower patent renewal volumes as a result of timing of the accelerated patent renewal payments in the prior year.
On a constant currency basis, transactional and other revenues decreased by $16.5, or 9.8%. Organic transactional and other revenues declined primarily due to lower LS&H real world data sales and IP patent search & analytics revenue.

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
	Six Months Ended June 30,		Total Variance (Dollars)	Total Variance (Percentage)	Acquisitions	Disposals(1)	FX Impact	Organic
(in millions, except percentages)	2023	2022
Subscription revenues	$799.2	$811.2	$(12.0)	(1.5)%	—%	(4.4)%	—%	2.9%
Re-occurring revenues	218.7	226.5	(7.8)	(3.4)%	—%	—%	(1.8)%	(1.7)%
Transactional and other revenues	280.0	311.7	(31.7)	(10.2)%	—%	(1.5)%	(0.8)%	(7.9)%
Deferred revenues adjustment	—	(0.6)	0.6	100.0%	100.0%	—%	—%	—%
Revenues, net	$1,297.9	$1,348.8	$(50.9)	(3.8)%	—%	(3.0)%	(0.5)%	(0.3)%

(1) Represents revenues from the MarkMonitor divestiture completed in October 2022 and from the assets held-for-sale disposal group (refer to Note 4 - Assets Held for Sale and Divested Operations for further information).

On a constant currency basis, subscription revenues decreased by $11.6, or 1.4%. Disposal subscription revenue reductions primarily relate to the MarkMonitor business divestiture. Organic subscription revenues increased primarily due to price increases, reflecting a trend consistent with the increase in our ACV between periods.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)
On a constant currency basis, re-occurring revenues decreased by $3.8, or 1.7%. Organic re-occurring revenues declined due to lower patent renewal volumes as a result of timing of the accelerated patent renewal payments in the prior year.
On a constant currency basis, transactional and other revenues decreased by $29.3, or 9.4%. Organic transactional and other revenues declined primarily due to lower LS&H real world data sales and IP trademarks transactional volumes and search & analytics and patent filing revenue.
Revenue by Geography
The below tables present our revenues split by geographic region, separating the impacts of the deferred revenues adjustment:

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
	Three Months Ended June 30,		Total Variance (Dollars)	Total Variance (Percentage)	Acquisitions	Disposals(1)	FX Impact	Organic
(in millions, except percentages)	2023	2022
Americas	361.2	384.5	(23.3)	(6.1)%	—%	(4.2)%	0.3%	(2.1)%
Europe/Middle East/Africa	180.2	178.6	1.6	0.9%	—%	(2.5)%	1.4%	2.0%
Asia Pacific	127.4	124.3	3.1	2.5%	—%	(0.8)%	1.9%	1.4%
Deferred revenues adjustment	—	(0.8)	0.8	100.0%	100.0%	—%	—%	—%
Revenues, net	$668.8	$686.6	$(17.8)	(2.6)%	0.1%	(3.2)%	0.9%	(0.4)%

(1) Represents revenues from the MarkMonitor divestiture completed in October 2022 and from the assets held-for-sale disposal group (refer to Note 4 - Assets Held for Sale and Divested Operations for further information).

On a constant currency basis, Americas revenues decreased by $24.5, or 6.4%, with organic decline due to lower IP re-occurring patent renewal and transactional search & analytics revenues combined with lower LS&H real world data sales. On a constant currency basis, Europe/Middle East/Africa revenues decreased by $0.9, or 0.5%, with organic due to A&G subscription and IP re-occurring revenue. On a constant currency basis, Asia Pacific revenues increased by $0.7, or 0.6%, with organic growth led by A&G subscription revenue.

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
	Six Months Ended June 30,		Total Variance (Dollars)	Total Variance (Percentage)	Acquisitions	Disposals(1)	FX Impact	Organic
(in millions, except percentages)	2023	2022
Americas	700.7	744.8	(44.1)	(5.9)%	—%	(4.2)%	(0.1)%	(1.5)%
Europe/Middle East/Africa	347.2	356.1	(8.9)	(2.5)%	—%	(1.9)%	(1.3)%	0.8%
Asia Pacific	250.0	248.5	1.5	0.6%	—%	(0.8)%	(0.5)%	1.9%
Deferred revenues adjustment	—	(0.6)	0.6	100.0%	100.0%	—%	—%	—%
Revenues, net	$1,297.9	$1,348.8	$(50.9)	(3.8)%	—%	(3.0)%	(0.5)%	(0.3)%

(1) Represents revenues from the MarkMonitor divestiture completed in October 2022 and from the assets held-for-sale disposal group (refer to Note 4 - Assets Held for Sale and Divested Operations for further information).

On a constant currency basis, Americas revenues decreased by $43.2, or 5.8%, with organic decline due to lower IP re-occurring patent renewal and transactional trademarks, search & analytics and patent filing revenues combined with lower LS&H real world data sales. On a constant currency basis, Europe/Middle East/Africa revenues decreased by $4.2, or 1.2%, with organic decline due to lower LS&H real world data sales and services revenue. On a constant currency basis, Asia Pacific revenues increased by $2.7, or 1.1%, with organic growth led by A&G and IP subscription revenue.
Revenue by Segment
The following tables and the discussions that follow present our revenues by segment for the periods indicated.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
	Three Months Ended June 30,		Total Variance (Dollars)	Total Variance (Percentage)	Acquisitions	Disposals(1)	FX Impact	Organic
(in millions, except percentages)	2023	2022
Academia & Government	$342.0	$332.7	$9.3	2.8%	—%	—%	1.0%	1.8%
Intellectual Property	216.3	239.2	(22.9)	(9.6)%	—%	(9.1)%	0.6%	(1.1)%
Life Sciences & Healthcare	110.5	115.5	(5.0)	(4.3)%	—%	—%	1.0%	(5.4)%
Deferred revenues adjustment	—	(0.8)	0.8	100.0%	100.0%	—%	—%	—%
Revenues, net	$668.8	$686.6	$(17.8)	(2.6)%	0.1%	(3.2)%	0.9%	(0.4)%

(1) Represents revenues from the MarkMonitor divestiture completed in October 2022 and from the assets held-for-sale disposal group (refer to Note 4 - Assets Held for Sale and Divested Operations for further information).

Academia & Government Segment: On a constant currency basis, revenues increased by $5.9, or 1.8%. Organic revenues, on a constant currency basis, increased primarily due to subscription revenues growth due to price increases and the benefit of net installations, partially offset by transaction revenues decline due to lower content aggregation revenue.
Intellectual Property Segment: On a constant currency basis, revenues decreased by $24.4, or 10.2%. Organic revenues, on a constant currency basis, declined primarily due to lower re-occurring patent renewal revenue because of timing of the accelerated patent renewal payments in the prior year and declines in transactional search & analytics.
Life Sciences & Healthcare Segment: On a constant currency basis, revenues decreased by $6.2, or 5.4%. Organic revenues, on a constant currency basis, declined primarily due to lower transactional real world data sales, partially offset by subscription revenues growth from price increases.

			Variance Increase/(Decrease)		Percentage of Factors Increase/(Decrease)
	Six Months Ended June 30,		Total Variance (Dollars)	Total Variance (Percentage)	Acquisitions	Disposals(1)	FX Impact	Organic
(in millions, except percentages)	2023	2022
Academia & Government	$656.7	$644.5	$12.2	1.9%	—%	—%	—%	1.9%
Intellectual Property	425.4	480.8	(55.4)	(11.5)%	—%	(8.4)%	(1.4)%	(1.7)%
Life Sciences & Healthcare	215.8	224.1	(8.3)	(3.7)%	—%	—%	—%	(3.7)%
Deferred revenues adjustment	—	(0.6)	0.6	100.0%	100.0%	—%	—%	—%
Revenues, net	$1,297.9	$1,348.8	$(50.9)	(3.8)%	—%	(3.0)%	(0.5)%	(0.3)%

(1) Represents revenues from the MarkMonitor divestiture completed in October 2022 and from the assets held-for-sale disposal group (refer to Note 4 - Assets Held for Sale and Divested Operations for further information).

Academia & Government Segment: On a constant currency basis, revenues increased by $12.5, or 1.9%. Organic revenues, on a constant currency basis, increased primarily due to subscription revenues growth due to price increases and the benefit of net installations, partially offset by transaction revenues decline due to lower content aggregation revenue.
Intellectual Property Segment: On a constant currency basis, revenues decreased by $48.9, or 10.2%. Organic revenues, on a constant currency basis, declined primarily due to lower re-occurring patent renewal revenue because of timing of the accelerated patent renewal payments in the prior year and declines in transactional trademarks, search & analytics and patent filing revenue.
Life Sciences & Healthcare Segment: On a constant currency basis, revenues decreased by $8.3, or 3.7%. Organic revenues, on a constant currency basis, declined primarily due to lower transactional real world data sales, partially offset by subscription revenues growth from price increases and the benefit of net installations.

Operating Expenses
The following table presents certain of our operating expense line item amounts and their associated percentage of revenue:

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)

	Three Months Ended June 30,		Change 2023 vs. 2022		Six Months Ended June 30,		Change 2023 vs. 2022
(in millions, except percentages)	2023	2022	$	%	2023	2022	$	%
Cost of revenues	$224.2	$244.1	$(19.9)	(8.2)%	$453.9	$493.3	$(39.4)	(8.0)%
Selling, general and administrative costs	192.9	186.1	6.8	3.7%	387.7	379.8	7.9	2.1%
Total COR and SGA	$417.1	$430.2	$(13.1)	(3.0)%	$841.6	$873.1	$(31.5)	(3.6)%

Depreciation and amortization expense	$178.1	$175.6	$2.5	1.4%	$350.7	$352.0	$(1.3)	(0.4)%

As a percentage of revenue:
Total COR and SGA	62.4%	62.7%			64.8%	64.7%
Depreciation and amortization expense	26.6%	25.6%			27.0%	26.1%
Cost of revenues
On a constant currency basis, cost of revenues decreased by $17.9, or 7.3%, for the three months ended June 30, 2023. Cost of revenues as a percentage of revenues, net decreased by 2.1% to 33.5% for the three months ended June 30, 2023 compared to 35.6% for the three months ended June 30, 2022. The decrease for the three months ended June 30, 2023 was primarily attributed to the MarkMonitor business divestiture and due, in part, to a reduction in outside-service and people costs.
On a constant currency basis, cost of revenues decreased by $32.9, or 6.7%, for the six months ended June 30, 2023. Cost of revenues as a percentage of revenues, net decreased by 1.6% to 35.0% for the six months ended June 30, 2023, compared to 36.6% for the six months ended June 30, 2022. The decrease for the six months ended June 30, 2023 was primarily attributed to the MarkMonitor business divestiture and due, in part, to a reduction in outside-service and people costs.

Selling, general and administrative
On a constant currency basis, selling, general and administrative expense increased by $7.4, or 4.0%, for the three months ended June 30, 2023. Selling, general and administrative costs as a percentage of revenues, net increased by 1.7% to 28.8% for the three months ended June 30, 2023 compared to 27.1% for the three months ended June 30, 2022. The increase was primarily attributed to increased share-based compensation expense and expenses for legal claims and settlements. The increase was partially offset by a decrease in outside services.
On a constant currency basis, selling, general and administrative expense increased by $14.3, or 3.8%, for the six months ended June 30, 2023. Selling, general and administrative costs as a percentage of revenues, net increased by 1.7% to 29.9% for the six months ended June 30, 2023, compared to 28.2% for the six months ended June 30, 2022. The increase was primarily attributed to increased share-based compensation expense, increased net people related costs and expenses for legal claims and settlements. The increase was partially offset by a decrease in outside services.
Depreciation and Amortization
Depreciation and Amortization are relatively consistent for the three and six months ended June 30, 2023 and 2022. As a percentage of revenues, net, depreciation and amortization expense increased by 1.0% to 26.6% for the three months ended June 30, 2023 compared to 25.6% for the three months ended June 30, 2022. For the six months ended June 30, 2023, expressed as a percentage of revenues, net, depreciation and amortization expense increased by 0.9% to 27.0% compared to 26.1% for the six months ended June 30, 2022.
Restructuring and lease impairments

	Three Months Ended June 30,		Change 2023 vs. 2022		Six Months Ended June 30,		Change 2023 vs. 2022
	2023	2022	$	%	2023	2022	$	%
Restructuring and lease impairments	$12.2	$19.2	$(7.0)	(36.5)%	$21.6	$30.9	$(9.3)	(30.1)%

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)
The decrease for the three and six months ended June 30, 2023, was primarily driven by the wind-down of expenses associated with the OneClarivate, CPA Global Acquisition Integration, and Operation Simplification and Optimization Programs. The decrease was partially offset by the Segment Optimization and ProQuest Acquisition Integration Programs. As of June 30, 2023, we are not expecting to incur any significant further costs under the former restructuring plans. See Note 19 - Restructuring and Lease Impairments for further information.
The following table summarizes the total costs incurred to date and expected costs to be incurred in a future period for each program.

	Total Costs Incurred to Date	Costs Expected to be Incurred in Future Periods
One Clarivate Program	$36.7	$—
ProQuest Acquisition Integration Program	68.3	2.0
Segment Optimization	4.6	8.0
Other Restructuring Programs:
CPA Global Acquisition Integration and Optimization Program	128.1	—
DRG Acquisition Integration Program	7.3	—
Operation Simplification and Optimization Program	44.5	—
Total Other Restructuring Programs	$179.9	$—
Goodwill and intangible asset impairments
The increase for the three and six months ended June 30, 2023 was primarily driven by the impairment charge discussed in Note 4 - Assets Held for Sale and Divested Operations.
Other operating expense (income), net

	Three Months Ended June 30,		Change 2023 vs. 2022		Six Months Ended June 30,		Change 2023 vs. 2022
	2023	2022	$	%	2023	2022	$	%
Other operating expense (income), net	$14.5	$(24.6)	$39.1	158.9%	$(17.5)	$(38.3)	$20.8	54.3%
The fluctuations for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, respectively, were primarily driven by a net loss on foreign exchange re-measurement (as opposed to a net gain in the prior year periods), partially offset by a gain on legal settlement recorded during the six months ended June 30, 2023.
Mark to market gain on financial instruments

	Three Months Ended June 30,		Change 2023 vs. 2022		Six Months Ended June 30,		Change 2023 vs. 2022
	2023	2022	$	%	2023	2022	$	%
Mark to market gain on financial instruments	$(2.9)	$(49.0)	$(46.1)	(94.1)%	$(1.8)	$(149.4)	$(147.6)	(98.8)%

The Company accounts for its outstanding private placement warrants as liabilities at fair value on the balance sheet, which are subject to remeasurement at each balance sheet date and any change in fair value is recognized as of the end of each period for which earnings are reported. The change in fair value resulting in a decrease for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 was driven by the change in the Company’s share price and its impact as an input to the Black-Scholes option valuation model.
Interest expense and amortization of debt discount, Net

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)

	Three Months Ended June 30,		Change 2023 vs. 2022		Six Months Ended June 30,		Change 2023 vs. 2022
	2023	2022	$	%	2023	2022	$	%
Interest expense and amortization of debt discount, net	$73.0	$62.3	$10.7	17.2%	$146.6	$121.8	$24.8	20.4%
The increase for the three and six months ended June 30, 2023 was primarily attributed to higher floating interest rates on borrowings under the Term Loan Facility, partially offset by debt prepayments and gains under our interest rate swap program.
Provision (benefit) for income taxes

	Three Months Ended June 30,		Change 2023 vs. 2022		Six Months Ended June 30,		Change 2023 vs. 2022
	2023	2022	$	%	2023	2022	$	%
(Benefit) provision for income taxes	$(35.3)	$10.5	$(45.8)	(436.2)%	$(98.9)	$26.8	$(125.7)	(469.0)%
The overall decrease in tax expense is primarily due to the $33.0 tax benefit recorded in the current quarter associated with the impairment of intangible assets and the $17.1 tax benefit recorded in the current quarter relating to the partial release of valuation allowance recorded against certain US tax attributes. The remaining decrease in tax expense for the six months ended June 30, 2022 relates to the $70.4 tax benefit recorded on the settlement of an open tax dispute. Both the three and six months ended June 30, 2023 are also impacted by the change in the mix of taxing jurisdictions in which pre-tax profits and losses were recognized. The effective tax rate for the three and six months ended June 30, 2023 may not be indicative of our effective tax rates for future periods.
Dividends on preferred shares

	Three Months Ended June 30,		Change 2023 vs. 2022		Six Months Ended June 30,		Change 2023 vs. 2022
	2023	2022	$	%	2023	2022	$	%
Dividends on preferred shares	$18.6	$18.7	$(0.1)	(0.5)%	$37.4	$37.4	$—	—%

Dividends on preferred shares are consistent for the three and six months ended June 30, 2023 and 2022. While the dividends on the MCPS are cumulative, they will not be paid until declared by the Company’s Board of Directors. If no dividends are declared and paid, they will continue to accumulate as the agreement contains a backstop to it being paid even if never declared by the Board.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)
Certain Non-GAAP Measures
We include non-GAAP measures in this quarterly report, including Adjusted EBITDA, Adjusted EBITDA margin, and Free Cash Flow, because they are a basis upon which our management assesses our performance, and we believe they reflect the underlying trends and indicators of our business by allowing management to focus on the most meaningful indicators of our continuous operational performance.
Although we believe these measures are useful for investors for the same reasons, these measures are not a substitute for GAAP financial measures or disclosures. We provide reconciliations of these non-GAAP measures to the corresponding most closely related GAAP measure.
Adjusted EBITDA and Adjusted EBITDA margin
Adjusted EBITDA is presented because it is a basis upon which our management assesses our performance, and we believe it is useful for investors to understand the underlying trends of our operations. Adjusted EBITDA represents net income (loss) before the provision for income taxes, depreciation and amortization, and interest expense adjusted to exclude acquisition and disposal-related transaction costs, losses on extinguishment of debt, share-based compensation, unrealized foreign currency remeasurement, transformational and restructuring expenses, acquisition-related adjustments to deferred revenues prior to the adoption of FASB ASU No. 2021-08 in 2021, non-operating income or expense, the impact of certain non-cash mark-to-market adjustments on financial instruments, legal settlements, impairments, and other items that are included in net income (loss) for the period that the Company does not consider indicative of its ongoing operating performance and certain unusual items impacting results in a particular period. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by Revenues, net plus the impact of the deferred revenue purchase accounting adjustments relating to acquisitions prior to 2021.
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
The following table presents our calculation of Adjusted EBITDA for the three and six months ended June 30, 2023 and 2022, and reconciles these measures to our Net income (loss) for the same periods:

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss) income attributable to ordinary shares	$(141.7)	$43.7	$(117.0)	$94.5
Dividends on preferred shares	18.6	18.7	37.4	37.4
Net (loss) income	$(123.1)	$62.4	$(79.6)	$131.9
(Benefit) provision for income taxes	(35.3)	10.5	(98.9)	26.8
Depreciation and amortization	178.1	175.6	350.7	352.0
Interest expense and amortization of debt discount, net	73.0	62.3	146.6	121.8
Deferred revenues adjustment	—	0.8	—	0.6
Transaction related costs(1)	0.7	5.1	2.4	11.8
Share-based compensation expense	30.5	22.1	71.7	59.1
Restructuring and lease impairments(2)	12.2	19.2	21.6	30.9
Goodwill and intangible asset impairments(3)	135.2	—	135.2	—
Mark to market gain on financial instruments(4)	(2.9)	(49.0)	(1.8)	(149.4)
Other(5)	16.5	(34.6)	(10.3)	(48.8)
Adjusted EBITDA	$284.9	$274.4	$537.6	$536.7
Adjusted EBITDA margin	42.6%	39.9%	41.4%	39.8%

(1) Includes costs incurred to complete business combination transactions, including acquisitions, dispositions and capital market activities and include advisory, legal, and other professional and consulting costs.

(2) Primarily reflects severance and related benefit costs related to approved restructuring programs. Refer to Note 19 - Restructuring and Lease Impairments for further information.
(3) Primarily includes the intangible assets impairment recorded during the three months ended June 30, 2023 further discussed in Note 4 - Assets Held for Sale and Divested Operations
(4) Reflects mark-to-market adjustments on the Private Placement Warrants under ASC 815, Derivatives and Hedging. Refer to Note 8 - Fair Value Measurements for further information.
(5) The current year periods primarily include net losses on foreign exchange re-measurement and other individually insignificant items that do not reflect our ongoing operating performance. The current year-to-date period was offset by a gain on legal settlement. The prior year periods include net gains on foreign exchange re-measurement and other individually insignificant items that do not reflect our ongoing operating performance. Refer to Note 15 - Other Operating Expense (Income), Net and Note 17 - Commitments and Contingencies for further information.

Liquidity and Capital Resources
Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, capital expenditures, debt service, acquisitions, other commitments, and contractual obligations. Our principal sources of liquidity include cash from operating activities, cash and cash equivalents on our Consolidated Balance Sheets and amounts available under our revolving credit facility. We consider liquidity in terms of the sufficiency of these resources to fund our operating, investing and financing activities for a period of 12 months after the financial statement issuance date.
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
The below table summarizes our total liquidity for the periods presented:

Total Liquidity	June 30,	December 31,
(in millions)	2023	2022
Cash and cash equivalents	$436.1	$348.8
Additional availability under revolving credit facility(1)	741.2	740.5
	$1,177.3	$1,089.3
(1) Net of letters of credit utilization of $8.8 and $9.5, respectively.
During the fourth quarter of 2022, the Company made a $300.0 prepayment on our Term Loan Facility and paid the $175.0 outstanding balance on its Revolving Credit Facility, which we had borrowed in November 2021 and used the net proceeds for general corporate purposes. As a result, the Company had no outstanding balance on its Revolving Credit Facility as of December 31, 2022 and June 30, 2023. Refer to Note 9 - Debt in Item 8. Financial Statements and Supplementary Data, for additional information related to outstanding borrowings.
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
In February 2022, the Company's Board of Directors approved the purchase of up to $1,000.0 of the Company's ordinary shares through open-market purchases, to be executed through December 31, 2023. During the six months ended June 30, 2022, the Company repurchased 10.7 million ordinary shares with a total carrying value of $175.0 which were subsequently retired and restored as authorized but unissued ordinary shares. Upon formal retirement and in accordance with ASC Topic 505, Equity, the Company reduced its ordinary shares account by the carrying amount of the treasury shares. Additionally, given the differences of the original repurchase share value and the value at the time of formal retirements, an associated loss was recognized within the Consolidated Statement of Changes in Equity in the amount of $7.7. In May 2023, the Company's Board of Directors approved the extension of its share repurchase authorization through December 31, 2024, and reduced the authorization from $1,000.0 to $500.0. To enable the buybacks under the Board's authorization, the Company obtained shareholder approval on July 27, 2023 to permit it to conduct open-market purchases of up to 100.0 million of its ordinary shares from time to time as approved by the Board of Directors at a minimum purchase price of $1 per share and maximum purchase price of $35 per share. As of June 30, 2023, the Company had $500.0 of availability remaining under the Board's authorization.
Cash Flows
The following table discloses our consolidated cash flows provided by (used in) operating, investing, and financing activities for the periods presented:

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)

	Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$389.9	$164.6
Net cash used in investing activities	(107.5)	(103.4)
Net cash used in financing activities	(197.8)	(239.4)
Effects of exchange rates	1.7	(36.5)
Net increase (decrease) in cash and cash equivalents, and restricted cash	$86.3	$(214.7)

Net increase (decrease) in cash and cash equivalents	$87.3	$(71.2)
Net decrease in restricted cash	(1.0)	(143.5)
Net increase (decrease) in cash and cash equivalents, and restricted cash	$86.3	$(214.7)

Cash and cash equivalents, beginning of period	$348.8	$430.9
Restricted cash, beginning of period	8.0	156.7
Cash and cash equivalents, and restricted cash beginning of the year	$356.8	$587.6

Cash and cash equivalents, end of period	$436.1	$359.7
Restricted cash, end of period	7.0	13.2
Cash and cash equivalents, and restricted cash end of the period	$443.1	$372.9

Cash Flows Provided by Operating Activities
Net cash provided by operating activities consists of net income adjusted for non-cash items, such as depreciation and amortization, deferred income taxes, share-based compensation, restructuring and impairment, mark to market adjustments on financial instruments, deferred finance charges, and for changes in operating assets and liabilities.
The increase of $225.3 in net cash provided by operating activities for the six months ended June 30, 2023, was attributed to improved working capital results and the nonrecurring payments made from restricted cash in the prior year related to the CPA Global Equity Plan.
Cash Flows Used in Investing Activities
Net cash used in investing activities consists primarily of capital expenditures.
The $4.1 increase in cash used in investing activities for the six months ended June 30, 2023, was due to higher capital spending, primarily relating to capitalized costs associated with product and content development.
Cash Flows Used in Financing Activities
The $41.6 decrease in cash used in financing activities for the six months ended June 30, 2023, was primarily due to the $175.0 cash used for repurchases of our ordinary shares in the prior year period offset by $150.0 of prepayments on our Term Loan Facility during the six months ended June 30, 2023.
Free Cash Flow (non-GAAP measure)
The following table reconciles Free cash flow, which is a non-GAAP measure, to net cash provided by operating activities:

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)

	Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$389.9	$164.6
Capital expenditures	(116.9)	(89.1)
Free cash flow	$273.0	$75.5

Free cash flow increased $197.5 for the six months ended June 30, 2023, compared to the prior year period, due to increased cash provided by operating activities, partially offset by increased capital expenditures.
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
Term Loan Facility (2026)
During the six months ended June 30, 2023, the Company made prepayments of $150.0 on its Term Loan Facility.
On May 26, 2023, Camelot U.S. Acquisition LLC, a subsidiary of Clarivate Plc, entered into Amendment No. 5 to our Credit Agreement, dated as of October 31, 2019 to provide for the transition, with respect to the US dollar-denominated term loans thereunder, from a LIBOR based benchmark rate of interest to a Term SOFR based benchmark rate of interest, with certain credit spread adjustments and consequential amendments. The foregoing description of Amendment No. 5 to our Credit Agreement is qualified in its entirety by reference to the full text of the amendment, a copy of which is filed as an exhibit to this Quarterly Report on Form 10-Q.
The Credit Facilities
The Credit Facilities are secured by substantially all of our assets and the assets of all of our U.S. restricted subsidiaries and certain of our non-U.S. subsidiaries, including those that are or may be borrowers or guarantors under the Credit Facilities, subject to customary exceptions. The Credit Agreement governing the Credit Facilities contain customary events of default and restrictive covenants that limit us from, among other things, incurring certain additional indebtedness, issuing preferred stock, making certain restricted payments and investments, certain transfers or sales of assets, entering into certain affiliate transactions or incurring certain liens. These credit facilities limitations are subject to customary baskets, including certain limitations on debt incurrence and issuance of preferred stock, subject to compliance with a consolidated coverage ratio of Consolidated EBITDA (as defined in the credit facilities), to interest and other fixed charges on certain debt (as defined in the Credit Facilities) of 2.00 to 1.00. In addition, the Credit Facilities require us to comply with a springing financial covenant pursuant to which, as of the first quarter 2020, we must not exceed a total first lien net leverage ratio (as defined under the Credit Facilities) of 7.25 to 1.00, to be tested on the last day of any quarter only when more than 35% of the Revolving Credit Facility (excluding (i) non-cash collateralized, issued and undrawn letters of credit in an amount up to $20.0 and (ii) any cash collateralized letters of credit) is utilized at such date. As of June 30, 2023, our consolidated coverage ratio was 4.1 to 1.00 and our consolidated leverage ratio was 4.0 to 1.00. As of the date of this Report, we are in compliance with the covenants in the credit facilities.
The Credit Facilities provide that, upon the occurrence of certain events of default, our obligations thereunder may be accelerated, and the lending commitments terminated. Such events of default include payment defaults to the lenders, material inaccuracies of representations and warranties, covenant defaults, cross-defaults to other material indebtedness (including the Senior Secured Notes due 2026 and 2028 and Senior Notes due 2029), voluntary and involuntary bankruptcy proceedings, material money judgments, loss of perfection over a material portion of collateral, material ERISA/pension plan events, certain change of control events, and other customary events of default, in each case subject to threshold, notice and grace period provisions.

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
The following table presents the average of the quarterly weighted average exchange rates of the currencies that have the most significant impact on our business:

Rate for 1 USD	Three Months Ended June 30,			Six Months Ended June 30,
Currency:	2023	2022	Percentage Change	2023	2022	Percentage Change
GBP	$0.80	$0.80	—%	$0.81	$0.77	5%
EUR	0.92	0.94	(2)%	0.93	0.92	1%
JPY	137.27	129.66	6%	134.80	123.02	10%
Interest Rate Risk
Our interest rate risk arises primarily from our borrowings at floating interest rates. Borrowings under our credit facilities are subject to floating interest rates, plus a SOFR adjustment and a margin. As of June 30, 2023, we had $2,347.4 of floating rate debt outstanding under our Term Loan Facility. For our Term Loan Facility, the interest rate is one-month Term SOFR plus a SOFR adjustment of 0.11% (subject to a floor of 0.00% for $1,028.3 and 1.00% for $1,319.1), or Prime plus a margin of 2.25% per annum, as applicable depending on the borrowing. For borrowings under the revolving credit facility, the base interest rate is at Term SOFR, plus a 0.1% SOFR adjustment, plus 3.25% per annum (or 2.75% per annum, based on first lien leverage ratios) or Prime plus a margin of 2.25% per annum, as applicable depending on the borrowing. The interest rate margins under our credit facilities will decrease upon the achievement of certain first lien net leverage ratios (as the term is used in the Credit Agreement). Of the total debt outstanding under our credit facilities, we hedged $1,215.9 of our principal amount of our floating rate debt using interest rate swaps. As a result, $1,131.5 of our outstanding borrowings effectively bore interest at floating rates. A 0.125 basis point increase or decrease in the applicable base interest rate under our credit facilities would have an impact of $0.3 and $0.7 on our cash interest expense during the three and six months ended June 30, 2023.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of our controls and procedures relative to their costs.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, due to the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective at the reasonable assurance level to ensure that the information required to be disclosed in the reports required to be filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Notwithstanding the material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s condensed consolidated financial statements included in this Quarterly Report are fairly stated in all material respects in accordance with U.S. generally accepted accounting principles for each of the periods presented.
Material Weakness in Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management identified a material weakness as the Company did not design and maintain effective controls related to the preparation and review of the footnote disclosures included in the Company’s consolidated financial statements, including controls related to the completeness and accuracy of the underlying information used in the preparation of the footnote disclosures. The material weakness was determined to have existed as of December 31, 2022 and remains unremediated as of June 30, 2023, and resulted in immaterial misstatements of our footnote disclosures for the three month period ended March 31, 2023 and the year ended December 31, 2022. Additionally, if left unremediatated, this material weakness could result in additional misstatements of the footnote disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

Remediation Plan
Management is actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness identified above. Our remediation plan includes the design and implementation of enhanced controls for the preparation of the footnotes to the financial statements, including control activities specifically related to the verification of the completeness and accuracy of the information used in the preparation of the footnote disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in Clarivate’s internal control over financial reporting during the second quarter 2023 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings
From time to time, we are a party to various lawsuits, claims, and other legal proceedings that arise in the ordinary course of our business. While the outcomes of these matters are uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows. For additional discussion of legal proceedings, see Item 1. Financial Statements and Supplementary Data - Notes to the Condensed Consolidated Financial Statements - Note 17 - Commitments and Contingencies in this Report.

Item 1A. Risk Factors
There have been no material changes to the risk factors associated with the business as previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2022, except as set forth below. The risk factor set forth below updates, and should be read together with, the risk factors disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2022.

We have identified a material weakness in our internal control over financial reporting and if we are not able to remediate the material weakness, or if we identify additional material weaknesses in the future or otherwise fail to design and maintain effective internal control over financial reporting, we may be unable to accurately report our results of operations, meet our reporting obligations or prevent misstatements due to fraud or error.
Management identified a material weakness as the Company did not design and maintain effective controls related to the preparation and review of the footnote disclosures included in the Company’s consolidated financial statements, including controls related to the completeness and accuracy of the underlying information used in the preparation of the footnote disclosures. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. We concluded that due to the material weakness, our disclosure controls and procedures were not effective at the reasonable assurance level to ensure that the information required to be disclosed in the reports required to be filed or submitted under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
The following table sets forth the total number of shares repurchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs for each month during the three months ended June 30, 2023.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under Plans or Programs(2)
April 1, 2023-April 30, 2023	91,069	$9.31	—	$825
May 1, 2023-May 31, 2023	145,483	$8.18	—	$500
June 1, 2023-June 30, 2023	24,614	$9.25	—	$500
Total	261,166		—

(1) Includes shares withheld to satisfy tax withholding obligations on behalf of employees that occur upon vesting and delivery of outstanding shares underlying stock options, restricted stock units and performance share units under the 2019 Incentive Award Plan.

(2) In May 2023, the Company's Board of Directors approved the extension of its share repurchase authorization through December 31, 2024, and reduced the authorization from $1,000.0 to $500.0. To enable the buybacks under the Board's authorization, the Company obtained shareholder approval on July 27, 2023 to permit it to conduct open-market purchases of up to 100.0 million of its ordinary shares from time to time as approved by the Board of Directors at a minimum purchase price of $1 per share and maximum purchase price of $35 per share. As of June 30, 2023, the Company had $500.0 of availability remaining under the Board's authorization.

Item 5. Other Information
During the quarter ended June 30, 2023, no director or officer (as defined in Rule 16a-1 under the Exchange Act) of the Company adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).
As noted in Item 4. Controls and Procedures above, the Company determined that it did not design and maintain effective disclosure controls and procedures due to a material weakness in internal control over financial reporting related to the preparation and review of the footnote disclosures included in the consolidated financial statements, including controls related to the completeness and accuracy of the underlying information used in the preparation of the footnote disclosures. Based upon the foregoing, management and the Audit Committee of the Board of Directors concluded on August 5, 2023, that this control deficiency constitutes a material weakness that existed as of December 31, 2022 and March 31, 2023 and remains unremediated as of June 30, 2023. As of the date of this filing, the Company has determined that this control deficiency has no material impact on the Company’s consolidated financial statements.
As a result, Management’s Report on Internal Control Over Financial Reporting included in Item 9A. Controls and Procedures of the Form 10-K for the fiscal year ended December 31, 2022 should no longer be relied upon. The Company expects to file an amendment to its Annual Report on Form 10-K (the “Form 10-K/A") for the fiscal year ended December 31, 2022 to include disclosures concerning this material weakness. In addition, the Form 10-K/A will include an amended report of our independent registered public accounting firm to reflect an adverse opinion related to the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. The Form 10-K/A will not contain any revision to the Company’s previously issued consolidated financial statements.

Item 6. Exhibits and Financial Statement Schedules
EXHIBIT INDEX

10.1*	Amendment dated as of May 26, 2023 to the Credit Agreement dated as of October 31, 2019
31*	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following information from our Form 10-Q for the quarterly period ended June 30, 2023, formatted in Inline eXtensible Business Reporting Language: (i) Condensed Consolidated Statements of Comprehensive Income (unaudited), (ii) Condensed Consolidated Balance Sheets (unaudited), (iii) Condensed Statements of Operations, (iv) Condensed Consolidated Statements of Changes in Equity (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) the Notes to the Condensed Consolidated Financial Statements (unaudited).

104*	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL
*    Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of London, United Kingdom on August 7, 2023.

CLARIVATE PLC
By:	/s/ Jonathan M. Collins
Name: Jonathan M. Collins
Title: Executive Vice President & Chief Financial Officer