Form 10-K/A
period 2022-12-31
CLARIVATE Plc
filed 2023-10-12
CIK 1764046

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

EXPLANATORY NOTE
Clarivate Plc (the “Company,” “we,” “our” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Form 10-K”), originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 1, 2023. As a result of a material weakness in internal control over financial reporting that existed as of December 31, 2022 that was not identified until the Company was preparing its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, the Company is filing this Amendment to (i) revise the disclosure in Part II, Item 9A. Controls and Procedures in the Form 10-K to reflect management’s conclusion that our disclosure controls and procedures and internal control over financial reporting was not effective as of December 31, 2022 due to a material weakness identified subsequent to the filing of our Form 10-K and (ii) reissue the related “Report of Independent Registered Public Accounting Firm” of PricewaterhouseCoopers LLP regarding the effectiveness of our internal control over financial reporting included in the Form 10-K in Part II, Item 8 Financial Statements and Supplementary Data. In addition, the Company is revising Part I, Item 1A. Risk Factors to add a risk factor regarding this material weakness in internal control over financial reporting. The material weakness did not result in any change to the Company’s consolidated financial statements as set forth in the original filing.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is including with this Amendment currently dated certifications as Exhibits 31 and 32. We are also filing an updated Consent of Independent Registered Public Accounting Firm. Accordingly, Part IV, Item 15, “Exhibits and Financial Statement Schedules” is amended to include the currently dated certifications and consent as exhibits.

Except as described in this Explanatory Note, this Amendment does not reflect events occurring after the date of the filing of the Form 10-K, nor does it amend, modify or otherwise update any other information in the Form 10-K. Among other things, forward-looking statements made in the Form 10-K have not been revised to reflect events that occurred or facts that became known to us after filing of the Form 10-K, and any such forward-looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with the Form 10-K and with the Company’s filings with the SEC subsequent to the filing of the Form 10-K.

Notwithstanding the material weakness described in Part II, Item 9A. Controls and Procedures, the Company believes that our consolidated financial statements in the Form 10-K, filed on March 1, 2023, fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with U.S. generally accepted accounting principles.

PART I

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

We have identified a material weakness in our internal control over financial reporting, and if we are not able to remediate the material weakness, or if we identify additional material weaknesses in the future or otherwise fail to design and maintain effective internal control over financial reporting, we may be unable to accurately report our results of operations, meet our reporting obligations or prevent misstatements due to fraud or error.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended, our management is required to report on, and our independent registered public accounting firm is required to attest to, the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Annually, we perform activities that include reviewing, documenting and testing our internal control over financial reporting. In addition, if we fail to maintain the adequacy of our internal control over financial reporting, we will not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to achieve and maintain an effective internal control environment, we could suffer misstatements in our financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could result in significant expenses to remediate any internal control deficiencies and lead to a decline in our stock price.

Subsequent to the original filing, the Company has reevaluated the effectiveness of the Company’s internal control over financial reporting and identified a material weakness in the Company’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. For further discussion of the material weakness, see Item 9A, Controls and Procedures.

We may not be successful in promptly remediating the material weakness identified by management, or be able to identify and remediate additional control deficiencies, including material weaknesses, in the future. If not remediated, our failure to establish and maintain effective internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.

PART II

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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date as the Company did not design and maintain effective controls related to the preparation and review of the footnote disclosures included in the Company’s consolidated financial statements, including controls related to the completeness and accuracy of the underlying information used in the preparation of the footnote disclosures.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Restatement of Management’s Conclusion Regarding Internal Control over Financial Reporting

Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2022. However, management has subsequently determined that a material weakness in internal control over financial reporting as the Company did not design and maintain effective controls related to the preparation and review of the footnote disclosures included in the Company’s consolidated financial statements, including controls related to the completeness and accuracy of the underlying information used in the preparation of the footnote disclosures, existed as of that date. Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for credit losses in 2020.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Goodwill Impairment Assessments for Certain Reporting Units

As described in Notes 3, 8 and 10 to the consolidated financial statements, the Company’s consolidated goodwill balance was $2,876.5 million as of December 31, 2022. Management evaluates its goodwill for impairment at the reporting unit level, defined as an operating segment or one level below an operating segment, annually as of October 1 or more frequently if impairment indicators arise. A quantitative impairment assessment was performed as of September 30, 2022 over the Company’s reporting units due to possible impairment indicators, and this coincided with the Company’s change in organizational structure. This included quantitative assessments over the ProQuest reporting unit post-realignment and the former IP Management and Patent reporting units under the legacy structure. In determining the fair value of a reporting unit, management estimates the fair value using a discounted cash flow model under the income approach. The discounted cash flow model determines the fair value of a reporting unit based on the present value of estimated future cash flows, which include significant judgments related to projected revenue growth rates, operating margins, tax rates, terminal values and discount rates, among others. Based on the quantitative analysis performed in the third quarter of 2022, the Company recorded a goodwill impairment charge of $4,407.9 million as follows: (i) $1,745.8 million related to the ProQuest reporting unit within the A&G segment; (ii) $2,569.1 million related to the former IP Management reporting unit within the IP segment; and (iii) $93.0 million related to the former Patent reporting unit within the IP segment.

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

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 1, 2023, except with respect to our opinion on internal control over financial reporting insofar as it relates to the effects of the matter discussed in the penultimate paragraph of Management’s Report on Internal Control Over Financial Reporting, as to which the date is October 12, 2023

We have served as the Company’s auditor since 2016.

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

Note 23: Subsequent Events
Management has evaluated the impact of events that have occurred subsequent to December 31, 2022 through the date of the initial filing. Based on this evaluation, other than disclosed within these Consolidated Financial Statements and related notes, the Company has determined no other events were required to be recognized or disclosed.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2022. Based on the evaluation at that time, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2022. Subsequently, our CEO and CFO concluded that, as of December 31, 2022, due to the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed in the reports required to be filed or submitted under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Notwithstanding the material weakness, our CEO and CFO have concluded that our consolidated financial statements included in this Annual Report are fairly stated in all material respects in accordance with U.S. generally accepted accounting principles for each of the periods presented.
Management’s Report on Internal Control Over Financial Reporting (as restated)
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Clarivate's management assessed the effectiveness of Clarivate's internal control over financial reporting as of December 31, 2022, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in

Internal Control — Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company did not design and maintain effective controls related to the preparation and review of the footnote disclosures included in the Company’s consolidated financial statements, including controls related to the completeness and accuracy of the underlying information used in the preparation of the footnote disclosures. The control deficiency resulted in immaterial misstatements of our footnote disclosures for the year ended December 31, 2022. Additionally, if left unremediated, this control deficiency could result in additional misstatements of the footnote disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Therefore, management has concluded that this control deficiency constitutes a material weakness.
In Management’s Report on Internal Control Over Financial Reporting included in the original filing, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2022. Subsequent to that evaluation, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2022 due to a material weakness described above. Accordingly, management has restated its report on internal control over financial reporting.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under "Item 8. Financial Statements and Supplementary Data" of this Amended 2022 Annual Report.
Remediation Plan
Management is actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness identified above. Our remediation plan includes the design and implementation of enhanced controls for the preparation of the notes to the financial statements, including control activities specifically related to the verification of the completeness and accuracy of the information used in the preparation of the disclosures.
Remediation of Prior Material Weaknesses
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

4.14	Tax Benefits Preservation Plan dated as of December 22, 2022 (incorporated by reference to Exhibit 4.1 to Clarivate’s Form 8-K filed December 22, 2022)
4.15	First Amendment dated as of January 6, 2023, to the Tax Benefits Preservation Plan dated as of December 22, 2022
10.1	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to Clarivate’s Registration Statement on Form F-4, filed on April 15, 2019)
10.2	Investor Rights Agreement dated as of October 1, 2020 (incorporated by reference to Exhibit 10.1 to Clarivate's Form 8-K filed October 1, 2020)

10.3	Registration Rights Agreement dated as of October 1, 2020 (incorporated by reference to Exhibit 10.2 to Clarivate's Form 8-K filed October 1, 2020)
10.4	Amendment No. 1 to the Registration Rights Agreement dated as of December 1, 2021 (incorporated by reference to Exhibit 10.1 to Clarivate’s Form 8-K, filed December 1, 2021)
10.5	Director Acknowledgement Letter (Stead) (incorporated by reference to Exhibit 10.12 to Clarivate’s Registration Statement on Form F-4, filed on February 27, 2019)
10.6	Director Acknowledgement Letter (von Blucher) (incorporated by reference to Exhibit 10.13 to Clarivate’s Registration Statement on Form F-4, filed on February 27, 2019)
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

10.15+	Clarivate Analytics Plc 2019 Incentive Award Plan - Form of Amendment to the 2021 Performance Share Unit Agreement
10.16+	Clarivate Analytics Plc 2019 Incentive Award Plan - Form of Amendment to the 2022 Performance Share Unit Agreement
10.17+
Agreement by and between Clarivate Analytics (UK) Ltd and Mukhtar Ahmed, dated January 7, 2022 (incorporated by reference to Exhibit 10.3 to Clarivate's Quarterly Report on Form 10-Q, filed on May 9, 2022)

10.18+	Offer Letter, dated March 7, 2022, by and between Clarivate Plc and Michael Easton (incorporated by reference to Exhibit 10.2 to Clarivate's Quarterly Report on Form 10-Q, filed on May 9, 2022)
10.19+	Service Agreement, dated May 25, 2022, by and between CPA Limited and Gordon Samson (incorporated by reference to Exhibit 10.1 to Clarivate's Quarterly Report on Form 10-Q, filed on August 9, 2022)
10.20+	Offer Letter, dated July 7, 2022, by and between Clarivate Plc and Jonathan Gear (incorporated by reference to Exhibit 10.1 to Clarivate's Quarterly Report on Form 10-Q, filed on August 9, 2022)
10.21+	Agreement terminating Director Nomination Agreement (incorporated by reference to Exhibit 10.1 to Clarivate's Form 8-K/A filed September 1, 2022)
10.22+	Chairman Emeritus Agreement (incorporated by reference to Exhibit 10.2 to Clarivate's Form 8-K/A filed September 1, 2022)
21.1	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP
24.1	Powers of Attorney
31*	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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
+     Compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of London, United Kingdom on October 12, 2023.

CLARIVATE PLC
By:	/s/ Jonathan Gear
Name: Jonathan Gear
Title: Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on October 12, 2023, on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Jonathan Gear	Chief Executive Officer and Director
Jonathan Gear	(Principal Executive Officer)
*	Executive Vice President and Chief Financial Officer
Jonathan M. Collins	(Principal Financial Officer)
*	Senior Vice President and Chief Accounting Officer
Michael Easton	(Principal Accounting Officer)
*	Chairman of the Board of the Directors
Andrew M. Snyder
*	Director
Valeria Alberola
*	Director
Michael J. Angelakis
*	Director
Usama N Cortas
*	Director
Adam T. Levyn
*	Director
Anthony Munk
*	Director
Jane Okun Bomba
*	Director
Richard W. Roedel
*	Director
Dr. Wendell E. Pritchett

*By:	/s/ Jonathan Gear
Name: Jonathan Gear
Title: Attorney-in-Fact