Form 10-Q
period 2023-09-30
CLARIVATE Plc
filed 2023-11-07
CIK 1764046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes ☐    No ☒
The number of ordinary shares of the Company outstanding as of October 27, 2023, was 663,922,882.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions, or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements,” within the meaning of the "safe harbor provisions" of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may,” “will,” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this quarterly report and include statements regarding our intentions, beliefs, or current expectations concerning, among other things, anticipated cost savings, results of operations, financial condition, liquidity, prospects, growth, strategies, and the markets in which we operate. Such forward-looking statements are based on available current market material and management’s expectations, beliefs, and forecasts concerning future events impacting us. Factors that may impact such forward-looking statements include:
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
Website and Social Media Disclosure
We use our website (www.clarivate.com) and corporate social media accounts on X, formerly known as Twitter, and LinkedIn (@Clarivate) as routine channels of distribution of company information, including news releases, analyst presentations, and supplemental financial information, as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD promulgated by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, investors should monitor our website and our corporate X, formerly known as Twitter, and LinkedIn accounts in addition to following press releases, SEC filings, and public conference calls and webcasts. Additionally, we provide notifications of news or announcements as part of our investor relations website. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts.
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

PART I. Financial Information

Item 1. Financial Statements and Supplementary Data

CLARIVATE PLC
Condensed Consolidated Balance Sheets (Unaudited)
(In millions)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$398.9	$348.8
Restricted cash	8.3	8.0
Accounts receivable, net	766.9	872.1
Prepaid expenses	100.0	89.4
Other current assets	75.1	76.9
Assets held for sale	25.5	—
Total current assets	1,374.7	1,395.2
Property and equipment, net	49.7	54.5
Other intangible assets, net	8,955.3	9,437.7
Goodwill	2,865.2	2,876.5
Other non-current assets	89.8	97.9
Deferred income taxes	26.4	24.2
Operating lease right-of-use assets	56.9	58.9
Total Assets	$13,418.0	$13,944.9

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$99.2	$101.4
Accrued compensation	102.5	132.1
Accrued expenses and other current liabilities	346.7	352.1
Current portion of deferred revenues	889.2	947.5
Current portion of operating lease liability	23.5	25.7
Current portion of long-term debt	1.1	1.0
Liabilities held for sale	6.4	—
Total current liabilities	1,468.6	1,559.8
Long-term debt	4,866.4	5,005.0
Non-current portion of deferred revenues	36.5	38.5
Other non-current liabilities	41.3	140.1
Deferred income taxes	255.6	316.1
Operating lease liabilities	67.5	72.9
Total liabilities	6,735.9	7,132.4
Commitments and contingencies (Note 17)

Shareholders’ equity:
Preferred Shares, no par value; 14.4 shares authorized; 5.25% Mandatory Convertible Preferred Shares, Series A, 14.4 shares issued and outstanding as of both September 30, 2023 and December 31, 2022	1,392.6	1,392.6
Ordinary Shares, no par value; unlimited shares authorized; 663.9 and 674.4 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	11,729.8	11,744.7
Accumulated other comprehensive loss	(657.8)	(665.9)
Accumulated deficit	(5,782.5)	(5,658.9)
Total shareholders’ equity	6,682.1	6,812.5
Total Liabilities and Shareholders’ Equity	$13,418.0	$13,944.9
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,
	2023	2022
Revenues, net	$647.2	$635.7
Operating expenses:
Cost of revenues	220.6	223.7
Selling, general and administrative costs	171.9	169.5
Depreciation and amortization	176.8	169.7
Restructuring and lease impairments	3.7	26.0
Goodwill and intangible asset impairments	—	4,448.6
Other operating income, net	(13.0)	(26.6)
Total operating expenses	560.0	5,010.9
Income (loss) from operations	87.2	(4,375.2)
Mark to market gain on financial instruments	(12.6)	(53.3)
Interest expense and amortization of debt discount, net	71.9	71.5
Income (loss) before income taxes	27.9	(4,393.4)
Provision for income taxes	15.6	22.1
Net income (loss)	12.3	(4,415.5)
Dividends on preferred shares	18.9	18.9
Net loss attributable to ordinary shares	$(6.6)	$(4,434.4)

Per share:
Basic	$(0.01)	$(6.58)
Diluted	$(0.01)	$(6.64)

Weighted average shares used to compute earnings per share:
Basic	670.9	673.6
Diluted	670.9	675.2
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	Nine Months Ended September 30,
	2023	2022
Revenues, net	$1,945.1	$1,984.5
Operating expenses:
Cost of revenues	674.8	717.0
Selling, general and administrative costs	559.3	549.3
Depreciation and amortization	527.5	521.7
Restructuring and lease impairments	25.3	56.9
Goodwill and intangible asset impairments	135.2	4,448.6
Other operating income, net	(30.5)	(64.9)
Total operating expenses	1,891.6	6,228.6
Income (loss) from operations	53.5	(4,244.1)
Mark to market gain on financial instruments	(14.4)	(202.7)
Interest expense and amortization of debt discount, net	218.5	193.3
Loss before income taxes	(150.6)	(4,234.7)
(Benefit) provision for income taxes	(83.3)	48.9
Net loss	(67.3)	(4,283.6)
Dividends on preferred shares	56.3	56.3
Net loss attributable to ordinary shares	$(123.6)	$(4,339.9)

Per share:
Basic	$(0.18)	$(6.41)
Diluted	$(0.18)	$(6.66)

Weighted average shares used to compute earnings per share:
Basic	673.9	676.7
Diluted	673.9	680.6
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In millions)

	Three Months Ended September 30,
	2023	2022
Net income (loss)	$12.3	$(4,415.5)
Other comprehensive loss, net of tax:
Interest rate swaps	(0.4)	34.9
Defined benefit pension plans	(0.1)	—
Foreign currency translation adjustment	(169.7)	(585.4)
Total other comprehensive loss, net of tax	(170.2)	(550.5)
Comprehensive loss	$(157.9)	$(4,966.0)

	Nine Months Ended September 30,
	2023	2022
Net loss	$(67.3)	$(4,283.6)
Other comprehensive income (loss), net of tax:
Interest rate swaps	(5.5)	50.6
Defined benefit pension plans	(0.1)	0.1
Foreign currency translation adjustment	13.7	(1,447.1)
Total other comprehensive income (loss), net of tax	8.1	(1,396.4)
Comprehensive loss	$(59.2)	$(5,680.0)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(In millions)

	Ordinary Shares		Preferred Shares		Treasury Shares		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	674.4	$11,744.7	14.4	$1,392.6	—	$—	$(665.9)	$(5,658.9)	$6,812.5
Vesting of restricted stock units	1.8	—	—	—	—	—	—	—	—
Share-based award activity	(0.6)	33.7	—	—	—	—	—	—	33.7
Dividends to preferred shareholders	—	—	—	—	—	—	—	(18.8)	(18.8)
Net income	—	—	—	—	—	—	—	43.5	43.5
Other comprehensive income	—	—	—	—	—	—	88.4	—	88.4
Balance at March 31, 2023	675.6	$11,778.4	14.4	$1,392.6	—	$—	$(577.5)	$(5,634.2)	$6,959.3
Vesting of restricted stock units	0.8	—	—	—	—	—	—	—	—
Share-based award activity	(0.3)	30.8	—	—	—	—	—	—	30.8
Dividends to preferred shareholders	—	—	—	—	—	—	—	(18.6)	(18.6)
Net loss	—	—	—	—	—	—	—	(123.1)	(123.1)
Other comprehensive income	—	—	—	—	—	—	89.9	—	89.9
Balance at June 30, 2023	676.1	$11,809.2	14.4	$1,392.6	—	$—	$(487.6)	$(5,775.9)	$6,938.3
Vesting of restricted stock units	2.4	—	—	—	—	—	—	—	—
Share-based award activity	(0.8)	20.6	—	—	—	—	—	—	20.6
Repurchases of ordinary shares	(13.8)	—	—	—	13.8	(100.0)	—	—	(100.0)
Retirement of treasury shares	—	(100.0)	—	—	(13.8)	100.0	—	—	—
Dividends to preferred shareholders	—	—	—	—	—	—	—	(18.9)	(18.9)
Net income	—	—	—	—	—	—	—	12.3	12.3
Other comprehensive loss	—	—	—	—	—	—	(170.2)	—	(170.2)
Balance at September 30, 2023	663.9	$11,729.8	14.4	$1,392.6	—	$—	$(657.8)	$(5,782.5)	$6,682.1

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(In millions)

	Ordinary Shares		Preferred Shares		Treasury Shares		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	683.1	$11,827.9	14.4	$1,392.6	0.5	$(16.9)	$326.7	$(1,604.4)	$11,925.9
Reclassification of EBT Shares	(0.5)	—	—	—	—	—	—	—	—
Exercise of stock options	0.2	0.4	—	—	—	—	—	—	0.4
Vesting of restricted stock units	0.7	—	—	—	—	—	—	—	—
Share-based award activity	(0.4)	21.5	—	—	—	—	—	—	21.5
Repurchases of ordinary shares	(4.1)	—	—		4.1	(66.4)	—	—	(66.4)
Retirement of treasury shares	—	(34.8)	—	—	(2.1)	33.3	—	1.5	—
Sale of treasury shares	—	—	—	—	—	1.3	—	(0.7)	0.6
Dividends to preferred shareholders	—	—	—	—	—	—	—	(18.7)	(18.7)
Net income	—	—	—	—	—	—	—	69.5	69.5
Other comprehensive loss	—	—	—	—	—	—	(223.2)	—	(223.2)
Balance at March 31, 2022	679.0	$11,815.0	14.4	$1,392.6	2.5	$(48.7)	$103.5	$(1,552.8)	$11,709.6
Exercise of stock options	—	0.1	—	—	—	—	—	—	0.1
Vesting of restricted stock units	1.3	—	—	—	—	—	—	—	—
Share-based award activity	(0.4)	18.3	—	—	—	—	—	—	18.3
Repurchases of ordinary shares	(6.6)	—	—	—	6.6	(108.6)	—	—	(108.6)
Retirement of treasury shares	—	(132.5)	—	—	(8.6)	141.7	—	(9.2)	—
Sale of treasury shares	—	—	—	—	—	—	—	0.3	0.3
Dividends to preferred shareholders	—	—	—	—	—	—	—	(18.7)	(18.7)
Net income	—	—	—	—	—	—	—	62.4	62.4
Other comprehensive loss	—	—	—	—	—	—	(622.7)	—	(622.7)
Balance at June 30, 2022	673.3	$11,700.9	14.4	$1,392.6	0.5	$(15.6)	$(519.2)	$(1,518.0)	$11,040.7

CLARIVATE PLC
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(In millions)

	Ordinary Shares		Preferred Shares		Treasury Shares		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2022	673.3	$11,700.9	14.4	$1,392.6	0.5	$(15.6)	$(519.2)	$(1,518.0)	$11,040.7
Exercise of stock options	0.1	0.3	—	—	—	—	—	—	0.3
Vesting of restricted stock units	0.5	—	—	—	—	—	—	—	—
Share-based award activity	(0.2)	17.2	—	—	—	—	—	—	17.2
Sale of treasury shares	0.1	—	—	—	(0.1)	4.3	—	(3.0)	1.3
Dividends to preferred shareholders	—	—	—	—	—	—	—	(18.9)	(18.9)
Net loss	—	—	—	—	—	—	—	(4,415.5)	(4,415.5)
Other comprehensive loss	—	—	—	—	—	—	(550.5)	—	(550.5)
Balance at September 30, 2022	673.8	$11,718.4	14.4	$1,392.6	0.4	$(11.3)	$(1,069.7)	$(5,955.4)	$6,074.6
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(67.3)	$(4,283.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	527.5	521.7
Share-based compensation	97.1	66.5
Restructuring and impairments, including goodwill	138.9	4,469.9
Mark to market gain on financial instruments	(14.4)	(202.7)
Amortization of debt issuance costs	12.9	11.4
Gain on legal settlement	(49.4)	—
Deferred income taxes	(51.3)	(3.3)
Other operating activities	16.8	(48.9)
Changes in operating assets and liabilities:
Accounts receivable	110.3	76.9
Prepaid expenses	(10.6)	(29.4)
Other assets	19.5	(57.5)
Accounts payable	(2.4)	(15.8)
Accrued expenses and other current liabilities	(33.8)	(54.0)
Deferred revenues	(56.9)	(68.2)
Operating leases, net	(6.2)	(5.2)
Other liabilities	(77.4)	(5.4)
Net cash provided by operating activities	$553.3	$372.4

Cash Flows From Investing Activities
Capital expenditures	(178.6)	(156.5)
Payments for acquisitions and cost method investments, net of cash acquired	(2.3)	(14.3)
Proceeds from divestitures, net of cash and restricted cash	10.5	—
Net cash used in investing activities	$(170.4)	$(170.8)

Cash Flows From Financing Activities
Principal payments on term loan	(150.0)	(21.5)
Payment of debt issuance costs and discounts	0.1	(2.1)
Proceeds from issuance of treasury shares	—	2.2
Repurchases of ordinary shares	(100.0)	(175.0)
Cash dividends on preferred shares	(56.7)	(56.6)
Proceeds from stock options exercised	—	0.8
Payments related to finance lease	(0.8)	(1.5)
Payments related to tax withholding for stock-based compensation	(14.8)	(13.8)
Net cash used in financing activities	$(322.2)	$(267.5)
Effects of exchange rates	(10.3)	(64.5)

Net increase in cash and cash equivalents	50.1	17.7
Net increase (decrease) in restricted cash	0.3	(148.1)
Net increase (decrease) in cash and cash equivalents, and restricted cash	$50.4	$(130.4)

Beginning of period:
Cash and cash equivalents	348.8	430.9
Restricted cash	8.0	156.7

CLARIVATE PLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2023	2022
Total cash and cash equivalents, and restricted cash, beginning of period	$356.8	$587.6

End of period:
Cash and cash equivalents	398.9	448.6
Restricted cash	8.3	8.6
Total cash and cash equivalents, and restricted cash, end of period	$407.2	$457.2

Supplemental Cash Flow Information:
Cash paid for interest	$176.8	$152.2
Cash paid for income tax	$29.1	$44.2
Capital expenditures included in accounts payable	$15.2	$4.8

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, per share data, ratios or as noted)

Note 1: Background and Nature of Operations
Clarivate Plc (“Clarivate,” “us,” “we,” “our,” or the “Company”) is a public limited company organized under the laws of Jersey, Channel Islands, pursuant to the definitive agreement entered into on May 13, 2019 to effect a merger between Camelot Holdings (Jersey) Limited ("Jersey") and Churchill Capital Corp, a Delaware corporation ("Churchill") (the “2019 Transaction”).
The Company is a provider of proprietary and comprehensive information, analytics, professional services and workflow solutions that enable users across government and academic institutions, life science and healthcare companies, corporations and law firms to power the entire innovation lifecycle, from cultivating curiosity to protecting the world's critical intellectual property assets. Clarivate has three reportable segments: Academia & Government ("A&G"), Intellectual Property ("IP"), and Life Sciences & Healthcare ("LS&H"). Our segment structure is organized based on the products we offer and the markets they serve. See Note 16 - Segment Information for additional information on the Company's reportable segments.

Note 2: Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our Annual Report on Form 10-K/A for the year ended December 31, 2022. Results from interim periods should not be considered indicative of results for the full year. In the opinion of management, these Condensed Consolidated Financial Statements reflect all adjustments necessary for a fair statement of financial position, results of operations, and cash flows for the periods presented, and such adjustments are of a normal, recurring nature. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.
The unaudited Condensed Consolidated Financial Statements of the Company include the accounts of all of its subsidiaries. Subsidiaries are entities over which the Company has control, where control is defined as the power to govern financial and operating policies. Generally, the Company has a shareholding of more than 50% of the voting rights in its subsidiaries. The effect of potential voting rights that are currently exercisable is considered when assessing whether control exists. Subsidiaries are fully consolidated from the date control is transferred to the Company, and are de-consolidated from the date control ceases. Intercompany accounts and transactions have been eliminated in consolidation.

Note 3: Summary of Significant Accounting Policies
Our significant accounting policies are those that we believe are important to the portrayal of our financial condition and results of operations, as well as those that involve significant judgments or estimates about matters that are inherently uncertain. There have been no material changes to the significant accounting policies discussed in Item 8. Financial Statements and Supplementary Data – Notes to the Consolidated Financial Statements – Note 3 of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2022, which was filed with the SEC on October 12, 2023.
Newly Adopted Accounting Standards
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform between March 12, 2020 and December 31, 2022. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which provides additional optional guidance on the transition from LIBOR to include derivative instruments that use an interest rate for margining, discounting or contract price alignment. The standard will ease, if warranted, the requirements for accounting for the future effects of the rate reform. Additionally, in December 2022, the FASB issued ASU 2022-06, Reference Rate Reform: Deferral of the Sunset Date of Topic 848, which deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024 to align with the amended cessation date of LIBOR. In 2020, the Company adopted ASU 2020-04, and, upon meeting the specified criteria in the guidance, elected the optional expedients for its interest rate swaps and debt agreements with reference to LIBOR. Accordingly, the Company has continued to account for its interest rate swaps in accordance with hedge accounting and has

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, per share data, ratios or as noted)
not applied modification accounting to its debt agreements. ASU 2021-01 and ASU 2022-06 did not have an effect on how the Company accounts for its interest rate swaps and debt agreements due to our election and application of the optional expedients discussed above in connection with ASU 2020-04.
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
Recently Issued Accounting Standards
There were no other new accounting standards or updates issued or effective as of September 30, 2023, that have, or are expected to have, a material impact on the Company's Condensed Consolidated Financial Statements.

Note 4: Assets Held for Sale and Divested Operations
During the second quarter 2023, the Company entered into a commercial agreement to sell a small product group within its IP segment for approximately $34 payable over ten years. The divestiture enables improved focus on our core IP business assets and empowers product development and innovation teams to build upon our market-leading IP intelligence, IP lifecycle management and IP services solutions. The transaction, which is expected to close during the fourth quarter of 2023, does not represent a strategic shift, nor is it expected to have a material impact on the Company’s operations or financial results. Accordingly, the divestiture met the held-for-sale criteria but did not qualify as a discontinued operation as of September 30, 2023 and June 30, 2023.
As of June 30, 2023, prior to the held-for-sale determination and accompanying impairment testing, the carrying amount of the expected assets to be disposed of consisted almost entirely of purchase-related identifiable customer relationship intangible assets of approximately $158. These intangible assets were reduced to estimated fair value of $26.1 based on the estimated present value of the consideration to be paid over ten years. The related impairment charge of $132.2 is included in Goodwill and intangible asset impairments in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2023. As of September 30, 2023, the carrying amount of the intangible assets and the remaining deferred tax liabilities associated with those intangibles included in the disposal group were $25.5 and $6.4, respectively, and were reclassified to Assets held-for-sale and Liabilities held-for-sale on the Condensed Consolidated Balance Sheet.
On October 31, 2022, the Company completed the sale of the MarkMonitor Domain Management business (IP segment) to Newfold Digital, a leading web presence solutions provider. During the second quarter 2023, the Company received the $10.5 of deferred closing consideration included in the aggregate sale price.

Note 5: Property and Equipment, Net
Property and equipment, net consisted of the following:

	September 30,	December 31,
	2023	2022
Computer hardware	$51.4	$45.1
Leasehold improvements	15.8	16.1
Furniture, fixtures and equipment	43.3	39.0
Capital office leases - finance lease asset	8.0	8.0
Other	2.2	2.1
Total property and equipment, gross	$120.7	$110.3
Accumulated depreciation	(71.0)	(55.8)
Total property and equipment, net	$49.7	$54.5

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, per share data, ratios or as noted)
Depreciation expense was $5.9 and $8.6 for the three months ended September 30, 2023 and 2022, respectively, and $17.2 and $29.0 for the nine months ended September 30, 2023 and 2022, respectively.

Note 6: Other Intangible Assets, net and Goodwill
Other Intangible Assets, net
The following tables summarize the gross carrying amounts and accumulated amortization of the Company’s identifiable intangible assets by major class:

	September 30, 2023			December 31, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Finite-lived intangible assets:
Customer relationships	$7,644.7	$(1,062.8)	$6,581.9	$7,809.0	$(821.5)	$6,987.5
Databases and content	2,762.4	(946.4)	1,816.0	2,681.0	(780.5)	1,900.5
Computer software	849.2	(488.2)	361.0	765.1	(422.2)	342.9
Other	88.4	(48.9)	39.5	88.8	(38.9)	49.9
Finite-lived intangible assets	$11,344.7	$(2,546.3)	$8,798.4	$11,343.9	$(2,063.1)	$9,280.8
Indefinite-lived intangible assets:
Trade names	156.9	—	156.9	156.9	—	156.9
Total intangible assets	$11,501.6	$(2,546.3)	$8,955.3	$11,500.8	$(2,063.1)	$9,437.7
Intangible amortization expense was $170.9 and $161.1 for the three months ended September 30, 2023, and 2022, respectively, and $510.3 and $492.7 for the nine months ended September 30, 2023, and 2022, respectively.
Goodwill
The change in the carrying amount of goodwill by segment is shown below:

	A&G Segment	IP Segment	LS&H Segment	Consolidated Total
Balance as of December 31, 2022	$1,109.8	$590.3	$1,176.4	$2,876.5
Goodwill impairment(1)	—	(3.0)	—	(3.0)
Impact of foreign currency fluctuations	(0.3)	(8.0)	—	(8.3)
Balance as of September 30, 2023	$1,109.5	$579.3	$1,176.4	$2,865.2
(1) Recorded in connection with the assets held-for-sale and their allocated portion of the IP segment reporting unit's goodwill balance. The impairment charge is included in Goodwill and intangible asset impairments in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2023. Refer to Note 4 - Assets Held for Sale and Divested Operations for additional information.

Note 7: Derivative Instruments
The Company has interest rate swap arrangements with counterparties to reduce its exposure to variability in cash flows relating to interest payments on its outstanding SOFR-based Term Loan arrangements (see Note 3 - Summary of Significant Accounting Policies for additional information). Our interest rate swap arrangements are subject to hedge accounting, by designating the interest rate swaps as hedges on applicable future monthly interest payments. The following table provides a summary of the Company's interest rate swap arrangements by maturity date as of September 30, 2023:

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, per share data, ratios or as noted)

Notional Value	Effective Date	Maturity Date	Fixed Rate
$100.0	March 31, 2021	March 31, 2024	0.401%
$100.0	October 31, 2022	March 31, 2024	0.421%
$150.0	October 31, 2022	March 31, 2024	0.445%
$382.6	August 4, 2022	October 31, 2026	2.809%
$382.6	August 5, 2022	October 31, 2026	3.010%
Changes in fair value are recorded in Accumulated other comprehensive income (loss) ("AOCL") in the Condensed Consolidated Balance Sheets with a related offset in derivative asset or liability, and the amounts reclassified out of AOCL are recorded within Interest expense and amortization of debt discount, net in the Condensed Consolidated Statements of Operations.
For additional information on our interest rate risk, see Item 3. Quantitative and Qualitative Disclosures about Market Risk, and see Note 9 - Debt for additional information on our outstanding Term Loan.
Cross Currency Swaps
In July 2023, the Company entered into a cross-currency swap that matures in 2026 to mitigate foreign currency exposure related to the Company’s net investment in various euro-functional-currency consolidated subsidiaries. This swap is designated and qualifies as a net investment hedge. The Company has elected to assess the effectiveness of this net investment hedge based on changes in spot rates and is amortizing the portion of the net investment hedge that was excluded from the assessment of effectiveness over the life of the swap within Interest expense and amortization of debt discount, net in the Condensed Consolidated Statements of Operations. The notional amount of the cross-currency swap associated with euro-denominated subsidiary net investments was €100.0 as of September 30, 2023.
Changes in fair value are recorded in AOCL (as a foreign currency translation adjustment) in the Condensed Consolidated Balance Sheets, with a related offset in derivative asset or liability. Any gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold or substantially liquidated.
Foreign Currency Forwards
The Company periodically enters into foreign currency forward contracts, which generally do not exceed 180 days in duration, to help manage the Company’s exposure to foreign exchange rate risks. The contracts are not designated as accounting hedges under the applicable sections of ASC 815, Derivatives and Hedging.
The Company accounts for these foreign currency forwards at fair value and recognizes the associated realized and unrealized gains and losses in Other operating income, net in the Condensed Consolidated Statements of Operations. The Company recognized a loss from the mark to market adjustment of $4.0 and $3.7, for the three months ended September 30, 2023 and 2022, respectively, and $3.7 and $9.4 for the nine months ended September 30, 2023 and 2022, respectively. The principal amount of outstanding foreign currency contracts was $140.8 and $165.1 as of September 30, 2023 and December 31, 2022, respectively.
The following table provides information on the location and fair value amounts of our derivative instruments as of September 30, 2023 and December 31, 2022:

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, per share data, ratios or as noted)

		September 30,	December 31,
	Balance Sheet Classification	2023	2022
Asset Derivatives
Derivatives designated as accounting hedges:
Interest rate swaps	Other current assets	$8.4	$2.3
Interest rate swaps	Other non-current assets	35.6	47.2
Cross currency swaps	Other non-current assets	2.5	—
Derivatives not designated as accounting hedges:
Foreign currency forwards	Other current assets	0.2	0.8
Total Asset Derivatives		$46.7	$50.3

Liability Derivatives
Derivatives not designated as accounting hedges:
Foreign currency forwards	Accrued expenses and other current liabilities	$3.5	$0.4
Total Liability Derivatives		$3.5	$0.4

Note 8: Fair Value Measurements
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Derivatives consist of foreign exchange contracts, interest rate swaps, and cross currency swaps. The Company assesses the fair value of these instruments, considering current and anticipated movements in future interest rates and the relevant currency spot and future rates available in the market. Accordingly, these instruments are classified as Level 2 inputs. Refer to Note 7 - Derivative Instruments for additional information related to the fair value of derivative instruments.

Private Placement Warrants - The Company determines the fair value of each Private Placement Warrant using a Black-Scholes option valuation model. Accordingly, the warrants issued are classified as Level 3 financial instruments and are subject to remeasurement at each balance sheet date. The total fair value of private placement warrants represented a liability balance of $6.6 and $21.0 as of September 30, 2023 and December 31, 2022, respectively, and was classified within Accrued expenses and other current liabilities and Other non-current liabilities, respectively, in the Condensed Consolidated Balance Sheets.

The following table summarizes the changes in the Private Placement Warrants liability for the three and nine months ended September 30, 2023 and 2022:

	2023	2022
Balance as of January 1	$21.0	$227.8
Mark to market loss (gain) on financial instruments	1.1	(100.4)
Balance as of March 31	$22.1	$127.4
Mark to market gain on financial instruments	(2.9)	(49.0)
Balance as of June 30	$19.2	$78.4
Mark to market gain on financial instruments	(12.6)	(53.3)
Balance as of September 30	$6.6	$25.1

Non-Financial Assets Valued on a Non-Recurring Basis

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
Finite-lived Intangible Assets - If a triggering event occurs, the Company determines the estimated fair value of finite-lived intangible assets by determining the present value of the expected cash flows. During the second quarter of 2023, the Company recorded an impairment charge of $132.2 in connection with intangible assets classified as Assets held-for-sale. The impairment charge is included in Goodwill and intangible asset impairments in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2023. Refer to Note 4 - Assets Held for Sale and Divested Operations for additional information.
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

Note 9: Debt
The following table is a summary of the Company’s debt:

		September 30, 2023		December 31, 2022
Type	Maturity	Effective Interest Rate	Carrying Value	Effective Interest Rate	Carrying Value
Senior Notes	2029	4.875%	$921.4	4.875%	$921.4
Senior Secured Notes	2028	3.875%	921.2	3.875%	921.2
Revolving Credit Facility	2027	8.166%	—	7.234%	—
Term Loan Facility	2026	8.431%	2,347.4	7.384%	2,497.4
Senior Secured Notes	2026	4.500%	700.0	4.500%	700.0
Finance lease	2036	6.936%	30.5	6.936%	31.3
Total debt outstanding			4,920.5		5,071.3
Debt discounts and issuance costs			(53.0)		(65.3)
Current portion of long-term debt			(1.1)		(1.0)
Long-term debt			$4,866.4		$5,005.0

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, per share data, ratios or as noted)
Financing Transactions
Senior Notes (2029) and Senior Secured Notes (2028)
The Company has $921.4 aggregate principal amount of its Senior Notes due 2029 and $921.2 aggregate principal amount of its Senior Secured Notes due 2028 bearing interest at a rate of 4.875% and 3.875% per annum, respectively, payable semi-annually to holders of record on June 30 and December 30 of each year. The first interest payment was paid in December 2021. Both of these series of Notes were issued by Clarivate Science Holdings Corporation (the "Issuer"), an indirect wholly-owned subsidiary of Clarivate.
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
Revolving Credit Facility
As of September 30, 2023 and December 31, 2022, the Company had no outstanding balance on its Revolving Credit Facility. The facility provides for revolving loans, same-day borrowings and letters of credit pursuant to commitments in an aggregate principal amount of $750.0 with a letter of credit sublimit of $80.0. Proceeds of loans made under the Revolving Credit Facility may be borrowed, repaid and reborrowed prior to the maturity of the Revolving Credit Facility. Our ability to draw under the Revolving Credit Facility or issue letters of credit thereunder is conditioned upon, among other things, delivery of required notices, accuracy of the representations and warranties contained in the Credit Agreement and the absence of any default or event of default under the Credit Agreement.
As of September 30, 2023, letters of credit totaling $9.0 were collateralized by the Revolving Credit Facility, and, notwithstanding the Revolving Credit Facility, the Company had unsecured corporate guarantees outstanding of $13.6 and cash collateralized letters of credit of $3.6, which were not collateralized by the Revolving Credit Facility.
Term Loan Facility (2026)
The Company has a Term Loan Facility of $2,860.0 due 2026, which was fully drawn at closing. During the fourth quarter 2022, the Company made a $300.0 prepayment on its Term Loan Facility and prepayments of $150.0 during the nine months ended September 30, 2023. Prior to the initial prepayment, the principal amount of the Term Loan Facility was repaid by the Company on the last business day of each March, June, September and December, in an amount equal to 0.25% of the aggregate original par principal amount of the initial term loans.
The carrying value of the Company’s variable interest rate debt, excluding unamortized debt issuance costs, approximates fair value due to the short-term nature of the interest rate benchmark rates. The fair value of the fixed rate debt is estimated based on market observable data for debt with similar prepayment features. The fair value of the Company’s debt was $4,594.6 and $4,709.6 at September 30, 2023 and December 31, 2022, respectively, and is considered Level 2 under the fair value hierarchy.

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
The following table presents the Company’s revenues by transaction type based on revenue recognition pattern for the periods presented:

	Three Months Ended September 30,
	2023	2022
Subscription revenues	$408.1	$408.3
Re-occurring revenues	106.8	102.7
Transactional and other revenues	132.3	125.0
Deferred revenues adjustment	—	(0.3)
Revenues, net	$647.2	$635.7

	Nine Months Ended September 30,
	2023	2022
Subscription revenues	$1,207.3	$1,220.7
Re-occurring revenues	325.5	329.2
Transactional and other revenues	412.3	435.5
Deferred revenues adjustment	—	(0.9)
Revenues, net	$1,945.1	$1,984.5

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, per share data, ratios or as noted)
Contract Balances

Balances, as of:	Accounts receivable, net	Current deferred revenues	Non-current deferred revenues
December 31, 2022	$872.1	$947.5	$38.5
September 30, 2023	766.9	889.2	36.5
Decrease	$(105.2)	$(58.3)	$(2.0)

December 31, 2021	$906.4	$1,030.4	$54.2
September 30, 2022	748.6	857.8	37.7
Decrease	$(157.8)	$(172.6)	$(16.5)
The Company recognized revenue of $732.0 during the nine months ended September 30, 2023, attributable to deferred revenues recorded at the beginning of the period, primarily consisting of subscription revenues recognized ratably over the contractual term. During the nine months ended September 30, 2023, we revised the disclosure in this Note by $130.3 to decrease the disclosed revenue recognized that was included in the opening deferred revenue balance at December 31, 2022. This correction did not have an impact on the accompanying Condensed Consolidated Balance Sheets or Statements of Operations.
Transaction Price Allocated to Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. Our most significant remaining performance obligations relate to contracts in which we license the right to use our products to our customers or provide maintenance services over the remaining contractual term, a majority of which are contracts with a duration of one year or less. As of September 30, 2023, approximately 90% of the aggregate transaction price allocated to remaining performance obligations are expected to be satisfied within one year.

Note 11: Shareholders’ Equity
As of September 30, 2023, there were unlimited shares of ordinary stock authorized and 663.9 million shares issued and outstanding, with no par value. The Company did not hold any shares as treasury shares as of September 30, 2023 and December 31, 2022. The Company’s ordinary shareholders are entitled to one vote per share.
MCPS Offering
In June 2021, concurrently with the June 2021 Ordinary Share Offering (see Note 1 - Background and Nature of Operations, in our Annual Report on Form 10-K/A), we completed a public offering of 14.4 million of our 5.25% Series A Mandatory Convertible Preferred Shares ("MCPS") (which included 1.9 million of our MCPS that the underwriters purchased pursuant to their option to purchase additional shares). Dividends on our mandatory convertible preferred shares are payable, as and if declared by our Board of Directors, at an annual rate of 5.25% of the liquidation preference of $100.00 per share. We may pay declared dividends on March 1, June 1, September 1 and December 1 of each year, commencing on September 1, 2021, and ending on, and including, June 1, 2024. Each of our convertible preferred shares has a liquidation preference of $100.00.
As of September 30, 2023, we accrued $6.2 of preferred share dividends within Accrued expenses and other current liabilities. While the dividends on the MCPS are cumulative, they will not be paid until declared by the Company’s Board of Directors. If the dividends are not declared, they will continue to accumulate until paid, due to a backstop contained in the agreement (even if never declared).
Treasury Shares
CPA Global Acquisition Shares - During the nine months ended September 30, 2022, 182.1 thousand shares held in the Employee Benefit Trust ("EBT"), established for the CPA Global Equity Plan, were sold at an average net price per share of $12.73 to fund the payment to the respective employees. Given the original share value of $30.99 as of the date of the acquisition, an associated loss was recognized within the Condensed Consolidated Statement of Changes in Equity in the amount of $3.7 during the nine months ended September 30, 2022. The CPA Global Equity Plan was terminated during the year ended December 31, 2022 after all remaining shares were sold and payments were made to respective employees.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, per share data, ratios or as noted)
Share Repurchase Program and Share Retirements - In February 2022, the Company's Board of Directors approved the purchase of up to $1,000.0 of the Company's ordinary shares through open-market purchases, to be executed through December 31, 2023. During the nine months ended September 30, 2022, the Company repurchased 10.7 million ordinary shares at an average price per share of $16.33 with a total carrying value of $175.0 all of which were subsequently retired at an average price at retirement of $15.61 and restored as authorized but unissued ordinary shares. Upon formal retirement and in accordance with ASC Topic 505, Equity, the Company reduced its ordinary shares account by the carrying amount of the treasury shares. Additionally, given the differences of the original repurchase share value and the value at the time of formal retirements, an associated loss was recognized within the Condensed Consolidated Statement of Changes in Equity in the amount of $7.7.
In May 2023, the Company's Board of Directors approved the extension of its share repurchase authorization through December 31, 2024, and reduced the authorization from $1,000.0 to $500.0. To enable the buybacks under the Board's authorization, the Company obtained shareholder approval on July 27, 2023 to permit it to conduct open-market purchases of up to 100.0 million of its ordinary shares from time to time as approved by the Board of Directors at a minimum purchase price of $1 per share and maximum purchase price of $35 per share. During the three months ended September 30, 2023, the Company repurchased 13.8 million ordinary shares for $100.0, or an average of $7.22 per share. The repurchased shares were immediately retired and restored as authorized but unissued ordinary shares. As of September 30, 2023, the Company had $400.0 of availability remaining under the Board's authorization.
Accumulated Other Comprehensive Income (Loss) (“AOCI” or “AOCL”)
The tables below provide information about the changes in Accumulated Other Comprehensive Income (Loss) by component and the related amounts reclassified to net earnings during the periods indicated (net of tax):

	Nine Months Ended September 30, 2023
	Interest rate swaps	Defined benefit pension plans	Foreign currency translation adjustment	Accumulated Other Comprehensive Loss
Balance as of December 31, 2022	$38.1	$1.5	$(705.5)	$(665.9)
Other comprehensive income (loss) before reclassifications	22.2	(0.1)	14.0	36.1
Reclassifications from AOCL to net earnings	(27.7)	—	(0.3)	(28.0)
Net other comprehensive (loss) income	(5.5)	(0.1)	13.7	8.1
Balance as of September 30, 2023	$32.6	$1.4	$(691.8)	$(657.8)

	Nine Months Ended September 30, 2022
	Interest rate swaps	Defined benefit pension plans	Foreign currency translation adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2021	$1.1	$(1.4)	$327.0	$326.7
Other comprehensive income (loss) before reclassifications	51.4	0.1	(1,447.1)	(1,395.6)
Reclassifications from AOCI to net earnings	(0.8)	—	—	(0.8)
Net other comprehensive income (loss)	50.6	0.1	(1,447.1)	(1,396.4)
Balance as of September 30, 2022	$51.7	$(1.3)	$(1,120.1)	$(1,069.7)

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, per share data, ratios or as noted)
Note 12: Share-based Compensation
The Company grants share-based awards under the Clarivate Plc 2019 Incentive Award Plan ("the Plan"). As of September 30, 2023, approximately 25.3 million of the Company’s ordinary shares were available for share-based awards. The Plan provides for the issuance of stock options, restricted stock units ("RSUs"), and performance share units ("PSUs").
Share-based compensation expense is recorded to the “Cost of revenues" and “Selling, general and administrative” line items on the accompanying Consolidated Statements of Operations. Total share-based compensation expense for the three and nine months ended September 30, 2023 and 2022, comprised of the following:

	Three Months Ended September 30, 2023
	Stock Options	RSUs	PSUs	CPA Global Equity Plan	Total
Cost of revenues	$—	$10.9	$—	$—	$10.9
Selling, general and administrative costs	—	16.6	(2.1)	—	14.5
Total share-based compensation expense	$—	$27.5	$(2.1)	$—	$25.4

	Nine Months Ended September 30, 2023
	Stock Options	RSUs	PSUs	CPA Global Equity Plan	Total
Cost of revenues	$—	$33.9	$0.3	$—	$34.2
Selling, general and administrative costs	1.9	49.5	11.5	—	62.9
Total share-based compensation expense	$1.9	$83.4	$11.8	$—	$97.1

	Three Months Ended September 30, 2022
	Stock Options	RSUs	PSUs	CPA Global Equity Plan	Total
Cost of revenues	$—	$4.5	$—	$(0.3)	$4.2
Selling, general and administrative costs	0.3	13.7	1.1	0.2	15.3
Total share-based compensation expense	$0.3	$18.2	$1.1	$(0.1)	$19.5

	Nine Months Ended September 30, 2022
	Stock Options	RSUs	PSUs	CPA Global Equity Plan	Total
Cost of revenues	$—	$21.9	$0.2	$3.3	$25.4
Selling, general and administrative costs	0.3	42.9	3.0	6.9	53.1
Total share-based compensation expense	$0.3	$64.8	$3.2	$10.2	$78.5

The following table summarizes the Company’s existing share-based compensation awards program activity for the nine months ended September 30, 2023, and 2022, respectively:

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, per share data, ratios or as noted)

	Nine Months Ended September 30, 2023
	Stock Options	RSUs	PSUs
Balance at December 31, 2022	3.7	13.5	2.1
Granted	—	6.1	1.6
Exercised/Vested	—	(5.0)	(0.1)
Forfeited	—	(1.1)	(0.6)
Balance at September 30, 2023	3.7	13.5	3.0

Total remaining unamortized compensation costs	$—	$71.1	$30.1

Weighted average remaining service period	0 years	0.99 years	1.96 years

	Nine Months Ended September 30, 2022
	Stock Options	RSUs	PSUs
Balance at December 31, 2021	4.8	4.5	1.4
Granted	—	9.9	1.2
Exercised/Vested	(0.3)	(2.5)	—
Forfeited	(0.1)	(0.6)	(0.3)
Balance at September 30, 2022	4.4	11.3	2.3

Total remaining unamortized compensation costs	$—	$111.5	$7.9

Weighted average remaining service period	0 years	1.34 years	1.66 years

Note 13: Income Taxes
We compute our provision for income taxes by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjust the provision for discrete tax items recorded in the period.
During the three months ended September 30, 2023, the income tax provision of $15.6 was primarily due to the mix of taxing jurisdictions in which pre-tax profits and losses were recognized. During the three months ended September 30, 2022, the income tax provision of $22.1 was primarily due to the mix of taxing jurisdictions in which pre-tax profits and losses were recognized and the mark to market gain on private warrants. The 2022 impairment charge did not have a material impact on the September 30, 2022 income tax provision.
During the nine months ended September 30, 2023, the income tax benefit of $83.3 was primarily due to the mix of taxing jurisdictions in which pre-tax profits and losses were recognized, $70.4 tax benefit was recorded on the settlement of an open tax dispute, $33.0 tax benefit was associated with the impairment of intangible assets, and $17.1 tax benefit was related to the partial release of valuation allowance recorded against certain US tax attributes that are now considered realizable due to sufficient cumulative income and continued projections of future taxable income. During the nine months ended September 30, 2022, the income tax provision of $48.9 was primarily due to the mix of taxing jurisdictions in which pre-tax profits and losses were recognized and the higher mark to market gain on private warrants.

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

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, per share data, ratios or as noted)
Potential ordinary shares on a gross basis of 30.3 million and 10.1 million options, RSUs, PSUs, and Warrants related to the 2019 Incentive Award Plan were excluded from diluted EPS for the nine months ended September 30, 2023 and 2022, respectively, as their inclusion would have been anti-dilutive or their performance metric was not met. Potential ordinary shares on a gross basis of 29.4 million and 9.3 million options, RSUs, PSUs, and Warrants related to the 2019 Incentive Award Plan were excluded from diluted EPS for the three months ended September 30, 2023 and 2022, respectively, as their inclusion would have been anti-dilutive or their performance metric was not met. See Note 11 - Shareholders’ Equity and Note 12 - Share-based Compensation for additional information.
The potential dilutive effect of our MCPS outstanding during the period was calculated using the if-converted method assuming the conversion as of the earliest period reported or at the date of issuance, if later. The resulting weighted-average ordinary shares of 55.3 million related to our MCPS are not included in the dilutive weighted-average ordinary shares outstanding calculation for the three and nine months ended September 30, 2023, as their effect would be anti-dilutive. The average share price for the Company was less than the strike price for the warrants for the three and nine months ended September 30, 2023.
The basic and diluted EPS computations for our ordinary shares are calculated as follows:

	Three Months Ended September 30,
	2023	2022
Basic EPS
Net income (loss) available to ordinary shareholders	$12.3	$(4,415.5)
Dividends on preferred shares	18.9	18.9
Net loss attributable to ordinary shares	$(6.6)	$(4,434.4)

Basic weighted-average number of ordinary shares outstanding	670.9	673.6
Basic EPS	$(0.01)	$(6.58)

Diluted EPS
Net loss attributable to ordinary shares	$(6.6)	$(4,434.4)
Change in fair value of private placement warrants	—	(49.0)
Net loss attributable to ordinary shares, diluted	$(6.6)	$(4,483.4)

Denominator:
Shares used in computing net income (loss) attributable to per share to ordinary shareholders, basic	670.9	673.6
Weighted-average effect of potentially dilutive shares to purchase ordinary shares	—	1.6
Diluted weighted-average number of ordinary shares outstanding	670.9	675.2
Diluted EPS	$(0.01)	$(6.64)

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, per share data, ratios or as noted)

	Nine Months Ended September 30,
	2023	2022
Basic EPS
Net loss available to ordinary shareholders	$(67.3)	$(4,283.6)
Dividends on preferred shares	56.3	56.3
Net loss attributable to ordinary shares	$(123.6)	$(4,339.9)

Basic weighted-average number of ordinary shares outstanding	673.9	676.7
Basic EPS	$(0.18)	$(6.41)

Diluted EPS
Net loss attributable to ordinary shares	$(123.6)	$(4,339.9)
Change in fair value of private placement warrants	—	(190.7)
Net loss attributable to ordinary shares, diluted	$(123.6)	$(4,530.6)

Denominator:
Shares used in computing net income (loss) attributable to per share to ordinary shareholders, basic	673.9	676.7
Weighted-average effect of potentially dilutive shares to purchase ordinary shares	—	3.9
Diluted weighted-average number of ordinary shares outstanding	673.9	680.6
Diluted EPS	$(0.18)	$(6.66)

Note 15: Other Operating Income, Net
Other operating income, net, consisted of the following for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022
Net foreign exchange gain	$(17.0)	$(30.0)
Miscellaneous expense, net	4.0	3.4
Other operating income, net	$(13.0)	$(26.6)

	Nine Months Ended September 30,
	2023	2022
Gain on legal settlement(1)	$(49.4)	$—
Net foreign exchange loss (gain)	15.3	(73.9)
Miscellaneous expense, net	3.6	9.0
Other operating income, net	$(30.5)	$(64.9)

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
•The A&G segment consists of our Academia & Government product group, which drives research excellence across institutions, empowers researchers to tackle today’s global challenges, and helps academic institutions and libraries improve operational efficiency and effectiveness.
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
Revenues, net by segment
The following table summarizes revenue by reportable segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Academia & Government	$327.2	$307.1	$983.9	$951.6
Intellectual Property	211.7	225.0	637.1	705.2
Life Sciences & Healthcare	108.3	103.6	324.1	327.7
Total Revenues, net	$647.2	$635.7	$1,945.1	$1,984.5

Adjusted EBITDA by segment
The following table presents segment profitability and a reconciliation to net income for the periods indicated:

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, per share data, ratios or as noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Academia & Government	$144.0	$124.1	$416.2	$351.5
Intellectual Property	98.5	106.0	293.2	331.4
Life Sciences & Healthcare	38.9	41.5	109.6	125.4
Total Adjusted EBITDA	$281.4	$271.6	$819.0	$808.3
Benefit (provision) for income taxes	(15.6)	(22.1)	83.3	(48.9)
Depreciation and amortization	(176.8)	(169.7)	(527.5)	(521.7)
Interest expense and amortization of debt discount, net	(71.9)	(71.5)	(218.5)	(193.3)
Mark to market gain on financial instruments(1)	12.6	53.3	14.4	202.7
Deferred revenues adjustment	—	(0.3)	—	(0.9)
Transaction related costs(2)	(2.7)	3.7	(5.1)	(8.1)
Share-based compensation expense	(25.4)	(20.8)	(97.1)	(79.9)
Restructuring and lease impairments(3)	(3.7)	(26.0)	(25.3)	(56.9)
Goodwill and intangible asset impairments(4)	—	(4,448.6)	(135.2)	(4,448.6)
Other(5)	14.4	14.9	24.7	63.7
Net income (loss)	$12.3	$(4,415.5)	$(67.3)	$(4,283.6)
Dividends on preferred shares	(18.9)	(18.9)	(56.3)	(56.3)
Net loss attributable to ordinary shares	$(6.6)	$(4,434.4)	$(123.6)	$(4,339.9)

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
(4) During the nine months ended September 30, 2023, the Company recorded an impairment charge of $132.2 in connection with intangible assets classified as assets held-for-sale and a $3.0 goodwill impairment charge associated with the disposal group's allocated portion of the IP segment reporting unit's goodwill balance. Refer to Note 4 - Assets Held for Sale and Divested Operations. During the three months ended September 30, 2022, a quantitative goodwill impairment assessment was performed over the Company's reporting units, resulting in goodwill impairment of $4,448.6 for the three and nine months ended September 30, 2022.

(5) The current and prior year periods include the unrealized net gain or loss on foreign exchange re-measurement and other individually insignificant items that do not reflect our ongoing operating performance. The current year-to-date period also includes a $49.4 gain on legal settlement. Refer to Note 15 - Other Operating Income, Net and Note 17 - Commitments and Contingencies for further information.

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
During the nine months ended September 30, 2023, we reached settlement related to the potential liability for one of the larger legal claims, which was covered by insurance. We recognized a total gain on settlement of $49.4 which is included in Other operating expense (income), net in the Condensed Consolidated Statement of Operations.
Between January and March 2022, three putative securities class action complaints were filed in the United States District Court for the Eastern District of New York against Clarivate and certain of its executives and directors alleging that there were weaknesses in the Company’s internal controls over financial reporting and financial reporting procedures that it failed to disclose in violation of federal securities law. The complaints were consolidated into a single proceeding on May 18, 2022. On August 8, 2022, plaintiffs filed a consolidated amended complaint, seeking damages on behalf of a putative class of shareholders who acquired Clarivate securities between July 30, 2020, and February 2, 2022, and/or acquired Clarivate common or preferred shares in connection with offerings on June 10, 2021, or Clarivate common shares in connection with a September 13, 2021, offering. The amended complaint, like the prior complaints, references an error in the accounting treatment of an equity plan included in the Company’s 2020 business combination with CPA Global that was disclosed on December 27, 2021, and related restatements issued on February 3, 2022, of certain of the Company’s previously issued financial statements; the amended complaint also alleges that the Company and certain of its executives and directors made false or misleading statements relating to the Company’s product quality and expected organic revenues and organic growth rate, and that they failed to disclose significant known changes to the Company’s business model. Defendants moved to dismiss the amended complaint on October 7, 2022. Without deciding the motion, the court entered an order on June 23, 2023 allowing plaintiffs limited leave to amend, and plaintiffs filed an amended complaint on July 14, 2023. On August 10, 2023, the court issued an order deeming defendants' prior motions and briefs to be directed at the amended complaint and permitting defendants to file supplemental briefs to address the new allegations in the amended complaint. Supplemental briefing on the motions was completed on September 8, 2023. Defendants' motions to dismiss the amended complaint are currently pending.
In a separate, but related litigation, on June 7, 2022, a class action was filed in Pennsylvania state court in the Court of Common Pleas of Philadelphia asserting claims under the Securities Act of 1933, based on substantially similar allegations, with respect to alleged misstatements and omissions in the offering documents for two issuances of Clarivate ordinary shares in June and September 2021. The Company moved to stay this proceeding on August 19, 2022, and filed its preliminary objections to the state court complaint on October 21, 2022. Briefing on defendants' preliminary objections was completed on December 12, 2022, and the preliminary objections remain pending. On January 4, 2023, the court granted a partial stay of all proceedings until further court order after oral argument on the stay motion. Following oral argument on April 11, 2023, the court denied a further stay of the proceedings on April 17, 2023. Clarivate does not believe that the claims alleged in the complaints have merit and will vigorously defend against them. Given the early stage of the proceedings, we are unable to estimate the reasonably possible loss or range of loss, if any, arising from these matters.
Warrant Liabilities
Under Accounting Standards Codification 815, Derivatives and Hedging, ("ASC 815"), warrant instruments that do not meet the criteria to be considered indexed to an entity's own stock shall be initially classified as a liability at their estimated fair values, regardless of the likelihood that such instruments will ever be settled in cash. In periods subsequent to issuance, changes in the estimated fair value of the liabilities are reported through earnings. As of September 30, 2023, the Private Placement Warrants are set to expire within one year. Therefore, the remaining liability is included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet as of September 30, 2023 (refer to Note 8 - Fair Value Measurements for additional information).

Contingent Liabilities
As of September 30, 2023 and December 31, 2022, there were no outstanding contingent liabilities.
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

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, per share data, ratios or as noted)

Note 18: Related Party Transactions
On December 1, 2021, Clarivate closed its acquisition of ProQuest from CIG, Atairos and certain other equity holders (the "Seller Group"). The aggregate consideration included $1,094.9 from the issuance of 46.9 million ordinary shares to the Seller Group. As part of the acquisition, and as a result, CIG is a related party to Clarivate. Clarivate assumed a Finance lease in which CIG is the Lessor as part of the acquisition. For the three and nine months ended September 30, 2023, interest expense of $0.5 and $1.6, respectively, and amortization of the Finance lease right of use asset ("ROU") of $0.1 and $0.3, respectively, is reflected in the Condensed Consolidated Statements of Operations. The Finance lease ROU asset of $8.0 is presented within Property, Plant, and Equipment (see Note 5 - Property and Equipment, Net) and the corresponding lease liability of $30.5 is treated as an item of indebtedness (see Note 9 - Debt) within the Condensed Consolidated Balance Sheet.
Clarivate has a vendor and customer arrangement with an affiliate of one of our directors. The Company recognized revenues, net of $0.1 and $0.2 and incurred expenses of $1.2 and $1.1, respectively during the three months ended September 30, 2023 and 2022, related to the arrangement. During the nine months ended September 30, 2023 and 2022, the Company recognized revenues, net of $0.5 and $0.6 and incurred expenses of $3.7 and $3.4, respectively, related to the arrangement. As of September 30, 2023 and December 31, 2022, the Company had no outstanding receivables and payables related to the arrangement.

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
The following table summarizes the pre-tax charges by activity and program during the periods indicated:

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, per share data, ratios or as noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Severance and Related Benefit Costs:
One Clarivate Program	$—	$2.6	$—	$13.7
ProQuest Acquisition Integration Program	(0.2)	6.6	16.7	18.6
Segment Optimization Program	2.6	—	4.9	—
Other Restructuring Programs	—	0.1	—	(0.5)
Total Severance and Related Benefit Costs	$2.4	$9.3	$21.6	$31.8

Exit and Disposal Costs:
One Clarivate Program	$—	$—	$—	$0.1
ProQuest Acquisition Integration Program	—	0.1	0.1	2.0
Other Restructuring Programs	—	—	—	0.1
Total Exit and Disposal Costs	$—	$0.1	$0.1	$2.1

Lease Abandonment Costs:
ProQuest Acquisition Integration Program	$—	$16.4	$—	$22.6
Segment Optimization Program	1.4	—	3.7	—
Other Restructuring Programs	(0.1)	0.2	(0.1)	0.4
Total Lease Abandonment Costs	$1.3	$16.6	$3.6	$23.0

Restructuring and Lease Impairment Costs	$3.7	$26.0	$25.3	$56.9

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, per share data, ratios or as noted)
The following table summarizes the pre-tax charges by program and segment during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Academia & Government:
One Clarivate Program	$—	$1.6	$—	$7.8
ProQuest Acquisition Integration Program	(0.2)	12.5	9.1	23.8
Segment Optimization	1.4	—	3.0	—
Other Restructuring Programs	(0.1)	0.2	(0.1)	0.1
Total Academia & Government	$1.1	$14.3	$12.0	$31.7

Intellectual Property:
One Clarivate Program	$—	$0.6	$—	$3.6
ProQuest Acquisition Integration Program	—	7.3	4.6	13.2
Segment Optimization	0.5	—	1.9	—
Other Restructuring Programs	—	0.2	—	—
Total Intellectual Property	$0.5	$8.1	$6.5	$16.8

Life Sciences & Healthcare:
One Clarivate Program	$—	$0.4	$—	$2.4
ProQuest Acquisition Integration Program	—	3.3	3.1	6.2
Segment Optimization	2.1	—	3.7	—
Other Restructuring Programs	—	—	—	(0.1)
Total Life Sciences & Healthcare	$2.1	$3.7	$6.8	$8.5

Restructuring and Lease Impairment Costs	$3.7	$26.0	$25.3	$56.9
The following table summarizes the activity relating to the restructuring reserves across each of Clarivate's cost-saving programs during the periods indicated:

	Severance and Related Benefit Costs	Exit, Disposal and Abandonment Costs	Total
Reserve Balance as of December 31, 2022	$11.5	$0.1	$11.6
Expenses recorded	21.6	3.7	25.3
Payments made	(27.7)	(2.4)	(30.1)
Noncash items	(2.9)	—	(2.9)
Reserve Balance as of September 30, 2023	$2.5	$1.4	$3.9

Reserve Balance as of December 31, 2021	$28.3	$0.7	$29.0
Expenses recorded	31.8	25.1	56.9
Payments made	(43.6)	(3.0)	(46.6)
Noncash items	(3.8)	(22.5)	(26.3)
Reserve Balance as of September 30, 2022	$12.7	$0.3	$13.0

Note 20: Subsequent Events

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions, except option prices, per share data, ratios or as noted)
Management has evaluated the impact of events that have occurred subsequent to September 30, 2023. Based on this evaluation, other than disclosed within these Condensed Consolidated Financial Statements and related notes, the Company has determined no other events were required to be recognized or disclosed.

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
In December 2021, the Organization for Economic Co-operation and Development (OECD) issued model rules for a new global minimum tax framework under its “Pillar Two” initiative, and various governments around the world have issued, or have announced that they plan to issue, legislation consistent with the OECD model rules. The Company is within the scope of the OECD Pillar Two model rules.
During Q3 2023, the United Kingdom enacted legislation consistent with the OECD model rules, which will be effective beginning January 1, 2024. The Company is in the process of assessing the impact of legislation enacting global minimum tax rules in various jurisdictions. Due to the complexities in applying these new rules, we cannot reasonably estimate the future quantitative impact. However, we believe that currently enacted or future legislation related to global minimum tax regimes may materially impact the income tax provision in future years.

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
We monitor ACV because it represents a leading indicator of the potential subscription revenues that may be generated from our existing customer base over the upcoming 12-month period. Measurement of subscription revenues as a key operating metric is particularly relevant because a majority of our revenues are generated through subscription-based and re-occurring revenues, which accounted for 79.6% and 80.4% for the three months ended September 30, 2023 and 2022 and 78.8% and 78.1% for the nine months ended September 30, 2023 and 2022, respectively. We calculate and monitor ACV for each of our segments and use the metric as part of our evaluation of our business and trends.
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
We calculate the ACV on a constant currency basis to exclude the effect of foreign currency fluctuations.
The following table presents ACV as of the dates indicated:

	September 30,		Change(1)
	2023	2022	$	%
Annualized Contract Value	$1,579.2	$1,647.1	$(67.9)	(4.1)%
(1) The change in ACV is primarily due to the divestiture of MarkMonitor in October 2022 and changes in foreign exchange rates, partially offset by organic ACV growth of 2.6% largely attributed to the impact of price increases.

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
The impact of upgrades, new subscriptions and product price increases is reflected in ACV, but not in annual renewal rates. Our annual renewal rates were 92% and 92% for the nine months ended September 30, 2023 and 2022, respectively.

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

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)
Results of Operations

Revenues, net
Total Revenue
Revenues, net of $647.2 for the three months ended September 30, 2023, increased by $11.5, or 1.8%, from $635.7 for the three months ended September 30, 2022. On a constant currency basis, Revenues, net decreased by $8.2, or 1.3% for the three months ended September 30, 2023. Revenues, net of $1,945.1 for the nine months ended September 30, 2023, decreased by $39.4, or 2.0%, from $1,984.5 for the nine months ended September 30, 2022. On a constant currency basis, Revenues, net decreased by $52.3, or 2.6% for the nine months ended September 30, 2023.
Revenue by Transaction Type
The following tables present the amounts of our subscription, re-occurring and transactional and other revenues for the periods indicated, as well as the drivers of the variances between periods, including as a percentage of such revenues.

	Three Months Ended September 30,		Change		Percentage of Change
(in millions, except percentages)	2023	2022	$	%	Acquisitions	Disposals(1)	FX Impact	Organic
Subscription revenues	$408.1	$408.3	$(0.2)	—%	—%	(4.4)%	3.1%	1.3%
Re-occurring revenues	106.8	102.7	4.1	4.0%	—%	—%	3.5%	0.5%
Transactional and other revenues	132.3	125.0	7.3	5.8%	—%	(0.4)%	2.7%	3.5%
Deferred revenues adjustment	—	(0.3)	0.3	100.0%	100.0%	—%	—%	—%
Revenues, net	$647.2	$635.7	$11.5	1.8%	—%	(3.0)%	3.1%	1.7%

(1) Represents revenues from the MarkMonitor divestiture completed in October 2022 and from the assets held-for-sale disposal group (refer to Note 4 - Assets Held for Sale and Divested Operations for further information).

On a constant currency basis, subscription revenues decreased by $12.9, or 3.2%. Disposal subscription revenue reductions primarily relate to the MarkMonitor business divestiture. Organic subscription revenues increased primarily due to price increases.
On a constant currency basis, re-occurring revenues increased by $0.5, or 0.5%. Organic re-occurring revenues growth is primarily due to increased patent renewal volumes.
On a constant currency basis, transactional and other revenues increased by $3.9, or 3.1%. Organic transactional and other revenues growth primarily due to LS&H and A&G transactional sales.

	Nine Months Ended September 30,		Change		Percentage of Change
(in millions, except percentages)	2023	2022	$	%	Acquisitions	Disposals(1)	FX Impact	Organic
Subscription revenues	$1,207.3	$1,220.7	$(13.4)	(1.1)%	—%	(4.4)%	1.0%	2.3%
Re-occurring revenues	325.5	329.2	(3.7)	(1.1)%	—%	—%	(0.1)%	(1.0)%
Transactional and other revenues	412.3	435.5	(23.2)	(5.3)%	—%	(1.2)%	0.2%	(4.3)%
Deferred revenues adjustment	—	(0.9)	0.9	100.0%	100.0%	—%	—%	—%
Revenues, net	$1,945.1	$1,984.5	$(39.4)	(2.0)%	—%	(3.0)%	0.7%	0.3%

(1) Represents revenues from the MarkMonitor divestiture completed in October 2022 and from the assets held-for-sale disposal group (refer to Note 4 - Assets Held for Sale and Divested Operations for further information).

On a constant currency basis, subscription revenues decreased by $25.7, or 2.1%. Disposal subscription revenue reductions primarily relate to the MarkMonitor business divestiture. Organic subscription revenues increased primarily due to price increases, reflecting a trend consistent with the increase in our ACV between periods.
On a constant currency basis, re-occurring revenues decreased by $3.3, or 1.0%. Organic re-occurring revenues declined primarily due to lower patent renewal price yield per case.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)
On a constant currency basis, transactional and other revenues decreased by $24.2, or 5.6%. Organic transactional and other revenues declined primarily due to lower LS&H real world data sales and IP trademarks transactional volumes and search & analytics revenue.
Revenue by Geography
The below tables present our revenues split by geographic region, separating the impacts of the deferred revenues adjustment:

	Three Months Ended September 30,		Change		Percentage of Change
(in millions, except percentages)	2023	2022	$	%	Acquisitions	Disposals(1)	FX Impact	Organic
Americas	$342.8	$349.2	$(6.4)	(1.8)%	—%	(4.6)%	0.9%	1.9%
Europe/Middle East/Africa	176.3	167.6	8.7	5.2%	—%	(1.3)%	6.7%	(0.2)%
Asia Pacific	128.1	119.2	8.9	7.5%	—%	(0.5)%	4.6%	3.4%
Deferred revenues adjustment	—	(0.3)	0.3	100.0%	100.0%	—%	—%	—%
Revenues, net	$647.2	$635.7	$11.5	1.8%	—%	(3.0)%	3.1%	1.7%

(1) Represents revenues from the MarkMonitor divestiture completed in October 2022 and from the assets held-for-sale disposal group (refer to Note 4 - Assets Held for Sale and Divested Operations for further information).

On a constant currency basis, Americas revenues decreased by $9.4, or 2.7%, with organic growth due to A&G content aggregation revenue growth combined with growth in LS&H services revenue and real world data sales. Lower IP re-occurring patent renewal and transactional search & analytics revenues offset in part. On a constant currency basis, Europe/Middle East/Africa revenues decreased by $2.5, or 1.5%, with organic decline primarily due to LS&H transactional and IP patent search & analytics revenue. On a constant currency basis, Asia Pacific revenues increased by $3.4, or 2.9%, with organic growth led by A&G subscription and IP re-occurring and transactional revenue.

	Nine Months Ended September 30,		Change		Percentage of Change
(in millions, except percentages)	2023	2022	$	%	Acquisitions	Disposals(1)	FX Impact	Organic
Americas	$1,043.5	$1,094.0	$(50.5)	(4.6)%	—%	(4.3)%	0.2%	(0.5)%
Europe/Middle East/Africa	523.5	523.7	(0.2)	0.0%	—%	(1.7)%	1.2%	0.5%
Asia Pacific	378.1	367.7	10.4	2.8%	—%	(0.7)%	1.2%	2.3%
Deferred revenues adjustment	—	(0.9)	0.9	100.0%	100.0%	—%	—%	—%
Revenues, net	$1,945.1	$1,984.5	$(39.4)	(2.0)%	—%	(3.0)%	0.7%	0.3%

(1) Represents revenues from the MarkMonitor divestiture completed in October 2022 and from the assets held-for-sale disposal group (refer to Note 4 - Assets Held for Sale and Divested Operations for further information).

On a constant currency basis, Americas revenues decreased by $52.6, or 4.8%, with organic decline due to lower IP re-occurring patent renewal and transactional trademarks, search & analytics and patent filing revenues. On a constant currency basis, Europe/Middle East/Africa revenues decreased by $6.7, or 1.3%, with organic growth due to A&G subscription and IP re-occurring revenue. On a constant currency basis, Asia Pacific revenues increased by $6.1, or 1.7%, with organic growth led by A&G subscription revenue.
Revenue by Segment
The following tables and the discussions that follow present our revenues by segment for the periods indicated.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)

	Three Months Ended September 30,		Change		Percentage of Change
(in millions, except percentages)	2023	2022	$	%	Acquisitions	Disposals(1)	FX Impact	Organic
Academia & Government	$327.2	$307.1	$20.1	6.5%	—%	—%	3.1%	3.4%
Intellectual Property	211.7	225.3	(13.6)	(6.0)%	—%	(8.3)%	3.2%	(0.9)%
Life Sciences & Healthcare	108.3	103.6	4.7	4.5%	—%	—%	2.8%	1.7%
Deferred revenues adjustment	—	(0.3)	0.3	100.0%	100.0%	—%	—%	—%
Revenues, net	$647.2	$635.7	$11.5	1.8%	—%	(3.0)%	3.1%	1.7%

(1) Represents revenues from the MarkMonitor divestiture completed in October 2022 and from the assets held-for-sale disposal group (refer to Note 4 - Assets Held for Sale and Divested Operations for further information).

Academia & Government Segment: On a constant currency basis, revenues increased by $10.4, or 3.4%. Organic revenues, on a constant currency basis, increased primarily due to subscription revenues growth due to price increases combined with transaction revenues growth on content aggregation and library software implementation revenue.
Intellectual Property Segment: On a constant currency basis, revenues decreased by $20.7, or 9.2%. Organic revenues, on a constant currency basis, declined primarily due to declines in trademark search and patent search & analytics revenue.
Life Sciences & Healthcare Segment: On a constant currency basis, revenues increased by $1.8, or 1.7%. Organic revenues growth realized primarily due to transactional real world data and consulting sales.

	Nine Months Ended September 30,		Change		Percentage of Change
(in millions, except percentages)	2023	2022	$	%	Acquisitions	Disposals(1)	FX Impact	Organic
Academia & Government	$983.9	$951.6	$32.3	3.4%	—%	—%	1.0%	2.4%
Intellectual Property	637.1	706.1	(69.0)	(9.8)%	—%	(8.4)%	0.1%	(1.5)%
Life Sciences & Healthcare	324.1	327.7	(3.6)	(1.1)%	—%	—%	0.9%	(2.0)%
Deferred revenues adjustment	—	(0.9)	0.9	100.0%	100.0%	—%	—%	—%
Revenues, net	$1,945.1	$1,984.5	$(39.4)	(2.0)%	—%	(3.0)%	0.7%	0.3%

(1) Represents revenues from the MarkMonitor divestiture completed in October 2022 and from the assets held-for-sale disposal group (refer to Note 4 - Assets Held for Sale and Divested Operations for further information).

Academia & Government Segment: On a constant currency basis, revenues increased by $22.9, or 2.4%. Organic revenues, on a constant currency basis, increased primarily due to subscription revenues growth due to price increases.
Intellectual Property Segment: On a constant currency basis, revenues decreased by $69.6, or 9.9%. Organic revenues, on a constant currency basis, declined primarily due to lower re-occurring patent renewal revenue because of timing of the accelerated patent renewal payments in the prior year and declines in transactional trademarks, search & analytics and patent filing revenue.
Life Sciences & Healthcare Segment: On a constant currency basis, revenues decreased by $6.5, or 2.0%. Organic revenues, on a constant currency basis, declined primarily due to lower transactional real world data sales, partially offset by subscription revenues growth from price increases.
Operating Expenses
The following table presents certain of our operating expense line item amounts and their associated percentage of revenue:

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions, except percentages)	2023	2022	$	%	2023	2022	$	%
Cost of revenues	$220.6	$223.7	$(3.1)	(1.4)%	$674.8	$717.0	$(42.2)	(5.9)%
Selling, general and administrative costs	171.9	169.5	2.4	1.4%	559.3	549.3	10.0	1.8%
Total COR and SGA	$392.5	$393.2	$(0.7)	(0.2)%	$1,234.1	$1,266.3	$(32.2)	(2.5)%

Depreciation and amortization expense	$176.8	$169.7	$7.1	4.2%	$527.5	$521.7	$5.8	1.1%

As a percentage of revenue:
Total COR and SGA	60.6%	61.9%			63.4%	63.8%
Depreciation and amortization expense	27.3%	26.7%			27.1%	26.3%
Cost of revenues
On a constant currency basis, cost of revenues decreased by $6.3, or 2.8%, for the three months ended September 30, 2023. Cost of revenues as a percentage of revenues, net decreased by 1.1% to 34.1% for the three months ended September 30, 2023 compared to 35.2% for the three months ended September 30, 2022. The decrease was primarily attributed to the MarkMonitor business divestiture, partially offset by increased share-based compensation.
On a constant currency basis, cost of revenues decreased by $38.9, or 5.4%, for the nine months ended September 30, 2023. Cost of revenues as a percentage of revenues, net decreased by 1.4% to 34.7% for the nine months ended September 30, 2023, compared to 36.1% for the nine months ended September 30, 2022. The decrease was primarily attributed to the MarkMonitor business divestiture and reduced outside-service costs.

Selling, general and administrative
On a constant currency basis, selling, general and administrative expense decreased by $0.2, or 0.1%, for the three months ended September 30, 2023. Selling, general and administrative costs as a percentage of revenues, net decreased by 0.1% to 26.6% for the three months ended September 30, 2023 compared to 26.7% for the three months ended September 30, 2022.
On a constant currency basis, selling, general and administrative expense increased by $13.8, or 2.5%, for the nine months ended September 30, 2023. Selling, general and administrative costs as a percentage of revenues, net increased by 1.1% to 28.8% for the nine months ended September 30, 2023, compared to 27.7% for the nine months ended September 30, 2022. The increase was primarily attributed to increased legal claim and settlement costs, license and subscription fees, and share-based compensation. The increase was partially offset by reduced outside-service costs.
Depreciation and Amortization
Depreciation and Amortization are relatively consistent for the three and nine months ended September 30, 2023 and 2022. As a percentage of revenues, net, depreciation and amortization expense increased by 0.6% to 27.3% for the three months ended September 30, 2023 compared to 26.7% for the three months ended September 30, 2022. For the nine months ended September 30, 2023, expressed as a percentage of revenues, net, depreciation and amortization expense increased by 0.8% to 27.1% compared to 26.3% for the nine months ended September 30, 2022.
Restructuring and lease impairments

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Restructuring and lease impairments	$3.7	$26.0	$(22.3)	(85.8)%	$25.3	$56.9	$(31.6)	(55.5)%

The decrease for the three and nine months ended September 30, 2023, was driven by the wind-down of expenses associated with the OneClarivate, CPA Global Acquisition Integration, Operation Simplification and Optimization, and ProQuest Acquisition Integration Programs, partially offset by the Segment Optimization Program. As of September 30, 2023, we are not expecting to incur any significant further costs under the former restructuring plans. See Note 19 - Restructuring and Lease Impairments for further information.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)
The following table summarizes the total costs incurred to date and expected costs to be incurred in a future period for each program.

	Total Costs Incurred to Date	Costs Expected to be Incurred in Future Periods
One Clarivate Program	$36.7	$—
ProQuest Acquisition Integration Program	68.1	—
Segment Optimization	8.6	6.0
Other Restructuring Programs:
CPA Global Acquisition Integration and Optimization Program	128.0	—
DRG Acquisition Integration Program	7.3	—
Operation Simplification and Optimization Program	44.5	—
Total Other Restructuring Programs	$179.8	$—
Goodwill and intangible asset impairments
During the nine months ended September 30, 2023, the Company recorded an impairment charge of $132.2 in connection with intangible assets classified as assets held-for-sale and a $3.0 goodwill impairment charge associated with the disposal group's allocated portion of the IP segment reporting unit's goodwill balance. Refer to Note 4 - Assets Held for Sale and Divested Operations and Note 8 - Fair Value Measurements for additional information.
During the three months ended September 30, 2022, indicators of possible impairment were identified and a quantitative goodwill impairment assessment was performed over the Company's reporting units, resulting in goodwill impairment of $4,448.6 for the three and nine months ended September 30, 2022.
Other operating income, net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Other operating income, net	$(13.0)	$(26.6)	$(13.6)	(51.1)%	$(30.5)	$(64.9)	$(34.4)	(53.0)%
The decrease for the three months ended September 30, 2023 was driven by the reduced net gain on foreign exchange re-measurement. The decrease for the nine months ended September 30, 2023 was primarily driven by the net loss on foreign exchange re-measurement, as compared to a net gain for the nine months ended September 30, 2022. This decrease was offset, in part, by a gain on legal settlement recorded during the nine months ended September 30, 2023.
Mark to market gain on financial instruments

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Mark to market gain on financial instruments	$(12.6)	$(53.3)	$(40.7)	(76.4)%	$(14.4)	$(202.7)	$(188.3)	(92.9)%

The Company accounts for its outstanding private placement warrants as liabilities at fair value on the balance sheet, which are subject to remeasurement at each balance sheet date and any change in fair value is recognized as of the end of each period for which earnings are reported. The change in fair value resulting in a decrease for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 was driven by the change in the Company’s share price and its impact as an input to the Black-Scholes option valuation model.
Interest expense and amortization of debt discount, Net

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Interest expense and amortization of debt discount, net	$71.9	$71.5	$0.4	0.6%	$218.5	$193.3	$25.2	13.0%
The increase for the nine months ended September 30, 2023 was primarily driven by higher floating interest rates on borrowings under the Term Loan Facility, partially offset by gains under our interest rate swap program and debt prepayments.
Provision (benefit) for income taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Provision (benefit) for income taxes	$15.6	$22.1	$(6.5)	(29.4)%	$(83.3)	$48.9	$(132.2)	(270.3)%
The year-to-date decrease in tax expense is primarily due to $70.4 tax benefit on the settlement of an open tax dispute, $33.0 tax benefit associated with the impairment of intangible assets, and $17.1 tax benefit relating to the partial release of valuation allowance recorded against certain US tax attributes. Both the three and nine months ended September 30, 2023 are also impacted by the change in the mix of taxing jurisdictions in which pre-tax profits and losses were recognized. The effective tax rate for the three and nine months ended September 30, 2023 may not be indicative of our effective tax rates for future periods.
Dividends on preferred shares

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Dividends on preferred shares	$18.9	$18.9	$—	—%	$56.3	$56.3	$—	—%

Dividends on preferred shares are consistent for the three and nine months ended September 30, 2023 and 2022. While the dividends on the MCPS are cumulative, they will not be paid until declared by the Company’s Board of Directors. If no dividends are declared and paid, they will continue to accumulate as the agreement contains a backstop to it being paid even if never declared by the Board.

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
The following table presents our calculation of Adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022, and reconciles these measures to our Net income (loss) for the same periods:

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss attributable to ordinary shares	$(6.6)	$(4,434.4)	$(123.6)	$(4,339.9)
Dividends on preferred shares	18.9	18.9	56.3	56.3
Net income (loss)	$12.3	$(4,415.5)	$(67.3)	$(4,283.6)
Provision (benefit) for income taxes	15.6	22.1	(83.3)	48.9
Depreciation and amortization	176.8	169.7	527.5	521.7
Interest expense and amortization of debt discount, net	71.9	71.5	218.5	193.3
Deferred revenues adjustment	—	0.3	—	0.9
Transaction related costs(1)	2.7	(3.7)	5.1	8.1
Share-based compensation expense	25.4	20.8	97.1	79.9
Restructuring and lease impairments(2)	3.7	26.0	25.3	56.9
Goodwill and intangible asset impairments(3)	—	4,448.6	135.2	4,448.6
Mark to market gain on financial instruments(4)	(12.6)	(53.3)	(14.4)	(202.7)
Other(5)	(14.4)	(14.9)	(24.7)	(63.7)
Adjusted EBITDA	$281.4	$271.6	$819.0	$808.3
Adjusted EBITDA margin	43.5%	42.7%	42.1%	40.7%

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
(3) During the nine months ended September 30, 2023, the Company recorded an impairment charge of $132.2 in connection with intangible assets classified as assets held-for-sale and a $3.0 goodwill impairment charge associated with the disposal group's allocated portion of the IP segment reporting unit's goodwill balance. Refer to Note 4 - Assets Held for Sale and Divested Operations. During the three months ended September 30, 2022, a quantitative goodwill impairment assessment was performed over the Company's reporting units, resulting in goodwill impairment of $4,448.6 for the three and nine months ended September 30, 2022.

(4) Reflects mark-to-market adjustments on the Private Placement Warrants under ASC 815, Derivatives and Hedging. Refer to Note 8 - Fair Value Measurements for further information.
(5) The current and prior year periods include the unrealized net gain or loss on foreign exchange re-measurement and other individually insignificant items that do not reflect our ongoing operating performance. The current year-to-date period also includes a $49.4 gain on legal settlement. Refer to Note 15 - Other Operating Income, Net and Note 17 - Commitments and Contingencies for further information.

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
The below table summarizes our total liquidity for the periods presented:

	September 30,	December 31,
(in millions)	2023	2022
Cash and cash equivalents	$398.9	$348.8
Additional availability under revolving credit facility(1)	741.0	740.5
	$1,139.9	$1,089.3
(1) Net of letters of credit utilization of $9.0 and $9.5, respectively.
During the fourth quarter of 2022, the Company made a $300.0 prepayment on our Term Loan Facility and paid the $175.0 outstanding balance on its Revolving Credit Facility, which we had borrowed in November 2021 and used the net proceeds for general corporate purposes. As a result, the Company had no outstanding balance on its Revolving Credit Facility as of December 31, 2022 and September 30, 2023. Refer to Note 9 - Debt in Item 8. Financial Statements and Supplementary Data, for additional information related to outstanding borrowings.
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
In February 2022, the Company's Board of Directors approved the purchase of up to $1,000.0 of the Company's ordinary shares through open-market purchases, to be executed through December 31, 2023. During the nine months ended September 30, 2022, the Company repurchased 10.7 million ordinary shares with a total carrying value of $175.0 which were subsequently retired and restored as authorized but unissued ordinary shares. Upon formal retirement and in accordance with ASC Topic 505, Equity, the Company reduced its ordinary shares account by the carrying amount of the treasury shares. Additionally, given the differences of the original repurchase share value and the value at the time of formal retirements, an associated loss was recognized within the Consolidated Statement of Changes in Equity in the amount of $7.7. In May 2023, the Company's Board of Directors approved the extension of its share repurchase authorization through December 31, 2024, and reduced the authorization from $1,000.0 to $500.0. To enable the buybacks under the Board's authorization, the Company obtained shareholder approval on July 27, 2023 to permit it to conduct open-market purchases of up to 100.0 million of its ordinary shares from time to time as approved by the Board of Directors at a minimum purchase price of $1 per share and maximum purchase price of $35 per share. During the three months ended September 30, 2023, the Company repurchased 13.8 million ordinary shares for $100.0, or an average of $7.22 per share. The repurchased shares were immediately retired and restored as authorized but unissued ordinary shares. As of September 30, 2023, the Company had $400.0 of availability remaining under the Board's authorization.
Cash Flows
The following table discloses our consolidated cash flows provided by (used in) operating, investing, and financing activities for the periods presented:

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)

	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$553.3	$372.4
Net cash used in investing activities	(170.4)	(170.8)
Net cash used in financing activities	(322.2)	(267.5)
Effects of exchange rates	(10.3)	(64.5)
Net increase (decrease) in cash and cash equivalents, and restricted cash	$50.4	$(130.4)

Net increase in cash and cash equivalents	$50.1	$17.7
Net increase (decrease) in restricted cash	0.3	(148.1)
Net increase (decrease) in cash and cash equivalents, and restricted cash	$50.4	$(130.4)

Cash Flows Provided by Operating Activities
Net cash provided by operating activities consists of net income adjusted for non-cash items, such as depreciation and amortization, deferred income taxes, share-based compensation, restructuring and impairment, mark to market adjustments on financial instruments, deferred finance charges, and for changes in operating assets and liabilities.
The increase of $180.9 in net cash provided by operating activities for the nine months ended September 30, 2023, was attributed to improved working capital results and the nonrecurring payments made from restricted cash in the prior year related to the CPA Global Equity Plan.
Cash Flows Used in Investing Activities
Net cash used in investing activities consists primarily of capital expenditures associated with product and content development.
Cash Flows Used in Financing Activities
The $54.7 increase in cash used in financing activities for the nine months ended September 30, 2023, was primarily driven by cash used for prepayments of $150.0 on our Term Loan Facility and $100.0 for repurchases of our Ordinary shares during the nine months ended September 30, 2023, offset by the $175.0 cash used for repurchases of our Ordinary shares in the prior year period.
Free Cash Flow (non-GAAP measure)
The following table reconciles Free cash flow, which is a non-GAAP measure, to net cash provided by operating activities:

	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$553.3	$372.4
Capital expenditures	(178.6)	(156.5)
Free cash flow	$374.7	$215.9

Free cash flow increased $158.8 for the nine months ended September 30, 2023, compared to the prior year period, due to increased cash provided by operating activities, partially offset by increased capital expenditures.
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

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except share and per share data, option prices, ratios or as noted)
Term Loan Facility (2026)
During the nine months ended September 30, 2023, the Company made prepayments of $150.0 on its Term Loan Facility.
On May 26, 2023, Camelot U.S. Acquisition LLC, a subsidiary of Clarivate Plc, entered into Amendment No. 5 to our Credit Agreement, dated as of October 31, 2019 to provide for the transition, with respect to the US dollar-denominated term loans thereunder, from a LIBOR based benchmark rate of interest to a Term SOFR based benchmark rate of interest, with certain credit spread adjustments and consequential amendments. The foregoing description of Amendment No. 5 to our Credit Agreement is qualified in its entirety by reference to the full text of the amendment, a copy of which is filed as an exhibit to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023.
The Credit Facilities
The Credit Facilities are secured by substantially all of our assets and the assets of all of our U.S. restricted subsidiaries and certain of our non-U.S. subsidiaries, including those that are or may be borrowers or guarantors under the Credit Facilities, subject to customary exceptions. The Credit Agreement governing the Credit Facilities contain customary events of default and restrictive covenants that limit us from, among other things, incurring certain additional indebtedness, issuing preferred stock, making certain restricted payments and investments, certain transfers or sales of assets, entering into certain affiliate transactions or incurring certain liens. These credit facilities limitations are subject to customary baskets, including certain limitations on debt incurrence and issuance of preferred stock, subject to compliance with a consolidated coverage ratio of Consolidated EBITDA (as defined in the credit facilities), to interest and other fixed charges on certain debt (as defined in the Credit Facilities) of 2.00 to 1.00. In addition, the Credit Facilities require us to comply with a springing financial covenant pursuant to which, as of the first quarter 2020, we must not exceed a total first lien net leverage ratio (as defined under the Credit Facilities) of 7.25 to 1.00, to be tested on the last day of any quarter only when more than 35% of the Revolving Credit Facility (excluding (i) non-cash collateralized, issued and undrawn letters of credit in an amount up to $20.0 and (ii) any cash collateralized letters of credit) is utilized at such date. As of September 30, 2023, our consolidated coverage ratio was 4.1 to 1.00 and our consolidated leverage ratio was 4.0 to 1.00. As of the date of this Report, we are in compliance with the covenants in the credit facilities.
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
The following table presents the average of the quarterly weighted average exchange rates of the currencies that have the most significant impact on our business:

Rate for 1 USD	Three Months Ended September 30,			Nine Months Ended September 30,
Currency:	2023	2022	Percentage Change	2023	2022	Percentage Change
GBP	$0.79	$0.85	(7)%	$0.80	$0.80	—%
EUR	0.92	0.99	(7)%	0.92	0.94	(2)%
JPY	144.48	138.24	5%	138.02	128.17	8%
Interest Rate Risk
Our interest rate risk arises primarily from our borrowings at floating interest rates. Borrowings under our credit facilities are subject to floating interest rates, plus a SOFR adjustment and a margin. As of September 30, 2023, we had $2,347.4 of floating rate debt outstanding under our Term Loan Facility. For our Term Loan Facility, the interest rate is one-month Term SOFR plus a SOFR adjustment of 0.11% (subject to a floor of 0.00% for $1,028.3 and 1.00% for $1,319.1), or Prime plus a margin of 2.25% per annum, as applicable depending on the borrowing. For borrowings under the revolving credit facility, the base interest rate is at Term SOFR, plus a 0.1% SOFR adjustment, plus 3.25% per annum (or 2.75% per annum, based on first lien leverage ratios) or Prime plus a margin of 2.25% per annum, as applicable depending on the borrowing. The interest rate margins under our credit facilities will decrease upon the achievement of certain first lien net leverage ratios (as the term is used in the Credit Agreement). Of the total debt outstanding under our credit facilities, we hedged $1,115.3 of our principal amount of our floating rate debt using interest rate swaps. As a result, $1,232.1 of our outstanding borrowings effectively bore interest at floating rates. A 0.125 basis point increase or decrease in the applicable base interest rate under our credit facilities would have an impact of $0.4 and $1.4 on our cash interest expense during the three and nine months ended September 30, 2023.

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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, due to the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective at the reasonable assurance level to ensure that the information required to be disclosed in the reports required to be filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Material Weakness in Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management identified a material weakness as the Company did not design and maintain effective controls related to the preparation and review of the footnote disclosures included in the Company’s consolidated financial statements, including controls related to the completeness and accuracy of the underlying information used in the preparation of the footnote disclosures. The material weakness was determined to have existed as of December 31, 2022 and remains unremediated as of September 30, 2023 and resulted in immaterial misstatements of our footnote disclosures for the three month period ended March 31, 2023, the three and six month periods ended June 30, 2023, and the year ended December 31, 2022. Additionally, if left unremediated, this material weakness could result in additional misstatements of the footnote disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.
Remediation Progress of Previously Identified Material Weakness
While progress has been made towards remediating the material weakness through new control activities designed and implemented during the third quarter of 2023, management continues to design and implement new control activities to enhance the procedures performed related to the preparation and review of footnote disclosures, including the completeness and accuracy of source data utilized in the preparation of footnote disclosures.
Changes in Internal Control Over Financial Reporting
As disclosed under "Remediation Progress of Previously Identified Material Weakness," there were changes in Clarivate’s internal control over financial reporting during the third quarter 2023 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes to the risk factors associated with the business as previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the period ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table sets forth the total number of shares repurchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs for each month during the three months ended September 30, 2023.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under Plans or Programs(2)
July 1, 2023-July 31, 2023	87,082	$9.65		$500
August 1, 2023-August 31, 2023	13,897,780	$7.07	13,848,846	$400
September 1, 2023-September 30, 2023	665,574	$7.35		$400
Total	14,650,436		13,848,846

(1) Includes shares withheld to satisfy tax withholding obligations on behalf of employees that occur upon vesting and delivery of outstanding shares underlying stock options, restricted stock units and performance share units under the 2019 Incentive Award Plan.

(2) In May 2023, the Company's Board of Directors approved the extension of its share repurchase authorization through December 31, 2024, and reduced the authorization from $1,000.0 to $500.0. To enable the buybacks under the Board's authorization, the Company obtained shareholder approval on July 27, 2023 to permit it to conduct open-market purchases of up to 100.0 million of its ordinary shares from time to time as approved by the Board of Directors at a minimum purchase price of $1 per share and maximum purchase price of $35 per share. As of September 30, 2023, the Company had $400.0 of availability remaining under the Board's authorization.

Item 5. Other Information
During the quarter ended September 30, 2023, no director or officer (as defined in Rule 16a-1 under the Exchange Act) of the Company adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits and Financial Statement Schedules
EXHIBIT INDEX

10.1
Second Amendment dated as of September 18, 2023, to the Tax Benefits Preservation Plan dated as of December 22, 2022 (incorporated by reference to Exhibit 4.1 to Clarivate's Form 8-K filed September 18, 2023)

31*	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following information from our Form 10-Q for the quarterly period ended September 30, 2023, formatted in Inline eXtensible Business Reporting Language: (i) Condensed Consolidated Statements of Comprehensive Income (unaudited), (ii) Condensed Consolidated Balance Sheets (unaudited), (iii) Condensed Statements of Operations (unaudited), (iv) Condensed Consolidated Statements of Changes in Equity (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) the Notes to the Condensed Consolidated Financial Statements (unaudited).

104*	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL
*    Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of London, United Kingdom on November 7, 2023.

CLARIVATE PLC
By:	/s/ Jonathan M. Collins
Name: Jonathan M. Collins
Title: Executive Vice President & Chief Financial Officer