Form 10-K
period 2023-12-31
CLARIVATE PLC
filed 2024-02-27
CIK 1764046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _______
Commission File No. 001-38911

CLARIVATE PLC
(Exact name of registrant as specified in its charter)

Jersey, Channel Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
70 St. Mary Axe London EC3A 8BE United Kingdom (Address of principal executive offices)	Not applicable (Zip Code)
Registrant’s telephone number, including area code: +44 207 4334000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, no par value	CLVT	New York Stock Exchange
5.25% Series A Mandatory Convertible Preferred Shares, no par value	CLVT PR A	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒   No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant

was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
The aggregate market value of ordinary shares held by non-affiliates of the registrant, based on the closing price of the ordinary shares as reported on the New York Stock Exchange as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3.6 billion. Solely for purposes of this calculation, all executive officers, directors, and holders of five percent or more of the issued and outstanding ordinary shares of the registrant are deemed “affiliates.”
The number of ordinary shares of the Company outstanding as of January 31, 2024, was 666,285,990.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2024 Annual General Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Cautionary Note Regarding Forward-Looking Statements
This annual report includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions, or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of the “safe harbor provisions” of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may,” “will,” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this annual report and include statements regarding our intentions, beliefs, or current expectations concerning, among other things, anticipated cost savings, results of operations, financial condition, liquidity, prospects, growth, strategies, and the markets in which we operate. Such forward-looking statements are based on available current market material and management’s expectations, beliefs, and forecasts concerning future events impacting us. Factors that may impact such forward-looking statements include:
•our dependence on third parties, including public sources, for data, information, and other services, and our relationships with such third parties;
•increased accessibility to free or relatively inexpensive information sources;
•our ability to compete in the highly competitive industry in which we operate, and potential adverse effects of this competition;
•our ability to maintain high annual renewal rates;
•our ability to leverage artificial intelligence technologies (“AI”) in our products and services, including generative AI, large language models (“LLMs”), machine learning, and other AI tools;
•regulatory and legislative developments affecting our use of AI;
•our ability to obtain, protect, defend, or enforce our intellectual property rights;
•our use of “open source” software in our products and services;
•any significant disruption in or unauthorized access to or breaches of our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyberattacks;
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
•our exposure to risk from the international scope of our operations, including potentially adverse tax consequences from the international scope of our operations and our corporate and financing structure;
•our level of indebtedness, which could adversely affect our business, financial condition, and results of operations;
•volatility in our earnings due to changes in the fair value of our outstanding warrants; and
•other factors beyond our control.
The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks and uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in Item 1A. Risk Factors of this annual report. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We do not undertake any obligation to update or revise any forward-

looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws.
Defined Terms and Presentation
We employ a number of defined terms in this annual report for clarity and ease of reference, which we have capitalized so that you may recognize them as such. As used throughout this annual report, unless otherwise indicated or the context otherwise requires, the terms “Clarivate,” the “Company,” “our,” “us,” and “we” refer to Clarivate Plc and its consolidated subsidiaries.
Unless otherwise indicated, dollar amounts throughout this annual report are presented in millions of dollars, except for per share amounts.
Website and Social Media Disclosure
We use our website (www.clarivate.com) and corporate social media accounts on Facebook, X, and LinkedIn (@Clarivate) as routine channels of distribution of company information, including news releases, analyst presentations, and supplemental financial information, as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD promulgated by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, investors should monitor our website and our corporate Facebook, X, and LinkedIn accounts in addition to following press releases, SEC filings, and public conference calls and webcasts. Additionally, we provide notifications of news or announcements as part of our investor relations website. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts.
None of the information provided on our website, in our press releases, public conference calls, and webcasts, or through social media channels is incorporated into, or deemed to be a part of, this annual report or in any other report or document we file with or furnish to the SEC, and any references to our website or our social media channels are intended to be inactive textual references only.
Industry and Market Data
The market data and other statistical information used throughout this annual report are based on industry publications and surveys, public filings, and various government sources. Industry publications and surveys generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy or completeness of the included information. Statements as to our ranking, market position and market estimates (including estimates of the sizes and future growth rates of our markets) are based on independent industry publications, government publications, third-party forecasts, management’s good faith estimates and assumptions about our markets, and our internal research. We have not independently verified such third-party information, nor have we ascertained the underlying economic assumptions relied upon in those sources, and we are unable to assure you of the accuracy or completeness of such information contained in this annual report. While we are not aware of any misstatements regarding our market, industry, or similar data presented herein, such data involve risks and uncertainties and are subject to change based on various factors. See Cautionary Note Regarding Forward-Looking Statements and Item 1A. Risk Factors of this annual report.
Trademarks, Service Marks, and Copyrights
We own or have rights to use the trademarks, service marks, and trade names that we use in connection with the operation of our business. Other trademarks, service marks, and trade names referred to in this annual report are, to our knowledge, the property of their respective owners. We also own or have the rights to copyrights that protect aspects of our products and services. Solely for convenience, the trademarks, service marks, trade names, and copyrights referred to in this annual report are listed without the ®, ™, and © symbols, but we will assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks, and trade names.

PART I
Item 1. Business.
Background
Clarivate Plc is a public limited company incorporated on January 7, 2019 under the laws of Jersey, Channel Islands. Our registered office is located at 4th Floor, St Paul’s Gate, 22-24 New Street, St. Helier, Jersey JE14TR. Our principal business offices are located at 70 St. Mary Axe, London EC3A 8BE, United Kingdom, and our main telephone number is +44 207 433 4000. We became a public company in May 2019, and our ordinary shares are traded on the New York Stock Exchange under the symbol “CLVT.”
Our Business
We are a leading global information services provider. We connect people and organizations to intelligence they can trust to transform their world. We bring together enriched data, analytics and insights, workflow software, and expert services, grounded in deep domain expertise across the spectrum of knowledge, research, and innovation. Our subscription and technology-based solutions cover the Academia & Government (“A&G”), Intellectual Property (“IP”), and Life Sciences & Healthcare (“LS&H”) markets.
Our goal is to deliver a best-in-class experience for our customers at every touchpoint while delivering exceptional outcomes for our colleagues, communities, and shareholders. We aim to accomplish this goal through the following actions:
•Provide indispensable, mission-critical solutions to our customers.
•Leverage scale created by interconnected end markets.
•Operate the business to accelerate organic growth.
•Position the business to unlock significant value for shareholders.
To accomplish these objectives, we have taken or are taking the following actions:
•Strengthened our portfolio of products and services by making key acquisitions across our core markets, including Decision Resources Group (“DRG”) and CPA Global in 2020 and ProQuest in 2021. DRG improved our end-to-end capabilities across the LS&H innovation lifecycle, while CPA Global enhanced our end-to-end capabilities across the IP lifecycle, and ProQuest added end-to-end capabilities to support A&G research and resource management needs. We have also divested lower margin, non-core business, and product lines (such as Techstreet in 2020 and MarkMonitor Domain Management in 2022) to focus on our key offerings. We will continue to evaluate and pursue appropriate acquisition and divestiture opportunities across our product lines.
•Strive to achieve scale across our core markets by integrating shared content and unified technology to enable high value use cases in the innovation lifecycles of our customer end markets. We believe a significant opportunity exists for us to accelerate revenue growth by increasing the value of our products and services, developing new products, and optimizing sales force productivity.
•Leverage our shared services to achieve significant cost synergies by streamlining and consolidating our content and technology infrastructure. We expect to continue realizing the benefits of our cost-saving and margin improvement initiatives designed to generate substantial incremental cash flow. Some of our initiatives include decreasing costs by simplifying organizational structures and rationalizing general and administrative functions to enhance a customer-centric focus, using artificial intelligence (“AI”) and the latest technologies to reduce costs and increase efficiencies for content sourcing and curation, software development, operational delivery, and headcount productivity.
As a result of these activities, we believe that we are deeply entrenched across the global innovation ecosystem, with more than 150 countries where our customers benefit from our data, software, and expert insight. Nearly all of the world’s top 400 universities use our solutions to accelerate research and enhance education, and all of the world’s top pharma, medtech, and biotech companies rely on us to improve patient outcomes. More than 95 percent of the world’s top 50 R&D companies work with us to accelerate innovation.

Our Customers
We serve a large, diverse, and global customer base across the scientific research, intellectual property, and life sciences and healthcare end markets. Our customers include corporations, universities, law firms, government agencies, public libraries, and other professional services organizations.
We believe the substantial increase in unstructured data over the last decade has increased the importance of our proprietary, curated databases to our customers. This trend has resulted in a critical need for unstructured data to be meaningfully filtered, analyzed, and curated into relevant information that facilitates key operational and strategic decisions made by our customers. Our highly curated, proprietary suite of branded information and insights solutions created through our sourcing, aggregation, verification, translation, classification, and standardization process has resulted in our solutions providing a trusted foundation and quality user experience for our customers. We believe our solutions and commitment to excellence provide us with a significant advantage in both retaining existing and attracting new customers.
We provide our offerings to customers primarily through subscriptions, re-occurring arrangements, and transactions, as follows:
•Subscription-based revenues are recurring revenues that we typically earn under annual contracts, pursuant to which we license the right to use our products to our customers or provide maintenance services over a contractual term. Subscription agreements provide us with stable revenue and predictable cash flows.
•Re-occurring revenues are derived solely from the patent and trademark maintenance services provided by our IP segment. Patents and trademarks are renewed regularly, and our services help customers maintain and protect those patents and trademarks in multiple jurisdictions around the world. Because of the re-occurring nature of the patent and trademark lifecycle, our customer base engages us to manage the renewal process on their behalf. Like subscription-based revenue, this revenue stream also typically provides us with stable revenue and predictable cash flows.
•Transactional revenues are earned for specific deliverables that are typically quoted on a product, data set, or project basis. Transactional revenues include content sales (including single-document and aggregated collection sales), consulting engagements, and other professional services such as software implementation services.
The following charts illustrate our revenues from customers for the year ended December 31, 2023, by segment, type, and geography:
We are not dependent on any single customer or group of customers, and no significant portion of the business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.
We believe that the strong value proposition of our content, user interfaces, and visualization and analytical tools, combined with the integration of our products and services into customers’ daily workflows, contribute to our strong annual customer renewal rates in excess of 90 percent. For additional information on annual renewal rates, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Key Performance Indicators - Annual Renewal Rates of this annual report.

Our Business Segments
Our reportable segment structure comprises three segments: Academia & Government (“A&G”), Intellectual Property (“IP”), and Life Sciences & Healthcare (“LS&H”). This structure allows us to provide substantial scale for our vertical market customers while still leveraging our shared-services to operate efficiently across horizontal workflows and functions. Within each of our segments, we provide the following information, solution, and service capabilities:
•Enriched Data - comprehensive, curated content collections.
•Analytics & Insights - on-demand predictive analytics capabilities to inform decision making.
•Workflow Software - automated workflow, including SaaS, to enable decisions and manage resources.
•Expert Services - business-critical regulatory and compliance activities support.
Additional information with respect to business segment results is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 16 - Segment Information in Part II, Item 8 of this annual report.
A&G Segment (50% of revenues for the year ended December 31, 2023)
Our A&G segment’s mission is to help our customers educate the world by advancing research excellence and student success to accelerate real-world outcomes. We help academic and government institutions advance knowledge to build a better world. Within the A&G segment, we provide Research and Analytics, Content Aggregation, and Workflow Software solutions in striving to accomplish our mission.

	Research and Analytics	Content Aggregation	Workflow Software
Description	Analyze and explore the academic research landscape and manage research information	Provide comprehensive content collections to institutions in a cost-effective manner	Manage academic resources and services, connect users, and support research publication
Notable Solutions and Products	Web of Science InCites	ProQuest One Ebook Central	Alma Polaris
Curated Information Set	Database of 7+ billion digital pages, 2.4+ billion bibliographic records, 2+ billion citations, 245+ million journal articles, 5+ million dissertations, and 1.8+ million E-books
A significant portion of our product development efforts is focused on leveraging AI to drive enhanced value for our A&G segment customer-base. For example, we use AI to identify academic journals within the Web of Science that show outlier characteristics, to ensure our customers are confident that they can trust all indexed journals and continue to deliver gold-standard content. Trained machine learning algorithms flag these journals to our in-house editors who conduct a thorough analysis of the journal and whether it continues to meet our standards. We also have integrated generative AI, LLMs, and other AI tools and technology into our A&G solutions, which provide students, faculty, and researchers with rapid access to detailed and contextual information and relevant recommendations.
Example Use Cases
•A physics professor planning a research program and preparing a proposal for grant funding could utilize the Web of Science to reveal emerging research trends by discipline and gaps in the current literature where further research is needed, understand the competitive landscape, and identify potential collaborators.
•A university provost interested in evaluating the chemistry department at her institution can use the Web of Science and its associated analytical tool, InCites, to measure research performance of the team and individuals using indicators of impact and collaboration, benchmark the strength of the university’s research output compared to other global institutions, and evaluate faculty productivity to assist in strategic planning and resource allocation.
•A library, university, or research institution looking to improve the quality or scope of its content, discovery solutions, or related software applications can use Alma, Polaris, ProQuest One, and Ebook Central to manage its collections and provide its users with access to high-value curated content.
IP Segment (33% of revenues for the year ended December 31, 2023)
Our IP segment’s mission is to enable organizations worldwide to unlock innovation, establish strong brands, and effectively protect critical IP assets through our trusted IP data, software, and expertise. We help customers establish, protect, and manage their intellectual property. Within the IP segment, we provide IP Maintenance, IP Intelligence, and IP Management solutions in striving to accomplish our mission.

	IP Maintenance	IP Intelligence	IP Management
Description	Support paralegal and admin tasks throughout the patent and trademark protection and maintenance process	Support critical decisions around patent and trademark protection, risk, and value creation throughout the innovation and brand lifecycle	Create a structured environment for the effective protection and management of global patent and trademark assets
Notable Solutions and Products	Patent and Trademark Renewals	CompuMark Derwent	IPFolio Foundation IP
Curated Information Set	150+ million patent documents; 26,000 unique classifications of structured patent insights; 140+ million trademark records; 9+ million IP law cases
A significant portion of our product development efforts are focused on leveraging AI to drive enhanced value for our IP segment customer-base. For example, the CompuMark Naming Tool uses generative AI to automate the process of brainstorming new brand names, simultaneously analyzing them for potential usability. Trained on US, EU, and Pharma In-Use databases, our proprietary AI algorithm generates creative name suggestions based on customer criteria in seconds, simultaneously analyzing them against existing domain names and social media handles.
Example Use Case
•An employee developing a new product or idea (e.g., a chemical engineer or a product designer) will access the Derwent database of patents to evaluate the novelty and determine the patentability of the new product or idea.
•An attorney for a large law firm helps clear a trademark for use by its corporate customer as part of a new product launch. The attorney first conducts a “knock-out” search as part of a preliminary screening process using our Trademark Searching tool and then later orders an analyst curated “Full Search” report by CompuMark to ensure the availability of the proposed trademark in the markets in which the customer will be operating. In this way, the attorney can clear both the word and image mark for use by the client. The attorney will then subscribe to CompuMark’s Trademark Watching services solution to continually ensure that none of their customers’ valuable trademarks are being infringed upon.
•A law firm partnership uses Foundation IP to provide renewal and validation of IP rights on behalf of a customer.
LS&H Segment (17% of revenues for the year ended December 31, 2023)
Our LS&H segment’s mission is to empower our customers to deliver treatments that improve patient lives and create a healthier tomorrow. Our intelligence solutions, transformative data and technology equip our customers with the insight and foresight needed across all of their initiatives from early-stage drug discovery right through commercialization and beyond. Within the LS&H segment, we provide Research and Development, Regulatory and Safety, and Commercialization solutions in striving to accomplish our mission.

	Research and Development	Regulatory and Safety	Commercialization
Description	Support the development of new drugs and medical devices from discovery to clinical trials	Efficiently monitor drug safety issues and adhere to the latest global regulatory protocols	Effectively inform commercial launch strategy and set pricing for optimal reimbursement
Notable Solutions and Products	Cortellis Competitive Intelligence Cortellis Drug Discovery Intelligence	Cortellis Regulatory Intelligence OFF-X	Real World Data (“RWD”) Optimize
Curated Information Set	48+ billion patient claims & EHR records; proprietary disease insights covering 200+ diseases and biomarkers across 45+ countries and 3,500+ patient segments;
A significant portion of our product development efforts are focused on leveraging AI to drive enhanced value for our LS&H segment customer base. For example, to speed up drug development and better ensure that the right medicines reach the right patients, we are drawing on our connected data in Cortellis and using machine learning to predict clinical trials progression, regulatory approvals and even valuations on merger and acquisition candidates.

Example Use Case
•A researcher at a pharmaceutical company who is evaluating several potential R&D programs will access the Cortellis database to assess competitive products in the drug development pipeline, review clinical trial data, and summarize regulatory information.
•A data analyst at a biopharma company seeking to benchmark forecasts using data on the total potential and addressable market will utilize RWD to corroborate forecasts and validate investments using bottom-up forecasting.
•An analyst at a medical technology company responsible for commercializing drugs or devices uses Optimize products to analyze markets and determine which payers, providers, or patients to target.
Our Competition
We believe the principal competitive factors in our business include the depth, breadth, timeliness, and accuracy of database content and analysis, the ease of use related to content delivery platforms and management software, and value for price. We believe we compete favorably with respect to each of these factors. Although we face competition in specific markets and with respect to specific offerings, including related to developing and implementing AI, we do not believe that we have a direct competitor across all of the markets we serve due to the depth and breadth of our offerings.
Intellectual Property
We own and generate a significant amount of intellectual property, including registered trademarks, trademark applications, domain names, patents (both granted and pending), and expertly curated, interconnected data assets. We also own certain proprietary software, including AI products and services. In addition, we are licensed to use certain third-party software and we obtain significant content and data through third-party licensing arrangements with content providers. We consider our trademarks, service marks, data assets, software, and other IP to be proprietary, and we rely on a combination of statutory (e.g., copyright, trademark, trade secret, and patent), contractual, and technical safeguards to protect our IP rights. We believe that the IP we own and license is sufficient to permit us to carry on our business as presently conducted.
Our agreements with our customers and business partners place certain restrictions on the use of our IP. As a general practice, employees, contractors, and other parties with access to our proprietary information sign agreements that prohibit the unauthorized use or disclosure of our IP and confidential information.
Our People
At Clarivate, we have prioritized enhancing our colleague experience and creating a work environment that attracts and retains top talent from around the world. Our overarching goal is to create a strong foundation on which we can build for the future to ensure we have career pathways and development opportunities for our talented workforce. We continue to promote a work environment where we can be our authentic selves – respecting and celebrating our differences.
We foster a values-led culture that begins with our vision that we fuel the world’s greatest breakthroughs by harnessing the power of human ingenuity. Our mission is to advance the success of people and organizations through transformative intelligence and trusted partnership. Our values help us achieve our goals with ambition (“We aim for greatness”), integrity (“We own our actions”), and respect for the people around us (“We value every voice”). We provide a variety of colleague-oriented programs and benefits to attract, retain, and develop a productive and engaged workforce.
As of December 31, 2023, we had more than 12,000 employees located in 42 countries around the world. The following charts illustrate our employees by segment and by geography:

Inclusion and Diversity
Treating one another with fairness, dignity, and respect are fundamental to our purpose and mission. We believe that people coming together from different cultures and backgrounds, with different life experiences, is essential to sparking new ideas and accelerating our progress. We know that colleagues who feel engaged and included will be the most proactive and productive. Our goal is to weave these principles into the fabric of our culture to become a recognized global employer of choice.
Diversity is an integral part of our principles of corporate governance, and the Board believes that its membership should be composed of highly qualified directors from diverse backgrounds. As such, the Nominating and Governance Committee actively considers diversity (including gender, age, ethnicity, and geographic background) in the recruitment of directors.
We have initiated a Council for Inclusion and Diversity at Clarivate, chaired by the CEO. The council focuses on a five-pillar framework of Leadership and Strategy, Culture, Workplace Practices, Business Integration, and Community Impact to guide our inclusion and diversity efforts. For example, some of our initiatives include providing non-bias training and education, increasing colleague resource group activities and participation, and supporting diversity throughout our supply chain and in our communities.
This year, Clarivate received a score of 80 (out of 100) on the Human Rights Campaign Foundation’s 2023-2024 Corporate Equality Index, the nation’s foremost benchmarking survey and report measuring corporate policies and practices related to LGBTQ+ workplace equality. Clarivate improved our score to 80 from 75 last year, demonstrating our commitment and progress to an inclusive workplace culture.

Attraction, Development, and Retention
We have a dedicated talent acquisition team whose priority is to attract the best, most suitable candidates using such channels as proactive sourcing, connecting through universities, ad campaigns, and referrals. Their goal is to identify a diverse, qualified candidate pool and to provide a positive candidate experience throughout the interview and hiring process. Current colleagues also are a key source of talent, and we have a number of opportunities enabling colleagues to thrive and advance their careers. We recently launched a new approach to our internal mobility process with the goal of making it easier for our colleagues to grow their career internally rather than seeking an opportunity with another employer.
Our learning and development philosophy is about bringing our values, diverse culture, and opportunities to life. It’s about empowering each colleague to bring their best self to work every day and providing a range of opportunities to help them develop the knowledge and skills they need to be successful. We encourage colleagues to take advantage of the more than 5,000 self-paced eLearning resources available on our Learning Management System platform as well as the many live and virtual training sessions we offer regularly throughout the year. We align our training offerings to our competency model, building a foundation for career development and advancement.
We conduct a colleague engagement survey twice a year to gauge overall colleague satisfaction and gather feedback on what colleagues feel is going well and what areas need improvement. We are committed to listening, learning, and acting upon the feedback we receive through the survey to make Clarivate an even better place for our colleagues to work and achieve success. Our overall colleague satisfaction score increased from 74 (out of 100) in 2022 to 75 in 2023, with a participation rate of 87 percent, well above the benchmark. We believe that the increased score reflects our continuing commitment to actively address survey responses to strengthen our workforce and improve our workplace.

We have invested in a robust health and well-being strategy to encourage healthier and happier colleagues. Our global Employee Assistance Program provides confidential emotional support, legal guidance, financial resources, and online support. In addition, our Be Well platform offers a personalized experience to help colleagues build healthy habits, such as reducing stress, eating healthier, tracking sleep, and exercising regularly with personal and team challenge incentives.
We strive to offer equitable pay and competitive salaries and wages, and we offer a comprehensive benefits and rewards package, including healthcare, insurance benefits, retirement savings plans, and more. We also provide 40 hours of paid volunteer time off to each of our colleagues in support of the United Nations Sustainable Development Goals.
Available Information
Our internet address is clarivate.com and our investor relations website is ir.clarivate.com. On or through our investor relations website, we make available, free of charge, printable copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. On our website, we also make available printable copies of our Amended and Restated Memorandum of Association, Corporate Governance Guidelines, Audit Committee Charter, Risk and Sustainability Committee Charter, Human Resources and Compensation Committee Charter, Nominating and Governance Committee Charter, Code of Conduct, and other corporate policies.
Item 1A. Risk Factors.
Investing in our ordinary shares involves risks. You should carefully consider the risks described herein before making a decision to invest in our ordinary shares. If any of these risks actually occurs, our business, financial condition, and results of operations could be materially and adversely affected. In such case, the trading price of our ordinary shares would likely decline, and you may lose all or part of your investment.
We are dependent on third parties, including public sources, for data, information, and other services, and our relationships with such third parties may not be successful or may change, which could adversely affect our results of operations.
Substantially all our products and services are developed using data, information or services obtained from third-party providers and public sources or are made available to our customers or are integrated for our customers’ use through information and technology solutions provided by third-party service providers. We have commercial relationships with third-party providers whose capabilities complement our own and, in some cases, these providers are also our competitors. The priorities and objectives of these providers, particularly those that are our competitors, may differ from ours, which may make us vulnerable to unpredicted price increases and unfavorable licensing terms. Agreements with such third-party providers periodically come up for renewal or renegotiation, and there is a risk that such negotiations may result in different rights and restrictions which could impact our customers’ use of the content. From time to time, we may also receive notices from third parties claiming infringement by our products and services of third-party patent and other IP rights and as the number of products and services in our markets increases and the functionality of these products and services further overlaps with third-party products and services, we may become increasingly subject to claims by a third party that our products and services infringe on such party’s IP rights. Moreover, providers that are not currently our competitors may become competitors or be acquired by or merge with a competitor in the future, any of which could reduce our access to the information and technology solutions provided by those companies. Any of the foregoing risks may be exacerbated by our use of AI, or that of our competitors or third-party service providers. If we do not maintain, or obtain the expected benefits from, our relationships with third-party providers or if a substantial number of our third-party providers or any key service providers were to withdraw their services, we may be less competitive, our ability to offer products and services to our customers may be negatively affected, and our results of operations could be adversely impacted.
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
The markets for our products and services are highly competitive and are subject to rapid technological changes and evolving customer demands and needs. We compete on the basis of various factors, including the quality of content embedded in our databases, customers’ perception of our products relative to the value that they deliver, user interface of the products and the quality of our overall offerings. Many of our principal competitors are established companies that have substantial financial resources, recognized brands, technological expertise and market experience, and these competitors sometimes have more established positions in certain product lines and geographies than we do. We also compete with smaller and sometimes newer companies, some of which are specialized with a narrower focus than our company, and with other Internet services companies and search providers. New and emerging technologies, including without limitation, AI, can also have the impact of allowing start-up companies to enter the market more quickly than they would have been able to in the past. In addition, some of our competitors combine competing products with complementary products as packaged solutions, which could pre-empt use of our products or solutions and some of our customers may decide to independently develop certain products and services. If we fail to compete effectively, our financial condition and results of operations would be adversely affected.
We generate a significant percentage of our revenues from recurring subscription-based arrangements and highly predictable re-occurring transactional (“re-occurring”) arrangements. If we are unable to maintain a high annual renewal rate, our results of operations could be adversely affected.
For the year ended December 31, 2023, approximately 79% of our revenues were subscription-based and re-occurring based. Because most of the revenues we report in each quarter are the result of subscription and re-occurring agreements entered into or renewed in previous quarters, with subscription renewals historically concentrated in the first quarter, a decline in subscriptions in any one quarter may not affect our results in that quarter, but could reduce revenues in future quarters. Our operating results depend on our ability to achieve and sustain high renewal rates on our existing subscription and re-occurring arrangements and to obtain new subscriptions and re-occurring contracts with new and existing customers at competitive prices and other commercially acceptable terms. Uncertain global economic conditions, including inflationary pressures and rising interest rates, have had and may continue to have an adverse impact on our business, including on our revenues from re-occurring revenues arrangements. Failure to meet one or more of these subscription and re-occurring objectives could have a material adverse effect on our business, financial condition, and operating results.
Our introduction and use of AI, and the integration of AI with our products and services, may not be successful and may present business, compliance, and reputational challenges which could lead to operational or reputational damage, competitive harm, and additional costs, any of which could adversely affect our business, financial condition, and results of operations.
We have incorporated, and may continue to incorporate, AI in our products and services and this incorporation of AI in our business and operations may become more significant over time. The use of generative AI, a relatively new and emerging technology in the early stages of commercial use, exposes us to additional risks, such as damage to our reputation, competitive position, and business, and additional costs. While generative AI may help provide more tailored or personalized experiences or output, if the content, analyses, or recommendations produced by any of our products or services that use or incorporate generative AI are, or are perceived to be, deficient, inaccurate, biased, unethical, or otherwise flawed, our reputation, competitive position, and business may be materially and adversely affected. Additionally, if any of our employees, contractors, vendors, or service providers use any third-party software incorporating AI in connection with our business or the services they provide to us, it may lead to the inadvertent disclosure or incorporation of our confidential, sensitive, or proprietary information into publicly available training sets which may impact our ability to realize the benefit of, or adequately maintain, protect, and enforce our intellectual property or sensitive or confidential information, harming our competitive position and business. Our ability to mitigate risks associated with disclosure of our proprietary, sensitive, or confidential information, including in connection with the use of AI, will depend on our implementation, maintenance, monitoring, and enforcement of appropriate technical and administrative safeguards, policies, and procedures governing the use of AI in our business. Any output created by us using generative AI may not be subject to copyright protection, which may adversely affect our or our customers’ intellectual property rights in, or ability to commercialize or use, any such content. In addition, the use of AI may result in cybersecurity incidents that implicate the personal data of users of our AI tools or technologies. Furthermore, our competitors, customers, or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively. If any third-party AI tools are trained using or otherwise leverage any of our proprietary data or data sets, our competitive advantage may be impaired, and our ability to commercialize our own AI tools or such data and data sets may be undermined, damaging our operations and business. The increasing use of generative AI by third parties may also negatively impact the integrity of our own proprietary data, data sets, and content databases if and to the extent that any invalid, inaccurate, biased, or otherwise flawed data produced by any such AI systems may inadvertently be incorporated in our proprietary data, data sets, or content databases, negatively affecting our reputation, relationship with publishers, and the value of our proprietary data, data sets, or content databases. As generative AI and other AI tools are relatively new, sophisticated and evolving quickly, we cannot predict all of the risks that may arise from our current or future use of AI in our business. We expect that the incorporation of AI in our business will require additional resources, including the incurrence of additional costs, to develop and maintain our AI-related products and services, to minimize potentially harmful or unintended consequences, to maintain or extend our competitive position, and to address any ethical, reputational, technical, operational, legal, or competitive issues which may arise and our customers may not accept or be able to pay a premium for advanced AI capabilities in certain of the markets in which we operate. Any of the foregoing and any similar issues, whether actual or perceived, could negatively impact our customers’ experience and diminish the perceived quality and value of our products and services. As a result, the challenges presented with our use of AI could adversely affect our business, financial condition, and results of operations.
Regulatory and legislative developments related to the use of AI could adversely affect our use of such technologies in our products, services, and business and expose us to litigation and other legal and regulatory risks.
We use AI, including machine learning and generative AI, in our business. To the extent that we do not have sufficient rights to use any data or other material or content produced by generative AI in our business, if we inadvertently expose third-party data or other material or content to AI, or if we experience cybersecurity incidents in connection with our use of AI, it could adversely affect our reputation and expose us to legal liability or regulatory risk, including with respect to third-party intellectual property, privacy, publicity, contractual, or other rights. The regulatory framework for AI and similar technologies, and automated decision making, is changing rapidly. New laws and regulations, or the interpretation of existing laws and regulations, in any of the jurisdictions in which we operate may affect our ability to leverage AI and may expose us to legal and regulatory risks, government enforcement, or civil suits and may result in increases in our operational and development expenses that impact our ability to develop, earn revenue from, or utilize any products or services incorporating AI. As the regulatory framework for machine learning technology, generative AI, and automated decision making evolves, our business, financial condition, and results of operations may be adversely affected. It is possible that new laws and regulations will be adopted in both U.S. and non-U.S. jurisdictions, such as the European Union’s (“EU”) proposed Artificial Intelligence Act, which, if enacted, would have a material impact on the way AI is regulated in the EU, including significant fines for violations related to offering prohibited AI systems or data governance, high-risk AI systems and for supplying incorrect, incomplete, or misleading information to EU and member state authorities. It is also possible that existing laws and regulations may be interpreted in ways that would affect the operation of our business, including our data analytics products and services and the way in which we use AI and similar technologies in our business. We may not be able to adequately anticipate or respond to these evolving laws and regulations, and we may need to expend additional resources to adjust our products or services in certain jurisdictions if applicable legal frameworks are inconsistent across jurisdictions. Furthermore, in the U.S., a number of civil lawsuits have been initiated related to AI, which may, among other things, require us to limit the ways in which our AI tools and technologies are trained, refined, or implemented, and may affect our ability to develop products or services using or incorporating AI. While AI-related lawsuits to date have generally focused on certain foundational AI service providers and LLMs, our use of any output produced by generative AI may expose us to claims, including without limitation related to the permitted uses of certain content, increasing our risks of liability. In addition, because these technologies are themselves highly complex and rapidly developing, it is not possible to predict all of the legal or regulatory risks that may arise relating to our use of such technologies. The costs related to any litigation and to comply with such laws or regulations could be significant and would increase our operating expenses, which could adversely affect our business, financial condition, and results of operations.
Failure to obtain, maintain, protect, defend, or enforce our intellectual property rights could adversely affect our business, financial condition, and results of operations.
We rely and expect to continue to rely on a combination of physical, operational, and managerial protections of our confidential information and intellectual property and proprietary rights, including trademark, copyright, patent, and trade secret protection laws, as well as confidentiality, assignment and license agreements with our employees, contractors, consultants, vendors, service providers, customers, and other third parties with whom we have relationships.

The steps we take to protect our intellectual property and proprietary rights require significant resources and may be inadequate. Effective trade secret, copyright, trademark, patent, and domain name protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and expenses and the costs of defending and enforcing our rights. Given the costs and expenses of obtaining, maintaining, protecting, defending, and enforcing our intellectual property rights, we may choose not to obtain, maintain, protect, defend, or enforce certain rights that later turn out to be important to our business. We cannot guarantee that our efforts to obtain, maintain, protect, defend, or enforce our intellectual property rights are adequate or that we have secured, or will be able to secure, appropriate permissions or protections for all of the intellectual property rights we use or rely on.
Our registered or unregistered trademarks, tradenames, or other intellectual property rights may be challenged, infringed, circumvented, misappropriated, or otherwise violated or declared invalid or unenforceable or determined to be infringing on other marks. Furthermore, even if we are able to obtain intellectual property rights, any challenge to our intellectual property rights could result in them being narrowed in scope or declared invalid or unenforceable. We may be unable to prevent the misappropriation or disclosure of our proprietary information or deter independent development of similar products and services by others, which may diminish the value of our brand and other intangible assets and allow competitors to more effectively mimic our products and services.
While it is our policy to require our employees, contractors, and other parties with whom we conduct business who may be involved in the conception or development of intellectual property for us to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party that conceives or develops intellectual property that we regard as ours. Additionally, any such assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Further, we cannot guarantee that we have entered into such agreements with each party that has or may have had access to our trade secrets, confidential information, software (including our AI tools), or other proprietary technology and, even if entered into, these agreements may otherwise fail to effectively prevent disclosure of our proprietary or confidential rights, information, or technologies, may be limited as to their term, or may not provide an adequate remedy in the event of unauthorized disclosure, misappropriation, use, or other violation of our trade secrets, confidential information, and other proprietary rights or technologies.
We strive to protect our intellectual property rights by relying on foreign, federal, state and common law rights, as well as contractual restrictions. We pursue the registration of our domain names, patents, copyrights, and trademarks in the United States and in certain jurisdictions abroad. However, effective intellectual property protection may not be available or may not be sought in every country in which our products or services are made available, in every class of goods and services in which we operate, and contractual disputes may affect the use of intellectual property rights governed by private contract. We may not be able to obtain, maintain, protect, defend, or enforce our intellectual property rights in every foreign jurisdiction in which we operate. The legal systems of certain countries do not favor the enforcement of patents, trademarks, copyrights, trade secrets, and other intellectual property protection, which could make it difficult for us to stop the infringement, misappropriation, or other violation of our intellectual property or marketing of competing products in violation of our intellectual property rights generally.
In addition, third parties that provide AI products and services, including some which are publicly available, may have trained their LLMs or other AI tools or technology on our content without our consent and it may be difficult to enforce our copyrights and other intellectual property rights in connection with such unauthorized use, which could reduce demand for our products and services. Any of the foregoing could adversely affect our business, financial condition, and results of operations.
Intellectual property litigation, including litigation related to content provided using our products and services, could result in reputational damage and significant costs, and could adversely affect our business, financial condition, and results of operations.
Companies in the technology industry are frequently subject to litigation based on allegations of infringement, misappropriation, or other violations of intellectual property rights. In addition, despite our efforts to ensure that our employees, contractors, consultants, vendors, and service providers do not use the intellectual property and other proprietary information or know-how of third-parties in their work for us, we may be subject to claims that we or our employees, contractors, consultants, vendors, or service providers have inadvertently or otherwise used or disclosed intellectual property, including copyrighted materials, trade secrets, know-how, software, or other proprietary information of a former employer or other third parties. Litigation may be necessary to defend against these claims and if we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. In addition, we may not qualify for the safe harbors established by laws in the United States and other countries protecting online service providers from claims related to content posted by users, or those laws could change in a manner making it difficult or impossible to qualify for such protection, increasing our exposure. While our terms and policies require users to respect the intellectual property rights of others, we have limited ability to influence the behavior of third parties, and there can be no assurance that these terms and policies will be sufficient to dissuade or prevent infringing activity by third parties using our products or services. Additionally, litigation may become necessary to enforce our intellectual property rights, protect our trade secrets, or determine the validity and scope of proprietary rights claimed by others. Litigation regarding intellectual property rights is inherently uncertain due to the complex issues involved, and we may not be successful in defending ourselves in such matters.
Any claims successfully brought against us could subject us to significant liability for damages and we may be required to stop using technology or other intellectual property alleged to be in violation of a third party’s rights. We also might be required to seek a license for third-party intellectual property. Even if a license is available, we could be required to pay significant royalties or submit to unreasonable terms, which would increase our operating expenses. We may also be required to develop alternative non-infringing technology, which could require significant time and expense. If we cannot license or develop technology for any allegedly infringing aspect of our business, we would be forced to limit our service and may be unable to compete effectively. In addition, some of our agreements with third-party partners require us to indemnify them for certain intellectual property claims against them, which could require us to incur considerable costs in defending such claims, and may require us to pay significant damages in the event of an adverse ruling. Such third-party partners may also discontinue their relationships with us as a result of injunctions or otherwise, which could result in loss of revenue and adversely impact our business operations. Our use of AI, including generative AI, may heighten the foregoing risks, any of which could adversely affect our business, financial condition, and results of operations.
Our use of “open source” software could negatively affect our ability to offer our solutions and subject us to possible litigation.
Our products and services include “open source” software, and we may incorporate additional open source software in the future. Open source software is generally freely accessible, usable, and modifiable. Certain open source licenses may, in certain circumstances, require us to: (i) offer our products or services that incorporate the open source software for no cost; (ii) make available source code for modifications or derivative works we create based upon, incorporating, or using the open source software and (iii) license such modifications or derivative works under the terms of the particular open source license or otherwise unfavorable terms. The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute our products or services. While we try to insulate our proprietary software, including our AI tools, from the effects of such open source license provisions, we cannot guarantee that we will be successful, that all open source software is reviewed prior to use in our products, that our developers have not incorporated open source software into our products in potentially disruptive ways, or that they will not do so in the future. If an author or other third party that distributes open source software we use were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations. If such third parties are successful, we could be subject to liability, be required to make our proprietary software source code available under an open source license, purchase a license (which, if available, could be costly), or cease offering the implicated products or services unless and until we can re-engineer them to avoid infringement. This re-engineering process could require significant additional research and development resources, and we may not be able to complete it successfully on a timely basis, or at all. We could also be subject to suits by parties claiming ownership of what we believe to be open source software. Any litigation could be costly for us to defend, and adversely affect our business, financial condition, and results of operations.
In addition to risks related to open source license requirements, use of certain open source software may pose greater risks than use of third-party commercial software, since open source licensors generally do not provide warranties or controls on the origin of software or other contractual protections regarding infringement claims or the quality of the code, including with respect to security vulnerabilities. Moreover, some open source projects have known security and other vulnerabilities and architectural instabilities, or are otherwise subject to security attacks due to their wide availability, and are provided on an “as-is” basis. There is typically no support available for open source software, and we cannot ensure that the authors of such open source software will implement or push updates to address security risks or will not abandon further development and maintenance. Further, our use of any AI tools that use or incorporate any open source software may heighten any of the foregoing risks. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could adversely affect our business, financial condition, and results of operations.
Any disruption in or unauthorized access to or breaches of our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyberattacks, could adversely impact our business.
Our reputation and ability to attract, retain, and serve our customers is dependent upon the reliable performance and security of our computer systems and those of third parties that we utilize in our operations to collect, store, use, and otherwise process public records, IP, and proprietary, confidential, and sensitive data, including personal data. We expend significant resources to develop and secure our computer systems, IP, and proprietary, confidential, or sensitive data, including personal data, but they may be subject to damage or interruption from natural disasters, terrorist attacks, power loss, Internet and telecommunications failures, and cybersecurity risks such as cyberattacks, ransomware attacks, social engineering (including phishing attacks), computer viruses, denial of service attacks, physical or electronic break-ins, and similar disruptions from foreign governments, state-sponsored entities, hackers, organized cybercriminals, cyber terrorists, and individual threat actors (including malicious insiders), any of which may see their effectiveness further enhanced in the future by the use of AI. We have implemented certain systems and processes designed to thwart such threat actors and otherwise protect our computer systems and proprietary, confidential, or sensitive data, including personal data; however, the systems and processes we have adopted may not be effective, and, similar to many other global multinational companies, we have experienced and may continue to experience cyber-threats, cyberattacks and other attempts to breach the security of our systems or gain unauthorized access to our proprietary, confidential or sensitive data, including personal data. Any fraudulent, malicious, or accidental breach of our computer systems or data security protections (including due to malicious insiders or inadvertent employee errors) could result in unintentional disclosure of, or unauthorized access to, customer, vendor, employee, or our own confidential, proprietary sensitive data or other protected information, which could potentially result in additional costs to enhance security or to respond to such incidents, lost sales, violations of privacy or other laws, notifications to individuals, penalties, or litigation. Any failure of our computer systems, disruption to our operations, or unauthorized access to any of our computer systems or those of third parties upon whom we rely or with whom we partner, including our cloud computing and other service providers, vendors, contractors, and consultants, could result in, among other things, significant expense to repair, replace, or remediate such systems, equipment, or facilities, a loss of customers, legal or regulatory claims, and proceedings or fines and adversely affect our business and results of operations. Additionally, while we generally perform cybersecurity due diligence on our key vendors, service providers, contractors and consultants, if any of these third parties fail to adopt or adhere to adequate cybersecurity practices, or in the event of a breach, incident, disruption, or other compromise of their networks, computer systems, or applications, our or our customers’ proprietary, confidential, or sensitive data, including personal data, may be improperly lost, destroyed, modified, accessed, used, disclosed, or otherwise processed, which could subject us to claims, demands, proceedings, and liabilities. We do not have control over the operations of the facilities of the third-party cloud computing service or other key vendors, service providers, contactors, and consultants that we use. This, coupled with the fact that we cannot easily switch our computing operations and other computer systems to other service providers, means that any disruption of or interference with our use of our current third-party cloud computing service, or the services provided by our other vendors, service providers, contractors, and consultants could disrupt our operations, and our business could be adversely impacted. Although we may have contractual protections with our third-party vendors, service providers, contractors and consultants, any actual or perceived security breach, incident, or disruption could harm our reputation and brand, expose us to potential liability, or require us to expend significant resources on cybersecurity in responding to any such actual or perceived compromise, breach, incident, or disruption and negatively impact our business. Any contractual protections we may have from our third-party vendors, service providers, contractors, and consultants may not be sufficient to adequately protect us from any such liabilities and losses, and we may be unable to enforce any such contractual protections.
If our products and services do not maintain and/or achieve broad market acceptance, or if we are unable to keep pace with or adapt to rapidly changing technology, evolving industry standards, macroeconomic market conditions and changing regulatory requirements, our revenues could be adversely affected.
Our business is characterized by rapidly changing technology, evolving industry standards and changing regulatory requirements, including, but not limited to, with respect to AI. Our growth and success depend upon our ability to keep pace with such changes and developments and to meet changing customer needs and preferences. Our business could also be affected by macroeconomic factors beyond our control and our ability to keep pace with technology and business and regulatory changes is subject to a number of risks, including that we may find it difficult or costly to:

•update our products and services and develop new products and services quickly enough to meet our customers’ needs;
•leverage AI, including generative AI, in our existing or newly developed products and services;
•make some features of our products work effectively and securely or with new or changed operating systems; and
•update our products and services to keep pace with business, evolving industry standards, regulatory requirements and other developments in the markets in which our customers operate.
In addition, the principal customers for certain of our products and services are universities and government agencies, which fund purchases of these products and services from limited budgets that are sensitive to changes in private and governmental sources of funding. Recession, economic uncertainty or austerity have contributed, and may in the future contribute, to reductions in spending by such sources. Accordingly, any further decreases in budgets of universities or government agencies, which have remained under pressure, or changes in the spending patterns of private or governmental sources that fund academic institutions, could adversely affect our results of operations.
The loss of, or the inability to attract and retain, key personnel could impair our future success.
Our future success depends to a large extent on the continued service of our employees, including our experts in research and analysis, as well as colleagues in sales, marketing, product development, critical operational roles, and management, including our executive officers. We must maintain our ability to attract, motivate, and retain highly qualified employees in our respective segments in order to support our customers and achieve business results. In addition, as the world evolves in the wake of the COVID-19 pandemic, we have begun to adopt and implement return to office plans for our workforce. Certain of our employees who have benefited from the ability to work remotely may be resistant to calls to return to the office. To the extent plans we adopt are more restrictive than those of others in our industry, our ability to attract and retain talent may be materially and adversely affected. The loss of the services of key personnel and our inability to recruit effective replacements or to otherwise attract, motivate, or retain highly qualified personnel could have a material adverse effect on our business, financial condition, and operating results.
Our collection, storage, and use of confidential, sensitive, or personal information or data are subject to applicable data protection and privacy laws, and any failure to comply with such laws may harm our reputation and business or expose us to fines and other enforcement action.
In the ordinary course of business, we collect, store, use, and transmit certain types of information that are subject to different laws and regulations. In particular, data security and data protection laws and regulations that we are subject to often vary significantly by jurisdiction.
For example, in the U.S., there are numerous federal, state, and local privacy, data protection, and cybersecurity laws, rules, and regulations governing the collection, storage, transmission, use, and other processing of personal data and Congress has considered, and continues to consider, many proposals for additional comprehensive national data privacy and cybersecurity legislation. At the state level, we are subject to laws, rules, and regulations, such as the California Consumer Privacy Act (as amended by the California Privacy Rights Act (collectively, “CCPA”)), which imposes requirements, including disclosure requirements, access rights, opt out rights, and the right to request deletion of personal information, on covered companies that process California consumers’ personal information and provides for civil penalties for violations as well as a private right of action for certain data breaches. A number of other states have enacted, or are in the process of enacting or considering, similar comprehensive state-level privacy, data protection, and cybersecurity laws, rules, and regulations, creating the potential for a patchwork of overlapping but different state laws. In addition, all 50 states have laws that require the provision of notification for security breaches of personal information to affected individuals, state officers, or others. Possible consequences for non-compliance with these various state laws include enforcement actions in response to rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies.
Outside of the United States, an increasing number of laws, rules, regulations, and industry standards apply to privacy, data protection, and cybersecurity, such as the EU’s General Data Protection Regulation (“GDPR”) and the UK’s Data Protection Act 2018 as supplemented by the GDPR as implemented into UK law (collectively, “UK GDPR”), both of which impose similar, stringent data protection requirements. The GDPR and UK GDPR are wide-ranging in scope and impose numerous additional requirements on companies that process personal data, including imposing special requirements in respect of the processing of personal data, requiring that consent of individuals to whom the personal data relates is obtained in certain circumstances, requiring additional disclosures to individuals regarding data processing activities, requiring that safeguards are implemented to protect the security and confidentiality of personal data, creating mandatory data breach notification requirements in certain circumstances, and requiring that certain measures (including contractual requirements) are put in place when engaging third-party processors. The GDPR and UK GDPR also provide individuals with various rights in respect of their personal data, including rights of access, erasure, portability, rectification, restriction, and objection. Failure to comply with the GDPR and the UK GDPR can result in significant fines and other liability. While the UK GDPR currently imposes substantially the same obligations as the GDPR, the UK GDPR will not automatically incorporate changes to the GDPR going forward, which creates a risk of divergent parallel regimes and related uncertainty, along with the potential for increased compliance costs and risks for affected businesses. Legal developments in the European Economic Area (“EEA”) and the UK, including rulings from the Court of Justice of the European Union, have also created complexity and uncertainty regarding processing and transfers of personal data from the EEA and the UK to the United States and other countries outside the EEA and the UK that have not been determined by the relevant data protection authorities to provide an adequate level of protection for privacy rights. Data security and data protection laws and regulations are continuously evolving and there are currently a number of legal challenges to the validity of EU mechanisms for adequate data transfers such as the EU-US Data Privacy Framework and the European Commission’s Standard Contractual Clauses. Although we have implemented policies and procedures that are designed to ensure compliance with applicable privacy and data security laws, rules and regulations, the efficacy and longevity of these policies and procedures remains uncertain, and if our privacy or data security measures fail to comply with applicable current or future laws and regulations, including, without limitation, the EU ePrivacy Regulation, GDPR, UK GDPR and CCPA as well as those of other countries such as India’s Digital Personal Data Protection Act 2023, we will likely be required to modify our data collection or processing practices and policies in an effort to comply with such laws and regulations, and we could be subject to increased costs, fines, litigation, regulatory investigations, and enforcement notices requiring us to change the way we use personal data or our marketing practices or other liabilities such as compensation claims by individuals affected by a personal data breach, as well as negative publicity and a potential loss of business. Additionally, we may be bound by contractual requirements applicable to our collection, storage, transmission, use, and other processing of proprietary, confidential, and sensitive data, including personal data, and may be bound or asserted to be bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters.
Our business continuity plans may not be effective against events that may adversely impact our business.
We have established operational policies and procedures that manage the risks associated with business continuity and recovery from potential disruptions to our business. These policies and procedures are designed to increase the likelihood that we are prepared to continue operations during times of unexpected disruption, and we have taken steps to minimize risks that could lead to disruptions in our operations and to avoid our customers being harmed in the event of a significant disruption in our operations. Our goal is to ensure organizational resilience across product sets. However, there is no guarantee that these measures will be effective in minimizing any disruption from unexpected events that could result from a variety of causes, including human error, natural disasters (such as hurricanes and floods), infrastructure or network failures (including failures at third-party data centers, by third-party cloud-computing providers, or of aging technology assets), and a disruption to our business that we are not capable of managing could adversely affect us.
We may be unable to derive fully the anticipated benefits from organic growth, existing or future acquisitions, joint ventures, investments, or dispositions, including anticipated revenue and cost synergies, and costs associated with achieving synergies or integrating such acquisitions may exceed our expectations.
We seek to achieve our growth objectives by optimizing our offerings to meet the needs of our customers through organic development, including by delivering integrated workflow platforms, cross-selling our products across our existing customer base, acquiring new customers, implementing operational efficiency initiatives, and through acquisitions, joint ventures, investments and dispositions. However, we may not be able to achieve the expected benefits of our acquisitions, including anticipated revenue, cost synergies or growth opportunities and we may not succeed in cross-selling our products and services. Moreover, we may not be able to integrate the assets acquired in any such acquisition or achieve our expected cost synergies without increases in costs or other difficulties. Furthermore, future acquisitions may not be completed on acceptable terms, and we may ultimately divest unsuccessful acquisitions or investments. Any acquisitions, investments, and dispositions will be accompanied by the risks commonly encountered in such transactions, including, among other things, assuming potential liabilities of an acquired company, managing the potential disruption to our ongoing business, incurring expenses associated with the amortization of intangible assets, particularly for intellectual property and other intangible assets, incurring expenses associated with an impairment of all or a portion of goodwill and other intangible assets, and failing to implement or remediate controls, procedures, and policies appropriate for a larger public company at acquired companies that prior to the acquisition lacked such controls. If we are unable to successfully execute on our strategies to achieve our growth objectives, drive operational efficiencies, realize our anticipated cost or revenue synergies or if we experience higher than expected operating costs that cannot be adjusted accordingly, our growth rates and profitability could be adversely affected, and the market price of our ordinary shares may decline. Furthermore, acquisitions may subject us to new types of risks to which we were not previously exposed.
Our brand and reputation are key assets and competitive advantages of our company, and our business may be affected by how we are perceived in the marketplace.
Our ability to attract and retain customers is affected by external perceptions of our brand and reputation. Failure to protect the reputation of our brands may adversely impact our credibility as a trusted source of content and may have a negative impact on our business. In addition, in certain jurisdictions we engage sales agents in connection with the sale of certain of our products and services. Poor representation of our products and services by agents, or entities acting without our permission, could have an adverse effect on our brands, reputation, and business.
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
We have international operations and, accordingly, our business is subject to risks resulting from differing legal and regulatory requirements, political, social and economic conditions and unforeseeable developments in a variety of jurisdictions. Our international operations are subject to the following risks, among others:
•political instability;
•international hostilities (including the ongoing war between Russia and Ukraine and related sanctions, the ongoing war between Israel and Hamas, the renewed tensions between Serbia and Kosovo, and related negative economic impacts), military actions, terrorist or cyber-terrorist activities, natural disasters, pandemics, and infrastructure disruptions;
•China’s domestic policy and increased preference for nationalized content;
•differing economic cycles and adverse economic conditions;
•unexpected changes in regulatory environments and government interference in the economy and the possibility that the U.S. could default on its debt obligations;
•high inflationary pressures and consistently high interest rates;
•differing labor regulations in locations where we have a significant number of employees;
•foreign exchange controls and restrictions on repatriation of funds;
•fluctuations in currency exchange rates;
•insufficient protection against product piracy and differing protections for IP rights;
•varying regulatory and legislative frameworks regarding the use and implementation of AI;
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
In addition, the international scope of our business operations subjects us to multiple overlapping tax regimes that can make it difficult to determine what our obligations are in particular situations, and relevant tax authorities may interpret rules differently over time. These tax regimes may relate to corporate income taxes, withholding taxes on remittances, payments by our partnerships or subsidiaries, withholding taxes on share-based compensation, and adverse tax consequences of a U.S. person exceeding a particular ownership threshold in our ordinary shares, among other issues. If any tax authority were to dispute a position we have taken or may take in the future and successfully proceed against us, this could adversely affect our cash flows and financial position, and the amounts we could be required to pay may be significant.
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
As described in our financial statements included in this annual report, we account for our private placement warrants as liabilities at fair value on the balance sheet. The private placement warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized in the income statement in each period for which earnings are reported. We will continue to adjust the liability for changes in fair value until the earlier of exercise or expiration of the warrants. The volatility introduced by changes in fair value on earnings may have an adverse effect on the market price of our ordinary shares.
We have incurred impairment charges for our goodwill and may incur further impairment charges for our goodwill and other intangible assets, which would negatively impact our operating results.
In both 2023 and 2022, we recorded goodwill impairment charges that arose primarily due to worsening macroeconomic and market conditions. We review goodwill for impairment at least annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that carrying value may not be recoverable. If we continue to experience adverse or worsening macroeconomic or market conditions or if we experience other indicators of potential impairment, we may need to record additional impairment charges. In the event we are required to record additional non-cash impairment charges to our goodwill, other intangible assets, or long-lived assets, such a charge could have a material adverse effect on our financial condition and results of operations.
We have identified a material weakness in our internal control over financial reporting, and if we are not able to remediate the material weakness, or if we identify additional material weaknesses in the future or otherwise fail to design and maintain effective internal control over financial reporting, we may be unable to provide accurate financial statements, meet our reporting obligations, or prevent or detect material misstatements.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended, our management is required to report on, and our independent registered public accounting firm is required to attest to, the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. Annually, we perform activities that include reviewing, documenting, and testing our internal control over financial reporting.
As previously disclosed, we have identified a material weakness in our internal control over financial reporting related to the preparation and review of the footnote disclosures included in our consolidated financial statements, including controls related to the completeness and accuracy of the underlying information used in the preparation of the footnote disclosures. If left unremediated, this material weakness could result in additional misstatements of the footnote disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected, and we would not be able to conclude that we have an effective internal control environment. If we fail to achieve and maintain an effective internal control environment, we could fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information. This could result in significant expenses to remediate any internal control deficiencies and lead to a decline in our stock price.
We have designed and implemented new control activities to address the material weakness, but the control activities have to operate for a sufficient period of time to allow management to test and conclude that the new controls are operating effectively. We may not be successful in remediating the material weakness or be able to identify and remediate additional control deficiencies, including material weaknesses, on a timely basis in the future. For further discussion of the material weakness, see Item 9A. Controls and Procedures of this annual report.
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Cybersecurity Risk Management and Strategy
At Clarivate, cybersecurity risk management is an integral part of our Enterprise Risk Management program. Because we are a global information services provider, our business is highly dependent on the protection of our proprietary software and content, as well as the timeliness, accuracy, and availability of our offerings. Consequently, we are highly sensitive to risks from cybersecurity threats to our information systems, particularly those threats that would affect our ability to continue to provide real-time access to our database content and analysis. To mitigate these threats, we utilize the following processes and governance structure.
Our Information Security Risk Management program is based on recognized industry governance frameworks, including the International Organization for Standardization. It provides a framework to identify, assess, and control cybersecurity threats and incidents. We perform an annual information security risk assessment with the assistance of independent security companies, with the aim to embed information security principles and objectives into our culture, business operations, and support functions.
Our cybersecurity efforts also include mandatory information security awareness training for all employees, clearly defined expectations for acceptable use policies, and certification of adherence to a code of conduct. The IT Governance, Risk, and Compliance (“IT GRC”) team conducts periodic audits to evaluate policy and regulatory compliance, recording findings for subsequent review and remediation initiatives. We also leverage internal and external security subject matter experts to conduct comprehensive risk assessments, including architecture reviews, vulnerability scans, penetration tests, application security evaluations, and technical compliance reviews.
We maintain a security threat intelligence system that collects and analyzes data from internal vulnerability management tools, vendors, and third-party security organizations. Our patch management standard is designed to ensure that appropriate patching practices are consistently applied to our technology infrastructure, and a Security Operations Center enhances our real-time awareness, event correlation, and incident response capabilities.

As part of our risk management program, we also assess cybersecurity risks associated with third-party service providers. We have processes in place to oversee and identify material risks from cybersecurity threats associated with our engagement of such providers, including the use of cybersecurity risk criteria when determining the selection and oversight of those service providers.
Cybersecurity Governance
The Board of Directors, acting directly and through its committees, is responsible for the oversight of our risk management programs. The Board’s Risk & Sustainability Committee has the delegated responsibility for the oversight of key enterprise risks, including risks from cybersecurity threats. The committee also provides oversight of our policies and processes for monitoring and mitigating such risks. Among other duties, the Risk & Sustainability Committee receives and reviews periodic reports from management pertaining to cybersecurity programs and data protection controls, as well as other information security reports that the committee deems appropriate. The committee meets at least quarterly, and the chair of the committee gives regular reports to the Audit Committee and the full Board of Directors on its activities.
Management is responsible for day-to-day risk management activities, including those relating to information systems and cybersecurity. We employ an internal chief information security officer (“CISO”) who has more than 25 years of technology industry leadership, cybersecurity expertise, and engineering and operations experience. Our CISO and his team of certified security subject matter experts (collectively, “Information Security”) have deep experience and expertise in cybersecurity and lead our organizational efforts to assess and manage material risks associated with our information systems and cybersecurity threats. Our dedicated Information Security Steering Committee regularly reviews our most significant information security risks, strategic projects, and KPIs. On a quarterly basis, Information Security also meets with business segment leadership to discuss the most significant risks, including identifying potentially material risks and developing, implementing, and applying reasonable risk mitigation processes.
Our risk management programs are developed, implemented, managed, and reviewed at the direction of Information Security and business segment leaders, with subsequent actions determined based on the results of these preventive and detective controls. We have implemented incident response procedures that define our approach when potential security incidents are identified, with clear definition of the escalation path, including when notification to the Risk & Sustainability Committee is required. Depending on the assessed severity of the incident, the Risk & Sustainability Committee may be notified immediately or at its next regularly scheduled meeting.
Item 2. Properties.
Our corporate headquarters is located in the leased premises located at 70 St. Mary Axe, London EC3A 8BE, United Kingdom. We lease office facilities at 56 locations; 24 are in the U.S. We believe that our facilities, generally used across each of our segments, are well maintained and are suitable and adequate for our current needs.
Item 3. Legal Proceedings.
From time to time, we are a party to various lawsuits, claims, and other legal proceedings that arise in the ordinary course of our business. While the outcomes of these matters are uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows. For additional discussion of legal proceedings, see Note 17 - Commitments and Contingencies included in Part II, Item 8 of this annual report.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Market Information
Our ordinary shares are traded on the New York Stock Exchange under the symbol “CLVT.”
Holders
As of December 31, 2023, there were 101 holders of record of ordinary shares. A substantially greater number of holders of our ordinary shares are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
Dividends
We did not pay any dividends to ordinary shareholders during the year ended December 31, 2023. We presently intend to retain our earnings for use in business operations and, accordingly, we do not anticipate that our board will declare dividends related to ordinary shares in the foreseeable future. In addition, the terms of our credit facilities and the indentures governing our secured notes include restrictions that may impact our ability to pay dividends.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information as of December 31, 2023, with respect to compensation plans under which equity securities are authorized for issuance.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights		(b) Weighted-average exercise price of outstanding options, warrants, and rights		Number of securities remaining available for issuance under equity compensation plans
Equity Compensation Plans Approved by Security Holders
2019 Incentive Award Plan	16,625,898	(1)	$13.41	(2)	26,783,017	(3)
Equity Compensation Plans Not Approved by Security Holders	N/A		N/A		N/A
Total	16,625,898		$13.41		26,783,017
(1) Includes (a) 3,084,218 stock options, (b) 10,765,638 restricted share units, and 2,776,042 performance share units at target performance levels that were granted with no exercise price or other consideration.
(2) The weighted-average exercise price is reported for the outstanding stock options reported in the first column. There are no exercise prices for the restricted share units or performance share units.
(3) The total number of securities available to be issued under the 2019 Incentive Award Plan (excluding securities reflected in column (a)).
Issuer Purchases of Equity Securities
The following table sets forth the total number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during the three months ended December 31, 2023.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Plans or Programs(2)
October 1, 2023 - October 31, 2023	8,705	$6.77	—	$400
November 1, 2023 - November 30, 2023	604,463	$6.63	—	$400
December 1, 2023 - December 31, 2023	32,430	$8.48	—	$400
Total	645,598		—

(1) Consists of shares withheld to satisfy tax withholding obligations on behalf of employees that occur upon vesting and delivery of outstanding shares underlying stock options and restricted share units under the 2019 Incentive Award Plan.
(2) In February 2022, our Board of Directors approved the repurchase of up to $1,000.0 of our ordinary shares through open-market purchases, to be executed through December 31, 2023. In May 2023, our Board of Directors approved the extension of the share repurchase authorization through December 31, 2024, and reduced the authorization from $1,000.0 to $500.0. To enable the buybacks under the Board’s authorization, we obtained shareholder approval on July 27, 2023 to permit us to conduct open-market purchases of up to 100.0 million of our ordinary shares from time to time as approved by the Board of Directors at a minimum purchase price of $1 per share and maximum purchase price of $35 per share. As of December 31, 2023, we had approximately $400.0 of availability remaining under this program.
Performance Graph
The following graph compares our total cumulative shareholder return with the Standard & Poor’s Composite Stock Index (“S&P 500”) and a market capitalization-weighted peer index consisting of FactSet Research Systems Inc.; Gartner, Inc.; Moody’s Corporation; MSCI Inc.; S&P Global Inc.; and Verisk Analytics, Inc.
The graph assumes a $100 cash investment on May 14, 2019, and the reinvestment of all dividends, where applicable. This graph is not indicative of future financial performance.

Item 6. [Reserved]

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except option prices, ratios or as noted)
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our Consolidated Financial Statements, including the notes thereto, included elsewhere in this annual report. Certain statements in this section are forward-looking statements as described in the Cautionary Note Regarding Forward-Looking Statements of this annual report. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is outlined under Item 1A. Risk Factors of this annual report.
Overview
We are a leading global information services provider. We connect people and organizations to intelligence they can trust to transform their world. We bring together enriched data, analytics and insights, workflow software, and expert services, grounded in deep domain expertise across the spectrum of knowledge, research, and innovation. Our subscription and technology-based solutions cover the Academia & Government (“A&G”), Intellectual Property (“IP”), and Life Sciences & Healthcare (“LS&H”) markets.
For further information about our business, customers, segments, and people, see Item 1. Business included in Part I of this annual report.
Key Performance Indicators
We regularly monitor the following key performance indicators to evaluate our business and trends, measure our performance, prepare financial projections, and make strategic decisions. Organic revenue growth, Annualized Contract Value, Annual Renewal Rates, Adjusted EBITDA, Adjusted EBITDA margin, and Free Cash Flow are key performance indicators because they are a basis upon which management assesses our performance and we believe they reflect the underlying trends and indicators of our business by allowing management to focus on the most meaningful indicators of our continuous operational performance.
Adjusted EBITDA, Adjusted EBITDA margin, and Free Cash Flow are financial measures that are not prepared in accordance with U.S. generally accepted accounting principles (“non-GAAP”). Although we believe these measures may be useful to investors for the same reasons described above, these measures are not a substitute for GAAP financial measures or disclosures. Reconciliations of our non-GAAP measures to the corresponding most closely related measures calculated in accordance with GAAP are provided further below.
Organic revenue growth
We review year-over-year organic revenue growth in our segments as a key measure of our success in addressing customer needs. We also review year-over-year organic revenue growth by transaction type to help us identify and address broad changes in product mix, and by geography to help us identify and address changes and revenue trends by region. We measure organic revenue growth excluding acquisitions, disposals, and foreign currency impacts. We define these components as follows:
•Organic: Revenue generated from pricing, up-selling, securing new customers, sales of new or enhanced product offerings, and any other revenue change drivers except for changes from acquisitions, disposals, and foreign currency.
•Acquisitions: Revenue generated from acquired products and services from the date of acquisition to the first anniversary date of that acquisition.
•Disposals: Revenue generated in the prior year comparative period from product lines, services, and/or businesses divested from the date of the sale in the current period presented or included within a disposal group.
•Foreign Currency (“FX”): The difference between current revenue at current exchange rates and current revenue at the corresponding prior period exchange rates.
Annualized Contract Value
Annualized Contract Value (“ACV”), at a given point in time, represents the annualized value for the next 12 months of subscription-based license agreements with our customers, assuming that all expiring license agreements during that period

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except option prices, ratios or as noted)
are renewed at their current price level. The renewal period for our subscriptions generally starts 90 days before the end of the current subscription period. Our calculation of ACV includes the impact of downgrades, upgrades, price increases, and cancellations during the reporting period.
We monitor ACV because it represents a leading indicator of the potential subscription revenues that may be generated from our existing customer base over the upcoming 12-month period. Measurement of subscription revenues as a key operating metric is particularly relevant because a majority of our revenues are generated from subscription-based license agreements. Actual subscription revenues that we recognize during any 12-month period are likely to differ from ACV at the beginning of that period, sometimes significantly. This may occur for various reasons, including subsequent changes in annual renewal rates, impacts of price increases (or decreases), cancellations, upgrades and downgrades, and acquisitions and divestitures. We calculate and monitor ACV for each of our segments and use the metric as part of our evaluation of our business and trends.
The following table presents our ACV as of the dates indicated:

	December 31,			Change
	2023	2022	2021	2023 vs. 2022(1)	2022 vs. 2021(2)
Annualized Contract Value	$1,591.9	$1,581.9	$1,611.8	0.6%	(1.9)%
(1) The change in ACV was primarily from organic ACV growth of 2.6% attributed to the impact of price increases, offset by changes in FX rates.
(2) The change in ACV is primarily due to the disposition of MarkMonitor in October 2022, supplemented by organic ACV growth of 2.6%.
Annual Renewal Rates
Our revenues are primarily subscription based, which leads to high revenue predictability. Our ability to retain existing subscription customers is a key performance indicator that helps explain the evolution of our historical results and is a leading indicator of our revenues and cash flows for the subsequent reporting period.
“Annual renewal rate” is the metric we use to determine renewal levels by existing customers across our segments, and is a leading indicator of renewal trends, which impact the evolution of our ACV and results of operations. We calculate the annual renewal rate for a given period by dividing (a) the annualized dollar value of existing subscription product license agreements that are renewed during that period, including the value of any product downgrades, by (b) the annualized dollar value of existing subscription product license agreements that come up for renewal in that period. “Open renewals,” which we define as existing subscription product license agreements that come up for renewal but are neither renewed nor canceled by customers during the applicable reporting period, are excluded from both the numerator and denominator of the calculation. We calculate the annual renewal rate to reflect the impact of product downgrades but not the impact of product upgrades upon renewal, because upgrades reflect the purchase of additional services.
The impact of upgrades, new subscriptions, and product price increases is reflected in ACV, but not in annual renewal rates. Our annual renewal rates were 92%, 91%, and 91% for the years ended December 31, 2023, 2022, and 2021, respectively.
Adjusted EBITDA and Adjusted EBITDA margin
Adjusted EBITDA is presented because it is a basis upon which our management assesses our performance, and we believe it is useful for investors to understand the underlying trends of our operations. Adjusted EBITDA represents Net income (loss) before the Provision (benefit) for income taxes, Depreciation and amortization, and Interest expense, net, adjusted to exclude acquisition and/or disposal-related transaction costs, share-based compensation, mandatory convertible preferred share dividend expense, unrealized foreign currency gains/losses, restructuring expenses, non-operating income and/or expense, the impact of certain non-cash fair value adjustments on financial instruments, legal settlements, impairments, and other items that are included in Net income (loss) for the period that we do not consider indicative of our ongoing operating performance. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by Revenues, net.
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

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except option prices, ratios or as noted)
Free Cash Flow
We use Free Cash Flow in our operational and financial decision-making and believe Free Cash Flow is useful to investors because similar measures are frequently used by securities analysts, investors, ratings agencies, and other interested parties to measure the ability of a company to service its debt. Our presentation of Free Cash Flow should not be construed as a measure of liquidity or discretionary cash available to us to fund our cash needs, including investing in the growth of our business and meeting our obligations.
We define Free Cash Flow as Net cash provided by (used for) operating activities less Capital expenditures. For further discussion on free cash flow, including a reconciliation to cash flows provided by (used for) operating activities, refer to Liquidity and Capital Resources - Cash Flows below.
Critical Accounting Policies and Estimates
The preparation of the consolidated financial statements in accordance with GAAP requires management to make significant judgments and estimates that affect the amounts reported in the consolidated financial statements. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, and we review these estimates on an ongoing basis. We consider the following accounting policies and associated estimates to be critical to understanding our financial statements because the application of these policies requires management’s subjective or complex judgments about the effects of matters that are inherently uncertain. These significant judgments could have a material impact on our financial statements if actual performance should differ from historical experience or from our initial estimates, or if our assumptions were to change. For further information about our significant accounting policies, including the policies discussed below, see Note 1 - Nature of Operations and Summary of Significant Accounting Policies included in Part II, Item 8 of this annual report.
Revenue Recognition
Most of our products and services are provided under agreements containing standard terms and conditions. The majority of our revenue is derived from subscription arrangements, which generally are initially deferred and then recognized ratably over the contract term. These arrangements typically do not require any significant judgments or estimates about when revenue should be recognized.
A limited number of re-occurring and transaction agreements contain multiple performance obligations. We apply judgment in identifying the separate performance obligations to be delivered under the arrangement and allocating the transaction price based on the estimated standalone selling price of each performance obligation.
Business Combinations
We apply the acquisition method of accounting to our business combinations. Substantially all of the assets acquired, liabilities assumed, and contingent consideration are allocated based on their estimated fair values, which requires significant management judgment. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable. We estimate the fair value of customer relationships intangible assets through a discounted cash flow (“DCF”) model using the multi-period excess earnings method, which involves the use of significant estimates and assumptions related to projected revenue growth rates, EBITDA margins, projected cash flows, royalty rates, tax rates, discount rates, tax amortization benefits, and customer attrition rates, among other items. We estimate the fair value of technology, databases, and trade name intangible assets through a DCF model using the relief-from-royalty method, which involves the use of significant estimates and assumptions related to projected revenue growth rates, royalty rates, tax rates, discount rates, tax amortization benefits, and obsolescence rates. Significant estimates and assumptions used in determining the fair value of intangible assets may change during the finalization of the purchase price allocation as additional information about assets at the date of acquisition becomes available; as a result, we may make adjustments to the initial provisional amounts recorded for intangible assets acquired in the year following acquisition.
When a business combination involves contingent consideration, we record a liability for the estimated cost of such contingencies when expenditures are probable and reasonably estimable. A significant amount of judgment is required to estimate and quantify the potential liability in these matters. We engage outside experts as deemed necessary or appropriate to assist in the calculation of the liability; however, management is responsible for evaluating the estimate. We reassess the estimated fair value of the contingent consideration at the end of each quarter and record any changes in value as necessary.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except option prices, ratios or as noted)
Goodwill and Indefinite-Lived Intangible Assets
Goodwill
We perform goodwill impairment testing during the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that carrying value may not be recoverable. In assessing whether a potential impairment event has occurred, we evaluate various factors, many of which are subjective and require significant judgment. Examples of such factors include significant negative industry or economic trends, persistent declines in our market value, significant changes in regulatory requirements or the legal environment, and segment changes.
We estimate the fair value of a reporting unit using a DCF model. Our DCF model relies significantly on our internal forecasts of future cash flows and long-term growth rates. Significant judgments and estimates made in this analysis include projected revenue growth rates and EBITDA margins, tax rates, terminal values, and discount rates. Changes in these estimates and assumptions could materially affect the determination of estimated fair value and we could be required to record additional impairment charges.
In 2023, we performed our annual goodwill impairment assessment in the fourth quarter using a quantitative approach. The annual assessment coincided with a change in our reporting units wherein the legacy ProQuest and Web of Science Group reporting units were combined into a single reporting unit, A&G. The goodwill impairment assessment included an analysis of the impacted reporting units immediately before and immediately after the change and concluded there was no impairment in either scenario. Based on the quantitative analysis, we determined that the carrying value of the IP and LS&H segment reporting units exceeded their respective fair values, resulting in a goodwill impairment charge of $844.7. The impairment charge recorded for the IP reporting unit represented a total write-off of the associated goodwill. The impairments were primarily due to worsening macroeconomic and market conditions.
In completing the annual quantitative goodwill impairment assessment, we used weighted average cost of capital (“WACC”) discount rate assumptions of 9.5%, 10%, and 11% for the A&G, LS&H, and IP reporting units, respectively. The discount rates were derived using a capital asset pricing model and analyzing published rates for industries relevant to each reporting unit to estimate the cost of equity financing. We used discount rates we believe to be commensurate with the risks and uncertainty inherent in the respective reporting units and in our internally developed forecasts. The use of a different set of assumptions and estimates could have resulted in materially different results. For our LS&H reporting unit, a 50 basis point increase in the discount rate would result in an incremental impairment charge of less than $90.0.
In September 2022, we performed a quantitative goodwill impairment test that resulted in a goodwill impairment charge of $4,407.9 across three of our four reporting units at the time; the impairment charge resulted in a full goodwill write-off for two of the four reporting units. Similar to our 2023 analysis, our 2022 analysis utilized discount rates derived from a capital asset pricing model and an analysis of published rates for industries relevant to each reporting unit. For those reporting units whose estimated fair values exceeded their carrying values, we applied a hypothetical sensitivity analysis by increasing the discount rate by 100 basis points and, in a separate test, by reducing the fair value of those reporting units by 10%. As a result of either scenario, the IP reporting unit’s fair value was approximately equal to its carrying value. All other reporting units evaluated under either scenario reflected fair values well in excess of carrying values by at least 40%. We subsequently performed our annual goodwill impairment test by applying a qualitative assessment, in which we considered factors such as those described above, as well as the historical significant level of headroom. We did not identify any additional impairment charge requirements as a result of the annual test performed in the fourth quarter of 2022.
If any of our DCF assumptions or estimates fall short of our projections, we could experience additional impairment events in the future.
Indefinite-Lived Intangible Assets
Our indefinite-lived intangible assets consist of purchased brand trade names. In 2023 and 2022, we used a qualitative assessment to evaluate events and circumstances that might impact the value of each trade name. In 2021, we performed a quantitative assessment using the relief-from-royalty method that indicated that the fair value of our trade names was significantly in excess of carrying value. We did not identify any impairments of our indefinite-lived intangible assets in 2023, 2022, or 2021.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except option prices, ratios or as noted)
Long-Lived Assets (including Other Intangible Assets)
We evaluate long-lived assets, including property and equipment, definite-lived intangible assets, and right-of-use lease assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, we assess recoverability by comparing the carrying amount of the asset to our estimate of the future undiscounted cash flows expected to be generated by the asset over its remaining life. We exercise judgment in selecting the appropriate assumptions to use in the estimated future undiscounted cash flows analysis. If the carrying amount of the asset exceeds its estimated future cash flows, we recognize an impairment charge equal to the amount by which the carrying amount of the asset exceeds its fair value.
Share-Based Compensation
Share-based compensation expense includes cost associated with stock options, restricted share units (“RSUs”) and performance share units (“PSUs”) granted to certain key members of management.
The share-based compensation cost of time-based RSU and PSU grants is calculated by multiplying the grant date fair value by the number of shares granted. We engage a third-party valuation expert to perform a Monte Carlo simulation that estimates the grant date fair value for PSUs that have a market-based modifier component. We recognize compensation expense over the vesting period of the award on a graded-scale basis, and we recognize forfeitures as they occur. Each quarter, we estimate the number of shares that are expected to vest and adjust our expense accordingly.
Income Taxes
We recognize income taxes under the asset and liability method. Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect our best assessment of estimated current and future taxes to be paid. Significant judgments and estimates are required in determining the consolidated income tax expense for financial statement purposes. In assessing the realizability of deferred tax assets, we consider all available positive and negative evidence factors. Evidence considered includes historical and projected future taxable income by tax jurisdiction, character and timing of income or loss, and prudent and feasible tax planning strategies. We record a valuation allowance to reduce our deferred tax assets to an amount that is more likely than not to be realized. Unforeseen future events, such as changes in market conditions and changes in tax laws, could have a material impact on the realizability of deferred tax assets.
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. We record tax benefits when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. Because of the complexity of some of these uncertainties, the ultimate resolution of our uncertain tax positions may result in a payment that is materially different from our current estimates. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.
Recently Issued Accounting Pronouncements
We do not believe that any recently issued accounting pronouncements will have a material impact on our financial condition or results of operations. For additional information related to recently issued and adopted accounting pronouncements, see Note 1 - Nature of Operations and Summary of Significant Accounting Policies included in Part II, Item 8 of this annual report.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except option prices, ratios or as noted)
Results of Operations

	Year Ended December 31,			% Change
(in millions)	2023	2022	2021	23 vs ’22	22 vs ’21
Revenues, net	$2,628.8	$2,659.8	$1,876.9	(1)%	42%
Operating expenses:
Cost of revenues	906.4	954.0	626.1	(5)%	52%
Selling, general and administrative costs	739.7	729.9	643.0	1%	14%
Depreciation and amortization	708.3	710.5	537.8	—%	32%
Goodwill and intangible asset impairments	979.9	4,449.1	—	(78)%	N/M
Restructuring and other impairments	40.0	66.7	129.5	(40)%	(48)%
Other operating expense (income), net	(10.8)	(324.8)	27.5	(97)%	N/M
Total operating expenses	3,363.5	6,585.4	1,963.9
Income (loss) from operations	(734.7)	(3,925.6)	(87.0)
Fair value adjustment of warrants	(15.9)	(206.8)	(81.3)	(92)%	N/M
Interest expense, net	293.7	270.3	252.5	9%	7%
Income (loss) before income tax	(1,012.5)	(3,989.1)	(258.2)
Provision (benefit) for income taxes	(101.3)	(28.9)	12.3	N/M	N/M
Net income (loss)	(911.2)	(3,960.2)	(270.5)
Dividends on preferred shares	75.4	75.4	41.5	—%	82%
Net income (loss) attributable to ordinary shares	$(986.6)	$(4,035.6)	$(312.0)
N/M - Represents a change approximately equal or in excess of 100% or not meaningful.
As discussed below and in the notes to the financial statements, the following factors had a significant impact on the comparability of our results of operations between the periods presented and may affect the comparability of our results of operations in future periods:
•In 2022 and 2023, we recognized substantial goodwill impairments.
•On October 31, 2022, we completed the sale of the MarkMonitor Domain Management business within our IP segment.
•On December 1, 2021, we completed the acquisition of ProQuest, reported primarily within our A&G segment.
•In 2021, we completed public equity and debt offerings.
•In 2021 and 2022, we implemented a number of restructuring programs to integrate acquisitions and to simplify and optimize operations.
Revenues, net
The tables below present the changes in revenues by transaction type, segment, and by geographic region, as well as the components driving the changes between periods.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except option prices, ratios or as noted)
Revenues by transaction type

	Year Ended December 31,		Change		% of Change
	2023	2022	$	%	Acquisitions	Disposals	FX	Organic
Subscription revenues	$1,618.1	$1,618.8	$(0.7)	—%	—%	(3.7)%	1.3%	2.4%
Re-occurring revenues	444.6	441.9	2.7	0.6%	—%	—%	0.4%	0.2%
Transactional and other revenues	566.1	599.1	(33.0)	(5.5)%	—%	(0.7)%	0.6%	(5.4)%
Revenues, net	$2,628.8	$2,659.8	$(31.0)	(1.2)%	—%	(2.4)%	0.9%	0.3%

	2022	2021	$	%	Acquisitions	Disposals	FX	Organic
Subscription revenues	$1,618.8	$1,030.4	$588.4	57.1%	59.7%	(1.1)%	(4.9)%	3.4%
Re-occurring revenues	441.9	453.2	(11.3)	(2.5)%	—%	—%	(7.7)%	5.2%
Transactional and other revenues	599.1	393.3	205.8	52.3%	58.3%	(0.2)%	(3.1)%	(2.7)%
Revenues, net	$2,659.8	$1,876.9	$782.9	41.7%	45.0%	(0.7)%	(5.2)%	2.6%
2023 vs. 2022
Subscription revenues decreased primarily due to the divestiture of the MarkMonitor business partially offset by organic growth driven by price increases, reflecting a trend consistent with the increase in our ACV between periods, and an FX benefit. Transactional and other revenues decreased primarily due to lower LS&H real world data sales and IP trademarks transactional volumes and patent search & analytics revenue.
2022 vs. 2021
Subscription revenues increased primarily due to the acquisition of ProQuest, further supplemented by organic growth driven by price increases and the benefit of net installations, reflecting a trend consistent with the increase in our ACV between periods. Re-occurring revenues decreased due to FX headwinds, partially offset by strong organic growth driven by increases in patent renewal volumes and improvements in yield per case. Transactional and other revenues increased due to the acquisition of ProQuest, partially offset by FX headwinds and lower trademark transactional volumes and patent filing revenue.
Revenues by segment

	Year Ended December 31,		Change		% of Change
	2023	2022	$	%	Acquisitions	Disposals	FX	Organic
Academia & Government	$1,323.3	$1,280.1	$43.2	3.4%	—%	—%	1.2%	2.2%
Intellectual Property	862.7	927.1	(64.4)	(6.9)%	—%	(6.9)%	0.7%	(0.7)%
Life Sciences & Healthcare	442.8	452.6	(9.8)	(2.2)%	—%	—%	1.0%	(3.2)%
Revenues, net	$2,628.8	$2,659.8	$(31.0)	(1.2)%	—%	(2.4)%	0.9%	0.3%

	2022	2021	$	%	Acquisitions	Disposals	FX	Organic
Academia & Government	$1,280.1	$489.4	$790.7	161.6%	164.7%	—%	(4.9)%	1.8%
Intellectual Property	927.1	974.3	(47.2)	(4.8)%	0.3%	(1.3)%	(6.1)%	2.3%
Life Sciences & Healthcare	452.6	413.2	39.4	9.5%	8.6%	—%	(3.2)%	4.1%
Revenues, net	$2,659.8	$1,876.9	$782.9	41.7%	45.0%	(0.7)%	(5.2)%	2.6%
2023 vs. 2022
A&G segment revenues increased from organic growth, primarily related to subscription revenues driven by price increases, reflecting a trend consistent with the increase in our ACV between periods. IP segment revenues decreased primarily due to the divestiture of the MarkMonitor business with organic decline due to lower trademarks transactional volumes and patent search & analytics revenue. LS&H segment revenues decreased primarily due to lower LS&H real world data sales.
2022 vs. 2021
A&G revenues increased primarily due to the acquisition of ProQuest, further supplemented by organic growth driven by increased subscription revenues from price increases and the benefit of net installations. IP segment revenues decreased primarily due to FX headwinds that weren’t fully offset by organic growth driven by increases in patent renewal volumes and improvements in yield per case. LS&H segment revenues increased primarily due to the acquisition of ProQuest, further

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except option prices, ratios or as noted)
supplemented by organic growth driven by increased subscription revenues from price increases, the benefit of net installations, and increases in custom data sales.
Revenues by geography

	Year Ended December 31,		Change		% of Change
	2023	2022	$	%	Acquisitions	Disposals	FX	Organic
Americas	$1,405.5	$1,462.3	$(56.8)	(3.9)%	—%	(3.6)%	0.4%	(0.7)%
Europe/Middle East/Africa	707.5	698.3	9.2	1.3%	—%	(1.3)%	1.9%	0.7%
Asia Pacific	515.8	499.2	16.6	3.3%	—%	(0.5)%	1.5%	2.3%
Revenues, net	$2,628.8	$2,659.8	$(31.0)	(1.2)%	—%	(2.4)%	0.9%	0.3%

	2022	2021	$	%	Acquisitions	Disposals	FX	Organic
Americas	$1,462.3	$924.7	$537.6	58.1%	57.8%	(1.1)%	(2.1)%	3.5%
Europe/Middle East/Africa	698.3	555.8	142.5	25.6%	35.5%	(0.3)%	(8.3)%	(1.3)%
Asia Pacific	499.2	396.4	102.8	25.9%	28.3%	(0.2)%	(7.9)%	5.7%
Revenues, net	$2,659.8	$1,876.9	$782.9	41.7%	45.0%	(0.7)%	(5.2)%	2.6%
2023 vs. 2022
Americas revenues decreased primarily due to the divestiture of the MarkMonitor business and from organic decline, due to lower LS&H real world data and IP re-occurring and transactional revenue. EMEA revenues organic growth was driven by A&G subscription and IP re-occurring revenue. APAC revenues organic growth was driven primarily by A&G subscription revenue.
2022 vs. 2021
In all regions, revenues increased primarily due to the acquisition of ProQuest, partially offset by FX headwinds and reductions from the divestiture of the MarkMonitor business. Americas organic growth of 3.5% was driven by improved subscription and re-occurring revenues and APAC’s organic growth of 5.7% was led by A&G and LS&H subscription revenues increases.
Cost of revenues
Cost of revenues consists of costs related to the production, servicing, and maintenance of our products and are composed primarily of related personnel costs, data center services and licensing costs, and costs to acquire or produce content including royalty fees.
The decrease of 5.0% compared to 2022 was primarily driven by effective contractor spend management and the divestiture of the MarkMonitor business, partially offset by product-related agent costs. As a percentage of revenues, Cost of revenues decreased by 1.4% from the prior year.
The increase of 52.4% compared to 2021 was primarily driven by the acquisition of ProQuest, partially offset by a reduction in product and people-related costs driven by our cost-savings and margin improvement restructuring programs. As a percentage of revenues, Cost of revenues increased by 2.5% from the prior year.
Selling, general and administrative costs
Selling, general and administrative costs (“SG&A”) include nearly all business costs not directly attributable to the production, servicing, and maintenance of our products and are composed primarily of related personnel costs, third-party professional services fees, facility costs like rent and utilities, technology costs associated with our corporate infrastructure, and transaction expenses associated with acquisitions, divestitures, and capital market activities including advisory, legal, and other professional and consulting costs.
The increase of 1.3% compared to 2022 was primarily attributed to increased technology costs associated with increased technology costs to support the business.
The increase of 13.5% compared to 2021 was primarily driven by our acquisition of ProQuest, partially offset by reductions in outside services, share-based compensation, legal, rent, and other miscellaneous business operating expenses.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except option prices, ratios or as noted)
Depreciation and amortization
Depreciation expense relates to our fixed assets, including mainly computer hardware and leasehold improvements, furniture and fixtures. Amortization expense relates to our definite-lived intangible assets, including mainly technology and content, customer relationships, internally generated computer software, and trade names.
2023 was consistent with 2022. As a percentage of revenues, Depreciation and amortization increased by 0.2% from the prior year.
The increase of 32.1% compared to 2021 was primarily driven by the additional amortization from the intangible assets acquired from the ProQuest acquisition. As a percentage of revenues, Depreciation and amortization decreased by 2.0% from the prior year.
Goodwill and intangible asset impairments
In both 2023 and 2022, we completed quantitative goodwill impairment assessments using a DCF analysis to estimate the fair value of each of our reporting units. Based on these quantitative analyses performed, we recorded a total goodwill impairment charge of $844.7 and $4,449 in 2023 and 2022, respectively. Additionally, during the year ended December 31, 2023, in connection with intangible assets classified as assets held-for-sale as of December 31, 2023, we recorded an impairment charge of $132.2 and a $3.0 goodwill impairment charge associated with the disposal group’s allocated portion of the IP segment reporting unit’s goodwill balance.
For additional information regarding our recent goodwill and intangible asset impairments, see Note 6 - Other Intangible Assets, net and Goodwill included in Part II, Item 8 of this annual report.
Restructuring and other impairments
Restructuring and impairment expense includes costs associated with involuntary termination benefits provided to employees under the terms of a one-time benefit arrangement, ongoing benefit arrangements, certain contract termination costs, other costs associated with an exit or disposal activity and impairment charges associated with right-of-use assets in which we’ve ceased the use of during the period. We’ve incurred total lifetime costs of approximately $302 related to approved restructuring plans to streamline operations within targeted areas of our business dating back to 2019, primarily related to acquisition integration programs. As of December 31, 2023, we expect to incur approximately $20 of additional restructuring costs associated with the Segment Optimization Program, which we expect to incur primarily within 2024. Restructuring and other impairments also includes write-downs associated with equity investments of $6.1 in 2023. For further information regarding each of our restructuring initiatives and impairment impacts, see Note 13 - Restructuring and Other Impairments included in Part II, Item 8 of this annual report.
The decrease of 40.0% compared to 2022 was driven by the wind-down of expenses associated with the ProQuest Acquisition Integration and OneClarivate Program, partially offset by an increase to expenses incurred related to the Segment Optimization Program and the impact of the equity investment write-downs.
The decrease of 48.5% compared to 2021 was driven by the wind-down of expenses associated with the CPA Global Acquisition Integration and Optimization Program, DRG Acquisition Integration Program, and Operation Simplification and Optimization Program, partially offset by increased expenses incurred related to the One Clarivate and ProQuest Acquisition Integration Program.
Other operating expense (income), net
The change of $314.0 in 2023 compared to 2022 was driven by a $278.5 gain on sale from the divestiture of the MarkMonitor business in the prior year, and, to a lesser extent, a net loss on foreign exchange remeasurement in 2023 compared to a net gain in the prior year with the largest impact derived from transactions denominated in GBP. These factors were partially offset by a gain on legal settlement of $49.4 in 2023.
The change of $352.3 in 2022 compared to the $27.5 net expense in 2021 was driven by a $278.5 gain on sale from the divestiture of the MarkMonitor business, and, to a lesser extent, a net gain on foreign exchange remeasurement compared to a net loss in the prior year with the largest impacts derived from transactions denominated in GBP.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except option prices, ratios or as noted)
Fair value adjustment of warrants
We account for our outstanding private placement warrants as liabilities at fair value on the balance sheet, which are subject to remeasurement at each balance sheet date and any change in fair value is recognized as of the end of each period for which earnings are reported. The adjustments in fair value, resulting in a gain in the current and comparative years, was driven primarily by changes in the risk-free rate, our share price, and the impact of those changes as key inputs to the Black-Scholes option valuation model.
Interest expense, net
The increase of 8.7% compared to 2022 was primarily driven by higher floating interest rates on borrowings under the Term Loan Facility, partially offset by gains under our interest rate swap program and debt prepayments.
The increase of 7.0% compared to 2021 was primarily driven by higher floating interest rates on borrowings under the Term Loan Facility and from our private placement offerings and subsequent exchange offers of the Senior Secured Notes due 2028 and Senior Notes due 2029, which took place in the second and third quarter of 2021, respectively.
Provision (benefit) for income taxes
The increased benefit in 2023 compared to 2022 was primarily due to one-time tax benefits recorded in the year ended December 31, 2023, offset by one-time tax benefits recorded in 2022. In 2023, we recorded a tax benefit from settlement of an open tax dispute, a tax benefit associated with the impairment of intangible assets, a tax benefit relating to the partial release of valuation allowance recorded against certain U.S. tax attributes, and a tax benefit resulting from goodwill impairment. In 2022, we recorded tax benefits from the release of a valuation allowance upon the execution of an internal legal entity restructuring, and from the release of an uncertain tax position that was favorably resolved.
In December 2021, the Organization for Economic Co-operation and Development (“OECD”) issued model rules for a new global minimum tax framework under its “Pillar Two” initiative, and various governments around the world have issued, or have announced that they plan to issue, legislation consistent with the OECD model rules. We are within the scope of the OECD Pillar Two model rules.
During Q3 2023, the United Kingdom enacted legislation consistent with the OECD model rules, which will be effective beginning January 1, 2024. We are in the process of assessing the impact of legislation enacting global minimum tax rules in various jurisdictions. Based on our most recent tax filings, country-by-country reporting, and financial information available, we believe that most of the jurisdictions in which we operate will meet the requirements for transitional safe harbor relief. Therefore, we do not expect the global minimum tax to have a material impact in 2024. However, future legislation or changes in our financial results could materially increase our global minimum tax expense in future years.
The benefit in 2022 compared to the provision in 2021 was driven by one-time tax benefits from the release of a valuation allowance upon the execution of an internal legal entity restructuring effective December 31, 2022, and from the release of an uncertain tax position that was favorably resolved. These benefits were partially offset by tax expense accruals on a significant fair value adjustment gain on our outstanding private placement warrants and on an increase in taxable income in tax-paying jurisdictions.
Dividends on preferred shares
Dividends on our mandatory convertible preferred shares are calculated at an annual rate of 5.25% of the liquidation preference of $100.00 per share. We may pay declared dividends on March 1, 2024 and June 1, 2024 prior to the automatic conversion of these shares.
Adjusted EBITDA and Adjusted EBITDA margin (non-GAAP measure)
The following table presents our calculation of Adjusted EBITDA and Adjusted EBITDA margin for the years ended December 31, 2023, 2022, and 2021, and reconciles these measures to our Net income (loss) for the same periods:

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except option prices, ratios or as noted)

	Year Ended December 31,
	2023	2022	2021
Net income (loss) attributable to ordinary shares	$(986.6)	$(4,035.6)	$(312.0)
Dividends on preferred shares	75.4	75.4	41.5
Net income (loss)	(911.2)	(3,960.2)	(270.5)
Provision (benefit) for income taxes	(101.3)	(28.9)	12.3
Depreciation and amortization	708.3	710.5	537.8
Interest expense, net	293.7	270.3	252.5
Transaction related costs(1)	8.2	14.2	46.2
Share-based compensation expense	108.9	102.2	139.6
Gain on sale from divestitures	—	(278.5)	—
Goodwill and intangible asset impairments	979.9	4,449.1	—
Restructuring and other impairments	40.0	66.7	129.5
Fair value adjustment of warrants	(15.9)	(206.8)	(81.3)
Other(2)	6.6	(25.9)	34.3
Adjusted EBITDA	$1,117.2	$1,112.7	$800.4
Adjusted EBITDA margin	42.5%	41.8%	42.6%
(1) Includes costs incurred to complete business combination transactions, including acquisitions, dispositions, and capital market activities, and includes advisory, legal, and other professional and consulting costs. 2021 also includes the mark-to-market adjustment (gains) on the contingent stock consideration associated with the CPA Global and DRG acquisitions.

(2) Primarily reflects the net impact of foreign exchange gains and losses related to the remeasurement of balances and other items that do not reflect our ongoing operating performance. 2023 also includes a $49.4 gain on legal settlement (for further information, see Note 17 - Commitments and Contingencies included in Part II, Item 8 of this annual report).

Liquidity and Capital Resources
We finance our operations primarily through cash generated by operating activities and through borrowing activities. As of December 31, 2023, we had $370.7 of cash and cash equivalents and $740.8 of available borrowing capacity under our revolving credit facility.
Cash Flows
We have historically generated significant cash flows from our operating activities. Our subscription-based revenue model provides a steady and predictable source of revenue and cash flow for us, as we typically receive payments from our customers at the start of the subscription period (usually 12 months) and recognize revenue ratably throughout that period. Our high customer renewal rate, stable margins, and efforts to improve operating efficiencies and working capital management also contribute to our ability to generate solid operating cash flows, The following table discloses our consolidated cash flows by activity for the periods presented:

	Year Ended December 31,
	2023	2022	2021
Net cash provided by (used for) operating activities	$744.2	$509.3	$323.8
Net cash provided by (used for) investing activities	(237.4)	57.3	(4,044.5)
Net cash provided by (used for) financing activities	(496.5)	(759.2)	4,032.2
Cash Flows Provided by (Used for) Operating Activities
The increase of $234.9 in 2023 was primarily due to materially lower one-time costs as acquisition integration is complete, as well as improvements in working capital.
The increase of $185.5 in 2022 was primarily due to higher earnings excluding the non-cash goodwill impairment charge, as well as working capital timing.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except option prices, ratios or as noted)
Cash Flows Provided by (Used for) Investing Activities
The $(294.7) change in 2023 was primarily due to the proceeds received in the prior year from the sale of the MarkMonitor business and increased capital spending to fuel product innovation.
The $4,101.8 change in 2022 was driven by the significant level of cash paid for business acquisitions in 2021, and from the proceeds of $285.0 from the sale of the MarkMonitor business.
Cash Flows Provided by (Used for) Financing Activities
The $262.7 change in 2023 was primarily driven by uses of cash in the prior year that were not repeated. We had no outstanding balance on our Revolving Credit Facility after using $175.0 in the prior year to repay the outstanding balance and we used $100.0 to repurchase our ordinary shares, which was $75.0 less than the amount used in the prior year.
The $(4,791.4) change in 2022 was driven by the equity and debt offerings completed during 2021 to raise cash to finance the purchase price of the ProQuest acquisition in December 2021. In addition, during 2022, we made a prepayment of $300.0 on our Term Loan Facility, we repaid the $175.0 balance on our Revolving Credit Facility that was borrowed in 2021, and we repurchased $175.0 of our ordinary shares.
Free Cash Flow (non-GAAP measure)
The following table reconciles our non-GAAP Free Cash Flow measure to Net cash provided by (used for) operating activities:

	Year Ended December 31,
	2023	2022	2021
Net cash provided by (used for) operating activities	$744.2	$509.3	$323.8
Capital expenditures	(242.5)	(202.9)	(118.5)
Free Cash Flow	$501.7	$306.4	$205.2
The increase in Free Cash Flow in 2023 and 2022, as compared to the respective prior year, was driven by significant increases in cash generated from operating activities, partially offset by increased capital expenditures. Our capital expenditures in 2023, 2022, and 2021 consisted primarily of capitalized labor, contract services, and other costs associated with product and content development.
Borrowings
As of December 31, 2023, we had $4,740.0 of outstanding borrowings under our notes and credit facilities. We incurred $293.7, $270.3 and $252.5 of interest expense associated with our debt obligations for the years ended December 31, 2023, 2022, and 2021, respectively. Our contingent liabilities consist primarily of letters of credit and performance bonds and other similar obligations in the ordinary course of business. For further discussion related to our outstanding borrowings, see Note 9 - Debt included in Part II, Item 8 of this annual report.
In January 2024, we refinanced our existing Term Loan Facility and extended the maturity date of our Revolving Credit Facility. We refinanced all of our existing term loans with a new $2,150 tranche of term loans maturing in 2031, with an interest rate margin of 275 basis points per annum in the case of loans bearing interest by reference to term SOFR. The new term loan facility effectively extended the maturity of our existing term loans by approximately 5 years. The new term loans amortize in equal quarterly installments equivalent to 1.00% per annum, with the balance due at maturity. Concurrently, we refinanced our Revolving Credit Facility with a replacement $700 million facility, which effectively extends the maturity of the revolving credit facility from 2027 to 2029. The strategic refinancing provides improved financial flexibility, including extending our debt maturities and lowering our annual cash interest costs.
Commitments and Contingencies
In addition to the scheduled future debt repayments that we will need to make, we also have commitments and plans related to our mandatory convertible preferred shares (“MCPS”), share repurchase program, and capital expenditures.
Our MCPS will convert to ordinary shares on June 1, 2024 and we will accrue approximately $35 of dividends in 2024 prior to conversion. For additional information related to our MCPS, see Note 10 - Shareholders' Equity included in Part II, Item 8 of this annual report.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except option prices, ratios or as noted)
As of December 31, 2023, we had approximately $400.0 of availability remaining under our share repurchase program. The share repurchase authorization is valid through December 31, 2024. For additional information related to our share repurchase program, see Note 10 - Shareholders' Equity included in Part II, Item 8 of this annual report.
We estimate capital expenditures to be approximately $265 during 2024. We also expect to incur approximately $190 of primarily cloud computing services and software license costs in 2024. Any amounts for which we are currently liable are reflected in our Consolidated Balance Sheets as Accounts payable or Accrued expenses and other current liabilities.
The Company is engaged in various legal proceedings and claims that have arisen in the ordinary course of business. We have taken what we believe to be adequate reserves related to the litigation and threatened claims. We maintain appropriate insurance policies in place, which are likely to provide some coverage for these liabilities or other losses that may arise from litigation matters. For additional information about our legal proceedings and claims, see Note 17 - Commitments and Contingencies included in Part II, Item 8 of this annual report.
We require and will continue to need significant cash resources to, among other things, meet our debt service requirements, fund our working capital requirements, make capital expenditures (including product development), and expand our business through acquisitions. Based on our forecasts, we believe that cash flow from operations, available cash on hand and borrowing capacity, and access to capital markets will be adequate to service debt, meet liquidity needs, and fund capital expenditures and other business plans for both the next 12 months and the foreseeable future. Our future capital requirements will depend on many factors, including the number of future acquisitions and the timing and extent of spending to support product development efforts. We could be required, or could elect, to seek additional funding through public or private equity or debt financings; however, additional funds may not be available on terms acceptable to us.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
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
We periodically enter into foreign currency contracts. The purpose of these derivative instruments is to help manage our exposure to foreign exchange rate risks within the acquired CPA Global business. These contracts generally do not exceed 180 days in duration. We account for these foreign currency contracts at fair value and recognize the associated realized and unrealized gains and losses in Other operating expense (income), net in the Consolidated Statements of Operations, as the contracts are not designated as accounting hedges under the applicable sections of ASC Topic 815.
Revenues denominated in currencies other than U.S. dollars amounted to $767.7, or approximately 29.2%, of our total revenues for the year ended December 31, 2023. A significant majority of this amount was denominated in Euros and British pounds. A 5% increase or decrease in the value of the Euro and British pound relative to the U.S. dollar would have caused our revenues for the year ended December 31, 2023, to increase or decrease by $31.0.
Interest Rate Risk
Our interest rate risk arises primarily from our borrowings at floating interest rates. Borrowings under our credit facilities are subject to floating interest rates, plus a SOFR adjustment and a margin. As of December 31, 2023, we had $2,197.4 of floating rate debt outstanding under our Term Loan Facility. For our Term Loan Facility, the interest rate is one-month Term SOFR plus a SOFR adjustment of 0.11% (subject to a floor of 0.00% for $962.6 and 1.00% for $1,234.8), or Prime plus a margin of 2.25% per annum, as applicable depending on the borrowing. For borrowings under the revolving credit facility, the base interest rate is at Term SOFR, plus a 0.1% SOFR adjustment, plus 3.25% per annum (or 2.75% per annum, based on first lien leverage ratios) or Prime plus a margin of 2.25% per annum, as applicable depending on the borrowing. The interest rate margins under our credit facilities will decrease upon the achievement of certain first lien net leverage ratios (as the term is used in the Credit Agreement). Of the total debt outstanding under our credit facilities, we hedged $1,112.4 of our principal amount of our floating rate debt using interest rate swaps. As a result, $1,085.0 of our outstanding borrowings effectively bore interest at floating rates. A 0.125 basis point increase or decrease in the applicable base interest rate under our credit facilities would have an impact of $1.8 on our cash interest expense during the year ended December 31, 2023.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Clarivate Plc
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Clarivate Plc and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date as the Company did not design and maintain effective controls related to the preparation and review of the footnote disclosures included in the Company’s consolidated financial statements, including controls related to the completeness and accuracy of the underlying information used in the preparation of the footnote disclosures.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Goodwill Impairment Assessments for the Intellectual Property and Life Sciences and Healthcare Reporting Units
As described in Notes 1 and 6 to the consolidated financial statements, the Company’s consolidated goodwill balance was $2,023.7 million as of December 31, 2023 and the goodwill associated with the Intellectual Property and the Life Sciences and Healthcare reporting units was $0 and $913.9 million, respectively. Goodwill is not amortized, but instead is tested for impairment annually as of the first day of the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill impairment testing is performed at the reporting unit level. Management estimates the fair value of a reporting unit using a discounted cash flow model based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. As disclosed by management, significant judgments and estimates made in this analysis include projected revenue growth rates and EBITDA margins, tax rates, terminal values and discount rates. Based on the annual quantitative analysis, management determined the carrying value of the Intellectual Property and Life Sciences and Healthcare reporting units exceeded their respective fair values, resulting in a goodwill impairment charge of $579.2 million related to the Intellectual Property reporting unit and $265.5 million related to the Life Sciences and Healthcare reporting unit.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments for the Intellectual Property and Life Sciences and Healthcare reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projected revenue growth rates, EBITDA margins, terminal growth rate and discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the Intellectual Property and Life Sciences and Healthcare reporting units. These procedures also included, among others (i) testing management’s process for developing the fair value estimates of the reporting units; (ii) evaluating the appropriateness of the discounted cash flow model used by management; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to projected revenue growth rates, EBITDA margins, terminal growth rate and discount rates. Evaluating management’s assumptions related to projected revenue growth rates and EBITDA margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Intellectual Property and Life Sciences and Healthcare reporting units; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow model and (ii) the reasonableness of the terminal growth rate and discount rates assumptions.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 27, 2024

We have served as the Company’s auditor since 2016.

CLARIVATE PLC
Consolidated Balance Sheets

	As of December 31,
(in millions)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash	$370.7	$356.8
Accounts receivable, net	908.3	872.1
Prepaid expenses	88.5	89.4
Other current assets	68.0	76.9
Assets held for sale	26.7	—
Total current assets	1,462.2	1,395.2
Property and equipment, net	51.6	54.5
Other intangible assets, net	9,006.6	9,437.7
Goodwill	2,023.7	2,876.5
Other non-current assets	60.8	97.9
Deferred income taxes	46.7	24.2
Operating lease right-of-use assets	55.2	58.9
Total assets	$12,706.8	$13,944.9
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$144.1	$101.4
Accrued compensation	126.5	132.1
Accrued expenses and other current liabilities	315.2	353.1
Current portion of deferred revenues	983.1	947.5
Current portion of operating lease liability	24.4	25.7
Liabilities held for sale	6.7	—
Total current liabilities	1,600.0	1,559.8
Long-term debt	4,721.1	5,005.0
Non-current portion of deferred revenues	38.7	38.5
Other non-current liabilities	41.9	140.1
Deferred income taxes	249.6	316.1
Operating lease liabilities	63.2	72.9
Total liabilities	6,714.5	7,132.4
Commitments and contingencies (Note 17)
Shareholders' equity:
Preferred Shares, no par value; 14.4 shares authorized; 5.25% Mandatory Convertible Preferred Shares, Series A, 14.4 shares issued and outstanding as of both December 31, 2023 and December 31, 2022	1,392.6	1,392.6
Ordinary Shares, no par value; unlimited shares authorized; 666.1 and 674.4 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	11,740.5	11,744.7
Accumulated other comprehensive loss	(495.3)	(665.9)
Accumulated deficit	(6,645.5)	(5,658.9)
Total shareholders' equity	5,992.3	6,812.5
Total liabilities and shareholders' equity	$12,706.8	$13,944.9
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CLARIVATE PLC
Consolidated Statements of Operations

	Year Ended December 31,
(In millions, except per share data)	2023	2022	2021
Revenues, net	$2,628.8	$2,659.8	$1,876.9
Operating expenses:
Cost of revenues	906.4	954.0	626.1
Selling, general and administrative costs	739.7	729.9	643.0
Depreciation and amortization	708.3	710.5	537.8
Goodwill and intangible asset impairments	979.9	4,449.1	—
Restructuring and other impairments	40.0	66.7	129.5
Other operating expense (income), net	(10.8)	(324.8)	27.5
Total operating expenses	3,363.5	6,585.4	1,963.9
Income (loss) from operations	(734.7)	(3,925.6)	(87.0)
Fair value adjustment of warrants	(15.9)	(206.8)	(81.3)
Interest expense, net	293.7	270.3	252.5
Income (loss) before income tax	(1,012.5)	(3,989.1)	(258.2)
Provision (benefit) for income taxes	(101.3)	(28.9)	12.3
Net income (loss)	(911.2)	(3,960.2)	(270.5)
Dividends on preferred shares	75.4	75.4	41.5
Net income (loss) attributable to ordinary shares	$(986.6)	$(4,035.6)	$(312.0)

Per share:
Basic	$(1.47)	$(5.97)	$(0.49)
Diluted	$(1.47)	$(6.24)	$(0.61)

Weighted average shares used to compute earnings per share:
Basic	671.6	676.1	631.0
Diluted	671.6	678.6	640.8
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CLARIVATE PLC
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(In millions)	2023	2022	2021
Net income (loss)	$(911.2)	$(3,960.2)	$(270.5)
Other comprehensive income (loss), net of tax:
Interest rate swaps, net of tax of $(7.2), $11.7, and $1.6	(21.9)	37.0	4.8
Defined benefit pension plans, net of tax	(1.1)	2.9	(0.6)
Foreign currency translation adjustment	193.6	(1,032.5)	(169.9)
Other comprehensive income (loss), net of tax	170.6	(992.6)	(165.7)
Comprehensive income (loss)	$(740.6)	$(4,952.8)	$(436.2)
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CLARIVATE PLC
Consolidated Statements of Changes in Equity

	Ordinary Shares		Preferred Shares		Treasury Shares		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
(In millions)	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	606.3	$9,989.2	—	$—	6.3	$(196.0)	$492.4	$(1,250.8)	$9,034.8
Exercise of Private Placement Warrants	0.2	3.6	—	—	—	—	—	—	3.6
Exercise of stock options	3.1	18.6	—	—	—	—	—	—	18.6
Vesting of restricted stock units	1.0	—	—	—	—	—	—	—	—
Issuance of ordinary shares, net	257.3	6,980.6	—	—	—	—	—	—	6,980.6
Share-based award activity	(1.7)	31.3	—	—	—	—	—	—	31.3
Repurchases of ordinary shares	—	—	—	—	(183.8)	(5,211.5)	—	—	(5,211.5)
Retirement of treasury shares	(183.8)	(5,211.5)	—	—	183.8	5,211.5	—	—	—
Issuance of preferred shares, net	—	—	14.4	1,392.6	—	—	—	—	1,392.6
Issuance of treasury shares, net	—	—	—	—	(5.8)	179.1	—	(41.6)	137.5
Dividends to preferred stockholders	0.7	16.1	—	—	—	—	—	(41.5)	(25.4)
Net loss	—	—	—	—	—	—	—	(270.5)	(270.5)
Other comprehensive loss	—	—	—	—	—	—	(165.7)	—	(165.7)
Balance at December 31, 2021	683.1	$11,827.9	14.4	$1,392.6	0.5	$(16.9)	$326.7	$(1,604.4)	$11,925.9
Reclassification of EBT Shares	(0.5)	—	—	—	—	—	—	—	—
Exercise of stock options	0.4	0.9	—	—	—	—	—	—	0.9
Vesting of restricted stock units	2.9	—	—	—	—	—	—	—	—
Share-based award activity	(1.3)	83.2	—	—	—	—	—	—	83.2
Repurchases of ordinary shares	(10.7)	—	—	—	10.7	(175.0)	—	—	(175.0)
Retirement of treasury shares	—	(167.3)	—	—	(10.7)	175.0	—	(7.7)	—
Sale of treasury shares	0.5	—	—	—	(0.5)	16.9	—	(11.2)	5.7
Dividends to preferred shareholders	—	—	—	—	—	—	—	(75.4)	(75.4)
Net loss	—	—	—	—	—	—	—	(3,960.2)	(3,960.2)
Other comprehensive loss	—	—	—	—	—	—	(992.6)	—	(992.6)
Balance at December 31, 2022	674.4	$11,744.7	14.4	$1,392.6	—	$—	$(665.9)	$(5,658.9)	$6,812.5
Exercise of stock options	0.3	1.6	—	—	—	—	—	—	1.6
Vesting of restricted stock units	7.6	—	—	—	—	—	—	—	—
Share-based award activity	(2.4)	94.2	—	—	—	—	—	—	94.2
Repurchases of ordinary shares	(13.8)	—	—	—	13.8	(100.0)	—	—	(100.0)
Retirement of treasury shares	—	(100.0)	—	—	(13.8)	100.0	—	—	—
Dividends to preferred shareholders	—	—	—	—	—	—	—	(75.4)	(75.4)
Net loss	—	—	—	—	—	—	—	(911.2)	(911.2)
Other comprehensive income	—	—	—	—	—	—	170.6	—	170.6
Balance at December 31, 2023	666.1	$11,740.5	14.4	$1,392.6	—	$—	$(495.3)	$(6,645.5)	$5,992.3
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CLARIVATE PLC
Consolidated Statements of Cash Flows

	Year Ended December 31,
(In millions)	2023	2022	2021
Cash Flows From Operating Activities
Net income (loss)	$(911.2)	$(3,960.2)	$(270.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	708.3	710.5	537.8
Share-based compensation	109.0	93.9	33.3
Restructuring and other impairments, including goodwill	986.2	4,478.5	48.2
Fair value adjustment of warrants	(15.9)	(206.8)	(81.3)
Gain on sale from divestitures	—	(278.5)	—
Gain on legal settlement	(49.4)	—	—
Deferred income taxes	(78.4)	(54.3)	(13.3)
Amortization of debt issuance costs	18.2	16.4	13.2
Other operating activities	37.8	(18.3)	(11.6)
Changes in operating assets and liabilities:
Accounts receivable	(25.5)	(28.3)	(64.1)
Prepaid expenses	1.7	(17.1)	2.7
Other assets	35.1	(45.4)	27.7
Accounts payable	41.2	(24.0)	31.2
Accrued expenses and other current liabilities	(44.4)	(114.4)	85.9
Deferred revenues	20.3	(9.3)	0.2
Operating leases, net	(8.0)	(9.6)	(22.4)
Other liabilities	(80.8)	(23.8)	6.8
Net cash provided by (used for) operating activities	744.2	509.3	323.8
Cash Flows From Investing Activities
Capital expenditures	(242.5)	(202.9)	(118.5)
Payments for acquisitions and cost method investments, net of cash acquired	(5.4)	(24.8)	(3,930.3)
Proceeds from divestitures, net of cash divested	10.5	285.0	4.3
Net cash provided by (used for) investing activities	(237.4)	57.3	(4,044.5)
Cash Flows From Financing Activities
Proceeds from issuance of debt	—	—	1,842.6
Proceeds from revolving credit facility	—	—	175.0
Principal payments on term loan	(300.0)	(321.5)	(28.6)
Repayments of revolving credit facility	—	(175.0)	—
Payment of debt issuance costs and discounts	0.1	(2.1)	(32.5)
Proceeds from issuance of preferred shares	—	—	1,392.6
Proceeds from issuance of ordinary shares	—	—	728.0
Proceeds from issuance of treasury shares	—	5.7	139.9
Repurchases of ordinary shares	(100.0)	(175.0)	(159.4)
Cash dividends on preferred shares	(75.5)	(75.4)	(18.9)
Proceeds from stock options exercised	0.5	0.9	18.6
Payments related to finance lease	(1.0)	(1.9)	(0.2)
Payments related to tax withholding for stock-based compensation	(20.6)	(14.9)	(24.9)
Net cash provided by (used for) financing activities	(496.5)	(759.2)	4,032.2
Effects of exchange rates	3.6	(38.2)	3.7
Net change in cash and cash equivalents, including restricted cash	13.9	(230.8)	315.2
Cash and cash equivalents, including restricted cash, beginning of period	356.8	587.6	272.4
Cash and cash equivalents, including restricted cash, end of period	$370.7	$356.8	$587.6
Supplemental Cash Flow Information:
Cash paid for interest	$273.5	$251.5	$182.4
Cash paid for income tax	$42.9	$63.7	$33.9

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions or as otherwise noted)

Note 1: Nature of Operations and Summary of Significant Accounting Policies
Clarivate Plc (“Clarivate,” “us,” “we,” “our,” or the “Company”), is a public limited company incorporated under the laws of Jersey, Channel Islands.
We are a provider of proprietary and comprehensive information, analytics, professional services, and workflow software that enable users across government and academic institutions, life science and healthcare companies, corporations, and law firms to power the entire innovation lifecycle, from cultivating curiosity to protecting the world’s critical intellectual property assets. We have three reportable segments: Academia & Government (“A&G”), Intellectual Property (“IP”), and Life Sciences & Healthcare (“LS&H”). Our segment structure is organized based on the products we offer and the markets they serve. For additional information on our reportable segments, see Note 16 - Segment Information.
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include our accounts and the accounts of our wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
Certain reclassifications of prior period amounts have been made to conform to the current period presentation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates. The most significant of these estimates relate to the initial valuation of acquired long-lived and intangible assets and goodwill, subsequent impairment analyses, and income taxes. Management evaluates these estimates, assumptions, and judgments on an ongoing basis by reference to historical experience and other factors, including expectations of future events that are believed to be reasonable under the circumstances.
Concentration of Credit Risk
Accounts receivable are the primary financial instrument that potentially subjects us to significant concentrations of credit risk. Accounts receivable represent arrangements in which services were transferred to a customer before the customer pays consideration or before payment is due. We do not require collateral or other securities to support customer receivables. We perform ongoing credit evaluations of our customers and limit the amount of credit extended when deemed appropriate.
We maintain our cash and cash equivalent balances with high-quality financial institutions and consequently, we believe that such funds are subject to minimal credit risk.
Fair Value Measurements
Fair value is determined based on the assumptions that market participants would use in pricing the asset or liability. We utilize the following fair value hierarchy in determining fair values:
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
•Level 3 - Unobservable inputs that are supported by little or no market activity. This includes certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.
The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and other accruals readily convertible into cash approximate fair value because of the short-term nature of the instruments. As further discussed in Note 9 - Debt, we have classified our debt instruments within Level 2 of the fair value hierarchy. As further described in Note 8 - Derivative Instruments, we have also classified our derivative instruments within Level 2 of the fair value hierarchy. As discussed in Note 11 - Private Placement Warrants, we have classified our warrants within Level 3 of the fair value hierarchy.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions or as otherwise noted)
Cash and Cash Equivalents
Cash and cash equivalents is comprised of cash on hand and short-term deposits with an original maturity at the date of purchase of three months or less, and includes restricted cash of $12.9 and $8.0 as of December 31, 2023 and 2022, respectively.
Allowance for Credit Losses
We estimate credit losses for trade receivables by using a current expected credit loss model. The credit loss allowance is determined through an analysis of historical collection experience, the aging of accounts receivable, and an evaluation of the impact of current and projected economic conditions. Trade and other receivables are written off when there is no reasonable expectation of recovery, such as a past due status greater than 360 days or bankruptcy of the debtor.
Property and Equipment
Property and equipment is recorded at cost, and depreciation is recorded using the straight‑line method over the estimated useful lives of the assets, as follows:

Computer hardware	3 years
Furniture, fixtures, and equipment	5 - 7 years
Leasehold improvements	Lesser of lease term or estimated useful life
Repair and maintenance costs are expensed as incurred.
Internally Developed Software and Content
Internally Developed Software — Development costs related to internally generated software are capitalized once a project has progressed to the application development stage. Costs of significant improvements or enhancements on existing software for internal use, both internally developed and purchased, are also capitalized. Costs related to the preliminary project stage, data conversion, and post-implementation/operation stage of an internal-use software development project are expensed as incurred. Capitalized costs are amortized over five years, which is the estimated useful life of the related software. Purchased software is amortized over three years, which is the estimated useful life of the related software.
Content — Costs related to the acquisition of source materials, content selection, document processing, editing, abstracting, and indexing are capitalized. We also capitalize internal and external costs associated with the development of product-related software that adds functionality and improves the customer’s ability to search our content. These capitalized costs are amortized over a two to five year useful life.
We do not capitalize any costs associated with research and development or marketing.
Leases
We determine if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use (“ROU”) assets, Current portion of operating lease liability, and Operating lease liabilities on our Consolidated Balance Sheets. Our finance lease asset is included within Property and equipment, net on our Consolidated Balance Sheets (see Note 5 - Property and Equipment, Net) and the related finance lease liability is included as an item of indebtedness (see Note 9 - Debt) on our Consolidated Balance Sheets.
Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The initial valuation of finance lease assets and liabilities is calculated in the same way. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
We account for lease and non-lease components as a single lease component.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions or as otherwise noted)
Goodwill and Other Intangible Assets
We account for our business combinations using the acquisition method of accounting. We allocate the purchase price of an acquisition to the assets acquired and liabilities assumed based on their estimated fair values. As part of this allocation process, we identify and attribute values and estimated lives to the intangible assets acquired. The excess of the purchase price over the fair values of identifiable assets and liabilities is recorded as goodwill.
Definite-lived intangible assets are generally amortized on a straight-line basis over the following estimated useful lives:

Customer relationships	2 - 23 years
Technology and content	2 - 20 years
Computer software	5 years
Trade names and other	2 - 18 years
Goodwill and indefinite-lived intangible assets are not amortized, but instead are tested for impairment annually as of the first day of the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired.
Impairment of Long-Lived Assets
We evaluate our long-lived assets, including property and equipment, internally developed software and content, definite-lived intangible assets, and operating lease ROU assets for impairment whenever circumstances indicate the carrying value may not be recoverable. We determine the recoverability of a long-lived asset, or a group of similar long-lived assets, by comparing its carrying value to the future undiscounted cash flows that the asset is expected to generate over its remaining life. Any impairment is measured as the difference between the carrying value and the fair value of the asset.
Goodwill impairment testing is performed at the reporting unit level. For goodwill impairment testing purposes, we have determined that our business segments are our reporting units. As part of our annual goodwill impairment testing, we have the option to first perform qualitative testing to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we bypass the qualitative assessment, or if the qualitative assessment indicates that quantitative analysis should be performed, we evaluate goodwill for impairment by comparing the estimated fair value of a reporting unit with its carrying amount, including goodwill. We estimate the fair value of a reporting unit using a discounted cash flow (“DCF”) analysis based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates.
Our indefinite-lived intangible assets are related to trade names. Similar to goodwill, as part of our annual indefinite-lived intangible asset impairment testing, we have the option to first perform qualitative testing by evaluating whether any events and circumstances occurred that provide evidence that it is more likely than not that the indefinite-lived assets are impaired. If we do not believe that it is more likely than not that the indefinite-lived assets are impaired, no quantitative impairment test is required. If we choose not to complete a qualitative assessment, or if the qualitative assessment indicates that a quantitative analysis should be performed, we estimate the fair value of the indefinite-lived asset by using the relief-from-royalty method based on the present value of estimated future cash flows that the indefinite-lived asset is expected to generate in the future.
Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value, less cost to sell.
Any impairment charge is recognized in full in the reporting period in which it has been identified. For discussion of the analysis and results of our impairment tests, see Note 6 - Other Intangible Assets, net and Goodwill and Note 13 - Restructuring and Other Impairments.
Income Taxes
We recognize income taxes under the asset and liability method. Deferred income tax assets and liabilities arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. Deferred income tax assets and liabilities are recorded at the enacted tax rate expected to apply to the temporary difference when settled or realized. We record U.S. tax expense resulting from Global Intangible Low Taxed Income (“GILTI”) as a current period expense.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions or as otherwise noted)
In assessing the realizability of deferred tax assets, we consider all available positive and negative evidence factors. Evidence considered includes historical and projected future taxable income by tax jurisdiction, character and timing of income or loss, and prudent and feasible tax planning strategies. We record a valuation allowance to reduce deferred tax assets to the net realizable value that is more likely than not to be realized.
We record tax benefits when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. The amount of tax benefit recorded is the largest amount of tax benefit that is greater than 50% likely to be realized upon settlement. We then record a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken on a tax return. Uncertain tax positions are reassessed quarterly and liabilities for unrecognized tax benefits are adjusted when our judgment changes as a result of the evaluation of new information, such as developments in case law, new regulations or tax law, or changes in the status of ongoing audits. These adjustments will be reflected as increases or decreases to income tax expense in the period in which new information is available. Accrued interest and penalties related to unrecognized tax benefits are included within the Provision (benefit) for income taxes in the Consolidated Statements of Operations.
Treasury Shares
Treasury share purchases, whether through share withholdings for taxes or repurchase programs and transactions, are recorded at cost. Issuances from treasury shares are recorded using the First In, First Out (“FIFO”) method.
Revenue Recognition
We derive revenue through subscriptions to our product offerings, re-occurring contracts in our IP segment, and transactional sales that are typically quoted on a product, data set, or project basis.
•Subscription-based revenues are recurring revenues that we typically earn under annual contracts, pursuant to which we license the right to use our products to our customers or provide maintenance services over a contractual term. We invoice and collect the subscription fee at the beginning of the subscription period. For multi-year agreements, we generally invoice customers annually at the beginning of each annual coverage period. Cash received or receivable in advance of completing the performance obligations is included in deferred revenue. We recognize subscription revenue ratably over the contract term as the access or service is provided.
•Re-occurring revenues are derived solely from the patent and trademark maintenance services provided by our IP segment. Patents and trademarks are renewed regularly, and our services help customers maintain and protect those patents and trademarks in multiple jurisdictions around the world. Because of the re-occurring nature of the patent and trademark lifecycle, our customer base engages us to manage the renewal process on their behalf. These contracts typically include evergreen clauses or are multi-year agreements. We invoice and record revenue upon delivery of the service or report.
•Transactional and other revenues are earned for specific deliverables that are typically quoted on a product, data set, or project basis. Transactional and other revenues include content sales (including single-document and aggregated collection sales), consulting engagements, and other professional services such as software implementation services. We typically invoice and record revenue for this revenue stream upon delivery of the product, data set, or project, although for longer software implementation projects, we will periodically bill and recognize revenue in connection with the completion of related performance obligations.
When multiple performance obligations exist in a single contract, the transaction price is allocated to each performance obligation in proportion to the standalone selling price of each performance obligation. The standalone selling price is typically determined by reference to our standard price lists and is a reflection of our normal pricing practices when sold separately with consideration of market conditions and other factors, including customer demographics and geographic location. Discounts applied to the contract are allocated based on the same proportion of standalone selling prices.
For transactions that involve a third party, we evaluate whether we are acting as the principal or the agent in the transaction by considering factors such as control of the specified goods or services before they are transferred to the customer, fulfillment responsibility, collection risk, and discretion in establishing price. If we determine that we control the good or service before it is transferred to the customer, we recognize revenue on a gross basis. Conversely, if we determine that we do not control the good or service before it is transferred to the customer, we recognize revenue on a net basis.
We pay commissions to sales managers and support teams for earning new customers and renewing contracts with existing customers. We treat these commission costs as costs to obtain a contract and are therefore considered contract assets. We capitalize certain of these commission costs within Prepaid expenses and Other non-current assets on the Consolidated

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions or as otherwise noted)
Balance Sheets. The costs are amortized to Selling, general and administrative costs within the Consolidated Statements of Operations. The amortization period is between one and seven years based on the estimated length of the customer relationship.
Share-based Compensation
We recognize compensation expense for share-based awards based on grant date fair value. The fair value of RSUs is based on the fair value of our common shares on the date of grant, and we use a Monte Carlo simulation to determine the fair value of our PSUs at grant date. We use the graded vesting method to amortize the value of share-based awards to expense. We recognize forfeitures as they occur.
Defined Contribution Plans
Employees participate in various defined contribution savings plans that provide for Company-matching contributions. Costs for future employee benefits are accrued over the periods in which employees earn the benefits. Total expense related to defined contribution plans was $34.9, $30.5, and $18.1 for the years ended December 31, 2023, 2022, and 2021, respectively, which approximates the cash outlays related to the plans.
Restructuring
Restructuring expense includes costs associated with involuntary termination benefits provided to employees, certain contract termination costs, and other costs associated with an exit or disposal activity. Involuntary termination benefits are recognized within restructuring charges at the time that the program was approved and all necessary communications were made. The liabilities are recorded within Accrued expenses and other current liabilities in the Consolidated Balance Sheets. The corresponding expenses are recorded within Restructuring and other impairments in the Consolidated Statements of Operations. For further details, see Note 13 - Restructuring and Other Impairments.
Legal Costs
Legal costs expected to be incurred in connection with a loss contingency are expensed and accrued at the outset of the legal matter giving rise to the estimated legal costs.
Other Operating (Income) Expense, Net
Other operating expense (income), net consists of the following:

		Year Ended December 31,
		2023	2022	2021
Gain on sale from divestitures	Note 2	$—	$(278.5)	$—
Gain on legal settlement	Note 17	(49.4)	—	—
Net foreign exchange loss (gain)		38.9	(45.4)	19.6
Miscellaneous, net		(0.3)	(0.9)	7.9
Total		$(10.8)	$(324.8)	$27.5
Foreign Currency Translation
The operations of each of our entities are measured using the currency of the primary economic environment in which the subsidiary operates (“functional currency”). Assets and liabilities of foreign subsidiaries whose functional currency is the local currency are translated into U.S. dollars using period-end exchange rates. Revenues and expenses are translated at the average exchange rate in effect during each fiscal month during the year. The effects of foreign currency translation adjustments are included as a component of Accumulated other comprehensive income (loss) in the accompanying Consolidated Balance Sheets.
Earnings Per Share
Basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to ordinary shares by the weighted average number of ordinary shares outstanding for the applicable period. Diluted EPS is computed by dividing net income (loss) attributable to ordinary shares, adjusted for the change in fair value of the private placement warrants, by the weighted average number of ordinary shares and dilutive potential ordinary shares outstanding for the applicable period. Diluted EPS reflects the potential dilution that could occur if securities were exercised or converted into ordinary shares, as calculated using the treasury stock method.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions or as otherwise noted)
Recently Issued Accounting Standards
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. Early adoption is permitted. We are currently assessing the impact of this update on our consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which is designed to provide greater income tax disclosure transparency by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The amendments in this update are effective for fiscal years beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. We are currently assessing the impact of this update on our consolidated financial statements and related disclosures.
Note 2: Acquisitions and Divestitures
2021 Acquisition of ProQuest
On December 1, 2021, we acquired 100% of ProQuest, a leading global software, data and analytics provider to academic, research and national institutions, and its subsidiaries from Cambridge Information Group (“CIG”), Atairos and certain other equity holders (collectively, the “Seller Group”). The aggregate consideration in connection with the closing of the ProQuest acquisition was $5,002.3, net of $52.5 cash acquired. The aggregate consideration was composed of (i) $1,094.9 from the issuance of 46.9 million ordinary shares to the Seller Group and (ii) approximately $3,959.9 in total cash consideration, including approximately $917.5 to fund the repayment of ProQuest debt.
The excess of the purchase price over the net tangible and intangible assets was recorded to Goodwill and primarily reflected the assembled workforce and expected synergies, with the majority being deductible for tax purposes. For additional information, see Note 6 - Other Intangible Assets, net and Goodwill. Total transaction costs incurred in connection with the acquisition were $16.2 and $63.0 for the year ended December 31, 2022 and 2021, respectively. ProQuest is reported primarily as part of our A&G segment.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions or as otherwise noted)
The following table summarizes the final purchase price allocation based on the fair value of assets acquired and liabilities assumed as of the close date of December 1, 2021:

Final Purchase Price Allocation
Accounts receivable	$114.7
Prepaid expenses	23.2
Other current assets	23.7
Property and equipment, net	65.2
Other intangible assets(1)	3,533.7
Other non-current assets	18.0
Deferred income taxes	3.5
Operating lease right-of-use assets	28.4
Total assets	$3,810.4
Accounts payable	17.1
Accrued expenses and other current liabilities	133.2
Current portion of long-term debt	1.1
Current portion of deferred revenue	335.2
Current portion of operating lease liabilities	8.0
Long-term debt	33.4
Deferred income taxes	58.9
Non-current portion of deferred revenue	6.8
Other non-current liabilities	91.3
Operating lease liabilities	23.1
Total liabilities	708.1
Fair value of acquired identifiable assets and liabilities	$3,102.3

Purchase price, net of cash acquired	$5,002.3
Less: Fair value of acquired identifiable assets and liabilities	3,102.3
Goodwill	$1,900.0
(1) $3,528.0 relates to the valued intangible assets as per the purchase price allocation with the remaining amount attributable to acquired assets under construction.
The identifiable intangible assets acquired are amortized on a straight-line basis over their estimated useful lives. The following table summarizes the estimated fair value of ProQuest’s identifiable intangible assets acquired and their remaining amortization period (in years) as of the close date:

	Fair Value	Remaining Amortization Period
Customer relationships	$2,773.0	17-23
Technology and content	709.3	5-17
Trade names	45.7	2-10
Total identifiable intangible assets	$3,528.0
Unaudited pro forma information for the year ended December 31, 2021 as if the acquisition had occurred January 1, 2020, is as follows:

Pro forma revenues, net	$2,703.0
Pro forma net loss attributable to shareholders	$(175.4)
The unaudited pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of results of operations that would have been achieved had the acquisition taken place on the date indicated, or the

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions or as otherwise noted)
future consolidated results of our operations. The pro forma financial information presented above has been derived from our historical consolidated financial statements and from the historical accounting records of ProQuest.
The unaudited pro forma results include certain pro forma adjustments to net loss that were directly attributable to the acquisition assuming that it occurred on January 1, 2020, including the following: (i) additional amortization expense that would have been recognized relating to the acquired intangible assets, (ii) adjustments to interest expense to reflect the removal of ProQuest debt and our additional borrowings in conjunction with the acquisition, and (iii) the removal of $63.0 of acquisition-related transaction costs and $55.0 of other one-time costs related to undrawn bridge commitment fees.
2023 Pending Divestiture
During the second quarter 2023, we entered into a commercial agreement to sell a small product group within our IP segment for approximately $34 payable over ten years. The divestiture enables improved focus on our core IP business assets and empowers product development and innovation teams to build upon our market-leading IP intelligence, IP lifecycle management, and IP services solutions. The transaction, which is expected to close during the second quarter of 2024, does not represent a strategic shift, nor is it expected to have a material impact on our operations or financial results. Accordingly, the divestiture met the held-for-sale criteria but did not qualify as a discontinued operation as of December 31, 2023.
Prior to the held-for-sale determination and accompanying impairment testing as of June 30, 2023, the carrying amount of the expected assets to be disposed of consisted almost entirely of purchase-related identifiable customer relationship intangible assets of approximately $158. These intangible assets were reduced to estimated fair value of $26.1 based on the estimated present value of the consideration to be paid over ten years. The related impairment charge of $132.2, as well as a goodwill impairment charge of $3.0 related to its allocated portion of the IP segment reporting unit’s goodwill balance, is included in Goodwill and intangible asset impairments in the Consolidated Statement of Operations for the year ended December 31, 2023. The carrying amount of the intangible assets and the remaining deferred tax liabilities associated with those intangibles included in the disposal group were $26.7 and $6.7, respectively, and were reclassified to Assets held for sale and Liabilities held for sale on the Consolidated Balance Sheet as of December 31, 2023.
2022 Divestiture of MarkMonitor Domain Management Business
On October 31, 2022, we completed the sale of the MarkMonitor Domain Management business (IP segment) to Newfold Digital, a leading web presence solutions provider. The aggregate closing consideration included proceeds, net of cash transferred of $285.0, deferred closing consideration of $10.6, and other of $0.5. We received the deferred closing consideration during the year ended December 31, 2023.
As a result of the sale, we recorded a net gain of $278.5, which is included in Other operating expense (income), net in the Consolidated Statement of Operations for the year ended December 31, 2022 and we wrote-off $10.6 of Other intangible assets, net and $42.8 of Goodwill associated with the divested business from the Consolidated Balance Sheet as of December 31, 2022.
Note 3: Revenue
We disaggregate our revenues by transaction type, by segment (see Note 16 - Segment Information), and by geography.
The following tables present our revenues by transaction type, based on revenue recognition pattern, and by geography, based on the location of the customer:

	Year Ended December 31,
Revenues by transaction type	2023	2022	2021
Subscription revenues	$1,618.1	$1,618.8	$1,030.4
Re-occurring revenues	444.6	441.9	453.2
Transactional and other revenues	566.1	599.1	393.3
Revenues, net	$2,628.8	$2,659.8	$1,876.9

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions or as otherwise noted)

	Year Ended December 31,
Revenues by geography	2023	2022	2021
Americas	$1,405.5	$1,462.3	$924.7
Europe/Middle East/Africa	707.5	698.3	555.8
APAC	515.8	499.2	396.4
Revenues, net	$2,628.8	$2,659.8	$1,876.9
For the year ended December 31, 2023, 2022, and 2021, approximately 49%, 50%, and 46% of our revenues, respectively, were attributed to customers in the U.S., while no other country accounted for more than 10% of our revenues.
Costs to Obtain a Contract
The capitalized amount of sales commissions included in Prepaid expenses was $19.7 and $27.7, and in Other non-current assets was $23.8 and $15.5 as of December 31, 2023 and 2022, respectively. We have not recorded any impairments against these capitalized commission costs.
Contract Balances

	Accounts receivable, net	Current deferred revenues	Non-current deferred revenues
December 31, 2022	$872.1	$947.5	$38.5
December 31, 2023	908.3	983.1	38.7
Increase (decrease)	$36.2	$35.6	$0.2

December 31, 2021	$906.4	$1,030.4	$54.2
December 31, 2022	872.1	947.5	38.5
Increase (decrease)	$(34.3)	$(82.9)	$(15.7)
During the year ended December 31, 2023, we recognized revenues of $818.3 attributable to deferred revenues recorded at the beginning of the period, primarily consisting of subscription revenues recognized ratably over the contractual term.
Our remaining performance obligations are included in the current or non-current portion of deferred revenues on the Consolidated Balance Sheets. The majority of these obligations relate to customer contracts where we license the right to use our products or provide maintenance services over a contractual term, generally one year or less.
Note 4: Accounts Receivable
Our Accounts receivable, net balance consisted of the following as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Accounts receivable	$934.9	$899.2
Less: Accounts receivable allowance	(26.6)	(27.1)
Accounts receivable, net	$908.3	$872.1
The change in our accounts receivable allowance related to the following activity during each of the years presented:

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of year	$27.1	$24.9	$23.9
Additional provisions	7.0	10.9	9.2
Write-offs	(9.3)	(7.8)	(8.0)
Exchange differences	1.8	(0.9)	(0.2)
Balance at end of year	$26.6	$27.1	$24.9

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions or as otherwise noted)
Note 5: Property and Equipment, Net
Property and equipment, net consisted of the following:

	December 31,
	2023	2022
Computer hardware	$54.5	$45.1
Leasehold improvements	15.9	16.1
Furniture, fixtures, and equipment	44.5	39.0
Finance lease	8.0	8.0
Other	2.3	2.1
Property and equipment, gross	$125.2	$110.3
Accumulated depreciation	(73.6)	(55.8)
Property and equipment, net	$51.6	$54.5
Depreciation expense was $23.2, $35.2, and $14.0 for the years ended December 31, 2023, 2022, and 2021, respectively.
Note 6: Other Intangible Assets, net and Goodwill
Other intangible assets, net
The following tables summarize the gross carrying amounts and accumulated amortization of our identifiable intangible assets by major class:

	December 31, 2023			December 31, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer relationships	$7,819.9	$(1,177.2)	$6,642.7	$7,809.0	$(821.5)	$6,987.5
Technology and content	2,798.3	(1,009.1)	1,789.2	2,681.0	(780.5)	1,900.5
Computer software	897.9	(516.4)	381.5	765.1	(422.2)	342.9
Trade names and other	88.9	(52.6)	36.3	88.8	(38.9)	49.9
Definite-lived intangible assets	$11,605.0	$(2,755.3)	$8,849.7	$11,343.9	$(2,063.1)	$9,280.8
Indefinite-lived intangible assets:
Trade names	156.9	—	156.9	156.9	—	156.9
Total intangible assets	$11,761.9	$(2,755.3)	$9,006.6	$11,500.8	$(2,063.1)	$9,437.7
Intangible assets amortization expense was $685.1, $675.3, and $523.8 during the years ended December 31, 2023, 2022, and 2021, respectively.
In connection with the assets and liabilities held-for-sale as of December 31, 2023, we recorded an intangible assets impairment charge of $132.2 primarily associated with purchase-related customer relationships. For further details, see Note 2 - Acquisitions and Divestitures.
As of December 31, 2023, the remaining weighted-average estimated useful life (in years) of our definite-lived intangible assets by major class and in total was as follows:

Customer relationships	19
Technology and content	10
Computer software	6
Trade names and other	8
Total	17

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions or as otherwise noted)
As of December 31, 2023, estimated future amortization expense related to definite-lived intangible assets is as follows:

2024	$678.1
2025	650.8
2026	613.5
2027	582.1
2028	552.0
Thereafter	5,755.5
Amortizing intangible assets	$8,832.0
Internally developed software projects in process	17.7
Definite-lived intangible assets	$8,849.7
Goodwill
The change in the carrying amount of Goodwill by segment was as follows:

	A&G Segment	IP Segment	LS&H Segment	Total Consolidated
Balance as of December 31, 2021	$2,862.6	$3,865.0	$1,177.3	$7,904.9
Acquisition measurement period adjustments	2.9	—	2.1	5.0
Divestiture(1)	—	(42.8)	—	(42.8)
Goodwill impairment(2)	(1,745.8)	(2,662.1)	—	(4,407.9)
Impact of foreign currency fluctuations(3)	(9.9)	(569.8)	(3.0)	(582.7)
Balance as of December 31, 2022	$1,109.8	$590.3	$1,176.4	$2,876.5
Acquisition	—	—	3.0	3.0
Goodwill impairment(4)	—	(582.2)	(265.5)	(847.7)
Impact of foreign currency fluctuations	—	(8.1)	—	(8.1)
Balance as of December 31, 2023	$1,109.8	$—	$913.9	$2,023.7
(1) Relates to the divestiture of the MarkMonitor business in 2022. For further details, see Note 2 - Acquisitions and Divestitures.
(2) The total goodwill impairment charge reflected in the Consolidated Statements of Operations during the year ended December 31, 2022 was $4,449. The difference represents the CTA impact from amounts recorded in our subsidiaries with functional currencies other than USD.

(3) The impact of foreign currency fluctuations was primarily driven by changes in the GBP/USD translation rate as of December 31, 2022 compared to December 31, 2021.
(4) In connection with the assets and liabilities held-for-sale as of December 31, 2023, a $3.0 impairment was recorded related to its allocated portion of the IP segment reporting unit’s goodwill balance. For further details, see Note 2 - Acquisitions and Divestitures.

In both 2023 and 2022, we completed quantitative goodwill impairment assessments using a DCF analysis to estimate the fair value of each of our reporting units. The discount rates were derived using a capital asset pricing model and analysis of published rates for industries relevant to each reporting unit to estimate the cost of equity financing. For additional information related to our goodwill impairment testing policy and procedures, see Note 1 - Nature of Operations and Summary of Significant Accounting Policies.
In 2023, we performed our annual goodwill impairment assessment in the fourth quarter using a quantitative approach. The annual assessment coincided with a change in our reporting units wherein the legacy ProQuest and Web of Science Group reporting units were combined into a single reporting unit, A&G. There was no impact to the reportable segments or operating segments. The goodwill impairment assessment included an analysis of the impacted reporting units immediately before and immediately after the change and concluded there was no impairment in either scenario. Based on the annual quantitative analysis, we determined that the carrying value of the IP and LS&H segment reporting units exceeded their respective fair values, resulting in a goodwill impairment charge of $844.7 as follows: (i) $579.2 related to the IP reporting unit within the IP segment and (ii) $265.5 related to the LS&H reporting unit within the LS&H segment. The impairments were primarily due to worsening macroeconomic and market conditions.
In the third quarter of 2022, we recorded a goodwill impairment charge of $4,407.9 as follows: (i) $1,745.8 related to the ProQuest reporting unit within the A&G segment; (ii) $2,569.1 related to the former IP Management reporting unit within

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions or as otherwise noted)
the IP segment; and (iii) $93.0 related to the former Patent reporting unit within the IP segment. For our annual impairment testing as of October 1, we utilized a qualitative assessment and concluded there was no impairment.
Note 7: Leases
We currently lease office space and certain equipment under non-cancelable operating lease agreements. We also have one financing lease for office space. Some of the leases include renewal options to extend the lease term which we do not consider with respect to the lease term used for calculating the lease liability because the renewal options allow us to maintain operational flexibility, and we are not reasonably certain we will exercise the renewal options.
The following table presents the components of our lease cost, supplemental cash flow disclosures, and other information related to our lease arrangements:

	Year Ended December 31,
	2023	2022	2021
Lease Cost:
Operating lease cost	$22.4	$27.9	$28.8
Variable lease cost	5.3	2.5	1.4
Short-term lease cost	0.7	0.4	0.8
Finance lease cost
Amortization of right-of-use assets	0.5	10.8	1.3
Interest on lease liabilities	2.1	1.2	0.1
Total lease cost	$31.0	$42.8	$32.4
Supplemental Cash Flow Disclosures:
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows for operating leases	$31.9	$34.7	$30.8
Operating cash flows for finance leases	2.1	1.2	0.1
Financing cash flows for finance leases	1.0	1.9	0.2
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$16.2	$2.6	$13.4
Finance leases	—	2.4	29.9
Other Information:
Weighted-average remaining lease term
Operating leases	5	5	4
Finance leases	13	14	2
Weighted-average discount rate
Operating leases	5.2%	4.3%	4.4%
Finance leases	6.9%	6.9%	3.8%

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions or as otherwise noted)
The following table presents an analysis of our lease liability maturities as of December 31, 2023:

Year Ending December 31,	Operating Leases	Finance Leases
2024	$28.9	$3.2
2025	21.2	3.3
2026	15.6	3.4
2027	11.0	3.4
2028	7.7	3.5
Thereafter	16.4	29.7
Total undiscounted cash flows	$100.8	$46.5
Present value:
Current lease liabilities	24.4	1.2
Non-current lease liabilities	63.2	29.1
Total lease liabilities	$87.6	$30.3
Interest on lease liabilities	$13.2	$16.2
Note 8: Derivative Instruments
We are exposed to various market risks, including foreign currency exchange rate risk and interest rate risk. We use derivative instruments to manage these risk exposures. We enter into foreign currency contracts and cross-currency swaps to help manage our exposure to foreign exchange rate risk and interest rate swaps to mitigate interest rate risk.
Interest Rate Swaps
We have interest rate swap arrangements with counterparties to reduce our exposure to variability in cash flows relating to interest payments on our outstanding Term Loan arrangements. We have designated the interest rate swaps as cash flow hedges of the risk associated with floating interest rates on designated future monthly interest payments.
As of December 31, 2023, our outstanding interest rate swaps have an aggregate notional value of $1,112.4 and maturities ranging from March 2024 to October 2026.
The fair value of the interest rate swaps is the estimated amount that we would receive or pay to terminate such agreements, taking into account market interest rates and the remaining time to maturities or using market inputs with mid-market pricing as a practical expedient for bid-ask spread. Changes in fair value are recorded to Accumulated other comprehensive income loss (“AOCL”) in the Consolidated Balance Sheets with a related offset in derivative asset or liability, and the amounts reclassified out of AOCL are recorded within Interest expense, net in the Consolidated Statements of Operations. Any gain or loss will be subsequently reclassified into net earnings in the same period during which transactions affect earnings, or upon termination of the arrangements. For additional information on changes recorded to AOCL, see Note 10 - Shareholders' Equity.
As of December 31, 2023, we estimate that $17.2 of pre-tax gain related to interest rate swaps recorded in AOCL is expected to be reclassified into earnings within the next twelve months.
For additional information on our outstanding Term Loan Facility, see Note 9 - Debt.
Cross-Currency Swaps
In July 2023, we entered into a cross-currency swap that matures in 2026 to mitigate foreign currency exposure related to our net investment in various euro-functional-currency consolidated subsidiaries. This swap is designated and qualifies as a net investment hedge. We elected to assess the effectiveness of this net investment hedge based on changes in spot rates and are amortizing the portion of the net investment hedge that was excluded from the assessment of effectiveness over the life of the swap within Interest expense, net in the Consolidated Statements of Operations. The notional amount of the cross-currency swap associated with euro-denominated subsidiary net investments was €100.0 as of December 31, 2023.
Changes in fair value are recorded in AOCL (as a foreign currency translation adjustment) in the Consolidated Balance Sheets, with a related offset in derivative asset or liability. Any gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold or substantially liquidated. For additional information on changes recorded to AOCL, see Note 10 - Shareholders' Equity.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions or as otherwise noted)
Foreign Currency Forward Contracts
We periodically enter into foreign currency contracts, which generally do not exceed 180 days in duration, to help manage our exposure to foreign exchange rate risks. We have not designated these contracts as accounting hedges.
These contracts are initially recognized at fair value at the date the contracts are entered into and are subsequently remeasured to their fair value at the end of each reporting period. We assess the fair value of these instruments, considering current and anticipated movements in future interest rates and the relevant currency spot and future rates available in the market. We receive third-party valuation reports to corroborate our determination of fair value. Accordingly, these instruments are classified as Level 2 inputs.
We recognize the associated realized and unrealized gains and losses in Other operating expense (income), net in the Consolidated Statements of Operations. For the years ended December 31, 2023, 2022, and 2021, we recognized a loss (gain) from the mark to market adjustment of $(0.8), $1.2, and $6.9, respectively. The notional amount of outstanding foreign currency contracts was $140.5 and $165.1 as of December 31, 2023 and December 31, 2022, respectively.
The following table provides information on the location and fair value amounts of our derivative instruments as of December 31, 2023 and December 31, 2022:

		December 31,
	Balance Sheet Classification	2023	2022
Asset Derivatives
Derivatives designated as accounting hedges:
Interest rate swaps	Other current assets	$4.1	$2.3
Interest rate swaps	Other non-current assets	17.7	47.2
Derivatives not designated as accounting hedges:
Foreign currency forwards	Other current assets	1.3	0.8
Total Asset Derivatives		$23.1	$50.3

Liability Derivatives
Derivatives designated as accounting hedges:
Cross-currency swaps	Other non-current liabilities	$2.0	$—
Derivatives not designated as accounting hedges:
Foreign currency forwards	Accrued expenses and other current liabilities	0.1	0.4
Total Liability Derivatives		$2.1	$0.4

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions or as otherwise noted)
Note 9: Debt
The following table summarizes our total indebtedness:

		December 31, 2023		December 31, 2022
Type	Maturity	Effective Interest Rate	Carrying Value	Effective Interest Rate	Carrying Value
Senior Notes	2029	4.875%	$921.4	4.875%	$921.4
Senior Secured Notes	2028	3.875%	921.2	3.875%	921.2
Revolving Credit Facility	2027	8.206%	—	7.234%	—
Term Loan Facility	2026	8.470%	2,197.4	7.384%	2,497.4
Senior Secured Notes	2026	4.500%	700.0	4.500%	700.0
Finance lease(1)	2036	6.936%	30.3	6.936%	31.3
Total debt outstanding			4,770.3		5,071.3
Debt discounts and issuance costs			(48.0)		(65.3)
Current portion of long-term debt			(1.2)		(1.0)
Long-term debt			$4,721.1		$5,005.0
(1) See Note 18 - Related Party Transactions for additional information.
Financing Transactions
Senior Notes (2029) and Senior Secured Notes (2028)
Interest on the Senior Notes due 2029 and the Senior Secured Notes due 2028 is payable semi-annually to holders of record on June 30 and December 30 of each year.
The Senior Secured Notes due 2028 are secured on a first-lien pari passu basis with borrowings under the existing credit facilities and Senior Secured Notes due 2026. Both of these series of Notes are guaranteed on a joint and several basis by each of our indirect subsidiaries that is an obligor or guarantor under our existing credit facilities and Senior Secured Notes due 2026.
The Senior Secured Notes and Senior Notes are subject to redemption as a result of certain changes in control at 101% of the principal amount, plus accrued and unpaid interest to the date of purchase. At our election, these Notes may be redeemed (i) prior to June 30, 2024, at a redemption price equal to 100% of the aggregate principal amount of the Notes being redeemed, plus a “make-whole” premium and accrued and unpaid interest to the date of redemption; (ii) prior to June 30, 2024, we may use funds, in an aggregate amount not exceeding the net cash proceeds of one or more specified equity offerings, to redeem up to 40% of the aggregate principal amount of the Senior Notes and Senior Secured Notes at a redemption price equal to 104.875% and 103.875% of the aggregate principal amount being redeemed, respectively, plus accrued and unpaid interest and additional amounts to the date of redemption provided that at least 50% of the original aggregate principal amount of the Notes issued on the Closing Date remains outstanding after the redemption (or all Notes are redeemed substantially concurrently) and the redemption occurs within 120 days of the date of the closing of such equity offering; or, (iii) on or after June 30, 2024, during the 12 month period commencing on June 30 of each of the years referenced below based on the call premiums listed below, plus accrued and unpaid interest to the date of redemption.

	Redemption Price (as a percentage of principal)
Period	Senior Notes (2029)	Senior Secured Notes (2028)
2024	102.438%	101.938%
2025	101.219%	100.969%
2026 and thereafter	100.000%	100.000%
The Indentures governing our Senior Notes due 2029 and Senior Secured Notes due 2028 contain covenants which, among other things, limit the incurrence of additional indebtedness (including acquired indebtedness), issuance of certain preferred stock, the payment of dividends, making restricted payments and investments, the purchase or acquisition or retirement for value of any equity interests, the provision of loans or advances to restricted subsidiaries, the sale or lease or transfer of any

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions or as otherwise noted)
properties to any restricted subsidiaries, the transfer or sale of assets, and the creation of certain liens. As of December 31, 2023, we were in compliance with all of the indenture covenants.
Senior Secured Notes (2026)
Interest on the Senior Secured Notes due 2026 is payable semi-annually to holders of record on May 1 and November 1 of each year. The Senior Secured Notes due 2026 are secured on a first-lien pari passu basis with borrowings under the Credit Facilities and Senior Secured Notes due 2028. These Notes are guaranteed on a joint and several basis by each of our indirect subsidiaries that is an obligor or guarantor under the Credit Facilities and are secured on a first-priority basis by the collateral now owned or hereafter acquired by Camelot Finance S.A. (the issuer) and each of the guarantors that secures the issuer’s and such guarantor’s obligations under our credit facilities (subject to permitted liens and other exceptions).
The Senior Secured Notes due 2026 are subject to redemption as a result of certain changes in tax laws or treaties of (or their interpretation by) a relevant taxing jurisdiction at 100% of the principal amount, plus accrued and unpaid interest to the date of redemption, and upon certain changes in control at 101% of the principal amount, plus accrued and unpaid interest to the date of purchase. Additionally, at our election, the Notes may be redeemed on November 1, 2024 and thereafter at 100% of the principal amount, plus accrued and unpaid interest to the date of redemption.
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
The Credit Facilities are secured by substantially all of our assets and the assets of all of our U.S. restricted subsidiaries and certain of our non-U.S. subsidiaries, including those that are or may be borrowers or guarantors under the Credit Facilities, subject to customary exceptions. The Credit Agreement governing the Credit Facilities contains customary events of default and restrictive covenants that limit us from, among other things, incurring certain additional indebtedness, issuing preferred stock, making certain restricted payments and investments, certain transfers or sales of assets, entering into certain affiliate transactions, or incurring certain liens.
The Credit Facilities provide that, upon the occurrence of certain events of default, our obligations thereunder may be accelerated and the lending commitments terminated. Such events of default include payment defaults to the lenders, material inaccuracies of representations and warranties, covenant defaults, cross-defaults to other material indebtedness (including the Senior Secured Notes due 2026 and 2028 and Senior Notes 2029), voluntary and involuntary bankruptcy proceedings, material money judgments, loss of perfection over a material portion of collateral, material ERISA/pension plan events, certain change of control events, and other customary events of default, in each case subject to threshold, notice, and grace period provisions.
We may be subject to certain negative covenants, including either a fixed charge coverage ratio, total first lien net leverage ratio, or total net leverage ratio if certain conditions are met. As of December 31, 2023, we were in compliance with the covenants for the credit facilities.
Revolving Credit Facility
The Revolving Credit Facility provides for revolving loans, same-day borrowings, and letters of credit pursuant to commitments in an aggregate principal amount of $750.0, with a letter of credit sublimit of $80.0. The maturity date for revolving credit commitments is March 31, 2027, subject to a “springing” maturity date that is 90 days prior to the maturity date of (i) the term loans outstanding under the credit facility or (ii) the 4.50% Senior Secured Notes due 2026.
The Revolving Credit Facility carries a base interest rate at Term SOFR, plus a 0.1% SOFR adjustment, plus 3.25% per annum (or 2.75% per annum, based on first lien leverage ratios) or Prime plus a margin of 2.25% per annum, as applicable depending on the borrowing. The Revolving Credit Facility interest rate margins will decrease upon the achievement of certain first lien net leverage ratios (as the term is used in the Credit Agreement) and is subject to a commitment fee rate of 0.5% per annum (or 0.375% per annum, based on first lien leverage ratios) times the unutilized amount of total revolving commitments.
As of December 31, 2023, letters of credit totaling $9.2 were collateralized by the Revolving Credit Facility.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions or as otherwise noted)
Term Loan Facility (2026)
We have a Term Loan Facility due in 2026, which was fully drawn at closing in October 2021. During each of the years ended December 31, 2023 and 2022, we made prepayments of $300.0 towards the Term Loan Facility.
The carrying value of our variable interest rate debt, excluding unamortized debt issuance costs, approximates fair value due to the short-term nature of the interest rate benchmark rates. The fair value of the fixed rate debt is estimated based on market observable data for debt with similar prepayment features. The fair value of our debt was $4,615.3 and $4,709.6 at December 31, 2023 and December 31, 2022, respectively, and is considered Level 2 under the fair value hierarchy.
Amounts due under our outstanding borrowings as of December 31, 2023 are as follows:

2024	$1.2
2025	1.3
2026	2,898.9
2027	1.7
2028	923.1
Thereafter	944.1
Total maturities	4,770.3
Less: capitalized debt issuance costs and original issue discount	(48.0)
Total, including the current portion of long-term debt	$4,722.3
Note 10: Shareholders' Equity
As of December 31, 2023, there were unlimited shares of ordinary stock authorized and 666.1 million shares issued and outstanding, with no par value. We did not hold any shares as treasury shares as of December 31, 2023 and December 31, 2022. Our ordinary shareholders are entitled to one vote per share.
MCPS Offering
In June 2021, we completed a public offering of 14.4 million of our 5.25% Series A Mandatory Convertible Preferred Shares (“MCPS”), which included 1.9 million of our MCPS that the underwriters purchased pursuant to their option to purchase additional shares. We received approximately $1,392.7 in net proceeds from the offering. Dividends on our MCPS are payable, as and if declared by our Board of Directors, at an annual rate of 5.25% of the liquidation preference of $100.00 per share. We may pay declared dividends on March 1, 2024 and June 1, 2024 prior to the automatic conversion of these shares. Each of our convertible preferred shares has a liquidation preference of $100.00.
As of December 31, 2023, we accrued $6.4 of preferred share dividends within Accrued expenses and other current liabilities. While the dividends on the MCPS are cumulative, they are not paid until declared by our Board of Directors. If the dividends are not declared, they will continue to accumulate until paid, due to a backstop contained in the agreement (even if never declared).
On June 1, 2024, our MCPS will automatically convert into between 3.2052 and 3.8462 of our ordinary shares (respectively, the “Minimum Conversion Rate” and “Maximum Conversion Rate”), each subject to anti-dilution adjustments. The number of our ordinary shares issuable on conversion of the convertible preferred shares will be determined based on an Average VWAP per ordinary share over the settlement period. At any time prior to June 1, 2024, holders may elect to convert each convertible preferred share into ordinary shares at the Minimum Conversion Rate.
Holders of the preferred shares have the right to convert all or any portion of their shares at any time until the close of business on the mandatory conversion date. The preferred shares are not redeemable at our election before the mandatory conversion date and the holders of the preferred shares do not have any voting rights.
Treasury Shares
CPA Global Acquisition Shares - During the year ended December 31, 2021, 5.8 million shares held in the Employee Benefit Trust (“EBT”), further described in Note 12 - Share-based Compensation, were sold at an average net price per share of $23.78 to fund the payment to the respective employees via payroll in the first quarter of 2022 as it relates to the first lock-up period and vesting date, which occurred on October 1, 2021. Given the original share value of $30.99 as of the

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions or as otherwise noted)
date of the acquisition, an associated loss was recognized within the Consolidated Statement of Changes in Equity in the amount of $(41.6).
During the year ended December 31, 2022, the last remaining 0.5 million shares held in the EBT were sold at an average net price per share of $10.72 and an associated loss was recognized within the Consolidated Statement of Changes in Equity in the amount of $(11.2).
Share Repurchase Program and Share Retirements - In February 2022, our Board of Directors approved the purchase of up to $1,000.0 of our ordinary shares through open-market purchases, to be executed through December 31, 2023. During the year ended December 31, 2022, we repurchased 10.7 million ordinary shares at an average price per share of $16.33 with a total carrying value of $175.0, all of which were subsequently retired at an average price at retirement of $15.61 and were restored as authorized but unissued ordinary shares. Upon formal retirement and in accordance with ASC Topic 505, Equity, we reduced our ordinary shares account by the carrying amount of the treasury shares. Additionally, given the differences of the original repurchase share value and the value at the time of formal retirements, an associated loss was recognized within the Consolidated Statement of Changes in Equity in the amount of $(7.7). In May 2023, our Board of Directors approved the extension of the share repurchase authorization through December 31, 2024, and reduced the authorization from $1,000.0 to $500.0. To enable the buybacks under the Board’s authorization, we obtained shareholder approval on July 27, 2023 to permit us to conduct open-market purchases of up to 100.0 million of our ordinary shares from time to time as approved by the Board of Directors at a minimum purchase price of $1 per share and maximum purchase price of $35 per share. During the year ended December 31, 2023, we repurchased 13.8 million ordinary shares for $100.0 at an average price of $7.22 per share. The repurchased shares were immediately retired and restored as authorized but unissued ordinary shares. As of December 31, 2023, we had $400.0 of availability remaining under the Board’s authorization program.
Accumulated Other Comprehensive Income (Loss) (“AOCI” or “AOCL”)
The tables below provide information about the changes in Accumulated Other Comprehensive Income (Loss) by component and the related amounts reclassified to net earnings during the periods indicated (net of tax):

	Interest rate swaps	Defined benefit pension plans	Foreign currency translation adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2020	$(3.7)	$(0.8)	$496.9	$492.4
Other comprehensive income (loss) before reclassifications	1.9	(0.6)	(169.9)	(168.6)
Reclassifications from AOCI to net earnings	2.9	—	—	2.9
Net other comprehensive income (loss)	4.8	(0.6)	(169.9)	(165.7)
Balance as of December 31, 2021	$1.1	$(1.4)	$327.0	$326.7
Other comprehensive income (loss) before reclassifications	41.1	2.9	(1,032.5)	(988.5)
Reclassifications from AOCI to net earnings	(4.1)	—	—	(4.1)
Net other comprehensive income (loss)	37.0	2.9	(1,032.5)	(992.6)
Balance as of December 31, 2022	$38.1	$1.5	$(705.5)	$(665.9)
Other comprehensive income (loss) before reclassifications	14.9	(1.1)	194.2	208.0
Reclassifications from AOCL to net earnings	(36.8)	—	(0.6)	(37.4)
Net other comprehensive income (loss)	(21.9)	(1.1)	193.6	170.6
Balance as of December 31, 2023	$16.2	$0.4	$(511.9)	$(495.3)
Note 11: Private Placement Warrants
In connection with the acquisition of Churchill Capital Corp consummated on May 13, 2019, we had warrants outstanding for certain individuals to purchase an aggregate of 52.8 million ordinary shares with an exercise price of $11.50 per share, consisting of 34.5 million public warrants and 18.3 million private placement warrants. As of December 31, 2023, there were 17.8 million unexercised private placement warrants, which expire in May 2024.
We account for the private placement warrants as a liability that is reported at fair value on the balance sheet on a recurring basis. We determine the fair value of the warrants using a Black-Scholes option valuation model; accordingly, the warrants are classified as Level 3 financial instruments within the fair value hierarchy and are subject to remeasurement at each

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions or as otherwise noted)
balance sheet date. The total fair value of private placement warrants represented a liability balance of $5.1 and $21.0 as of December 31, 2023 and December 31, 2022, respectively, and was classified within Accrued expenses and other current liabilities and Other non-current liabilities, respectively, in the Consolidated Balance Sheets. Any change in fair value is recognized as a fair value adjustment of warrants in the Consolidated Statements of Operations.
The following table summarizes the changes in the private placement warrants liability for the year ended December 31, 2023 and 2022:

	2023	2022
Balance as of January 1	$21.0	$227.8
Fair value adjustment of warrants	(15.9)	(206.8)
Exercise of Private Placement Warrants	—	—
Balance as of December 31	$5.1	$21.0
Note 12: Share-based Compensation
We grant share-based awards under the Clarivate Plc 2019 Incentive Award Plan (“the Plan”). A maximum aggregate amount of 60.0 million ordinary shares are reserved for issuance under the Plan. The Plan provides for the issuance of options, share appreciation rights, restricted shares, restricted share units, and cash awards. As of December 31, 2023 and 2022, approximately 26.8 million and 29.7 million shares, respectively, of our ordinary shares were available for share-based awards.
Total share-based compensation expense for the years ended December 31, 2023, 2022, and 2021, comprised the following:

	Year Ended December 31,
	2023	2022	2021
Cost of revenues	$39.9	$36.3	$45.2
Selling, general and administrative costs	69.0	65.9	93.9
Total share-based compensation expense	$108.9	$102.2	$139.1
Total income tax provision (benefit) recognized for stock-based compensation arrangements were as follows:

	Year Ended December 31,
	2023	2022	2021
Provision (benefit) for income taxes	$(8.7)	$(8.3)	$(8.5)
Stock Options
No stock option awards have been granted to plan participants since 2019. Outstanding options were granted to plan participants at a price equal to the market price on the grant date, and their fair value was determined using a Black-Scholes model. As of December 31, 2023 and 2022, there was no unrecognized compensation cost related to outstanding stock options.
A summary of stock option activity for the year ended December 31, 2023, is presented below:

	Number of Options	Weighted Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2022	3.7	$13.12	3.96	$1.2
Exercised	(0.2)	7.08	—	0.5
Forfeited	(0.4)	14.91	—	—
Outstanding at December 31, 2023	3.1	$13.41	3.07	$1.4
Vested and exercisable at December 31, 2023	3.1	$13.41	3.07	$1.4
(1) Represents the difference between the closing price of our ordinary shares on December 31, 2023 and the exercise price, multiplied by the number of in-the-money stock options as of that date.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions or as otherwise noted)
The total intrinsic value of stock options exercised during the years ended December 31, 2023, 2022, and 2021 was approximately $0.5, $0.8, and $43.4, respectively.
Restricted Share Units (“RSUs”) and Performance Share Units (“PSUs”)
RSUs typically vest from one to three years under a graded vesting method. RSUs do not have nonforfeitable rights to dividends or dividend equivalents. The fair value of RSUs is based on the fair value of our common shares on the date of grant.
PSUs typically either cliff vest over three years or vest ratably between three and five years. Payout percentages are based on accomplishing certain levels of growth and profitability, subsequently adjusted for our total shareholder return (“TSR”) compared to the TSR of the S&P 500. We use a Monte Carlo simulation to determine the fair value of our PSUs at grant date. Each quarter, we evaluate the likelihood that the performance criteria will be met. As the number of PSUs expected to vest increases or decreases, compensation expense is also adjusted up or down to reflect the number of shares expected to vest and the cumulative vesting period met to date.
A summary of RSU and PSU activity for the year ended December 31, 2023, is presented below:

	Year Ended December 31, 2023
	RSUs	RSUs Weighted Average Grant Date Fair Value	PSUs	PSUs Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	13.5	$13.40	2.1	$17.67
Granted	6.3	10.34	1.6	13.55
Exercised/Vested	(7.5)	13.18	(0.1)	13.21
Forfeited/Unexercised	(1.5)	12.48	(0.8)	20.87
Outstanding at December 31, 2023	10.8	$11.89	2.8	$12.95

Total remaining unamortized compensation costs	$47.6		$13.5

Weighted average remaining service period	0.92 years		1.69 years
The 2023, 2022, and 2021 weighted average grant date fair value for RSUs was $10.34, $12.14, and $23.91 and for PSUs was $13.55, $13.83, and $23.56, respectively.
For the years ended December 31, 2023, 2022, and 2021, the fair value of RSUs vested was $62.4, $39.9, and $25.0, respectively, and the fair value of PSUs vested was insignificant.
CPA Global Equity Plan
In connection with the CPA Global acquisition in October 2020, an EBT was established for the CPA Global Equity Plan. Vesting for the awards was determined by reference to the respective lock-up period for the management and non-management participant groups. Compensation expense associated with the awards was recorded in share-based compensation expense, with changes in fair value being recorded at the end of each reporting period. The last remaining shares were sold and the EBT was terminated during the year ended December 31, 2022. Compensation expense associated with this plan for the years ended December 31, 2022 and 2021, was $8.1 and $82.9, respectively.
Note 13: Restructuring and Other Impairments
Restructuring costs, including lease impairments
We have engaged in various restructuring programs to strengthen our business and streamline our operations, including taking actions related to the location and use of leased facilities. Our recent restructuring programs include the following:
•Segment Optimization Program - During the second quarter of 2023, we approved a restructuring plan to streamline operations within targeted areas of the Company to reduce operational costs, with the primary cost savings driver being from a reduction in workforce.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions or as otherwise noted)
•One Clarivate Program - During the second quarter of 2021, we approved a restructuring plan to streamline operations within targeted areas of the company to reduce operational costs, with the primary cost savings driver being from a reduction in workforce.
•ProQuest Acquisition Integration Program - During the fourth quarter of 2021, we approved a restructuring plan to streamline operations within targeted areas of the company to reduce operational costs, with the primary cost savings driver being from a reduction in workforce.
•Other Restructuring Programs - During 2020 and the fourth quarter of 2019, we engaged a strategic consulting firm to assist us in optimizing our structure and cost base, resulting in the implementation of several cost-saving and margin improvement programs designed to generate substantial incremental cash flows.
As of December 31, 2023, we expect to incur approximately $20 of additional restructuring costs associated with the Segment Optimization Program, which we expect to incur primarily within 2024. We do not expect to incur any significant further costs associated with the other programs.
The following table summarizes the pre-tax charges by activity and program during the periods indicated:

	Year Ended December 31,
	2023	2022	2021
Severance and Related Benefit Costs:
Segment Optimization Program	13.4	—	—
One Clarivate Program	—	16.7	17.3
ProQuest Acquisition Integration Program	16.7	22.9	1.9
Other Restructuring Programs	—	(0.4)	38.1
Total Severance and Related Benefit Costs	$30.1	$39.2	$57.3
Exit and Disposal Costs:
Segment Optimization Program	—	—	—
One Clarivate Program	—	—	2.7
ProQuest Acquisition Integration Program	0.2	2.2	—
Other Restructuring Programs	—	1.0	8.4
Total Exit and Disposal Costs	$0.2	$3.2	$11.1
Lease Abandonment Costs:
Segment Optimization Program	3.7	—	—
One Clarivate Program	—	—	—
ProQuest Acquisition Integration Program	—	24.3	—
Other Restructuring Programs	(0.1)	—	61.1
Total Lease Abandonment Costs	$3.6	$24.3	$61.1
Restructuring Costs	$33.9	$66.7	$129.5
The following table summarizes the pre-tax charges by program and segment during the periods indicated:

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions or as otherwise noted)

	Year Ended December 31,
	2023	2022	2021
Academia & Government:
One Clarivate Program	—	9.3	7.0
ProQuest Acquisition Integration Program	9.1	26.5	0.7
Segment Optimization	4.8	—	—
Other Restructuring Programs	(0.1)	0.4	24.9
Total Academia & Government	$13.8	$36.2	$32.6
Intellectual Property:
One Clarivate Program	—	4.4	9.1
ProQuest Acquisition Integration Program	4.6	15.3	0.8
Segment Optimization	4.6	—	—
Other Restructuring Programs	—	0.2	58.8
Total Intellectual Property	$9.2	$19.9	$68.7
Life Sciences & Healthcare:
One Clarivate Program	—	3.0	3.9
ProQuest Acquisition Integration Program	3.2	7.6	0.4
Segment Optimization	7.7	—	—
Other Restructuring Programs	—	—	23.9
Total Life Sciences & Healthcare	$10.9	$10.6	$28.2
Restructuring Costs	$33.9	$66.7	$129.5
The table below summarizes the activity related to the restructuring reserves across each of our cost-saving programs during the periods indicated:

	Severance and Related Benefit Costs	Exit, Disposal, and Abandonment Costs	Total
Reserve Balance as of December 31, 2021	$28.3	$0.7	$29.0
Expenses recorded	39.2	27.5	66.7
Payments made	(51.5)	(3.5)	(55.0)
Noncash items(1)	(4.5)	(24.6)	(29.1)
Reserve Balance as of December 31, 2022	$11.5	$0.1	$11.6
Expenses recorded	30.1	3.8	33.9
Payments made	(29.9)	(2.5)	(32.4)
Noncash items	(5.8)	—	(5.8)
Reserve Balance as of December 31, 2023	$5.9	$1.4	$7.3
(1) For the year ended December 31, 2022, noncash items primarily represent non-cash adjustments related to operating and finance lease abandonments of $23.6 based on the estimate of future recoverable cash flows.

Other impairments
In the fourth quarter of 2023, we recorded a charge of approximately $6.1 related to the impairment of two equity investments, both of which are now fully impaired.
Note 14: Income Taxes
Provision (benefit) for income taxes analyzed by jurisdiction was as follows:

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions or as otherwise noted)

	Year Ended December 31,
	2023	2022	2021
Current
U.K.	$(1.2)	$9.7	$4.4
U.S. Federal	14.5	(1.1)	4.8
U.S. State	4.4	2.8	0.3
Other	(40.8)	25.4	20.2
Total current	(23.1)	36.8	29.7
Deferred
U.K.	(0.4)	2.2	(8.3)
U.S. Federal	(30.5)	(56.0)	6.0
U.S. State	(4.4)	(3.8)	(2.8)
Other	(42.9)	(8.1)	(12.3)
Total deferred	(78.2)	(65.7)	(17.4)

Provision (benefit) for income taxes	$(101.3)	$(28.9)	$12.3
The components of Income (loss) before income tax are as follows:

	Year Ended December 31,
	2023	2022	2021
U.K. income (loss)	$(180.1)	$174.7	$(13.1)
U.S. income (loss)	(477.9)	(3,721.5)	(284.9)
Other income (loss)	(354.5)	(442.3)	39.8
Income (loss) before income tax	$(1,012.5)	$(3,989.1)	$(258.2)
A reconciliation of the statutory U.K. income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
Income (loss) before income tax	$(1,012.5)	$(3,989.1)	$(258.2)
Provision (benefit) for income taxes	(101.3)	(28.9)	12.3

Statutory rate	23.5%	19.0%	19.0%
Effect of different tax rates	—%	1.5%	3.2%
BEAT	(0.7)%	(0.2)%	(3.8)%
Tax rate modifications	—%	—%	17.4%
Valuation allowances	(4.4)%	(15.2)%	(39.0)%
Share-based compensation	(1.3)%	(0.2)%	(2.7)%
Other permanent differences	(0.6)%	—%	2.3%
Non-deductible transaction costs	—%	—%	(0.8)%
Withholding tax	(0.5)%	—%	(0.4)%
Uncertain tax positions	7.0%	0.4%	(0.5)%
Outside basis difference in foreign subsidiary	2.1%	(0.1)%	(0.4)%
Impairments	(15.4)%	(6.0)%	—%
Tax exempt gain	—%	1.3%	—%
Other	0.3%	0.2%	0.9%
Effective tax rate	10.0%	0.7%	(4.8)%

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions or as otherwise noted)
The primary components of the income tax benefit for the year ended December 31, 2023, is the recognition of $(21.2) of net tax (benefit) due to release of valuation allowance recorded against certain U.S. federal and state tax attributes. This release of valuation allowance is netted against the overall increase in the valuation allowance due to current year losses in various jurisdictions reflected in the Deferred Tax Valuation Allowance table below. In addition, we recognized a $(70.4) net tax (benefit) on the settlement of an open tax dispute; the tax benefit is inclusive of indirect tax impacts, interest, and penalties.
The primary component of the income tax benefit for the year ended December 31, 2022, is the recognition of $(63.2) of net tax (benefit) due to the release of valuation allowance associated with an internal legal entity restructuring. This release of valuation allowance is netted against the overall increase in the valuation allowance due to current year losses in various jurisdictions, inclusive of the impacts of impairments, reflected in the Deferred Tax Valuation Allowance table below.
The tax effects of the significant components of temporary differences giving rise to our deferred income tax assets and liabilities are as follows:

	December 31,
	2023	2022
Accounts receivable	$3.6	$2.6
Accrued expenses	12.2	19.7
Deferred revenue	2.0	10.0
Partnerships outside basis difference	68.1	97.3
Other assets	44.4	32.6
Debt issuance costs	11.5	11.6
Lease liabilities	10.6	12.6
Goodwill	567.1	547.0
Operating losses and tax attributes	717.9	601.8
Total deferred tax assets	1,437.4	1,335.2
Valuation Allowances	(1,256.6)	(1,179.3)
Net deferred tax assets	$180.8	$155.9

Other identifiable intangible assets, net	(338.9)	(398.6)
Other liabilities	(16.1)	(19.7)
Right-of-use assets	(6.8)	(7.2)
Fixed assets, net	(21.9)	(22.3)
Total deferred tax liabilities	$(383.7)	$(447.8)
Net deferred tax liabilities	$(202.9)	$(291.9)
In the Consolidated Balance Sheets, deferred tax assets and liabilities are shown net if they are in the same jurisdiction. The components of the net deferred tax liabilities as reported on the Consolidated Balance Sheets are as follows:

	December 31,
	2023	2022
Deferred tax asset	$46.7	$24.2
Deferred tax liability	(249.6)	(316.1)
Net deferred tax liability	$(202.9)	$(291.9)
Deferred Tax Assets and Liabilities
We are required to assess the realization of our deferred tax assets and the need for a valuation allowance. The assessment requires judgment on the part of management with respect to benefits that could be realized from future taxable income. The valuation allowance was $1,256.6 and $1,179.3 as of December 31, 2023 and 2022, respectively, against certain deferred tax assets, as it more likely than not that such amounts will not be fully realized. During the years ended December 31, 2023 and 2022, the valuation allowance increased by $77.3 and $632.5, respectively.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions or as otherwise noted)
As of December 31, 2023, we had U.S. federal tax loss carryforwards of $1,485.4, U.K. tax loss carryforwards of $465.9, U.S. state tax loss carryforwards of $706.2, Japan tax loss carryforwards of $46.2, and tax loss carryforwards in other foreign jurisdictions of $136.8. The carryforward period for U.S. federal tax losses is twenty years for losses generated in tax years ended prior to December 31, 2017. The expiration period for these losses begins in 2036. For U.S. losses generated in tax years beginning after January 1, 2018, the carryforward period is indefinite. The carryforward period for the U.K. tax losses is indefinite. The carryforward period for U.S. state losses varies, and the expiration period is between 2024 and 2043. The carryforward period for the Japan tax losses is nine years, and the expiration period begins in 2025. The carryforward period of other losses varies by jurisdiction. As of December 31, 2023, we also had R&D and other tax credit carryforwards of $17.4 that have various carryforward periods, and the expiration period begins in 2027.
We have provided income taxes and withholding taxes in the amount of $13.2 on the undistributed earnings of foreign subsidiaries as of December 31, 2023. In general, we are not permanently reinvesting our foreign earnings offshore.
Deferred Tax Valuation Allowance
The following table shows the change in the deferred tax valuation as follows:

	December 31,
	2023	2022	2021
Beginning balance, January 1	$1,179.3	$546.8	$368.0
Change charged to expense/(income)	51.4	657.5	100.7
Change charged to CTA	25.9	(17.0)	(4.7)
Change charged to goodwill	—	(8.0)	82.8
Ending balance, December 31	$1,256.6	$1,179.3	$546.8
Uncertain Tax Positions
Unrecognized tax benefits represent the difference between the tax benefits that we are able to recognize for financial reporting purposes and the tax benefits that have been recognized or expect to be recognized in filed tax returns. The total amount of net unrecognized tax benefits that, if recognized, would impact our effective tax rate were $26.0 and $83.8 as of December 31, 2023 and 2022, respectively.
We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of December 31, 2023 and 2022, the amount accrued was $2.6 and $25.8, respectively. Interest and penalties recognized for the years ended December 31, 2023, 2022, and 2021 were $(23.2), $3.0, and $(0.1). We are unable to estimate the range of the reasonably possible changes to our uncertain tax positions within the next twelve months.
We file income tax returns in the U.K., the U.S., and various other jurisdictions. As of December 31, 2023, our open tax years subject to examination were 2016 through 2023, which includes the major jurisdictions in the U.K. and the U.S.
The following table summarizes our unrecognized tax benefits, excluding interest and penalties:

	December 31,
	2023	2022	2021
Beginning balance, January 1	$83.8	$100.2	$13.7
Increases for tax positions taken in prior years	1.1	2.9	—
Increases for tax positions taken in the current year	1.6	1.5	5.0
Increases for acquisitions (recorded against goodwill)	—	1.4	70.8
Increases for return to provisions	—	—	11.0
Decreases for tax positions taken in prior years	(54.1)	(19.3)	—
Decreases related to settlements with taxing authorities	(6.2)	—	—
Decreases due to statute expirations	(0.2)	(2.9)	(0.3)
Ending balance, December 31	$26.0	$83.8	$100.2

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions or as otherwise noted)
Note 15: Earnings Per Share
The basic and diluted EPS computations for our ordinary shares are calculated as follows:

	Year Ended December 31,
	2023	2022	2021
Basic EPS
Net income (loss) available to ordinary shareholders	$(911.2)	$(3,960.2)	$(270.5)
Dividends on preferred shares	75.4	75.4	41.5
Net income (loss) attributable to ordinary shares	$(986.6)	$(4,035.6)	$(312.0)

Basic weighted-average number of ordinary shares outstanding	671.6	676.1	631.0
Basic EPS	$(1.47)	$(5.97)	$(0.49)

Diluted EPS
Net income (loss) attributable to ordinary shares	$(986.6)	$(4,035.6)	$(312.0)
Change in fair value of private placement warrants	—	(197.6)	(81.3)
Net income (loss) attributable to ordinary shares, diluted	$(986.6)	$(4,233.2)	$(393.3)

Shares used in computing net income (loss) attributable to per share to ordinary shareholders, basic	671.6	676.1	631.0
Weighted-average effect of potentially dilutive shares to purchase ordinary shares	—	2.5	9.8
Diluted weighted-average number of ordinary shares outstanding	671.6	678.6	640.8
Diluted EPS	$(1.47)	$(6.24)	$(0.61)
Potential ordinary shares on a gross basis of 32.7 million, 11.0 million, and 9.6 million options, RSUs, PSUs, and Warrants were excluded from diluted EPS for the year ended December 31, 2023, 2022, and 2021, respectively, as their inclusion would have been anti-dilutive or their performance metric was not met. For additional information, see Note 11 - Private Placement Warrants and Note 12 - Share-based Compensation.
The potential dilutive effect of our MCPS outstanding during the period was calculated using the if-converted method assuming the conversion as of the earliest period reported or at the date of issuance, if later. The resulting weighted-average ordinary shares of 55.3 million related to our MCPS are not included in the dilutive weighted-average ordinary shares outstanding calculation for the year ended December 31, 2023, as their effect would be anti-dilutive. For additional information about our MCPS, see Note 10 - Shareholders' Equity.
Note 16: Segment Information
Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. As discussed in Note 1 - Nature of Operations and Summary of Significant Accounting Policies, we have three reportable operating segments: Academia & Government (“A&G”), Intellectual Property (“IP”), and Life Sciences & Healthcare (“LS&H”). An overview of our segment structure, organized based on the products we offer and the markets they serve is as follows:
•A&G: Helps customers educate the world by advancing research excellence and student success to accelerate real-world outcomes. We help academic and government institutions advance knowledge to build a better world. Within the A&G segment, we provide Research and Analytics, Content Aggregation, and Workflow Software solutions.
•IP: Enables organizations worldwide to unlock innovation, establish strong brands, and effectively protect critical IP assets through our trusted IP data, software, and expertise. We help customers establish, protect, and manage their intellectual property. Within the IP segment, we provide IP Maintenance, IP Intelligence, and IP Management solutions.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions or as otherwise noted)
•LS&H: Empowers customers to deliver treatments that improve patient lives and create a healthier tomorrow. Our intelligence solutions, transformative data, and technology equip our customers with the insight and foresight needed across all of their initiatives from early-stage drug discovery right through commercialization and beyond. Within the LS&H segment, we provide Research and Development, Regulatory and Safety, and Commercialization solutions.
Our Chief Executive Officer is identified as the CODM, who evaluates performance based primarily on segment revenues and Adjusted EBITDA. We use the same accounting policies for our segments as those described in Note 1 - Nature of Operations and Summary of Significant Accounting Policies. For disaggregated revenues by type and by geographic region, see Note 3 - Revenues. The CODM does not review assets by segment for the purpose of assessing performance or allocating resources.
Adjusted EBITDA represents Net income (loss) before the Provision (benefit) for income taxes, Depreciation and amortization, and Interest expense, net, adjusted to exclude acquisition and/or disposal-related transaction costs, share-based compensation, MCPS dividend expense, unrealized foreign currency gains/losses, restructuring expenses, non-operating income and/or expense, the impact of certain non-cash fair value adjustments on financial instruments, legal settlements, impairments, and other items that are included in Net income (loss) for the period that we do not consider indicative of our ongoing operating performance.
Revenues by segment
The following table summarizes revenues by reportable segment for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
Academia & Government	$1,323.3	$1,280.1	$489.4
Intellectual Property	862.7	927.1	974.3
Life Sciences & Healthcare	442.8	452.6	413.2
Total Revenues, net	$2,628.8	$2,659.8	$1,876.9
Adjusted EBITDA by segment
The following table presents segment profitability and a reconciliation to Net income (loss) for the periods indicated:

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions or as otherwise noted)

	Year Ended December 31,
	2023	2022	2021
Academia & Government	$558.5	$485.5	$258.8
Intellectual Property	400.4	443.0	397.9
Life Sciences & Healthcare	158.3	184.2	143.7
Total Adjusted EBITDA	$1,117.2	$1,112.7	$800.4
Provision (benefit) for income taxes	101.3	28.9	(12.3)
Depreciation and amortization	(708.3)	(710.5)	(537.8)
Interest expense, net	(293.7)	(270.3)	(252.5)
Fair value adjustment of warrants	15.9	206.8	81.3
Transaction related costs(1)	(8.2)	(14.2)	(46.2)
Share-based compensation expense	(108.9)	(102.2)	(139.6)
Gain on sale from divestitures	—	278.5	—
Restructuring and other impairments	(40.0)	(66.7)	(129.5)
Goodwill and intangible asset impairments	(979.9)	(4,449.1)	—
Other(2)	(6.6)	25.9	(34.3)
Net income (loss)	$(911.2)	$(3,960.2)	$(270.5)
Dividends on preferred shares	(75.4)	(75.4)	(41.5)
Net income (loss) attributable to ordinary shares	$(986.6)	$(4,035.6)	$(312.0)
(1) Includes costs incurred to complete business combination transactions, including acquisitions, dispositions, and capital market activities and include advisory, legal, and other professional and consulting costs. 2021 also includes the mark-to-market adjustment gains on the contingent stock consideration associated with the CPA Global and DRG acquisitions.

(2) Primarily reflects the net impact of foreign exchange gains and losses related to the remeasurement of balances and other items that do not reflect our ongoing operating performance. 2023 also includes a $49.4 gain on legal settlement (for further information, see Note 17 - Commitments and Contingencies).

Assets by Geography
The following table summarizes our assets by geography, which is based on operations and physical location:

	Year Ended December 31,
	2023	2022
Americas	$8,372.2	$6,306.1
EMEA	3,986.0	7,110.9
APAC	348.6	537.6
Total Assets	$12,706.8	$13,954.6
Note 17: Commitments and Contingencies
Lawsuits and Legal Claims
We are engaged in various legal proceedings, claims, audits, and investigations that have arisen in the ordinary course of business. These matters may include among others, antitrust/competition claims, intellectual property infringement claims, employment matters, and commercial matters. The outcome of the matters against us are subject to future resolution, including the uncertainties of litigation.
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

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions or as otherwise noted)
During the year ended December 31, 2023, we reached settlement related to a large legal claim, which was covered by insurance. We recognized a total gain on settlement of $49.4 which is included in Other operating expense (income), net in the Consolidated Statement of Operations.
Between January and March 2022, three putative securities class action complaints were filed in the United States District Court for the Eastern District of New York against Clarivate and certain of its executives and directors alleging that there were weaknesses in the Company’s internal controls over financial reporting and financial reporting procedures that it failed to disclose in violation of federal securities law. The complaints were consolidated into a single proceeding on May 18, 2022. On August 8, 2022, plaintiffs filed a consolidated amended complaint, seeking damages on behalf of a putative class of shareholders who acquired Clarivate securities between July 30, 2020, and February 2, 2022, and/or acquired Clarivate ordinary or preferred shares in connection with offerings on June 10, 2021, or Clarivate ordinary shares in connection with a September 13, 2021, offering. The amended complaint, like the prior complaints, references an error in the accounting treatment of an equity plan included in the Company’s 2020 business combination with CPA Global that was disclosed on December 27, 2021, and related restatements issued on February 3, 2022, of certain of the Company’s previously issued financial statements; the amended complaint also alleges that the Company and certain of its executives and directors made false or misleading statements relating to the Company’s product quality and expected organic revenues and organic growth rate, and that they failed to disclose significant known changes to the Company’s business model. Defendants moved to dismiss the amended complaint on October 7, 2022. Without deciding the motion, the court entered an order on June 23, 2023, allowing plaintiffs limited leave to amend, and plaintiffs filed an amended complaint on July 14, 2023. On August 10, 2023, the court issued an order deeming defendants’ prior motions and briefs to be directed at the amended complaint and permitting defendants to file supplemental briefs to address the new allegations in the amended complaint. Supplemental briefing on the motions was completed on September 8, 2023. Defendants’ motions to dismiss the amended complaint are currently pending.
In a separate, but related litigation, on June 7, 2022, a class action was filed in Pennsylvania state court in the Court of Common Pleas of Philadelphia asserting claims under the Securities Act of 1933, based on substantially similar allegations, with respect to alleged misstatements and omissions in the offering documents for two issuances of Clarivate ordinary shares in June and September 2021. The Company moved to stay this proceeding on August 19, 2022, and filed its preliminary objections to the state court complaint on October 21, 2022, which remains pending. After granting a partial stay on January 4, 2023, the court denied a further stay of the proceedings on April 17, 2023. Clarivate does not believe that the claims alleged in the complaints have merit and will vigorously defend against them. Given the early stage of the proceedings, we are unable to estimate the reasonably possible loss or range of loss, if any, arising from these matters.
Note 18: Related Party Transactions
Certain of our directors are affiliated with customers and a vendor of ours. During the years ended December 31, 2023, 2022, and 2021, we recognized revenues of $1.4, $2.4 and $1.0, respectively, related to these customers, and incurred expenses of $4.9, $4.5, and $0.0, respectively, related to the vendor. We had $0.3 and $0.2 of total receivables outstanding and had no payables outstanding related to these customers and vendor as of December 31, 2023 and 2022, respectively.
On May 15, 2021, we entered into an agreement with Capri Acquisition Topco Limited (“Capri”) and Solaro ExchangeCo Limited (“NewCo”), and for certain limited purposes, Leonard Green & Partners, L.P. (“LGP”). Capri and NewCo are controlled by LGP and held our ordinary shares beneficially owned by LGP and certain other existing shareholders. Under the agreement, Capri contributed 177.2 million of its Clarivate ordinary shares to NewCo. We then acquired NewCo in exchange for the issuance of the same number of Clarivate ordinary shares to Capri. This transaction did not involve any change in beneficial ownership of our ordinary shares and the issuance of the new ordinary shares to Capri were exempt from the registration requirements of the Securities Act under Section 4(a)(2) thereof. Pursuant to authority granted to us by shareholders at the 2021 Annual General Meeting, following the acquisition of Newco, we purchased the ordinary shares held by Newco for a nominal price and then canceled such shares. This was a non-cash financing transaction that had a net immaterial impact on the Consolidated Financial Statements.
On December 1, 2021, we acquired ProQuest from CIG, Atairos, and certain other equity holders. As part of the acquisition, we assumed a finance lease in which CIG is the lessor. For the year ended December 31, 2023, $2.1 of interest expense and $0.5 of amortization associated with the finance lease asset is reflected in the Consolidated Statements of Operations. As of December 31, 2023, the finance lease asset was $8.0 and is included within Property and equipment, net (see Note 5 - Property and Equipment, Net) and the corresponding lease liability was $30.3 and is treated as an item of indebtedness within the Consolidated Balance Sheets (see Note 9 - Debt).

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions or as otherwise noted)
Note 19: Subsequent Events
In January 2024, we refinanced our existing Term Loan Facility and extended the maturity date of our Revolving Credit Facility. We refinanced all of our existing term loans with a new $2,150 tranche of term loans maturing in 2031, with an interest rate margin of 275 basis points per annum in the case of loans bearing interest by reference to term SOFR. The new term loan facility effectively extended the maturity of our existing term loans by approximately 5 years. The new term loans amortize in equal quarterly installments equivalent to 1.00% per annum, with the balance due at maturity. Concurrently, we refinanced our Revolving Credit Facility with a replacement $700 million facility, which effectively extends the maturity of the revolving credit facility from 2027 to 2029. The strategic refinancing provides improved financial flexibility, including extending our debt maturities and lowering our annual cash interest costs.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2023. Based on that evaluation, our CEO and CFO concluded that, as of such date, due to the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed in the reports required to be filed or submitted under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Notwithstanding the material weakness, our CEO and CFO have concluded that our consolidated financial statements included in this annual report are fairly stated in all material respects in accordance with GAAP for each of the periods presented.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Clarivate’s management, under the supervision and with the participation of the CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013). Based on management’s evaluation, because of the material weaknesses described below, management has concluded that our internal control over financial reporting was not effective as of December 31, 2023.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We did not design and maintain effective controls related to the preparation and review of the footnote disclosures included in our consolidated financial statements, including controls related to the completeness and accuracy of the underlying information used in the preparation of the footnote disclosures. The control deficiency resulted in immaterial misstatements of our footnote disclosures for the three-month period ended March 31, 2023, the three- and six-month periods ended June 30, 2023, and the year ended December 31, 2022. Additionally, if left unremediated, this control deficiency could result in additional misstatements of the footnote disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Therefore, management has concluded that this control deficiency constitutes a material weakness.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8. Financial Statements and Supplementary Data of this annual report.
Remediation Plan for the Material Weakness
To address the material weakness, during the fourth quarter of 2023, we designed and implemented new control activities to enhance the procedures performed related to the preparation and review of footnote disclosures, including control activities related to the completeness and accuracy of source data utilized in the preparation of footnote disclosures. The material weakness will not be considered remediated until these control activities operate for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively.
We believe the measures described above will remediate the control deficiencies we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to review, optimize, and enhance our financial reporting controls and procedures.
Changes in Internal Control Over Financial Reporting
As disclosed above under Remediation Plan for the Material Weakness, there were changes in our internal control over financial reporting during the fourth quarter of 2023 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
Item 9B. Other Information.
During the quarter ended December 31, 2023, no director or officer (as defined in Rule 16a-1 under the Exchange Act) of the Company adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance.
We incorporate by reference the information responsive to this Item appearing in our definitive Proxy Statement on Schedule 14A for our 2024 Annual General Meeting of Shareholders (“Proxy Statement”), which will be filed no later than 120 days after December 31, 2023.
Item 11. Executive Compensation.
We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2023. The information provided in Part II, Item 5 of this annual report is incorporated by reference herein.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2023.
Item 14. Principal Accounting Fees and Services.
We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2023.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Index of Financial Statements
The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this annual report (see Part II, Item 8).
(b) Index of Exhibits
The following exhibits are filed as part of this report:

Exhibit Number	Description
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to Clarivate’s Form 8-K filed May 12, 2021)
3.2
Statement of Rights of the 5.25% Series A Mandatory Convertible Preferred Shares of Clarivate Plc, effective June 14, 2021 (incorporated by reference to Exhibit 3.1 to Clarivate’s Form 8-K filed June 14, 2021)

3.3	Form of Certificate of the 5.25% Series A Mandatory Convertible Preferred Shares (included as Exhibit A to Exhibit 3.2 hereto)
3.4	Statement of Rights of Series B Participating Cumulative Preferred Shares of Clarivate Plc (incorporated by reference to Exhibit 3.1 to Clarivate’s Form 8-K filed December 22, 2022)
4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and Churchill Capital Corp (incorporated by reference to Exhibit 4.4 to Churchill Capital Corp’s Form 8-K filed September 12, 2018)
4.2
Indenture dated as of October 31, 2019, among Camelot Finance S.A., as Issuer, the guarantors party thereto and Wilmington Trust, National Association, as trustee governing the 4.50% Senior Secured Notes due 2026 (incorporated by reference to Exhibit 4.1 to Clarivate’s Form 6-K filed November 5, 2019)

4.3	Form of 4.50% Senior Secured Note due 2026 (included as Exhibit A to Exhibit 4.2 hereto)
4.4
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.4 to Clarivate’s Annual Report on Form 10-K filed March 1, 2023)

4.5
First Supplemental Indenture, dated as of May 15, 2020, to the indenture dated as of October 31, 2019 among Camelot Finance S.A., as Issuer, the guarantors party thereto and Wilmington Trust, National Association, as trustee governing the 4.50% Senior Secured Notes due 2026 (incorporated by reference to Exhibit 4.1 to Clarivate’s Quarterly Report on Form 10-Q filed May 10, 2021)

4.6
Second Supplemental Indenture, dated as of March 30, 2021, to the indenture dated as of October 31, 2019 among Camelot Finance S.A., as Issuer, the guarantors party thereto and Wilmington Trust, National Association, as trustee governing the 4.50% Senior Secured Notes due 2026 (incorporated by reference to Exhibit 4.2 to Clarivate’s Quarterly Report on Form 10-Q filed May 10, 2021)

4.7
Third Supplemental Indenture dated as of December 1, 2021, to the indenture dated as of October 31, 2019 among Camelot Finance S.A., as Issuer, the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, governing the Issuer’s 4.50% Senior Secured Notes due 2026 (incorporated by reference to Exhibit 4.1 to Clarivate’s Form 8-K filed December 1, 2021)

4.8
Indenture, dated August 19, 2021, between Clarivate Science Holdings Corporation, as Issuer, and Wilmington Trust, National Association, as trustee and collateral agent, relating to the Issuer’s 3.875% senior secured notes due 2028 (incorporated by reference to Exhibit 4.1 to Clarivate’s Form 8-K filed August 19, 2021)

4.9	Form of 3.875% senior secured note due 2028 (included as Exhibit A to Exhibit 4.8 hereto)
4.10
First Supplemental Indenture dated as of December 1, 2021, to the indenture dated as of August 19, 2021 among Clarivate Science Holdings Corporation, as Issuer, the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, governing the Issuer’s 3.875% Senior Secured Notes due 2028 (incorporated by reference to Exhibit 4.2 to Clarivate’s Form 8-K filed December 1, 2021)

4.11
Indenture, dated August 19, 2021, between Clarivate Science Holdings Corporation, as Issuer, and Wilmington Trust, National Association, as trustee, relating to the Issuer’s 4.875% senior notes due 2029 (incorporated by reference to Exhibit 4.2 to Clarivate’s Form 8-K filed August 19, 2021)

4.12	Form of 4.875% senior note due 2029 (included as Exhibit A to Exhibit 4.11 hereto)

4.13
First Supplemental Indenture dated as of December 1, 2021, to the indenture dated as of August 19, 2021 among Clarivate Science Holdings Corporation, as Issuer, the guarantors party thereto and Wilmington Trust, National Association, as trustee, governing the Issuer’s 4.875% Senior Notes due 2029 (incorporated by reference to Exhibit 4.3 to Clarivate’s Form 8-K filed December 1, 2021)

10.1	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to Clarivate’s Registration Statement on Form F-4 filed April 15, 2019)
10.2	Investor Rights Agreement dated as of October 1, 2020 (incorporated by reference to Exhibit 10.1 to Clarivate’s Form 8-K filed October 1, 2020)
10.3	Registration Rights Agreement dated as of October 1, 2020 (incorporated by reference to Exhibit 10.2 to Clarivate’s Form 8-K filed October 1, 2020)
10.4	Amendment No. 1 to the Registration Rights Agreement dated as of December 1, 2021 (incorporated by reference to Exhibit 10.1 to Clarivate’s Form 8-K filed December 1, 2021)
10.5	Director Acknowledgement Letter (Stead) (incorporated by reference to Exhibit 10.12 to Clarivate’s Registration Statement on Form F-4 filed February 27, 2019)
10.6	Amendment No. 6 dated as of January 31, 2024 to the Credit Agreement dated as of October 31, 2019 (incorporated by reference to Exhibit 10.1 to Clarivate’s Form 8-K filed February 1, 2024)
10.7+
Clarivate Analytics Plc 2019 Incentive Award Plan - Amended and Restated as of May 11, 2020 (incorporated by reference to Exhibit 10.4 to Clarivate’s Quarterly Report on Form 10-Q filed October 29, 2020)

10.8+	Clarivate Analytics Plc 2019 Incentive Award Plan - Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.17 to Clarivate’s Annual Report on Form 10-K filed March 2, 2020)
10.9+
Clarivate Analytics Plc 2019 Incentive Award Plan - Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.4 to Clarivate’s Quarterly Report on Form 10-Q filed July 30, 2020)

10.10+
Clarivate Analytics Plc 2019 Incentive Award Plan - Form of Amendment to the 2021 Performance Share Unit Agreement (incorporated by reference to Exhibit 10.15 to Clarivate’s Annual Report on Form 10-K filed March 1, 2023)

10.11+
Clarivate Analytics Plc 2019 Incentive Award Plan - Form of Amendment to the 2022 Performance Share Unit Agreement (incorporated by reference to Exhibit 10.16 to Clarivate’s Annual Report on Form 10-K filed March 1, 2023)

10.12+	Offer Letter, dated March 7, 2022, by and between Clarivate Plc and Michael Easton (incorporated by reference to Exhibit 10.2 to Clarivate’s Quarterly Report on Form 10-Q filed May 9, 2022)
10.13+	Service Agreement, dated May 25, 2022, by and between CPA Limited and Gordon Samson (incorporated by reference to Exhibit 10.1 to Clarivate’s Quarterly Report on Form 10-Q filed August 9, 2022)
10.14+	Offer Letter, dated July 7, 2022, by and between Clarivate Plc and Jonathan Gear (incorporated by reference to Exhibit 10.1 to Clarivate’s Quarterly Report on Form 10-Q filed August 9, 2022)
10.15+	Chairman Emeritus Agreement (incorporated by reference to Exhibit 10.2 to Clarivate’s Form 8-K/A filed September 1, 2022)
21.1*	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP
24.1*	Power of Attorney (see signature page)
31*	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97*	Executive Compensation Recoupment Policy (effective October 2, 2023)
101*
The following financial information from Clarivate’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
*    Filed herewith.
+     Compensatory plan or arrangement.

Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of London, United Kingdom on February 27, 2024.

CLARIVATE PLC
By:	/s/ Jonathan Gear
Name: Jonathan Gear
Title: Chief Executive Officer and Director
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Jonathan Gear, Jonathan M. Collins, and Melanie Margolin, and each of them, individually, as the undersigned’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for the undersigned and in the undersigned’s name, place and stead in any and all capacities, in connection with this annual report, including to sign in the name and on behalf of the undersigned, this annual report and any and all amendments hereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on February 27, 2024, on behalf of the registrant and in the capacities indicated.

Name	Title
/s/ Jonathan Gear	Chief Executive Officer and Director
Jonathan Gear	(Principal Executive Officer)
/s/ Jonathan M. Collins	Executive Vice President and Chief Financial Officer
Jonathan M. Collins	(Principal Financial Officer)
/s/ Michael Easton	Senior Vice President and Chief Accounting Officer
Michael Easton	(Principal Accounting Officer)
/s/ Andrew M. Snyder	Chairman of the Board of the Directors
Andrew M. Snyder
/s/ Valeria Alberola	Director
Valeria Alberola
/s/ Michael J. Angelakis	Director
Michael J. Angelakis
/s/ Jane Okun Bomba	Director
Jane Okun Bomba
/s/ Usama N. Cortas	Director
Usama N. Cortas
/s/ Adam T. Levyn	Director
Adam T. Levyn
/s/ Anthony Munk	Director
Anthony Munk
/s/ Dr. Wendell E. Pritchett	Director
Dr. Wendell E. Pritchett
/s/ Richard W. Roedel	Director
Richard W. Roedel
/s/ Saurabh Saha	Director
Saurabh Saha