Form 10-Q
period 2024-03-31
CLARIVATE PLC
filed 2024-05-08
CIK 1764046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes ☐    No ☒
The number of ordinary shares of the Company outstanding as of April 30, 2024, was 668,237,610.

Cautionary Note Regarding Forward-Looking Statements
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
The forward-looking statements contained in this quarterly report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks and uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in Item 1A. Risk Factors of this quarterly report and Item 1A. Risk Factors in our most recently filed annual report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws.
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
Unless otherwise indicated, dollar amounts throughout this quarterly report are presented in millions of dollars, except for per share amounts.
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
None of the information provided on our website, in our press releases, public conference calls, and webcasts, or through social media channels is incorporated into, or deemed to be a part of, this quarterly report or in any other report or document we file with or furnish to the SEC, and any references to our website or our social media channels are intended to be inactive textual references only.

PART I. Financial Information
Item 1. Financial Statements.
CLARIVATE PLC
Condensed Consolidated Balance Sheets (Unaudited)

(In millions)	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash	$361.8	$370.7
Accounts receivable, net	822.9	908.3
Prepaid expenses	100.0	88.5
Other current assets	67.9	68.0
Assets held for sale	38.2	26.7
Total current assets	1,390.8	1,462.2
Property and equipment, net	49.2	51.6
Other intangible assets, net	8,874.2	9,006.6
Goodwill	2,023.4	2,023.7
Other non-current assets	68.5	60.8
Deferred income taxes	46.6	46.7
Operating lease right-of-use assets	52.0	55.2
Total assets	$12,504.7	$12,706.8
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$102.7	$144.1
Accrued compensation	85.8	126.5
Accrued expenses and other current liabilities	365.1	315.2
Current portion of deferred revenues	1,010.1	983.1
Current portion of operating lease liability	24.3	24.4
Liabilities held for sale	26.8	6.7
Total current liabilities	1,614.8	1,600.0
Long-term debt	4,637.9	4,721.1
Non-current portion of deferred revenues	17.7	38.7
Other non-current liabilities	41.7	41.9
Deferred income taxes	246.2	249.6
Operating lease liabilities	58.0	63.2
Total liabilities	6,616.3	6,714.5
Commitments and contingencies (Note 14)
Shareholders' equity:
Preferred Shares, no par value; 14.4 shares authorized; 5.25% Mandatory Convertible Preferred Shares, Series A, 14.4 shares issued and outstanding as of both March 31, 2024 and December 31, 2023	1,392.6	1,392.6
Ordinary Shares, no par value; unlimited shares authorized; 668.2 and 666.1 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	11,747.4	11,740.5
Accumulated other comprehensive loss	(512.3)	(495.3)
Accumulated deficit	(6,739.3)	(6,645.5)
Total shareholders' equity	5,888.4	5,992.3
Total liabilities and shareholders' equity	$12,504.7	$12,706.8
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2024	2023
Revenues	$621.2	$629.1
Operating expenses:
Cost of revenues	217.8	229.7
Selling, general and administrative costs	191.9	194.8
Depreciation and amortization	179.4	172.6
Restructuring	9.5	9.4
Other operating expense (income), net	17.6	(32.0)
Total operating expenses	616.2	574.5
Income (loss) from operations	5.0	54.6
Fair value adjustment of warrants	(5.2)	1.1
Interest expense, net	70.2	73.6
Income (loss) before income tax	(60.0)	(20.1)
Provision (benefit) for income taxes	15.0	(63.6)
Net income (loss)	(75.0)	43.5
Dividends on preferred shares	18.8	18.8
Net income (loss) attributable to ordinary shares	$(93.8)	$24.7

Per share:
Basic	$(0.14)	$0.04
Diluted	$(0.14)	$0.04

Weighted average shares used to compute earnings per share:
Basic	666.9	674.8
Diluted	666.9	679.3
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
(In millions)	2024	2023
Net income (loss)	$(75.0)	$43.5
Other comprehensive income (loss), net of tax:
Interest rate swaps, net of tax of $0.9 and $(4.1)	2.6	(12.4)
Foreign currency translation adjustment	(19.6)	100.8
Other comprehensive income (loss), net of tax	(17.0)	88.4
Comprehensive income (loss)	$(92.0)	$131.9
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Changes in Equity (Unaudited)

	Ordinary Shares		Preferred Shares		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
(In millions)	Shares	Amount	Shares	Amount
Balance at December 31, 2023	666.1	$11,740.5	14.4	$1,392.6	$(495.3)	$(6,645.5)	$5,992.3
Vesting of restricted stock units	3.3	—	—	—	—	—	—
Share-based award activity	(1.2)	6.9	—	—	—	—	6.9
Dividends to preferred shareholders	—	—	—	—	—	(18.8)	(18.8)
Net income (loss)	—	—	—	—	—	(75.0)	(75.0)
Other comprehensive income (loss)	—	—	—	—	(17.0)	—	(17.0)
Balance at March 31, 2024	668.2	$11,747.4	14.4	$1,392.6	$(512.3)	$(6,739.3)	$5,888.4

	Ordinary Shares		Preferred Shares		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
(In millions)	Shares	Amount	Shares	Amount
Balance at December 31, 2022	674.4	$11,744.7	14.4	$1,392.6	$(665.9)	$(5,658.9)	$6,812.5
Vesting of restricted stock units	1.8	—	—	—	—	—	—
Share-based award activity	(0.6)	33.7	—	—	—	—	33.7
Dividends to preferred shareholders	—	—	—	—	—	(18.8)	(18.8)
Net income (loss)	—	—	—	—	—	43.5	43.5
Other comprehensive income (loss)	—	—	—	—	88.4	—	88.4
Balance at March 31, 2023	675.6	$11,778.4	14.4	$1,392.6	$(577.5)	$(5,634.2)	$6,959.3
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In millions)	2024	2023
Cash Flows From Operating Activities
Net income (loss)	$(75.0)	$43.5
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	179.4	172.6
Share-based compensation	14.9	40.7
Gain on legal settlement	—	(49.4)
Amortization of debt issuance costs	4.7	5.1
Other operating activities	10.1	9.7
Changes in operating assets and liabilities:
Accounts receivable	74.8	42.3
Prepaid expenses	(11.8)	(21.7)
Other assets	(3.0)	13.7
Accounts payable	(37.3)	(0.1)
Accrued expenses and other current liabilities	(10.0)	(33.0)
Deferred revenues	31.0	85.5
Operating leases, net	(1.8)	(2.0)
Other liabilities	0.2	(79.4)
Net cash provided by operating activities	176.2	227.5
Cash Flows From Investing Activities
Capital expenditures	(64.4)	(59.3)
Payments for acquisitions	—	(1.1)
Net cash provided by (used for) investing activities	(64.4)	(60.4)
Cash Flows From Financing Activities
Principal payments on term loan	(47.4)	(125.0)
Payment of debt issuance costs and discounts	(20.0)	—
Cash dividends on preferred shares	(18.9)	(18.9)
Payments related to finance lease	(0.3)	(0.2)
Payments related to tax withholding for stock-based compensation	(8.6)	(7.5)
Net cash provided by (used for) financing activities	(95.2)	(151.6)
Effects of exchange rates	(6.3)	2.0
Net change in cash and cash equivalents, including restricted cash	$10.3	$17.5
Cash and cash equivalents, including restricted cash, beginning of period	370.7	356.8
Cash and cash equivalents, including restricted cash, end of period(1)	$381.0	$374.3
(1) Includes $19.2 of Cash and cash equivalents that was reclassified to current assets held for sale in the Condensed Consolidated Balance Sheet as of March 31, 2024. Refer to Note 2 - Acquisitions and Divestitures for further information.

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions or as otherwise noted)

Note 1: Nature of Operations and Summary of Significant Accounting Policies
Clarivate Plc (“Clarivate,” “us,” “we,” “our,” or the “Company”) is a public limited company incorporated under the laws of Jersey, Channel Islands.
We are a provider of proprietary and comprehensive information, analytics, professional services, and workflow software that enable users across government and academic institutions, life science and healthcare companies, corporations, and law firms to power the entire innovation lifecycle, from cultivating curiosity to protecting the world’s critical intellectual property assets. We have three reportable segments: Academia & Government (“A&G”), Intellectual Property (“IP”), and Life Sciences & Healthcare (“LS&H”). Our segment structure is organized based on the products we offer and the markets they serve. For additional information on our reportable segments, see Note 13 - Segment Information.
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include our accounts and the accounts of our wholly owned subsidiaries. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. All significant intercompany transactions and balances have been eliminated in consolidation.
Certain reclassifications of prior period amounts have been made to conform to the current period presentation.
Significant Accounting Policies
Our significant accounting policies are those that we believe are important to the portrayal of our financial condition and results of operations, as well as those that involve significant judgments or estimates about matters that are inherently uncertain. There have been no material changes to the significant accounting policies discussed in Note 1 - Nature of Operations and Summary of Significant Accounting Policies included in Part II, Item 8 of our annual report on Form 10-K for the year ended December 31, 2023.
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
Note 2: Acquisitions and Divestitures
During the second quarter of 2023, we entered into a commercial agreement to sell a small product group within our IP segment for approximately $34, payable over ten years. The transaction closed on April 1, 2024 and the carrying amount of the respective assets and liabilities included in the disposal group have been reclassified to Assets held for sale and Liabilities held for sale on the Condensed Consolidated Balance Sheets. In connection with the sale, we recognized a loss of $15.8 during the three months ended March 31, 2024, included in Other operating expense (income), net in the Condensed Consolidated Statement of Operations.
Note 3: Revenue
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

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions or as otherwise noted)
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
The following table presents our revenues disaggregated by transaction type (see Note 13 - Segment Information for our revenues disaggregated by segment):

	Three Months Ended March 31,
Revenues by transaction type	2024	2023
Subscription revenues	$403.1	$393.2
Re-occurring revenues	102.5	107.7
Transactional and other revenues	115.6	128.2
Revenues	$621.2	$629.1
The following table presents our contract balances:

Contract balances	March 31, 2024	December 31, 2023
Accounts receivable, net	822.9	908.3

Current portion of deferred revenues	1,010.1	983.1
Non-current portion of deferred revenues	17.7	38.7
During the three months ended March 31, 2024, we recognized revenues of $345.7 attributable to deferred revenues recorded at the beginning of the period, primarily consisting of subscription revenues recognized ratably over the contract term.
Our remaining performance obligations are included in the current or non-current portion of deferred revenues on the Condensed Consolidated Balance Sheets. The majority of these obligations relate to customer contracts where we license the right to use our products or provide maintenance services over a contractual term, generally one year or less.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions or as otherwise noted)
Note 4: Other Intangible Assets, Net
The following table summarizes the gross carrying amounts and accumulated amortization of our identifiable intangible assets by major class:

	March 31, 2024			December 31, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer relationships	$7,800.9	$(1,261.1)	$6,539.8	$7,819.9	$(1,177.2)	$6,642.7
Technology and content	2,808.2	(1,066.9)	1,741.3	2,798.3	(1,009.1)	1,789.2
Computer software	942.8	(540.6)	402.2	897.9	(516.4)	381.5
Trade names and other	88.7	(54.7)	34.0	88.9	(52.6)	36.3
Definite-lived intangible assets	$11,640.6	$(2,923.3)	$8,717.3	$11,605.0	$(2,755.3)	$8,849.7
Indefinite-lived intangible assets:
Trade names	156.9	—	156.9	156.9	—	156.9
Total intangible assets	$11,797.5	$(2,923.3)	$8,874.2	$11,761.9	$(2,755.3)	$9,006.6
Intangible assets amortization expense was $174.5 and $166.7 during the three months ended March 31, 2024, and 2023, respectively.
Note 5: Derivative Instruments
We are exposed to various market risks, including foreign currency exchange rate risk and interest rate risk. We use derivative instruments to manage these risk exposures. We enter into foreign currency contracts and cross-currency swaps to help manage our exposure to foreign exchange rate risk and we use interest rate swaps to mitigate interest rate risk. We assess the fair value of these instruments by considering current and anticipated movements in future interest rates and the relevant currency spot and future rates available in the market. Accordingly, these instruments are classified within Level 2 of the fair value hierarchy.
Interest Rate Swaps
We have interest rate swap arrangements with counterparties to reduce our exposure to variability in cash flows relating to interest payments on our outstanding term loan arrangements. We have designated the interest rate swaps as cash flow hedges of the risk associated with floating interest rates on designated future monthly interest payments.
As of March 31, 2024, our outstanding interest rate swaps have an aggregate notional value of $759.5 and mature in October 2026.
The fair value of the interest rate swaps is the estimated amount that we would receive or pay to terminate such agreements, taking into account market interest rates and the remaining time to maturities or using market inputs with mid-market pricing as a practical expedient for bid-ask spread. Changes in fair value are recorded in Accumulated other comprehensive loss (“AOCL”) in the Condensed Consolidated Balance Sheets with a related offset in derivative asset or liability, and the amounts reclassified out of AOCL are recorded to Interest expense, net in the Condensed Consolidated Statements of Operations. Any gain or loss will be subsequently reclassified into net earnings in the same period during which transactions affect earnings, or upon termination of the arrangements. For additional information on changes recorded to AOCL, see Note 7 - Accumulated Other Comprehensive Loss.
As of March 31, 2024, we estimate that approximately $14.9 of pre-tax gain related to interest rate swaps recorded in AOCL will be reclassified into earnings within the next 12 months.
For additional information on our outstanding term loan facility, see Note 6 - Debt.
Cross-Currency Swaps
In July 2023, we entered into a cross-currency swap that matures in 2026 to mitigate foreign currency exposure related to our net investment in various euro-functional-currency consolidated subsidiaries. This swap is designated and qualifies as a net investment hedge. We elected to assess the effectiveness of this net investment hedge based on changes in spot rates and are amortizing the portion of the net investment hedge that was excluded from the assessment of effectiveness over the life

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions or as otherwise noted)
of the swap within Interest expense, net in the Condensed Consolidated Statements of Operations. The notional amount of the cross-currency swap associated with euro-denominated subsidiary net investments was €100.0 as of March 31, 2024.
Changes in fair value are recorded in AOCL (as a foreign currency translation adjustment) in the Condensed Consolidated Balance Sheets, with a related offset in derivative asset or liability. Any gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold or substantially liquidated. For additional information on changes recorded to AOCL, see Note 7 - Accumulated Other Comprehensive Loss.
Foreign Currency Forward Contracts
We periodically enter into foreign currency contracts, which generally do not exceed 180 days in duration, to help manage our exposure to foreign exchange rate risks. We have not designated these contracts as accounting hedges.
We initially recognize these contracts at fair value on the execution date and we subsequently remeasure the contracts to their fair value at the end of each reporting period. We assess the fair value of these instruments by considering current and anticipated movements in future interest rates and the relevant currency spot and future rates available in the market. We receive third-party valuation reports to corroborate our determination of fair value.
We recognize the associated realized and unrealized gains and losses in Other operating expense (income), net in the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2024 and 2023, we recognized a loss (gain) from the fair value adjustment of $1.7 and $(3.2), respectively. The notional amount of outstanding foreign currency contracts was $145.6 and $140.5 as of March 31, 2024 and December 31, 2023, respectively.
The following table provides information on the location and fair value amounts of our derivative instruments as of March 31, 2024 and December 31, 2023:

	Balance Sheet Classification	March 31, 2024	December 31, 2023
Asset Derivatives
Derivatives designated as accounting hedges:
Interest rate swaps	Other current assets	$—	$4.1
Interest rate swaps	Other non-current assets	25.5	17.7
Cross-currency swaps	Other non-current assets	0.2	—
Derivatives not designated as accounting hedges:
Foreign currency forwards	Other current assets	0.1	1.3
Total Asset Derivatives		$25.8	$23.1

Liability Derivatives
Derivatives designated as accounting hedges:
Cross-currency swaps	Other non-current liabilities	$—	$2.0
Derivatives not designated as accounting hedges:
Foreign currency forwards	Accrued expenses and other current liabilities	0.6	0.1
Total Liability Derivatives		$0.6	$2.1

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions or as otherwise noted)
Note 6: Debt
The following table summarizes our total indebtedness:

		March 31, 2024		December 31, 2023
Type	Maturity	Effective Interest Rate	Carrying Value	Effective Interest Rate	Carrying Value
Senior Notes	2029	4.875%	921.4	4.875%	921.4
Senior Secured Notes	2028	3.875%	921.2	3.875%	921.2
Senior Secured Notes	2026	4.500%	700.0	4.500%	700.0
Revolving Credit Facility	2029	8.077%	—	8.206%	—
Term Loan Facility	2031	8.077%	2,150.0	8.470%	2,197.4
Finance lease	2036	6.936%	30.0	6.936%	30.3
Total debt outstanding			$4,722.6		$4,770.3
Debt discounts and issuance costs			(62.0)		(48.0)
Current portion of long-term debt(1)			(22.7)		(1.2)
Long-term debt			$4,637.9		$4,721.1
(1) Included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.
Senior Notes (2029) and Senior Secured Notes (2028)
Interest on the Senior Notes due 2029 and the Senior Secured Notes due 2028 is payable semi-annually to holders of record on June 30 and December 30 of each year. The Senior Secured Notes due 2028 are secured on a first-lien pari passu basis with borrowings under our credit facilities and Senior Secured Notes due 2026. Both of these series of Notes are guaranteed on a joint and several basis by each of our indirect subsidiaries that is an obligor or guarantor under our credit facilities and Senior Secured Notes due 2026.
Senior Secured Notes (2026)
Interest on the Senior Secured Notes due 2026 is payable semi-annually to holders of record on May 1 and November 1 of each year. The Senior Secured Notes due 2026 are secured on a first-lien pari passu basis with borrowings under our credit facilities and Senior Secured Notes due 2028. These Notes are guaranteed on a joint and several basis by each of our indirect subsidiaries that is an obligor or guarantor under our credit facilities and are secured on a first-priority basis by the collateral now owned or hereafter acquired by Camelot Finance S.A. (the issuer) and each of the guarantors that secures the issuer’s and such guarantor’s obligations under our credit facilities (subject to permitted liens and other exceptions).
The Credit Facilities
As further discussed below, in January 2024, we refinanced our existing credit facilities to provide improved financial flexibility, including extending our debt maturities and lowering our annual cash interest costs.
Revolving Credit Facility
Our revolving credit facility provides for revolving loans, same-day borrowings and letters of credit. Proceeds of loans made under the revolving credit facility may be borrowed, repaid, and reborrowed prior to maturity.
As part of the January 2024 refinancing, we amended our $750.0 revolving credit facility by reducing it to a $700.0 facility (with a letter of credit sublimit of $77.0) and extending the maturity date to January 31, 2029, subject to a “springing” maturity date that is 91 days prior to the maturity date of the Senior Secured Notes due 2026 and the Senior Secured Notes due 2028, but only to the extent that those notes have not been refinanced or extended prior to their original maturity dates. All other terms related to the revolving credit facility were substantively unchanged.
As of March 31, 2024, letters of credit totaling $8.5 were collateralized by the revolving credit facility.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions or as otherwise noted)
Term Loan Facility
As part of the January 2024 refinancing, we made a prepayment of $47.4 on the existing term loans due in 2026 and then refinanced the remaining term loans with a new $2,150 tranche of term loans maturing in 2031. The interest rate margin for the new term loan facility decreased from 300 to 275 basis points per annum in the case of loans bearing interest by reference to term SOFR. The term loans amortize in equal quarterly installments (the first installment is payable June 28, 2024) equivalent to a rate of 1.00% per annum, with the balance due at maturity.
The carrying value of our variable interest rate debt, excluding unamortized debt issuance costs, approximates fair value due to the short-term nature of the interest rate benchmark rates. The fair value of the fixed rate debt is estimated based on market observable data for debt with similar prepayment features. The fair value of our debt was $4,547.6 and $4,615.3 at March 31, 2024 and December 31, 2023, respectively, and is considered Level 2 under the fair value hierarchy.
Note 7: Accumulated Other Comprehensive Loss
The tables below provide information about the changes in Accumulated Other Comprehensive Loss by component and the related amounts reclassified to net earnings during the periods indicated (net of tax). The foreign currency translation adjustment component of AOCL represents the impact of translating foreign subsidiary asset and liability balances from their local currency to USD. The change in both periods below was primarily related to foreign subsidiaries whose local currency is GBP.

	Three Months Ended March 31, 2024
	Interest rate swaps	Defined benefit pension plans	Foreign currency translation adjustment	AOCL
Balance as of December 31, 2023	$16.2	$0.4	$(511.9)	$(495.3)
Other comprehensive income (loss) before reclassifications	11.5	—	(19.3)	(7.8)
Reclassifications from AOCL to net earnings	(8.9)	—	(0.3)	(9.2)
Net other comprehensive (loss) income	2.6	—	(19.6)	(17.0)
Balance as of March 31, 2024	$18.8	$0.4	$(531.5)	$(512.3)

	Three Months Ended March 31, 2023
	Interest rate swaps	Defined benefit pension plans	Foreign currency translation adjustment	AOCL
Balance as of December 31, 2022	$38.1	$1.5	$(705.5)	$(665.9)
Other comprehensive income (loss) before reclassifications	(3.5)	—	100.8	97.3
Reclassifications from AOCL to net earnings	(8.9)	—	—	(8.9)
Net other comprehensive income (loss)	(12.4)	—	100.8	88.4
Balance as of March 31, 2023	$25.7	$1.5	$(604.7)	$(577.5)
Note 8: Private Placement Warrants
As of March 31, 2024, there were 17.8 million unexercised private placement warrants with an exercise price of $11.50 per share. These warrants expire in May 2024. We determine the fair value of the warrants using a Black-Scholes option valuation model; accordingly, the warrants are classified as Level 3 financial instruments within the fair value hierarchy and are subject to remeasurement at each balance sheet date. The total fair value of private placement warrants represented a liability balance of zero and $5.1 as of March 31, 2024 and December 31, 2023, respectively, and was classified within Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. Any change in fair value is recognized as a fair value adjustment of warrants in the Condensed Consolidated Statements of Operations.
Note 9: Restructuring and Other Impairments
We have engaged in various restructuring programs to strengthen our business and streamline our operations, including taking actions related to the location and use of leased facilities. Our recent restructuring programs include the following:

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions or as otherwise noted)
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
As of March 31, 2024, we’ve incurred approximately $26.7 of cumulative costs associated with the Segment Optimization Program and we expect to incur approximately $11 of additional restructuring costs associated with this program, primarily within 2024.
The following table summarizes the pre-tax charges by activity and program during the periods indicated:

	Three Months Ended March 31,
	2024	2023
Severance and Related Benefit Costs:
Segment Optimization Program	9.5	—
ProQuest Acquisition Integration Program	(0.1)	9.3
Total Severance and Related Benefit Costs	$9.4	$9.3
Exit and Disposal Costs:
Segment Optimization Program	0.1	—
ProQuest Acquisition Integration Program	—	0.1
Total Exit and Disposal Costs	$0.1	$0.1
Restructuring Costs	$9.5	$9.4
The following table summarizes the pre-tax charges by program and segment during the periods indicated:

	Three Months Ended March 31,
	2024	2023
Academia & Government:
Segment Optimization	4.0	—
ProQuest Acquisition Integration Program	(0.1)	5.1
Total Academia & Government	$3.9	$5.1
Intellectual Property:
Segment Optimization	2.6	—
ProQuest Acquisition Integration Program	—	2.7
Total Intellectual Property	$2.6	$2.7
Life Sciences & Healthcare:
Segment Optimization	3.0	—
ProQuest Acquisition Integration Program	—	1.6
Total Life Sciences & Healthcare	$3.0	$1.6
Restructuring Costs	$9.5	$9.4

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions or as otherwise noted)
The table below summarizes the activity related to the restructuring reserves across each of our cost-saving programs during the periods indicated:

	Severance and Related Benefit Costs	Exit and Disposal Costs	Total
Reserve Balance as of December 31, 2022	$11.5	$0.1	$11.6
Expenses recorded	9.3	0.1	9.4
Payments made	(12.8)	(0.1)	(12.9)
Noncash items	(0.5)	—	(0.5)
Reserve Balance as of March 31, 2023	$7.5	$0.1	$7.6

Reserve Balance as of December 31, 2023	$5.9	$1.4	$7.3
Expenses recorded	9.4	0.1	9.5
Payments made	(12.1)	(1.5)	(13.6)
Noncash items	(0.6)	—	(0.6)
Reserve Balance as of March 31, 2024	$2.6	$—	$2.6
Note 10: Other Operating Expense (Income), Net
Other operating expense (income), net, consisted of the following for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Loss on divestiture(1)	$15.8	$—
Gain on legal settlement(2)	—	(49.4)
Net foreign exchange loss (gain)	0.2	20.6
Miscellaneous expense, net	1.6	(3.2)
Other operating expense (income), net	$17.6	$(32.0)
(1) Refer to Note 2 - Acquisitions and Divestitures for further information.
(2) Refer to Note 14 - Commitments and Contingencies for further information.
Note 11: Income Taxes
We compute our provision for income taxes by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjust the provision for discrete tax items recorded in the period.
During the three months ended March 31, 2024 and 2023, we recognized an income tax provision of $15.0 on loss before income taxes of $60.0 and an income tax benefit of $63.6 on loss before income taxes of $20.1, respectively. The overall change in tax expense is primarily due to the $70.4 tax benefit recorded on the settlement of an open tax dispute during the three months ended March 31, 2023, and due to the change in the mix of taxing jurisdictions in which pre-tax profits and losses were recognized.
Note 12: Earnings Per Share
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

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions or as otherwise noted)
The basic and diluted EPS computations for our ordinary shares are calculated as follows:

	Three Months Ended March 31,
	2024	2023
Basic EPS
Net income (loss)	$(75.0)	$43.5
Dividends on preferred shares	18.8	18.8
Net income (loss) attributable to ordinary shares	$(93.8)	$24.7

Weighted average shares, basic	666.9	674.8
Basic EPS	$(0.14)	$0.04

Diluted EPS
Net income (loss) attributable to ordinary shares	$(93.8)	$24.7
Change in fair value of private placement warrants	—	—
Net income (loss) attributable to ordinary shares, diluted	$(93.8)	$24.7

Weighted average shares, basic	666.9	674.8
Weighted average effect of potentially dilutive shares	—	4.5
Weighted average shares, diluted	666.9	679.3
Diluted EPS	$(0.14)	$0.04
Potential ordinary shares on a gross basis of 29.2 million and 17.8 million related to share-based awards and private placement warrants were excluded from diluted EPS for the three months ended March 31, 2024 and 2023, respectively, as their inclusion would have been anti-dilutive. For additional information, see Note 8 - Private Placement Warrants.
The potential dilutive effect of our 5.25% Series A Mandatory Convertible Preferred Shares (“MCPS”) outstanding during the period was calculated using the if-converted method assuming the conversion as of the earliest period reported or at the date of issuance, if later. The resulting weighted-average ordinary shares of 55.3 million related to our MCPS are not included in the dilutive weighted-average ordinary shares outstanding calculation for the three months ended March 31, 2024, as their effect would be anti-dilutive.
Note 13: Segment Information
Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. As discussed in Note 1 - Nature of Operations and Summary of Significant Accounting Policies, we have three reportable operating segments: Academia & Government (“A&G”), Intellectual Property (“IP”), and Life Sciences & Healthcare (“LS&H”). An overview of our segment structure, organized based on the products we offer and the markets they serve, is as follows:
•A&G: Trusted content, intelligence, and workflow solutions that help academic and government institutions advance knowledge to transform our world. Within the A&G segment, we provide Research and Analytics, Content Solutions, Books and Marketplaces, and Library Software Solutions.
•IP: Our comprehensive intellectual property data, software, and expertise helps companies drive innovation, law firms achieve practice excellence, and organizations worldwide effectively manage and protect critical IP assets. Within the IP segment, we provide IP Management Software, IP Services, Patent Intelligence, and Brand IP Intelligence.
•LS&H: Empowers customers to advance innovation and accelerate patient outcomes that improve patient lives and create a healthier tomorrow. Our intelligence solutions, transformative data, and technology equip our customers with the insight and foresight needed across the entire healthcare ecosystem. Within the LS&H segment, we provide solutions for Research and Development, Real World Data, MedTech, Market Access, and Commercialization.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions or as otherwise noted)
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
The following table summarizes revenues by reportable segment for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Academia & Government	317.7	314.7
Intellectual Property	200.9	209.1
Life Sciences & Healthcare	102.6	105.3
Total Revenues	$621.2	$629.1
The following table presents segment profitability and a reconciliation to Net income (loss) attributable to ordinary shares for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Academia & Government	123.5	125.4
Intellectual Property	83.1	94.6
Life Sciences & Healthcare	29.7	32.7
Total Adjusted EBITDA	$236.3	$252.7
Provision (benefit) for income taxes	(15.0)	63.6
Depreciation and amortization	(179.4)	(172.6)
Interest expense, net	(70.2)	(73.6)
Transaction related costs	(4.4)	(1.7)
Share-based compensation expense	(15.4)	(41.2)
Restructuring and other impairments	(9.5)	(9.4)
Fair value adjustment of warrants	5.2	(1.1)
Other(1)	(22.6)	26.8
Net income (loss)	(75.0)	43.5
Dividends on preferred shares	(18.8)	(18.8)
Net income (loss) attributable to ordinary shares	$(93.8)	$24.7
(1) Primarily reflects the net impact of foreign exchange gains and losses related to the remeasurement of balances and other items that do not reflect our ongoing operating performance. The three months ended March 31, 2024 also includes a $15.8 loss on the divestiture discussed in Note 2 - Acquisitions and Divestitures. The three months ended March 31, 2023 also includes a $49.4 gain on legal settlement. Refer to Note 10 - Other Operating Expense (Income), Net and Note 14 - Commitments and Contingencies for further information.

Note 14: Commitments and Contingencies
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
(In millions or as otherwise noted)
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
During the three months ended March 31, 2023, we reached settlement related to a large legal claim, which was covered by insurance. We recognized a total gain on settlement of $49.4 which is included in Other operating expense (income), net in the Condensed Consolidated Statement of Operations.
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
In a separate, but related litigation, on June 7, 2022, a class action was filed in Pennsylvania state court in the Court of Common Pleas of Philadelphia asserting claims under the Securities Act of 1933, based on substantially similar allegations, with respect to alleged misstatements and omissions in the offering documents for two issuances of Clarivate ordinary shares in June and September 2021. The Company moved to stay this proceeding on August 19, 2022, and filed its preliminary objections to the state court complaint on October 21, 2022. After granting a partial stay on January 4, 2023, the court denied a further stay of the proceedings on April 17, 2023. On April 24, 2024, the court sustained the Company’s preliminary objections, but permitted plaintiff leave to file an amended complaint by May 14, 2024, and to take jurisdictional discovery over certain individual defendants and to move on the basis of such discovery to amend the complaint to add such defendants by July 17, 2024. Clarivate does not believe that the claims alleged in the complaints have merit and will vigorously defend against them. Given the early stage of the proceedings, we are unable to estimate the reasonably possible loss or range of loss, if any, arising from these matters.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our historical financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2023 and the financial statements and related notes included elsewhere in this quarterly report on Form 10-Q. Certain statements in this section are forward-looking statements as described in the Cautionary Note Regarding Forward-Looking Statements section of this quarterly report. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is outlined under Item 1A. Risk Factors of this quarterly report.
Overview
We are a leading global provider of transformative intelligence. We offer enriched data, insights & analytics, workflow solutions and expert services in the areas of Academia & Government (“A&G”), Intellectual Property (“IP”) and Life Sciences & Healthcare (“LS&H”), which form the basis of our reportable segment structure. This structure allows us to provide substantial scale for our vertical market customers while still leveraging our shared services to operate efficiently across horizontal workflows and functions. Within each of our three segments, we provide the following information, solution, and service capabilities:
•Enriched data - comprehensive, curated content collections.
•Insights and analytics - on-demand predictive analytics capabilities to inform decision-making.
•Workflow solutions - automated workflow, including SaaS, to enable decisions and manage resources.
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

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions or as otherwise noted)
Annualized contract value
Annualized contract value (“ACV”), at a given point in time, represents the annualized value for the next 12 months of subscription-based license agreements with our customers, assuming that all expiring license agreements during that period are renewed at their current price level. The renewal period for our subscriptions generally starts 90 days before the end of the current subscription period. Our calculation of ACV includes the impact of downgrades, upgrades, price increases, and cancellations during the reporting period.
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
Our ACV was $1,583.3 and $1,555.2 as of March 31, 2024 and 2023, respectively, which corresponds to an increase of 1.8%. The increase in ACV was primarily due to the impact of price increases.
Annual renewal rate
Our revenues are primarily subscription based, which leads to high revenue predictability. Our ability to retain existing subscription customers is a key performance indicator that helps explain the evolution of our historical results and is a leading indicator of our revenues and cash flows for the subsequent reporting period.
Annual renewal rate is the metric we use to determine renewal levels by existing customers across our segments, and is a leading indicator of renewal trends, which impact the evolution of our ACV and results of operations. We calculate the annual renewal rate for a given period by dividing (a) the annualized dollar value of existing subscription product license agreements that are renewed during that period, including the value of any product downgrades, by (b) the annualized dollar value of existing subscription product license agreements that come up for renewal in that period. “Open renewals,” which we define as existing subscription product license agreements that come up for renewal but are neither renewed nor canceled by customers during the applicable reporting period, are excluded from both the numerator and denominator of the calculation. We calculate the annual renewal rate to reflect the impact of product downgrades but not the impact of product upgrades upon renewal, because upgrades reflect the purchase of additional services.
The impact of upgrades, new subscriptions, and product price increases is reflected in ACV, but not in annual renewal rates. Our annual renewal rate was 93% and 93% for the three months ended March 31, 2024 and 2023.
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
Our presentation of Adjusted EBITDA and Adjusted EBITDA margin should not be construed as an inference that our future results will be unaffected by any of the adjusted items, or that our projections and estimates will be realized in their entirety or at all. In addition, because of these limitations, Adjusted EBITDA should not be considered as a measure of liquidity or discretionary cash available to us to fund our cash needs, including investing in the growth of our business and meeting our obligations. For a reconciliation of Adjusted EBITDA and Adjusted EBITDA margin to Net income (loss), refer to Adjusted EBITDA and Adjusted EBITDA margin (non-GAAP measures) below.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions or as otherwise noted)
Free cash flow
We use Free cash flow in our operational and financial decision-making and believe it is useful to investors because similar measures are frequently used by securities analysts, investors, ratings agencies, and other interested parties to measure the ability of a company to service its debt. Our presentation of Free cash flow should not be construed as a measure of liquidity or discretionary cash available to us to fund our cash needs, including investing in the growth of our business and meeting our obligations.
We define Free cash flow as Net cash provided by operating activities less Capital expenditures. For further discussion related to Free cash flow, including a reconciliation to Net cash provided by operating activities, refer to Liquidity and Capital Resources - Cash Flows below.
Results of Operations

	Three Months Ended March 31,
	2024	2023	% Change
Revenues	$621.2	$629.1	(1)%
Operating expenses:
Cost of revenues	217.8	229.7	(5)%
Selling, general and administrative costs	191.9	194.8	(1)%
Depreciation and amortization	179.4	172.6	4%
Restructuring	9.5	9.4	1%
Other operating expense (income), net	17.6	(32.0)	N/M
Total operating expenses	616.2	574.5
Income (loss) from operations	5.0	54.6
Fair value adjustment of warrants	(5.2)	1.1	N/M
Interest expense, net	70.2	73.6	(5)%
Income (loss) before income tax	(60.0)	(20.1)
Provision (benefit) for income taxes	15.0	(63.6)	N/M
Net income (loss)	(75.0)	43.5
Dividends on preferred shares	18.8	18.8	—%
Net income (loss) attributable to ordinary shares	$(93.8)	$24.7
N/M - Represents a change approximately equal or in excess of 100% or not meaningful.
There were no material changes to the business or other factors having a significant impact on the comparability of our results of operations between the periods presented.
Revenues
The tables below present the changes in revenue by transaction type, segment, and geography, as well as the components driving the changes between periods.
Revenues by transaction type

	Three Months Ended March 31,		Change		% of Change
	2024	2023	$	%	Acquisitions	Disposals	FX	Organic
Subscription revenues	$403.1	$393.2	$9.9	2.5%	0.1%	—%	—%	2.4%
Re-occurring revenues	102.5	107.7	(5.2)	(4.8)%	—%	—%	0.3%	(5.1)%
Transactional and other revenues	115.6	128.2	(12.6)	(9.8)%	0.1%	0.9%	0.6%	(11.4)%
Revenues	$621.2	$629.1	$(7.9)	(1.3)%	—%	0.2%	0.2%	(1.7)%
Subscription revenues increased primarily due to organic growth driven by price increases. Re-occurring revenues decreased due to lower IP patent renewal volumes. Transactional and other revenues decreased primarily due to lower A&G volumes and LS&H real world data sales.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions or as otherwise noted)
Revenues by segment

	Three Months Ended March 31,		Change		% of Change
	2024	2023	$	%	Acquisitions	Disposals	FX	Organic
Academia & Government	$317.7	$314.7	$3.0	1.0%	—%	—%	0.4%	0.6%
Intellectual Property	200.9	209.1	(8.2)	(3.9)%	—%	0.5%	0.1%	(4.5)%
Life Sciences & Healthcare	102.6	105.3	(2.7)	(2.6)%	0.3%	—%	(0.1)%	(2.8)%
Revenues	$621.2	$629.1	$(7.9)	(1.3)%	—%	0.2%	0.2%	(1.7)%
A&G segment revenues increased from organic growth, primarily due to subscription growth driven by price increases, partially offset by a decline in transactional volumes. IP segment revenues decreased primarily due to lower patent renewal volumes. LS&H segment revenues decreased primarily due to lower transactional real world data sales.
Revenues by geography

	Three Months Ended March 31,		Change		% of Change
	2024	2023	$	%	Acquisitions	Disposals	FX	Organic
Americas	$330.3	$339.5	$(9.2)	(2.7)%	0.1%	0.1%	0.1%	(3.0)%
Europe/Middle East/Africa (“EMEA”)	168.5	167.0	1.5	0.9%	—%	0.2%	1.5%	(0.8)%
Asia Pacific (“APAC”)	122.4	122.6	(0.2)	(0.2)%	—%	0.3%	(1.2)%	0.7%
Revenues	$621.2	$629.1	$(7.9)	(1.3)%	—%	0.2%	0.2%	(1.7)%
Americas revenues decreased primarily due to the organic decline driven by lower IP re-occurring patent renewal volumes and declines in A&G transactional volumes and LS&H real world data transactional sales. The decline in EMEA organic revenue growth was primarily due to lower IP re-occurring patent renewal volumes and A&G transactional volumes. APAC organic revenue growth increased primarily due to A&G subscription growth, partially offset by lower A&G transactional sales.
Cost of revenues
Cost of revenues consists of costs related to the production, servicing, and maintenance of our products and are composed primarily of related personnel costs, data center services and licensing costs, and costs to acquire or produce content, including royalty fees.
The decrease of 5.2% was primarily driven by a reduction in share-based compensation expense. As a percentage of revenues, Cost of revenues decreased by 1.4% from the prior year period.
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
The decrease of 1.5% was primarily driven by a reduction in share-based compensation expense. As a percentage of revenues, SG&A costs were largely unchanged from the prior year period.
Depreciation and amortization
Depreciation expense relates to our fixed assets, including mainly computer hardware and leasehold improvements, furniture and fixtures. Amortization expense relates to our definite-lived intangible assets, including mainly technology and content, customer relationships, internally generated computer software, and trade names.
The increase of 3.9% was primarily driven by increased investment in internally developed software and content assets compared to the prior year period.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions or as otherwise noted)
Restructuring
Restructuring and other impairments charges were largely unchanged from the prior year. First quarter 2024 charges were primarily associated with the Segment Optimization Program, which began in the second quarter of 2023 and is expected to continue through the end of 2024. First quarter 2023 charges were primarily associated with the ProQuest Acquisition Integration Program, which was substantively completed in 2023. For further information regarding each of our restructuring initiatives and impairment impacts, see Note 9 - Restructuring and Other Impairments included in Part I, Item 1 of this quarterly report.
Other operating expense (income), net
The change of $49.6 compared to Other operating expense (income), net of $(32.0) in the prior year period was driven by a $(49.4) gain on legal settlement in the prior year, the net impact of foreign exchange gains and losses related to the remeasurement of balances, with the largest impacts derived from transactions denominated in GBP, and a $15.8 loss on divestiture in the current year. For further information, see Note 10 - Other Operating Expense (Income), Net included in Part I, Item 1 of this quarterly report.
Fair value adjustment of warrants
The adjustment in fair value, resulting in a gain in the current and comparative year, was driven primarily by decreases in our share price and the remaining exercise period, both of which reduce the warrant value in the option valuation model.
Interest expense, net
The decrease of 4.6% was driven by lower outstanding borrowings from debt prepayments.
Provision (benefit) for income taxes
The overall increase in tax expense is primarily due to the $70.4 tax benefit, recorded in the prior year, relating to the settlement of an open tax dispute and due to the change in the mix of taxing jurisdictions in which pre-tax profits and losses were recognized. The current quarter effective tax rate may not be indicative of our effective tax rates for future periods.
In December 2021, the Organization for Economic Co-operation and Development (“OECD”) issued model rules for a new global minimum tax framework under its “Pillar Two” initiative, and various governments around the world have issued, or have announced that they plan to issue, legislation consistent with the OECD model rules. We are within the scope of the OECD Pillar Two model rules.
During the third quarter of 2023, the United Kingdom enacted legislation consistent with the OECD model rules, which became effective January 1, 2024. Based on our most recent tax filings, country-by-country reporting, and financial information available, we believe that most of the jurisdictions in which we operate will meet the requirements for transitional safe harbor relief. Therefore, we do not expect the global minimum tax to have a material impact in 2024. However, future legislation or changes in our financial results could materially increase our global minimum tax expense.
Dividends on preferred shares
Dividends on our mandatory convertible preferred shares are calculated and accrued at an annual rate of 5.25% of the liquidation preference of $100.00 per share.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions or as otherwise noted)
Adjusted EBITDA and Adjusted EBITDA margin (non-GAAP measures)
The following table presents our calculation of Adjusted EBITDA and Adjusted EBITDA margin for the three months ended March 31, 2024 and 2023, and reconciles these non-GAAP measures to our Net income (loss) for the same periods:

	Three Months Ended March 31,
	2024	2023
Net income (loss) attributable to ordinary shares	$(93.8)	$24.7
Dividends on preferred shares	18.8	18.8
Net income (loss)	(75.0)	43.5
Provision (benefit) for income taxes	15.0	(63.6)
Depreciation and amortization	179.4	172.6
Interest expense, net	70.2	73.6
Transaction related costs	4.4	1.7
Share-based compensation expense	15.4	41.2
Restructuring and other impairments	9.5	9.4
Fair value adjustment of warrants	(5.2)	1.1
Other(1)	22.6	(26.8)
Adjusted EBITDA	$236.3	$252.7
Adjusted EBITDA margin	38.0%	40.2%
(1) Primarily reflects the net impact of foreign exchange gains and losses related to the remeasurement of balances and other items that do not reflect our ongoing operating performance. The three months ended March 31, 2024 also includes a $15.8 loss on the divestiture discussed in Note 2 - Acquisitions and Divestitures. The three months ended March 31, 2023 also includes a $49.4 gain on legal settlement. Refer to Note 10 - Other Operating Income, Net and Note 14 - Commitments and Contingencies for further information.

Liquidity and Capital Resources
We finance our operations primarily through cash generated by operating activities and through borrowing activities. As of March 31, 2024, we had $361.8 of cash and cash equivalents (including restricted cash of $11.4) and $691.5 of available borrowing capacity under our revolving credit facility.
Cash Flows
We have historically generated significant cash flows from our operating activities. Our subscription-based revenue model provides a steady and predictable source of revenue and cash flow for us, as we typically receive payments from our customers at the start of the subscription period (usually 12 months) and recognize revenue ratably throughout that period. Our high customer renewal rate, stable margins, and efforts to improve operating efficiencies and working capital management also contribute to our ability to generate solid operating cash flows.
The following table discloses our cash flows by activity for the periods presented:

	Three Months Ended March 31,		Change
	2024	2023	$	%
Net cash provided by operating activities	$176.2	$227.5	$(51.3)	(23)%
Net cash provided by (used for) investing activities	$(64.4)	$(60.4)	$(4.0)	7%
Net cash provided by (used for) financing activities	$(95.2)	$(151.6)	$56.4	(37)%
The decrease in net cash provided by operating activities was driven by timing of working capital changes and lower income from operations.
The increase in net cash used for investing activities was due to increased capital spending to fuel product innovation.
The decrease in net cash used for financing activities was due to lower prepayments on our term loans, partially offset by payments for fees associated with the refinancing of our existing credit facilities in January 2024. See Borrowings below for further information.
Free Cash Flow (non-GAAP measure)

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions or as otherwise noted)
The following table reconciles our non-GAAP Free cash flow measure to Net cash provided by operating activities for the periods presented:

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$176.2	$227.5
Capital expenditures	(64.4)	(59.3)
Free cash flow	$111.8	$168.2
The decrease in Free cash flow was driven by the decrease in operating cash flows further described above and from increased capital expenditures. Our capital expenditures in both periods presented consisted primarily of capitalized labor, contract services, and other costs associated with product and content development.
Borrowings
As of March 31, 2024, we had $4,692.6 of outstanding borrowings under our notes and credit facilities. We incurred $70.2 and $73.6 of interest expense associated with our debt obligations during the three months ended March 31, 2024 and 2023, respectively. Our contingent liabilities consist primarily of letters of credit and performance bonds and other similar obligations in the ordinary course of business.
In January 2024, we refinanced our existing credit facilities to provide improved financial flexibility, including extending our debt maturities and lowering our annual cash interest costs. We amended our $750.0 revolving credit facility by reducing it to a $700.0 facility (with a letter of credit sublimit of $77.0) and extending the maturity date to January 31, 2029. We also made a prepayment of $47.4 on our existing term loans due in 2026 and then refinanced the remaining term loans with a new $2,150 tranche of term loans maturing in 2031. The interest rate margin for the new term loan facility decreased from 300 to 275 basis points per annum in the case of loans bearing interest by reference to term SOFR. The term loans amortize in equal quarterly installments (the first installment is payable June 28, 2024) equivalent to a rate of 1.00% per annum, with the balance due at maturity.
For further discussion related to our outstanding borrowings, see Note 6 - Debt included in Part I, Item 1 of this quarterly report.
Commitments and Contingencies
In addition to the scheduled future debt repayments that we will need to make, we also have commitments and plans related to our mandatory convertible preferred shares (“MCPS”), share repurchase program, capital expenditures, and other commitments in the ordinary course of business, primarily relating to cloud computing services and software license costs. Any amounts for which we are currently liable are reflected in our Consolidated Balance Sheets as Accounts payable or Accrued expenses and other current liabilities.
Our MCPS will convert to ordinary shares on June 1, 2024 and we will declare and pay approximately $20 of dividends during the second quarter of 2024, prior to conversion.
As of March 31, 2024, we had approximately $400 of availability remaining under our share repurchase program. The share repurchase authorization is valid through December 31, 2024.
In addition, we are engaged in various legal proceedings and claims that have arisen in the ordinary course of business and have taken what we believe to be adequate reserves related to the litigation and threatened claims. We maintain appropriate insurance policies in place, which are likely to provide some coverage for these liabilities or other losses that may arise from litigation matters. For additional information about our legal proceedings and claims, see Note 14 - Commitments and Contingencies included in Part I, Item 1 of this quarterly report.
We require and will continue to need significant cash resources to, among other things, meet our debt service requirements, fund our working capital requirements, make capital expenditures (including product development), and expand our business through acquisitions. Based on our forecasts, we believe that cash flow from operations, available cash on hand, borrowing capacity, and access to capital markets will be adequate to service debt, meet liquidity needs, and fund capital expenditures and other business plans for both the next 12 months and the foreseeable future. Our future capital requirements will depend on many factors, including the number of future acquisitions and the timing and extent of spending to support product development efforts. We could be required, or could elect, to seek additional funding through public or private equity or debt financings; however, additional funds may not be available on terms acceptable to us.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions or as otherwise noted)
Critical Accounting Policies, Estimates and Assumptions
There have been no material changes to our critical accounting policies, estimates, and assumptions from those reported under Part I, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies, Estimates and Assumptions in our annual report on Form 10-K for the year ended December 31, 2023.
Recently Issued and Adopted Accounting Pronouncements
For recently issued and adopted accounting pronouncements, see Note 1 - Nature of Operations and Summary of Significant Accounting Policies included in Part I, Item 1 of this quarterly report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk is the risk that changes in market prices, such as foreign currency exchange rates and interest rates, will affect our cash flows or the fair value of our holdings of financial instruments. Market risks as of March 31, 2024 have not materially changed from those discussed under Part I, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our annual report on Form 10-K for the year ended December 31, 2023.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of our controls and procedures relative to their costs.
Based on that evaluation, our CEO and CFO concluded that, as of March 31, 2024, due to the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective at the reasonable assurance level to ensure that the information required to be disclosed in the reports required to be filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Notwithstanding the material weakness, our CEO and CFO have concluded that our condensed consolidated financial statements included in this quarterly report are fairly stated in all material respects in accordance with GAAP for each of the periods presented.
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
Remediation Progress for the Previously Identified Material Weakness
To address the material weakness, during the fourth quarter of 2023, we designed and implemented new control activities to enhance the procedures performed related to the preparation and review of footnote disclosures, including control activities related to the completeness and accuracy of source data utilized in the preparation of footnote disclosures. The material weakness will not be considered remediated until these control activities operate for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively.
We believe the measures described above will remediate the control deficiencies we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to review, optimize, and enhance our financial reporting controls and procedures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of 2024 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
PART II. Other Information
Item 1. Legal Proceedings.
For information related to legal proceedings, see Note 14 - Commitments and Contingencies included in Part I, Item 1 of this quarterly report.
Item 1A. Risk Factors.
There have been no material changes to the risk factors associated with our business from those reported under Part I, Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table sets forth the total number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs for each month during the three months ended March 31, 2024.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Plans or Programs(2)
January 1, 2024 - January 31, 2024	141,989	$9.08	—	$400
February 1, 2024 - February 29, 2024	126,399	$8.91	—	$400
March 1, 2024 - March 31, 2024	916,741	$7.14	—	$400
Total	1,185,129		—
(1) Consists of shares withheld to satisfy tax withholding obligations on behalf of employees that occur upon vesting and delivery of outstanding shares underlying stock options and restricted share units under the 2019 Incentive Award Plan.

(2) In May 2023, our Board of Directors approved the extension of the share repurchase authorization through December 31, 2024, and reduced the authorization from $1,000.0 to $500.0. To enable the buybacks under the Board’s authorization, we obtained shareholder approval on July 27, 2023 to permit us to conduct open-market purchases of up to 100.0 million of our ordinary shares from time to time as approved by the Board of Directors at a minimum purchase price of $1 per share and maximum purchase price of $35 per share. As of March 31, 2024, we had approximately $400.0 of availability remaining under this program.

Item 5. Other Information.
On April 1, 2024, William Graff was promoted to Executive Vice President and Chief Information Officer and became an officer of the Company pursuant to Section 16 of the Securities Exchange Act of 1934, as amended. Previously, on March 15, 2023, Mr. Graff had entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The trading plan provides for the sale of an aggregate of up to 25,000 ordinary shares of the Company held by Mr. Graff. The trading plan terminates on the earlier of the date all the shares covered by the trading plan are sold and May 31, 2024.

Item 6. Exhibits.
EXHIBIT INDEX

10.1*+	Clarivate Plc 2019 Incentive Award Plan – Sub-Plan for Israeli Participants
10.2*+	Clarivate Plc 2019 Incentive Award Plan – Form of Restricted Share Unit Agreement (Non-Executive Directors)
10.3*+	Clarivate Plc 2019 Incentive Award Plan – Form of Restricted Share Unit Agreement (updated)
10.4*+	Clarivate Plc 2019 Incentive Award Plan – Form of Performance Share Unit Agreement - Executive Officers (updated)
10.5*+	Employment Agreement, dated March 31, 2023, by and between Ex Libris Ltd. and Bar Veinstein
10.6*+	Offer Letter, dated March 31, 2023, by and between Clarivate Plc and Henry Levy
10.7+	Offer Letter, dated November 29, 2021, by and between Clarivate Plc and Jonathan Collins (incorporated by reference to Exhibit 10.15 to Clarivate’s Annual Report on Form 10-K filed March 10, 2022)
10.8+	Executive Severance Plan of Clarivate Plc (incorporated by reference to Exhibit 10.5 to Clarivate's Quarterly Report on Form 10-Q filed July 29, 2021)
10.9	Investment Agreement dated as of March 4, 2024, by and between Clarivate Plc and Exor N.V. (incorporated by reference to Exhibit 10.1 to Clarivate’s Form 8-K filed March 4, 2024)
31*	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following information from Clarivate’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline Extensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets (Unaudited), (ii) Condensed Consolidated Statements of Operations (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited), (iv) Condensed Consolidated Statements of Changes in Equity (Unaudited), (v) Condensed Consolidated Statements of Cash Flows (Unaudited), and (vi) Notes to the Condensed Consolidated Financial Statements (Unaudited).

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
*    Filed herewith.
+     Compensatory plan or arrangement.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of London, United Kingdom on May 8, 2024.

CLARIVATE PLC
By:	/s/ Jonathan M. Collins
Name: Jonathan M. Collins
Title: Executive Vice President & Chief Financial Officer