Form 10-Q
period 2024-06-30
CLARIVATE PLC
filed 2024-08-06
CIK 1764046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The number of ordinary shares of the Company outstanding as of July 31, 2024, was 724,140,994.

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
•our ability to compete in the highly competitive industries in which we operate, and potential adverse effects of this competition;
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
•any significant disruption in or unauthorized access to or breaches of our information technology systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyberattacks;
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

PART I. Financial Information
Item 1. Financial Statements.
CLARIVATE PLC
Condensed Consolidated Balance Sheets (Unaudited)

(In millions)	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash	$376.4	$370.7
Accounts receivable, net	796.3	908.3
Prepaid expenses	87.1	88.5
Other current assets	75.0	68.0
Assets held for sale	—	26.7
Total current assets	1,334.8	1,462.2
Property and equipment, net	46.0	51.6
Other intangible assets, net	8,771.3	9,006.6
Goodwill	1,736.5	2,023.7
Other non-current assets	91.6	60.8
Deferred income taxes	49.3	46.7
Operating lease right-of-use assets	48.2	55.2
Total assets	$12,077.7	$12,706.8
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$128.1	$144.1
Accrued compensation	107.2	126.5
Accrued expenses and other current liabilities	314.1	315.2
Current portion of deferred revenues	912.4	983.1
Current portion of operating lease liability	23.3	24.4
Liabilities held for sale	—	6.7
Total current liabilities	1,485.1	1,600.0
Long-term debt	4,635.3	4,721.1
Non-current portion of deferred revenues	23.9	38.7
Other non-current liabilities	49.9	41.9
Deferred income taxes	229.0	249.6
Operating lease liabilities	49.9	63.2
Total liabilities	6,473.1	6,714.5
Commitments and contingencies (Note 14)
Shareholders' equity:
Preferred Shares, no par value; 14.4 shares authorized; 5.25% Mandatory Convertible Preferred Shares, Series A, zero and 14.4 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	1,392.6
Ordinary Shares, no par value; unlimited shares authorized; 724.1 and 666.1 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	13,157.7	11,740.5
Accumulated other comprehensive loss	(497.0)	(495.3)
Accumulated deficit	(7,056.1)	(6,645.5)
Total shareholders' equity	5,604.6	5,992.3
Total liabilities and shareholders' equity	$12,077.7	$12,706.8
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2024	2023	2024	2023
Revenues	$650.3	$668.8	$1,271.5	$1,297.9
Operating expenses:
Cost of revenues	213.6	224.2	431.4	453.9
Selling, general and administrative costs	185.2	192.9	377.1	387.7
Depreciation and amortization	184.4	178.1	363.8	350.7
Goodwill and intangible asset impairments	302.8	135.2	302.8	135.2
Restructuring and other impairments	0.7	12.2	10.2	21.6
Other operating expense (income), net	3.6	14.5	21.2	(17.5)
Total operating expenses	890.3	757.1	1,506.5	1,331.6
Income (loss) from operations	(240.0)	(88.3)	(235.0)	(33.7)
Fair value adjustment of warrants	—	(2.9)	(5.2)	(1.8)
Interest expense, net	71.1	73.0	141.3	146.6
Income (loss) before income taxes	(311.1)	(158.4)	(371.1)	(178.5)
Provision (benefit) for income taxes	(6.8)	(35.3)	8.2	(98.9)
Net income (loss)	(304.3)	(123.1)	(379.3)	(79.6)
Dividends on preferred shares	12.5	18.6	31.3	37.4
Net income (loss) attributable to ordinary shares	$(316.8)	$(141.7)	$(410.6)	$(117.0)

Per share:
Basic	$(0.46)	$(0.21)	$(0.61)	$(0.17)
Diluted	$(0.46)	$(0.21)	$(0.61)	$(0.17)

Weighted average shares used to compute earnings per share:
Basic	685.6	675.9	676.2	675.4
Diluted	685.6	675.9	676.2	675.4
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,
(In millions)	2024	2023
Net income (loss)	$(304.3)	$(123.1)
Other comprehensive income (loss), net of tax:
Interest rate swaps, net of tax of $(0.2) and $2.4	(0.4)	7.3
Foreign currency translation adjustment	15.7	82.6
Other comprehensive income (loss), net of tax	15.3	89.9
Comprehensive income (loss)	$(289.0)	$(33.2)

	Six Months Ended June 30,
(In millions)	2024	2023
Net income (loss)	$(379.3)	$(79.6)
Other comprehensive income (loss), net of tax:
Interest rate swaps, net of tax of $0.7 and $(1.7)	2.2	(5.1)
Foreign currency translation adjustment	(3.9)	183.4
Other comprehensive income (loss), net of tax	(1.7)	178.3
Comprehensive income (loss)	$(381.0)	$98.7
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Changes in Equity (Unaudited)

	Ordinary Shares		Preferred Shares		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
(In millions)	Shares	Amount	Shares	Amount
Balance at December 31, 2023	666.1	$11,740.5	14.4	$1,392.6	$(495.3)	$(6,645.5)	$5,992.3
Vesting of restricted stock units	3.3	—	—	—	—	—	—
Share-based award activity	(1.2)	6.9	—	—	—	—	6.9
Dividends to preferred shareholders	—	—	—	—	—	(18.8)	(18.8)
Net income (loss)	—	—	—	—	—	(75.0)	(75.0)
Other comprehensive income (loss)	—	—	—	—	(17.0)	—	(17.0)
Balance at March 31, 2024	668.2	$11,747.4	14.4	$1,392.6	$(512.3)	$(6,739.3)	$5,888.4
Vesting of restricted stock units	0.7	—	—	—	—	—	—
Share-based award activity	(0.1)	17.7	—	—	—	—	17.7
Conversion of preferred shares into ordinary shares	55.3	1,392.6	(14.4)	(1,392.6)	—	—	—
Dividends to preferred shareholders	—	—	—	—	—	(12.5)	(12.5)
Net income (loss)	—	—	—	—	—	(304.3)	(304.3)
Other comprehensive income (loss)	—	—	—	—	15.3	—	15.3
Balance at June 30, 2024	724.1	$13,157.7	—	$—	$(497.0)	$(7,056.1)	$5,604.6

	Ordinary Shares		Preferred Shares		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
(In millions)	Shares	Amount	Shares	Amount
Balance at December 31, 2022	674.4	$11,744.7	14.4	$1,392.6	$(665.9)	$(5,658.9)	$6,812.5
Vesting of restricted stock units	1.8	—	—	—	—	—	—
Share-based award activity	(0.6)	33.7	—	—	—	—	33.7
Dividends to preferred shareholders	—	—	—	—	—	(18.8)	(18.8)
Net income (loss)	—	—	—	—	—	43.5	43.5
Other comprehensive income (loss)	—	—	—	—	88.4	—	88.4
Balance at March 31, 2023	675.6	$11,778.4	14.4	$1,392.6	$(577.5)	$(5,634.2)	$6,959.3
Vesting of restricted stock units	0.8	—	—	—	—	—	—
Share-based award activity	(0.3)	30.8	—	—	—	—	30.8
Dividends to preferred shareholders	—	—	—	—	—	(18.6)	(18.6)
Net income (loss)	—	—	—	—	—	(123.1)	(123.1)
Other comprehensive income (loss)	—	—	—	—	89.9	—	89.9
Balance at June 30, 2023	676.1	$11,809.2	14.4	$1,392.6	$(487.6)	$(5,775.9)	$6,938.3
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In millions)	2024	2023
Cash Flows From Operating Activities
Net income (loss)	$(379.3)	$(79.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	363.8	350.7
Share-based compensation	33.9	71.6
Restructuring and other impairments, including goodwill	301.3	138.7
Gain on legal settlement	—	(49.4)
Deferred income taxes	(24.6)	(47.8)
Amortization of debt issuance costs	7.9	9.1
Other operating activities	14.3	17.0
Changes in operating assets and liabilities:
Accounts receivable	103.2	121.7
Prepaid expenses	1.1	(11.9)
Other assets	(5.4)	38.6
Accounts payable	(12.2)	6.2
Accrued expenses and other current liabilities	(38.3)	(74.2)
Deferred revenues	(59.7)	(18.4)
Operating leases, net	(4.8)	(4.5)
Other liabilities	1.2	(77.9)
Net cash provided by operating activities	302.4	389.9
Cash Flows From Investing Activities
Capital expenditures	(130.3)	(116.9)
Payments for acquisitions, net of cash acquired	(17.1)	(1.1)
Proceeds from divestitures, net of cash divested	(19.2)	10.5
Net cash provided by (used for) investing activities	(166.6)	(107.5)
Cash Flows From Financing Activities
Principal payments on term loans	(52.7)	(150.0)
Payment of debt issuance costs and discounts	(20.1)	0.1
Cash dividends on preferred shares	(37.7)	(37.7)
Payments related to finance lease	(0.4)	(0.5)
Payments related to tax withholding for share-based compensation	(9.9)	(9.7)
Net cash provided by (used for) financing activities	(120.8)	(197.8)
Effects of exchange rates	(9.3)	1.7
Net change in cash and cash equivalents, including restricted cash	$5.7	$86.3
Cash and cash equivalents, including restricted cash, beginning of period	$370.7	$356.8
Cash and cash equivalents, including restricted cash, end of period	$376.4	$443.1
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
Recently Issued Accounting Standards
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. Early adoption is permitted. We are currently assessing the impact of this update on our related disclosures.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which is designed to provide greater income tax disclosure transparency by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The amendments in this update are effective for fiscal years beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. We are currently assessing the impact of this update on our related disclosures.
Note 2: Acquisitions and Divestitures
During the second quarter of 2023, we entered into a commercial agreement to sell a small product group within our IP segment for approximately $34, payable in annual installments over ten years. The fair value of this contingent consideration receivable is $28.2 as of June 30, 2024, of which almost all is classified as Other non-current assets in the Condensed Consolidated Balance Sheets. We will remeasure the fair value of contingent consideration on a recurring basis and record adjustments, as needed, based on the length of time remaining under the commercial agreement and changes in the amount to be realized each year based on actual financial results. Changes in fair value measurement of the contingent consideration is based on Level 3 inputs. The divestiture met the held-for-sale criteria but did not qualify as a discontinued operation as of June 30, 2023 through the date of sale. The transaction closed on April 1, 2024 and a loss of $14.8 was recognized in connection with the sale, which is included in Other operating expense (income), net in the Condensed Consolidated Statements of Operations.
Prior to the held-for-sale determination and accompanying impairment testing as of June 30, 2023, the carrying amount of the expected assets to be disposed of consisted almost entirely of purchase-related identifiable customer relationship intangible assets of approximately $158. These intangible assets were reduced to estimated fair value of $26.1 based on the

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions or as otherwise noted)
estimated present value of the consideration to be paid over ten years. The related impairment charge of $132.2 is included in Goodwill and intangible asset impairments in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023.
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
•Re-occurring revenues are derived solely from the patent and trademark maintenance services provided by our IP segment. Patents and trademarks are renewed regularly, and our services help customers maintain and protect those patents and trademarks in multiple jurisdictions around the world. Because of the re-occurring nature of the patent and trademark lifecycle, our customer base engages us to manage the renewal process on their behalf. These contracts typically include evergreen clauses or are multi-year agreements. We invoice and recognize revenue upon delivery of the service.
•Transactional and other revenues are earned for specific deliverables that are typically quoted on a product, data set, or project basis. Transactional and other revenues include content sales (including single-document and aggregated collection sales), consulting engagements, and other professional services such as software implementation services. We typically invoice and record revenue for this revenue stream upon delivery of the product, data set, or project, although for longer software implementation projects, we will periodically invoice and recognize revenue in connection with the completion of related performance obligations.
The following table presents our revenues disaggregated by transaction type (see Note 13 - Segment Information for our revenues disaggregated by segment):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Subscription revenues	$405.6	$406.0	$808.7	$799.2
Re-occurring revenues	108.6	111.0	211.1	218.7
Transactional and other revenues	136.1	151.8	251.7	280.0
Revenues	$650.3	$668.8	$1,271.5	$1,297.9
The following table presents our contract balances:

	June 30, 2024	December 31, 2023
Accounts receivable, net	796.3	908.3
Current portion of deferred revenues	912.4	983.1
Non-current portion of deferred revenues	23.9	38.7
During the six months ended June 30, 2024, we recognized revenues of $600.2 attributable to deferred revenues recorded at the beginning of the period, primarily consisting of subscription revenues recognized ratably over the contract term.
Our remaining performance obligations are included in the current or non-current portion of deferred revenues on the Condensed Consolidated Balance Sheets. The majority of these obligations relate to customer contracts where we license the right to use our products or provide maintenance services over a contractual term, generally one year or less.
Note 4: Other Intangible Assets, Net and Goodwill
Other intangible assets, net
The following table is a summary of the gross carrying amounts and accumulated amortization of our identifiable intangible assets by major class:

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions or as otherwise noted)

	June 30, 2024			December 31, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$7,806.1	$(1,348.3)	$6,457.8	$7,819.9	$(1,177.2)	$6,642.7
Technology and content	2,827.1	(1,127.9)	1,699.2	2,798.3	(1,009.1)	1,789.2
Computer software	991.2	(566.7)	424.5	897.9	(516.4)	381.5
Trade names and other	88.7	(55.8)	32.9	88.9	(52.6)	36.3
Definite-lived intangible assets	$11,713.1	$(3,098.7)	$8,614.4	$11,605.0	$(2,755.3)	$8,849.7
Indefinite-lived trade names	156.9	—	156.9	156.9	—	156.9
Other intangible assets, net	$11,870.0	$(3,098.7)	$8,771.3	$11,761.9	$(2,755.3)	$9,006.6
During the three months ended June 30, 2024, and 2023, intangible assets amortization expense was $179.9 and $172.7, respectively, and during the six months ended June 30, 2024, and 2023, intangible assets amortization expense was $354.4 and $339.4, respectively.
Goodwill
The following table is a summary of the change in the carrying amount of goodwill, both in total and as allocated to our reportable segments:

	A&G	IP	LS&H	Total
Balance as of December 31, 2023	$1,109.8	$—	$913.9	$2,023.7
Acquisition	—	—	15.8	15.8
Goodwill impairment	—	—	(302.8)	(302.8)
Impact of foreign currency fluctuations	(0.2)	—	—	(0.2)
Balance as of June 30, 2024	$1,109.6	$—	$626.9	$1,736.5
In the second quarter of 2024, primarily due to sustained declines in our share price, we determined that it was appropriate to perform an interim quantitative goodwill impairment assessment. We performed the assessment, consistent with our goodwill impairment testing policy and procedures, by comparing the estimated fair value to the carrying value for both of our segment reporting units carrying a goodwill balance. Based on the quantitative assessment performed, we concluded that the estimated fair value of the A&G reporting unit continues to be substantially in excess of its carrying value. For the LS&H reporting unit, we determined the carrying value exceeded its fair value; consequently, we recorded a goodwill impairment charge of $302.8 for the three and six months ended June 30, 2024.
Note 5: Derivative Instruments
We are exposed to various market risks, including foreign currency exchange rate risk and interest rate risk. We use derivative instruments to manage these risk exposures. We enter into foreign currency contracts and cross-currency swaps to help manage our exposure to foreign currency exchange rate risk, and we use interest rate swaps to mitigate interest rate risk. We assess the fair value of these instruments by considering current and anticipated movements in future interest rates and the relevant currency spot and future rates available in the market. Accordingly, these instruments are classified within Level 2 of the fair value hierarchy.
Interest Rate Swaps
We have interest rate swap arrangements with counterparties to reduce our exposure to variability in cash flows relating to interest payments on our outstanding term loan arrangements. We have designated the interest rate swaps as cash flow hedges of the risk associated with floating interest rates on designated future monthly interest payments. For additional information on our outstanding term loan facility, see Note 6 - Debt. As of June 30, 2024, our outstanding interest rate swaps have an aggregate notional value of $756.6 and mature in October 2026.
The fair value of the interest rate swaps is the estimated amount that we would receive or pay to terminate such agreements, taking into account market interest rates and the remaining time to maturities or using market inputs with mid-market pricing as a practical expedient for bid-ask spread. Changes in fair value are recorded in Accumulated other comprehensive loss (“AOCL”) in the Condensed Consolidated Balance Sheets with a related offset in derivative asset or liability, and the

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions or as otherwise noted)
amounts reclassified out of AOCL are recorded to Interest expense, net in the Condensed Consolidated Statements of Operations. Any gain or loss will be subsequently reclassified into net earnings in the same period during which transactions affect earnings, or upon termination of the arrangements. For additional information on changes recorded to AOCL, see Note 7 - Shareholders' Equity. As of June 30, 2024, we estimate that approximately $14.8 of pre-tax gain related to interest rate swaps recorded in AOCL will be reclassified into earnings within the next 12 months.
Cross-Currency Swaps
In July 2023, we entered into a cross-currency swap that matures in 2026 to mitigate foreign currency exposure related to our net investment in various euro-functional-currency consolidated subsidiaries. This swap is designated and qualifies as a net investment hedge. We elected to assess the effectiveness of this net investment hedge based on changes in spot rates and are amortizing the portion of the net investment hedge that was excluded from the assessment of effectiveness over the life of the swap within Interest expense, net in the Condensed Consolidated Statements of Operations. The notional amount of the cross-currency swap associated with euro-denominated subsidiary net investments was €100.0 as of June 30, 2024.
Changes in fair value are recorded in AOCL (as a foreign currency translation adjustment) in the Condensed Consolidated Balance Sheets, with a related offset in derivative asset or liability. Any gain or loss will be subsequently reclassified into net earnings when the hedged net investment is either sold or substantially liquidated. For additional information on changes recorded to AOCL, see Note 7 - Shareholders' Equity.
Foreign Currency Forward Contracts
We periodically enter into foreign currency contracts, which generally do not exceed 180 days in duration, to help manage our exposure to foreign exchange rate risks. We have not designated these contracts as accounting hedges. We initially recognize these contracts at fair value on the execution date and subsequently remeasure the contracts to their fair value at the end of each reporting period. We assess the fair value of these instruments by considering current and anticipated movements in future interest rates and the relevant currency spot and future rates available in the market. We receive third-party valuation reports to corroborate our determination of fair value.
We recognize the associated realized and unrealized gains and losses in Other operating expense (income), net in the Condensed Consolidated Statements of Operations. We recognized a loss (gain) from the fair value adjustment of $0.6 and $2.9, for the three months ended June 30, 2024 and 2023, respectively, and $2.3 and $(0.3), for the six months ended June 30, 2024 and 2023, respectively. The notional amount of outstanding foreign currency contracts was $145.5 and $140.5 as of June 30, 2024 and December 31, 2023, respectively.
The following table provides information on the location and fair value amounts of our derivative instruments as of June 30, 2024 and December 31, 2023:

	Balance Sheet Classification	June 30, 2024	December 31, 2023
Asset Derivatives
Designated as accounting hedges:
Interest rate swaps	Other current assets	$—	$4.1
Interest rate swaps	Other non-current assets	24.8	17.7
Cross-currency swaps	Other non-current assets	1.2	—
Not designated as accounting hedges:
Foreign currency forwards	Other current assets	0.1	1.3
Total Asset Derivatives		$26.1	$23.1

Liability Derivatives
Designated as accounting hedges:
Cross-currency swaps	Other non-current liabilities	$—	$2.0
Not designated as accounting hedges:
Foreign currency forwards	Accrued expenses and other current liabilities	1.2	0.1
Total Liability Derivatives		$1.2	$2.1

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions or as otherwise noted)
Note 6: Debt
The following table summarizes our total indebtedness:

		June 30, 2024		December 31, 2023
Type	Maturity	Effective Interest Rate	Carrying Value	Effective Interest Rate	Carrying Value
Senior Notes	2029	4.875%	921.4	4.875%	921.4
Senior Secured Notes	2028	3.875%	921.2	3.875%	921.2
Senior Secured Notes	2026	4.500%	700.0	4.500%	700.0
Revolving Credit Facility	2029	8.094%	—	8.206%	—
Term Loan Facility	2031	8.094%	2,144.6	8.470%	2,197.4
Finance lease	2036	6.936%	30.0	6.936%	30.3
Total debt outstanding			$4,717.2		$4,770.3
Debt discounts and issuance costs			(59.1)		(48.0)
Current portion of long-term debt(1)			(22.8)		(1.2)
Long-term debt			$4,635.3		$4,721.1
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
Revolving Credit Facility
Our revolving credit facility provides for revolving loans, same-day borrowings, and letters of credit. Proceeds of loans made under the revolving credit facility may be borrowed, repaid, and reborrowed prior to maturity.
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
As of June 30, 2024, letters of credit totaling $7.6 were collateralized by the revolving credit facility.
Term Loan Facility
As part of the January 2024 refinancing, we made a prepayment of $47.4 on the existing term loans due in 2026 and then refinanced the remaining term loans with a new $2,150.0 tranche of term loans maturing in 2031. The interest rate margin for the new term loan facility decreased from 300 to 275 basis points per annum in the case of loans bearing interest by

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions or as otherwise noted)
reference to term SOFR. The term loans amortize in equal quarterly installments (the first installment was paid on June 28, 2024) equivalent to a rate of 1.00% per annum, with the balance due at maturity.
The carrying value of our variable interest rate debt, excluding unamortized debt issuance costs, approximates fair value due to the short-term nature of the interest rate benchmark rates. The fair value of the fixed rate debt is estimated based on market observable data for debt with similar prepayment features. The fair value of our debt was $4,548.6 and $4,615.3 at June 30, 2024 and December 31, 2023, respectively, and is considered Level 2 under the fair value hierarchy.
Note 7: Shareholders' Equity
Conversion of Preferred Shares into Ordinary Shares
On June 3, 2024, all 14.4 million outstanding shares of our 5.25% Series A Mandatory Convertible Preferred Shares (“MCPS”) automatically converted into 55.3 million ordinary shares at a conversion rate of 3.8462 ordinary shares per MCPS share. All accumulated preferred dividends were paid prior to the conversion.
Accumulated Other Comprehensive Loss (“AOCL”)
The tables below provide information about the changes in AOCL by component and the related amounts reclassified to net earnings during the periods indicated (net of tax). The foreign currency translation adjustment component of AOCL represents the impact of translating foreign subsidiary asset and liability balances from their local currency to USD. The change in both periods below was primarily related to foreign subsidiaries whose local currency is GBP.

	Six Months Ended June 30, 2024
	Interest rate swaps	Defined benefit pension plans	Foreign currency translation adjustment	Total
Balance as of December 31, 2023	$16.2	$0.4	$(511.9)	$(495.3)
Other comprehensive income (loss) before reclassifications	15.7	—	(3.3)	12.4
Reclassifications from AOCL to net earnings	(13.5)	—	(0.6)	(14.1)
Net other comprehensive (loss) income	2.2	—	(3.9)	(1.7)
Balance as of June 30, 2024	$18.4	$0.4	$(515.8)	$(497.0)

	Six Months Ended June 30, 2023
	Interest rate swaps	Defined benefit pension plans	Foreign currency translation adjustment	Total
Balance as of December 31, 2022	$38.1	$1.5	$(705.5)	$(665.9)
Other comprehensive income (loss) before reclassifications	12.8	—	183.4	196.2
Reclassifications from AOCL to net earnings	(17.9)	—	—	(17.9)
Net other comprehensive income (loss)	(5.1)	—	183.4	178.3
Balance as of June 30, 2023	$33.0	$1.5	$(522.1)	$(487.6)
Note 8: Private Placement Warrants
In May 2024, the remaining 17.8 million private placement warrants expired unexercised. These warrants had an exercise price of $11.50 per share and were valued using a Black-Scholes option valuation model and classified as Level 3 financial instruments within the fair value hierarchy. The warrants were subject to remeasurement at each balance sheet date and represented a liability balance of zero and $5.1 as of June 30, 2024 and December 31, 2023, respectively, classified within Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. The change in fair value was recognized as a fair value adjustment of warrants in the Condensed Consolidated Statements of Operations.
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
As of June 30, 2024, we have incurred $27.4 of cumulative costs associated with the Segment Optimization Program and we expect to incur approximately $8 of additional restructuring costs associated with this program, primarily within 2024.
The following table summarizes the pre-tax charges by activity and program during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Severance and related benefit costs:
ProQuest Acquisition Integration Program	$—	$7.6	$(0.1)	$16.9
Segment Optimization Program	2.6	2.3	12.1	2.3
Total Severance and related benefit costs	$2.6	$9.9	$12.0	$19.2
Exit and disposal costs:
ProQuest Acquisition Integration Program	$—	$—	$—	$0.1
Segment Optimization Program	0.1	—	0.2	—
Total Exit and disposal costs	$0.1	$—	$0.2	$0.1
Lease abandonment costs:
Segment Optimization Program	$(2.0)	$2.3	$(2.0)	$2.3
Total Lease abandonment costs	$(2.0)	$2.3	$(2.0)	$2.3
Restructuring and other impairments	$0.7	$12.2	$10.2	$21.6
The following table summarizes the pre-tax charges by program and segment during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Academia & Government:
ProQuest Acquisition Integration Program	$—	$4.2	$(0.1)	$9.3
Segment Optimization Program	(0.2)	1.6	3.8	1.6
Total A&G	$(0.2)	$5.8	$3.7	$10.9
Intellectual Property:
ProQuest Acquisition Integration Program	$—	$1.9	$—	$4.6
Segment Optimization Program	0.4	1.4	3.0	1.4
Total IP	$0.4	$3.3	$3.0	$6.0
Life Sciences & Healthcare:
ProQuest Acquisition Integration Program	$—	$1.5	$—	$3.1
Segment Optimization Program	0.5	1.6	3.5	1.6
Total LS&H	$0.5	$3.1	$3.5	$4.7
Restructuring and other impairments	$0.7	$12.2	$10.2	$21.6

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions or as otherwise noted)
The following table summarizes the changes in our restructuring reserves by activity during the periods indicated:

	Severance and related benefit costs	Exit, disposal, and abandonment costs	Total
Reserve Balance as of December 31, 2023	$5.9	$1.4	$7.3
Expenses recorded	12.0	(1.8)	10.2
Payments made	(15.5)	(2.8)	(18.3)
Noncash items	(0.7)	3.3	2.6
Reserve Balance as of June 30, 2024	$1.7	$0.1	$1.8

Reserve Balance as of December 31, 2022	$11.5	$0.1	$11.6
Expenses recorded	19.2	2.4	21.6
Payments made	(23.4)	(1.5)	(24.9)
Noncash items	(2.7)	(0.8)	(3.5)
Reserve Balance as of June 30, 2023	$4.6	$0.2	$4.8
Note 10: Other Operating Expense (Income), Net
Other operating expense (income), net, consisted of the following for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Loss (gain) on divestiture(1)	$(1.0)	$—	$14.8	$—
Gain on legal settlement(2)	—	—	—	(49.4)
Net foreign exchange loss (gain)	4.4	11.7	4.6	32.3
Miscellaneous expense (income), net	0.2	2.8	1.8	(0.4)
Other operating expense (income), net	$3.6	$14.5	$21.2	$(17.5)
(1) Refer to Note 2 - Acquisitions and Divestitures for further information.
(2) Refer to Note 14 - Commitments and Contingencies for further information.
Note 11: Income Taxes
We compute our provision (benefit) for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income (loss) and adjust the provision for discrete tax items recorded in the period.
The income tax benefit of $6.8 for the three months ended June 30, 2024 was primarily due to the mix of taxing jurisdictions in which pre-tax profits and losses were recognized and a $14.2 tax benefit related to the goodwill impairment. The income tax benefit of $35.3 for the three months ended June 30, 2023 was primarily due to the mix of taxing jurisdictions in which pre-tax profits and losses were recognized, a $33.0 tax benefit associated with the impairment of intangible assets, and a $17.1 tax benefit related to the partial release of valuation allowance recorded against certain US tax attributes.
The income tax provision of $8.2 for the six months ended June 30, 2024 was primarily due to the mix of taxing jurisdictions in which pre-tax profits and losses were recognized partially offset by a $14.2 tax benefit related to the goodwill impairment. The income tax benefit of $98.9 for the six months ended June 30, 2023 was primarily due to the mix of taxing jurisdictions in which pre-tax profits and losses were recognized, a $70.4 tax benefit recorded on the settlement of an open tax dispute, a $33.0 tax benefit associated with the impairment of intangible assets, and a $17.1 tax benefit relating to the partial release of valuation allowance recorded against certain US tax attributes.
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
The basic and diluted EPS computations for our ordinary shares are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic EPS
Net income (loss)	$(304.3)	$(123.1)	$(379.3)	$(79.6)
Dividends on preferred shares	12.5	18.6	31.3	37.4
Net income (loss) attributable to ordinary shares	$(316.8)	$(141.7)	$(410.6)	$(117.0)

Weighted average shares, basic	685.6	675.9	676.2	675.4
Basic EPS	$(0.46)	$(0.21)	$(0.61)	$(0.17)

Diluted EPS
Net income (loss) attributable to ordinary shares	$(316.8)	$(141.7)	$(410.6)	$(117.0)
Change in fair value of private placement warrants	—	—	—	—
Net income (loss) attributable to ordinary shares, diluted	$(316.8)	$(141.7)	$(410.6)	$(117.0)

Weighted average shares, basic	685.6	675.9	676.2	675.4
Weighted average effect of potentially dilutive shares	—	—	—	—
Weighted average shares, diluted	685.6	675.9	676.2	675.4
Diluted EPS	$(0.46)	$(0.21)	$(0.61)	$(0.17)
Potential ordinary shares on a gross basis of 22.5 million and 30.0 million related to share-based awards and private placement warrants were excluded from diluted EPS for the three months ended June 30, 2024 and 2023, respectively, as their inclusion would have been antidilutive. Potential ordinary shares on a gross basis of 26.2 million and 30.7 million related to share-based awards and private placement warrants were excluded from diluted EPS for the six months ended June 30, 2024 and 2023, respectively, as their inclusion would have been antidilutive.
As a result of the MCPS conversion described in Note 7 - Shareholders' Equity, for the three and six months ended June 30, 2024, the converted MCPS shares were included in basic EPS for the period subsequent to the conversion and were evaluated for inclusion in diluted EPS for the period prior to the conversion using the if-converted method. Because the pre-conversion weighted-average ordinary shares related to our MCPS would have been antidilutive for each period presented, they were excluded from the diluted EPS calculation for the pre-conversion portion within the three and six months ended June 30, 2024 and the three and six months ended June 30, 2023.
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
Adjusted EBITDA represents Net income (loss) before the Provision (benefit) for income taxes, Depreciation and amortization, and Interest expense, net, adjusted to exclude acquisition and/or disposal-related transaction costs, share-based compensation, unrealized foreign currency gains/losses, restructuring expenses, non-operating income and/or expense, the impact of certain non-cash fair value adjustments on financial instruments, legal settlements, impairments, and other items that are included in Net income (loss) for the period that we do not consider indicative of our ongoing operating performance.
The following table summarizes revenues by reportable segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Academia & Government	$344.5	$342.0	$662.2	$656.7
Intellectual Property	201.6	216.3	402.5	425.4
Life Sciences & Healthcare	104.2	110.5	206.8	215.8
Total Revenues	$650.3	$668.8	$1,271.5	$1,297.9
The following table presents segment profitability and a reconciliation to Net income (loss) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Academia & Government	$152.1	$146.8	$275.6	$272.2
Intellectual Property	89.1	100.1	172.2	194.7
Life Sciences & Healthcare	33.2	38.0	62.9	70.7
Total Adjusted EBITDA	$274.4	$284.9	$510.7	$537.6
Provision (benefit) for income taxes	6.8	35.3	(8.2)	98.9
Depreciation and amortization	(184.4)	(178.1)	(363.8)	(350.7)
Interest expense, net	(71.1)	(73.0)	(141.3)	(146.6)
Transaction related costs	(3.1)	(0.7)	(7.5)	(2.4)
Share-based compensation expense	(18.9)	(30.5)	(34.3)	(71.7)
Goodwill and intangible asset impairments	(302.8)	(135.2)	(302.8)	(135.2)
Restructuring and other impairments	(0.7)	(12.2)	(10.2)	(21.6)
Fair value adjustment of warrants	—	2.9	5.2	1.8
Other(1)	(4.5)	(16.5)	(27.1)	10.3
Net income (loss)	$(304.3)	$(123.1)	$(379.3)	$(79.6)
(1) Primarily reflects the net impact of foreign exchange gains and losses related to the remeasurement of balances and other items that do not reflect our ongoing operating performance. In addition to the net unrealized foreign exchange loss, the six months ended June 30, 2024 also includes a $14.8 loss on the divestiture discussed in Note 2 - Acquisitions and Divestitures and the six months ended June 30, 2023 includes a $49.4 gain on legal settlement discussed in Note 14 - Commitments and Contingencies.

Note 14: Commitments and Contingencies
Lawsuits and Legal Claims
We are engaged in various legal proceedings, claims, audits, and investigations that have arisen in the ordinary course of business. These matters may include among others, antitrust/competition claims, intellectual property infringement claims,

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions or as otherwise noted)
employment matters, and commercial matters. The outcomes of the matters against us are subject to future resolution, including the uncertainties of litigation.
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
During the six months ended June 30, 2023, we reached settlement related to a large legal claim, which was covered by insurance. We recognized a total gain on settlement of $49.4 which is included in Other operating expense (income), net in the Condensed Consolidated Statement of Operations.
Between January and March 2022, three putative securities class action complaints were filed in the United States District Court for the Eastern District of New York against Clarivate and certain of its executives and directors alleging that there were weaknesses in the Company’s internal controls over financial reporting and financial reporting procedures that it failed to disclose in violation of federal securities law. The complaints were consolidated into a single proceeding on May 18, 2022. On August 8, 2022, plaintiffs filed a consolidated amended complaint, seeking damages on behalf of a putative class of shareholders who acquired Clarivate securities between July 30, 2020, and February 2, 2022, and/or acquired Clarivate ordinary or preferred shares in connection with offerings on June 10, 2021, or Clarivate ordinary shares in connection with a September 13, 2021, offering. The amended complaint, like the prior complaints, references an error in the accounting treatment of an equity plan included in the Company’s 2020 business combination with CPA Global that was disclosed on December 27, 2021, and related restatements issued on February 3, 2022, of certain of the Company’s previously issued financial statements. The amended complaint also alleges that the Company and certain of its executives and directors made false or misleading statements relating to the Company’s product quality and expected organic revenues and organic growth rate, and that they failed to disclose significant known changes to the Company’s business model. Defendants moved to dismiss the amended complaint on October 7, 2022. Without deciding the motion, the court entered an order on June 23, 2023, allowing plaintiffs limited leave to amend, and plaintiffs filed an amended complaint on July 14, 2023. On August 10, 2023, the court issued an order deeming defendants’ prior motions and briefs to be directed at the amended complaint and permitting defendants to file supplemental briefs to address the new allegations in the amended complaint. Supplemental briefing on the motions was completed on September 8, 2023. Defendants’ motions to dismiss the amended complaint are currently pending.
In a separate but related litigation, on June 7, 2022, a class action was filed in Pennsylvania state court in the Court of Common Pleas of Philadelphia asserting claims under the Securities Act of 1933, based on substantially similar allegations, with respect to alleged misstatements and omissions in the offering documents for two issuances of Clarivate ordinary shares in June and September 2021. The Company moved to stay this proceeding on August 19, 2022, and filed its preliminary objections to the state court complaint on October 21, 2022. After granting a partial stay on January 4, 2023, the court denied a further stay of the proceedings on April 17, 2023. On April 24, 2024, the court sustained the Company’s preliminary objections, but permitted plaintiff leave to file an amended complaint, which plaintiff filed on May 28, 2024. The court also permitted plaintiff to take jurisdictional discovery over the former individual defendants and to move on the basis of such discovery to amend the complaint to add such individuals as defendants; plaintiff’s deadline to move to amend on such basis is September 23, 2024. On July 12, 2024, the Company filed its preliminary objections to the amended complaint. Clarivate does not believe that the claims alleged in the complaints have merit and will vigorously defend against them. Given the early stage of the proceedings, we are unable to estimate the reasonably possible loss or range of loss, if any, arising from these matters.

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
Key Performance Indicators
We regularly monitor the following key performance indicators to evaluate our business and trends, measure our performance, prepare financial projections, and make strategic decisions. Organic revenue growth, Annualized contract value, Annual renewal rates, Adjusted EBITDA, Adjusted EBITDA margin, and Free cash flow are key performance indicators because they are a basis upon which management assesses our performance, and we believe they reflect the underlying trends and indicators of our business by allowing management to focus on the most meaningful indicators of our continuous operational performance.
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
•Disposals: Revenue generated in the comparative prior year period from product lines, services, and/or businesses divested from the date of the sale in the current period presented or included within a disposal group.
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
Our ACV was $1,591.8 and $1,567.2 as of June 30, 2024 and 2023, respectively, which corresponds to an increase of 1.6%. The increase in ACV was primarily due to the impact of price increases.
Annual renewal rate
Our revenues are primarily subscription based, which leads to high revenue predictability. Our ability to retain existing subscription customers is a key performance indicator that helps explain the evolution of our historical results and is a leading indicator of our revenues and cash flows for the subsequent reporting period.
Annual renewal rate is the metric we use to determine renewal levels by existing customers across our segments, and is a leading indicator of renewal trends, which impact the evolution of our ACV and results of operations. We calculate the annual renewal rate for a given period by dividing (a) the annualized dollar value of existing subscription product license agreements that are renewed during that period, including the value of any product downgrades, by (b) the annualized dollar value of existing subscription product license agreements that come up for renewal in that period. “Open renewals,” which we define as existing subscription product license agreements that come up for renewal but are neither renewed nor canceled by customers during the applicable reporting period, are excluded from both the numerator and denominator of the calculation. We calculate the annual renewal rate to reflect the impact of product downgrades but not the impact of product upgrades upon renewal, because upgrades reflect the purchase of additional products and services.
The impact of upgrades, new subscriptions, and product price increases is reflected in ACV, but not in annual renewal rates. Our annual renewal rate was 92% and 92% for the six months ended June 30, 2024 and 2023.
Adjusted EBITDA and Adjusted EBITDA margin
Adjusted EBITDA is presented because it is a basis upon which our management assesses our performance, and we believe it is useful for investors to understand the underlying trends of our operations. Adjusted EBITDA represents Net income (loss) before the Provision (benefit) for income taxes, Depreciation and amortization, and Interest expense, net, adjusted to exclude acquisition and/or disposal-related transaction costs, share-based compensation, unrealized foreign currency gains/losses, restructuring expenses, non-operating income and/or expense, the impact of certain non-cash fair value adjustments on financial instruments, legal settlements, impairments, and other items that are included in Net income (loss) for the period that we do not consider indicative of our ongoing operating performance. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by Revenues.
Our presentation of Adjusted EBITDA and Adjusted EBITDA margin should not be construed as an inference that our future results will be unaffected by any of the adjusted items, or that our projections and estimates will be realized in their entirety or at all. In addition, because of these limitations, Adjusted EBITDA should not be considered as a measure of liquidity or discretionary cash available to us to fund our cash needs, including investing in the growth of our business and meeting our obligations. For a reconciliation of Adjusted EBITDA and Adjusted EBITDA margin to Net income (loss) and Net income (loss) margin, refer to Adjusted EBITDA and Adjusted EBITDA margin (non-GAAP measures) below.

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
Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,		% Change
	2024	2023	2024	2023	QTD	YTD
Revenues	$650.3	$668.8	$1,271.5	$1,297.9	(3)%	(2)%
Operating expenses:
Cost of revenues	213.6	224.2	431.4	453.9	(5)%	(5)%
Selling, general and administrative costs	185.2	192.9	377.1	387.7	(4)%	(3)%
Depreciation and amortization	184.4	178.1	363.8	350.7	4%	4%
Goodwill and intangible asset impairments	302.8	135.2	302.8	135.2	N/M	N/M
Restructuring and other impairments	0.7	12.2	10.2	21.6	(94)%	(53)%
Other operating expense (income), net	3.6	14.5	21.2	(17.5)	(75)%	N/M
Total operating expenses	890.3	757.1	1,506.5	1,331.6
Income (loss) from operations	(240.0)	(88.3)	(235.0)	(33.7)
Fair value adjustment of warrants	—	(2.9)	(5.2)	(1.8)	N/M	N/M
Interest expense, net	71.1	73.0	141.3	146.6	(3)%	(4)%
Income (loss) before income taxes	(311.1)	(158.4)	(371.1)	(178.5)
Provision (benefit) for income taxes	(6.8)	(35.3)	8.2	(98.9)	(81)%	N/M
Net income (loss)	(304.3)	(123.1)	(379.3)	(79.6)
Dividends on preferred shares	12.5	18.6	31.3	37.4	(33)%	(16)%
Net income (loss) attributable to ordinary shares	$(316.8)	$(141.7)	$(410.6)	$(117.0)
N/M - Represents a change approximately equal or in excess of 100% or not meaningful.
There were no material changes to the business or other factors having a significant impact on the comparability of our results of operations between the periods presented.
Revenues
The tables below present the changes in revenues by transaction type, segment, and geography, as well as the components driving the changes between periods.
Revenues by transaction type

	Three Months Ended June 30,		Change		% of Change
	2024	2023	$	%	Acquisitions	Disposals	FX	Organic
Subscription	$405.6	$406.0	$(0.4)	(0.1)%	0.1%	—%	(0.9)%	0.7%
Re-occurring	108.6	111.0	(2.4)	(2.2)%	—%	—%	(1.5)%	(0.7)%
Transactional and other	136.1	151.8	(15.7)	(10.3)%	0.1%	(6.0)%	(0.3)%	(4.1)%
Revenues	$650.3	$668.8	$(18.5)	(2.8)%	0.1%	(1.4)%	(0.9)%	(0.6)%
Subscription revenues were flat, but subscription organic revenue growth increased primarily due to price increases. Re-occurring revenues decreased, with the re-occurring organic revenue growth decline primarily due to lower IP patent renewal volumes. Transactional and other revenues decreased primarily due to the IP product group divestiture and due to lower A&G, IP, and LS&H sales.

	Six Months Ended June 30,		Change		% of Change
	2024	2023	$	%	Acquisitions	Disposals	FX	Organic
Subscription	$808.7	$799.2	$9.5	1.2%	0.1%	—%	(0.4)%	1.5%
Re-occurring	211.1	218.7	(7.6)	(3.5)%	—%	—%	(0.6)%	(2.9)%
Transactional and other	251.7	280.0	(28.3)	(10.1)%	0.1%	(2.9)%	—%	(7.3)%
Revenues	$1,271.5	$1,297.9	$(26.4)	(2.0)%	0.1%	(0.6)%	(0.4)%	(1.1)%
Subscription revenues increased primarily due to organic growth driven by price increases. Re-occurring revenues decreased primarily due to lower IP patent renewal volumes. Transactional and other revenues decreased primarily due to lower A&G, IP, and LS&H sales and due to the IP product group divestiture.
Revenues by segment

	Three Months Ended June 30,		Change		% of Change
	2024	2023	$	%	Acquisitions	Disposals	FX	Organic
A&G	$344.5	$342.0	$2.5	0.7%	—%	—%	(0.6)%	1.3%
IP	201.6	216.3	(14.7)	(6.8)%	—%	(3.7)%	(1.3)%	(1.8)%
LS&H	104.2	110.5	(6.3)	(5.7)%	0.4%	(1.1)%	(1.1)%	(3.9)%
Revenues	$650.3	$668.8	$(18.5)	(2.8)%	0.1%	(1.4)%	(0.9)%	(0.6)%
A&G segment revenues increased from organic growth, primarily due to subscription growth driven by price increases, partially offset by a decline in transactional volumes. IP segment revenues decreased primarily due to the transactional product group divestiture and lower subscription revenue and transactional sales. LS&H segment revenues decreased primarily due to lower transactional sales.

	Six Months Ended June 30,		Change		% of Change
	2024	2023	$	%	Acquisitions	Disposals	FX	Organic
A&G	$662.2	$656.7	$5.5	0.8%	—%	—%	(0.1)%	0.9%
IP	402.5	425.4	(22.9)	(5.4)%	—%	(1.6)%	(0.6)%	(3.2)%
LS&H	206.8	215.8	(9.0)	(4.2)%	0.3%	(0.6)%	(0.6)%	(3.3)%
Revenues	$1,271.5	$1,297.9	$(26.4)	(2.0)%	0.1%	(0.6)%	(0.4)%	(1.1)%
A&G segment revenues increased from organic growth, primarily due to subscription growth driven by price increases, partially offset by a decline in transactional volumes. IP segment revenues decreased primarily due to lower patent renewal volumes and the transactional product group divestiture. LS&H segment revenues decreased primarily due to lower transactional sales.
Revenues by geography

	Three Months Ended June 30,		Change		% of Change
	2024	2023	$	%	Acquisitions	Disposals	FX	Organic
Americas	$354.9	$361.2	$(6.3)	(1.7)%	0.1%	(0.4)%	(0.4)%	(1.0)%
EMEA	170.0	180.2	(10.2)	(5.7)%	—%	(3.6)%	(0.8)%	(1.3)%
APAC	125.4	127.4	(2.0)	(1.6)%	—%	(0.9)%	(2.5)%	1.8%
Revenues	$650.3	$668.8	$(18.5)	(2.8)%	0.1%	(1.4)%	(0.9)%	(0.6)%
Americas revenues decreased primarily due to lower A&G transactional volumes and declines in LS&H transactional sales. EMEA (Europe/Middle East/Africa) revenues decreased primarily due to the IP product group divestiture and lower IP re-occurring patent renewal volumes. APAC (Asia Pacific) revenues decreased, but APAC organic revenue growth increased primarily due to A&G subscription growth, partially offset by lower LS&H transactional sales.

	Six Months Ended June 30,		Change		% of Change
	2024	2023	$	%	Acquisitions	Disposals	FX	Organic
Americas	$685.2	$700.7	$(15.5)	(2.2)%	0.1%	(0.2)%	(0.1)%	(2.0)%
EMEA	338.5	347.2	(8.7)	(2.5)%	—%	(1.7)%	0.3%	(1.1)%
APAC	247.8	250.0	(2.2)	(0.9)%	—%	(0.3)%	(1.9)%	1.3%
Revenues	$1,271.5	$1,297.9	$(26.4)	(2.0)%	0.1%	(0.6)%	(0.4)%	(1.1)%
Americas revenues decreased primarily due to lower IP re-occurring patent renewal and A&G transactional volumes and declines in LS&H transactional sales. EMEA revenues decreased primarily due to the IP product group divestiture and lower IP re-occurring patent renewal volumes. APAC revenues decreased, but APAC organic revenue growth increased primarily due to A&G subscription growth, partially offset by lower A&G and LS&H transactional sales.
Cost of revenues
Cost of revenues consists of costs related to the production, servicing, and maintenance of our products and are composed primarily of related personnel costs, data center services and licensing costs, and costs to acquire or produce content, including royalty fees.
The decrease of 4.7% compared to the three months ended June 30, 2023 was primarily driven by a reduction in product-related royalty fees and content costs, while the decrease of 5.0% compared to the six months ended June 30, 2023 was primarily driven by a reduction in share-based compensation expense and reduced product-related royalty fees and content costs. As a percentage of revenues, cost of revenues decreased by 0.7% and 1.1%, respectively, compared to the three and six months ended June 30, 2023, primarily as a result of lower share-based compensation expense.
Selling, general and administrative costs
Selling, general and administrative (“SG&A”) costs include nearly all business costs not directly attributable to the production, servicing, and maintenance of our products and are composed primarily of related personnel costs, third-party professional services fees, facility costs like rent and utilities, technology costs associated with our corporate infrastructure, and transaction expenses associated with acquisitions, divestitures, and capital market activities including advisory, legal, and other professional and consulting costs.
The decrease of 4.0% and 2.7% compared to the three and six months ended June 30, 2023, respectively, was primarily driven by a reduction in share-based compensation expense. As a percentage of revenues, SG&A costs were largely unchanged compared to the respective comparative prior year periods.
Depreciation and amortization
Depreciation expense relates to our fixed assets, including mainly computer hardware and leasehold improvements, furniture and fixtures. Amortization expense relates to our definite-lived intangible assets, including mainly technology and content, customer relationships, internally developed computer software, and trade names.
The increase of 3.5% and 3.7% compared to the three and six months ended June 30, 2023, respectively, was primarily driven by increased investment in internally developed software and content assets.
Goodwill and intangible asset impairments
In the second quarter of 2024, primarily due to sustained declines in our share price, we performed an interim quantitative goodwill impairment assessment by comparing the estimated fair value to the carrying value for both of our segment reporting units carrying a goodwill balance. The carrying value of the LS&H segment reporting unit exceeded its fair value, resulting in a goodwill impairment charge of $302.8. For additional information, see Note 4 - Other Intangible Assets, Net and Goodwill included in Part I, Item 1 of this quarterly report.
In the second quarter of 2023, in connection with the divestiture of a small product group within our IP segment, we recorded an intangible assets impairment charge of $132.2 and a $3.0 goodwill impairment charge associated with the disposal group’s allocated portion of the IP segment reporting unit’s goodwill balance. For additional information, see Note 2 - Acquisitions and Divestitures included in Part I, Item 1 of this quarterly report.

Restructuring and other impairments
The three and six months ended June 30, 2024 charges were primarily associated with the Segment Optimization Program, which began in the second quarter of 2023 and is expected to continue through the end of 2024. The three and six months ended June 30, 2023 charges were primarily associated with the ProQuest Acquisition Integration Program, which was substantively completed in 2023. For further information regarding each of our restructuring initiatives and impairment impacts, see Note 9 - Restructuring and Other Impairments included in Part I, Item 1 of this quarterly report.
Other operating expense (income), net
The change of $10.9 compared to the three months ended June 30, 2023 was driven by the net impact of foreign exchange gains and losses related to the remeasurement of balances, with the largest impacts derived from transactions denominated in GBP.
The change of $38.7 compared to the six months ended June 30, 2023 was driven by a $(49.4) gain on legal settlement in the comparative prior year period; the net impact of foreign exchange gains and losses related to the remeasurement of balances, with the largest impacts derived from transactions denominated in GBP; and a $14.8 loss on divestiture in the current year period. For further information, see Note 10 - Other Operating Expense (Income), Net included in Part I, Item 1 of this quarterly report.
Fair value adjustment of warrants
The adjustment in fair value, resulting in gains in both the current and comparative prior year periods, was driven primarily by decreases in our share price and the remaining exercise period, both of which reduce the warrant value in the option valuation model. In May 2024, all remaining private placement warrants expired unexercised.
Interest expense, net
The decrease of (2.6)% and (3.6)% compared to the three and six months ended June 30, 2023, respectively, was driven by lower outstanding borrowings on our new term loan facility.
Provision (benefit) for income taxes
The income tax benefit of $6.8 for the three months ended June 30, 2024 was primarily due to the mix of jurisdictions in which pre-tax profits and losses were recognized and a $14.2 tax benefit related to the goodwill impairment. The income tax benefit of $35.3 for the three months ended June 30, 2023 was primarily due to the mix of jurisdictions in which pre-tax profits and losses were recognized, a $33.0 tax benefit associated with the impairment of intangible assets, and a $17.1 tax benefit relating to the partial release of valuation allowance.
The income tax provision of $8.2 for the six months ended June 30, 2024 was primarily due to the mix of jurisdictions in which pre-tax profits and losses were recognized, partially offset by a $14.2 tax benefit related to the goodwill impairment. The income tax benefit of $98.9 for the six months ended June 30, 2023 was primarily due to the mix of taxing jurisdictions in which pre-tax profits and losses were recognized, a $70.4 tax benefit recorded on the settlement of an open tax dispute, a $33.0 tax benefit associated with the impairment of intangible assets, and a $17.1 tax benefit relating to the partial release of valuation allowance.
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

Dividends on preferred shares
Dividends on our MCPS were calculated and accrued at an annual rate of 5.25% of the liquidation preference of $100.00 per share. In June 2024, all outstanding MCPS automatically converted into 55.3 million ordinary shares at a conversion rate of 3.8462 ordinary shares per MCPS share. All accumulated preferred dividends were paid prior to the conversion, and as a result of the conversion, no further dividends will be accrued or paid.
Adjusted EBITDA and Adjusted EBITDA margin (non-GAAP measures)
The following table presents our calculation of Adjusted EBITDA and Adjusted EBITDA margin for the three and six months ended June 30, 2024 and 2023, and reconciles these non-GAAP measures to our Net income (loss) and Net income (loss) margin for the same periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$(304.3)	$(123.1)	$(379.3)	$(79.6)
Provision (benefit) for income taxes	(6.8)	(35.3)	8.2	(98.9)
Depreciation and amortization	184.4	178.1	363.8	350.7
Interest expense, net	71.1	73.0	141.3	146.6
Transaction related costs	3.1	0.7	7.5	2.4
Share-based compensation expense	18.9	30.5	34.3	71.7
Goodwill and intangible asset impairments	302.8	135.2	302.8	135.2
Restructuring and other impairments	0.7	12.2	10.2	21.6
Fair value adjustment of warrants	—	(2.9)	(5.2)	(1.8)
Other(1)	4.5	16.5	27.1	(10.3)
Adjusted EBITDA	$274.4	$284.9	$510.7	$537.6

Net income (loss) margin	(46.8)%	(18.4)%	(29.8)%	(6.1)%
Adjusted EBITDA margin	42.2%	42.6%	40.2%	41.4%
(1) Primarily reflects the net impact of foreign exchange gains and losses related to the remeasurement of balances and other items that do not reflect our ongoing operating performance. In addition to the net unrealized foreign exchange loss, the six months ended June 30, 2024 also includes a $14.8 loss on the divestiture discussed in Note 2 - Acquisitions and Divestitures and the six months ended June 30, 2023 includes a $49.4 gain on legal settlement discussed in Note 14 - Commitments and Contingencies.

Liquidity and Capital Resources
We finance our operations primarily through cash generated by operating activities and through borrowing activities. As of June 30, 2024, we had $376.4 of cash and cash equivalents (including restricted cash of $9.6) and $692.4 of available borrowing capacity under our revolving credit facility.
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
The following table discloses our cash flows by activity for the periods presented:

	Six Months Ended June 30,		Change
	2024	2023	$	%
Net cash provided by operating activities	$302.4	$389.9	(87.5)	(22)%
Net cash used for investing activities	$(166.6)	$(107.5)	(59.1)	55%
Net cash used for financing activities	$(120.8)	$(197.8)	77.0	(39)%

The decrease in net cash provided by operating activities was primarily driven by lower income from operations.
The increase in net cash used for investing activities was due to increased capital spending to fuel product innovation, as well as increased acquisition and divestiture activity.
The decrease in net cash used for financing activities was primarily due to lower payments on our term loans, partially offset by payments for fees associated with the refinancing of our existing credit facilities in January 2024. See Borrowings below for further information.
Free cash flow (non-GAAP measure)
The following table reconciles our non-GAAP Free cash flow measure to Net cash provided by operating activities for the periods presented:

	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$302.4	$389.9
Capital expenditures	(130.3)	(116.9)
Free cash flow	$172.1	$273.0
The decrease in Free cash flow was driven by the decrease in operating income and increased capital expenditures. Our capital expenditures in both periods presented consisted primarily of capitalized labor, contract services, and other costs associated with product and content development.
Borrowings
As of June 30, 2024, we had $4,687.2 of outstanding borrowings under our notes and credit facilities. We incurred $141.3 and $146.6 of interest expense associated with our debt obligations during the six months ended June 30, 2024 and 2023, respectively. Our contingent liabilities consist primarily of letters of credit and performance bonds and other similar obligations in the ordinary course of business.
In January 2024, we refinanced our existing credit facilities to provide improved financial flexibility, including extending our debt maturities and lowering our annual cash interest costs. We amended our $750.0 revolving credit facility by reducing it to a $700.0 facility (with a letter of credit sublimit of $77.0) and extending the maturity date to January 31, 2029. We also made a prepayment of $47.4 on our existing term loans due in 2026 and then refinanced the remaining term loans with a new $2,150 tranche of term loans maturing in 2031. The interest rate margin for the new term loan facility decreased from 300 to 275 basis points per annum in the case of loans bearing interest by reference to term SOFR. The term loans amortize in equal quarterly installments (the first installment was paid on June 28, 2024) equivalent to a rate of 1.00% per annum, with the balance due at maturity.
For further discussion related to our outstanding borrowings, see Note 6 - Debt included in Part I, Item 1 of this quarterly report.
Commitments and Contingencies
In addition to the scheduled future debt repayments that we will need to make, we also have commitments and plans related to our share repurchase program, capital expenditures, and other commitments in the ordinary course of business, primarily relating to cloud computing services and software license costs. Any amounts for which we are currently liable are reflected in our Condensed Consolidated Balance Sheets as Accounts payable or Accrued expenses and other current liabilities.
As of June 30, 2024, we had $400.0 of availability remaining under our share repurchase program. The share repurchase authorization is valid through December 31, 2024.
In addition, we are engaged in various legal proceedings and claims that have arisen in the ordinary course of business and have taken what we believe to be adequate reserves related to the litigation and threatened claims. We maintain appropriate insurance policies, which are likely to provide some coverage for these liabilities or other losses that may arise from litigation matters. For additional information about our legal proceedings and claims, see Note 14 - Commitments and Contingencies included in Part I, Item 1 of this quarterly report.
We require and will continue to need significant cash resources to, among other things, meet our debt service requirements, fund our working capital requirements, make capital expenditures (including product and content development), and expand our business through acquisitions. Based on our forecasts, we believe that cash flow from operations, available cash on hand, borrowing capacity, and access to capital markets will be adequate to service debt, meet liquidity needs, and fund capital expenditures and other business plans for both the next 12 months and the foreseeable future. Our future capital requirements will depend on many factors, including the number of future acquisitions and the timing and extent of spending to support product development efforts. We could be required, or could elect, to seek additional funding through public or private equity or debt financings; however, additional funds may not be available on terms acceptable to us.
Critical Accounting Policies and Estimates
Other than as discussed below, there have been no material changes to our critical accounting policies, estimates, and assumptions from those reported under Part I, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates in our annual report on Form 10-K for the year ended December 31, 2023.
Goodwill
We perform goodwill impairment testing during the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that carrying value may not be recoverable. In the second quarter of 2024, we performed an interim quantitative goodwill impairment assessment, primarily due to sustained declines in our share price.
Consistent with our policy, we estimated the fair value of our segment reporting units using a discounted cash flow (“DCF”) model. The most significant change in assumptions compared to our most recent analysis (performed in the fourth quarter of 2023) was the estimated discount rates. We updated the discount rate assumptions to 10.5% and 11.5% for our A&G and LS&H segment reporting units, respectively, compared to 9.5% and 10% for the same respective segment reporting units in the fourth quarter 2023 analysis. As a result of the quantitative analysis performed, we recorded a $302.8 goodwill impairment charge for the LS&H segment reporting unit in the second quarter of 2024. The use of a different set of assumptions and estimates could have resulted in materially different results. A 50 basis point increase in the discount rate assumption would have resulted in an incremental impairment charge for the LS&H segment reporting unit of approximately $60, while the fair value of the A&G segment reporting unit would still be substantially in excess of its carrying value.
Future events or changes in circumstances could result in additional changes to our DCF assumptions and estimates that would materially affect the determination of estimated fair value and result in additional impairment charges.
Recently Issued and Adopted Accounting Pronouncements
For recently issued and adopted accounting pronouncements, see Note 1 - Nature of Operations and Summary of Significant Accounting Policies included in Part I, Item 1 of this quarterly report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk is the risk that changes in market prices, such as foreign currency exchange rates and interest rates, will affect our cash flows or the fair value of our holdings of financial instruments. Market risks as of June 30, 2024 have not materially changed from those discussed under Part I, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our annual report on Form 10-K for the year ended December 31, 2023.
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

Based on that evaluation, our CEO and CFO concluded that, as of June 30, 2024 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in the reports to be filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Remediation of Previously Identified Material Weakness
To address the previously reported material weakness in internal control over financial reporting related to the preparation and review of the footnote disclosures included in our consolidated financial statements, including controls related to the completeness and accuracy of the underlying information used in the preparation of the footnote disclosures, we designed and implemented new control activities to enhance the procedures performed related to the preparation and review of footnote disclosures, including control activities related to the completeness and accuracy of source data utilized in the preparation of footnote disclosures. During the second quarter of 2024, we successfully completed the testing of the newly designed control activities and determined they have been appropriately designed and implemented, and that they operated effectively as of June 30, 2024, and were able to conclude that the previously identified material weakness has been remediated.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table sets forth the total number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs for each month during the three months ended June 30, 2024.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Plans or Programs(2)
April 1, 2024 - April 30, 2024	40,375	$6.86	—	$400
May 1, 2024 - May 31, 2024	82,760	$6.82	—	$400
June 1, 2024 - June 30, 2024	21,139	$5.44	—	$400
Total	144,274		—
(1) Consists of shares withheld to satisfy tax withholding obligations on behalf of employees that occur upon vesting and delivery of outstanding shares underlying stock options and restricted share units under the 2019 Incentive Award Plan.

(2) In May 2023, the Company's Board of Directors approved the extension of its share repurchase authorization through December 31, 2024, and reduced the authorization from $1,000.0 to $500.0. To enable the buybacks under the Board's authorization, the Company obtained shareholder approval on July 27, 2023 to permit it to conduct open-market purchases of up to 100.0 million of its ordinary shares from time to time as approved by the Board of Directors at a minimum purchase price of $1 per share and maximum purchase price of $35 per share. As of June 30, 2024, the Company had $400.0 of availability remaining under the Board's authorization.

Item 5. Other Information.
On May 14, 2024, Bar Veinstein, President, Academia & Government, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The trading plan provides for the sale of an aggregate of up to 180,000 ordinary shares of the Company held by Mr. Veinstein. The trading plan terminates on the earlier of the date all the shares covered by the trading plan are sold and December 13, 2024.
Item 6. Exhibits.
EXHIBIT INDEX

31*	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following information from our Form 10-Q for the quarter ended June 30, 2024, formatted in Inline Extensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets (Unaudited), (ii) Condensed Consolidated Statements of Operations (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited), (iv) Condensed Consolidated Statements of Changes in Equity (Unaudited), (v) Condensed Consolidated Statements of Cash Flows (Unaudited), and (vi) Notes to the Condensed Consolidated Financial Statements (Unaudited).

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
*    Filed herewith.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of London, United Kingdom on August 6, 2024.

CLARIVATE PLC
By:	/s/ Jonathan M. Collins
Name: Jonathan M. Collins
Title: Executive Vice President & Chief Financial Officer