Form 10-Q
period 2024-09-30
CLARIVATE PLC
filed 2024-11-06
CIK 1764046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The number of ordinary shares of the Company outstanding as of October 31, 2024, was 710,403,567.

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

PART I. Financial Information
Item 1. Financial Statements.
CLARIVATE PLC
Condensed Consolidated Balance Sheets (Unaudited)

(In millions)	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash	$388.5	$370.7
Accounts receivable, net	771.8	908.3
Prepaid expenses	97.7	88.5
Other current assets	81.1	68.0
Assets held for sale	—	26.7
Total current assets	1,339.1	1,462.2
Property and equipment, net	47.3	51.6
Other intangible assets, net	8,726.7	9,006.6
Goodwill	1,736.8	2,023.7
Other non-current assets	71.8	60.8
Deferred income taxes	50.8	46.7
Operating lease right-of-use assets	58.1	55.2
Total assets	$12,030.6	$12,706.8
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$126.5	$144.1
Accrued compensation	111.7	126.5
Accrued expenses and other current liabilities	375.1	315.2
Current portion of deferred revenues	890.2	983.1
Current portion of operating lease liability	22.1	24.4
Liabilities held for sale	—	6.7
Total current liabilities	1,525.6	1,600.0
Long-term debt	4,632.5	4,721.1
Non-current portion of deferred revenues	21.6	38.7
Other non-current liabilities	52.5	41.9
Deferred income taxes	227.0	249.6
Operating lease liabilities	57.9	63.2
Total liabilities	6,517.1	6,714.5
Commitments and contingencies (Note 14)
Shareholders' equity:
Preferred Shares, no par value; 14.4 shares authorized; 5.25% Mandatory Convertible Preferred Shares, Series A, zero and 14.4 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	1,392.6
Ordinary Shares, no par value; unlimited shares authorized; 710.3 and 666.1 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	13,069.0	11,740.5
Accumulated other comprehensive loss	(433.8)	(495.3)
Accumulated deficit	(7,121.7)	(6,645.5)
Total shareholders' equity	5,513.5	5,992.3
Total liabilities and shareholders' equity	$12,030.6	$12,706.8
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2024	2023	2024	2023
Revenues	$622.2	$647.2	$1,893.7	$1,945.1
Operating expenses:
Cost of revenues	210.1	220.6	641.5	674.8
Selling, general and administrative costs	169.7	171.9	546.8	559.3
Depreciation and amortization	177.2	176.8	541.0	527.5
Goodwill and intangible asset impairments	13.8	—	316.6	135.2
Restructuring and other impairments	4.0	3.7	14.2	25.3
Other operating expense (income), net	25.7	(13.0)	46.9	(30.5)
Total operating expenses	600.5	560.0	2,107.0	1,891.6
Income (loss) from operations	21.7	87.2	(213.3)	53.5
Fair value adjustment of warrants	—	(12.6)	(5.2)	(14.4)
Interest expense, net	72.2	71.9	213.5	218.5
Income (loss) before income taxes	(50.5)	27.9	(421.6)	(150.6)
Provision (benefit) for income taxes	15.1	15.6	23.3	(83.3)
Net income (loss)	(65.6)	12.3	(444.9)	(67.3)
Dividends on preferred shares	—	18.9	31.3	56.3
Net income (loss) attributable to ordinary shares	$(65.6)	$(6.6)	$(476.2)	$(123.6)

Per share:
Basic	$(0.09)	$(0.01)	$(0.69)	$(0.18)
Diluted	$(0.09)	$(0.01)	$(0.69)	$(0.18)

Weighted average shares used to compute earnings per share:
Basic	718.7	670.9	690.5	673.9
Diluted	718.7	670.9	690.5	673.9
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,
(In millions)	2024	2023
Net income (loss)	$(65.6)	$12.3
Other comprehensive income (loss), net of tax:
Interest rate swaps, net of tax of $(4.4) and $0.3	(13.0)	(0.4)
Defined benefit pension plans	—	(0.1)
Foreign currency translation adjustment	76.2	(169.7)
Other comprehensive income (loss), net of tax	63.2	(170.2)
Comprehensive income (loss)	$(2.4)	$(157.9)

	Nine Months Ended September 30,
(In millions)	2024	2023
Net income (loss)	$(444.9)	$(67.3)
Other comprehensive income (loss), net of tax:
Interest rate swaps, net of tax of $(3.7) and $(1.4)	(10.8)	(5.5)
Defined benefit pension plans	—	(0.1)
Foreign currency translation adjustment	72.3	13.7
Other comprehensive income (loss), net of tax	61.5	8.1
Comprehensive income (loss)	$(383.4)	$(59.2)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Changes in Equity (Unaudited)

	Ordinary Shares		Preferred Shares		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
(In millions)	Shares	Amount	Shares	Amount
Balance at December 31, 2023	666.1	$11,740.5	14.4	$1,392.6	$(495.3)	$(6,645.5)	$5,992.3
Vesting of restricted stock units	3.3	—	—	—	—	—	—
Share-based award activity	(1.2)	6.9	—	—	—	—	6.9
Dividends to preferred shareholders	—	—	—	—	—	(18.8)	(18.8)
Net income (loss)	—	—	—	—	—	(75.0)	(75.0)
Other comprehensive income (loss)	—	—	—	—	(17.0)	—	(17.0)
Balance at March 31, 2024	668.2	$11,747.4	14.4	$1,392.6	$(512.3)	$(6,739.3)	$5,888.4
Vesting of restricted stock units	0.7	—	—	—	—	—	—
Share-based award activity	(0.1)	17.7	—	—	—	—	17.7
Conversion of preferred shares into ordinary shares	55.3	1,392.6	(14.4)	(1,392.6)	—	—	—
Dividends to preferred shareholders	—	—	—	—	—	(12.5)	(12.5)
Net income (loss)	—	—	—	—	—	(304.3)	(304.3)
Other comprehensive income (loss)	—	—	—	—	15.3	—	15.3
Balance at June 30, 2024	724.1	$13,157.7	—	$—	$(497.0)	$(7,056.1)	$5,604.6
Vesting of restricted stock units	2.1	—	—	—	—	—	—
Share-based award activity	(0.7)	11.3	—	—	—	—	11.3
Repurchase and retirement of ordinary shares	(15.2)	(100.0)	—	—	—	—	(100.0)
Net income (loss)	—	—	—	—	—	(65.6)	(65.6)
Other comprehensive income (loss)	—	—	—	—	63.2	—	63.2
Balance at September 30, 2024	710.3	$13,069.0	—	$—	$(433.8)	$(7,121.7)	$5,513.5

CLARIVATE PLC
Condensed Consolidated Statements of Changes in Equity (Unaudited)

	Ordinary Shares		Preferred Shares		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
(In millions)	Shares	Amount	Shares	Amount
Balance at December 31, 2022	674.4	$11,744.7	14.4	$1,392.6	$(665.9)	$(5,658.9)	$6,812.5
Vesting of restricted stock units	1.8	—	—	—	—	—	—
Share-based award activity	(0.6)	33.7	—	—	—	—	33.7
Dividends to preferred shareholders	—	—	—	—	—	(18.8)	(18.8)
Net income (loss)	—	—	—	—	—	43.5	43.5
Other comprehensive income (loss)	—	—	—	—	88.4	—	88.4
Balance at March 31, 2023	675.6	$11,778.4	14.4	$1,392.6	$(577.5)	$(5,634.2)	$6,959.3
Vesting of restricted stock units	0.8	—	—	—	—	—	—
Share-based award activity	(0.3)	30.8	—	—	—	—	30.8
Dividends to preferred shareholders	—	—	—	—	—	(18.6)	(18.6)
Net income (loss)	—	—	—	—	—	(123.1)	(123.1)
Other comprehensive income (loss)	—	—	—	—	89.9	—	89.9
Balance at June 30, 2023	676.1	$11,809.2	14.4	$1,392.6	$(487.6)	$(5,775.9)	$6,938.3
Vesting of restricted stock units	2.4	—	—	—	—	—	—
Share-based award activity	(0.8)	20.6	—	—	—	—	20.6
Repurchase and retirement of ordinary shares	(13.8)	(100.0)	—	—	—	—	(100.0)
Dividends to preferred shareholders	—	—	—	—	—	(18.9)	(18.9)
Net income (loss)	—	—	—	—	—	12.3	12.3
Other comprehensive income (loss)	—	—	—	—	(170.2)	—	(170.2)
Balance at September 30, 2023	663.9	$11,729.8	14.4	$1,392.6	$(657.8)	$(5,782.5)	$6,682.1
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In millions)	2024	2023
Cash Flows From Operating Activities
Net income (loss)	$(444.9)	$(67.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	541.0	527.5
Share-based compensation	48.9	97.1
Restructuring and other impairments, including goodwill	314.5	138.9
Gain on legal settlement	—	(49.4)
Deferred income taxes	(28.8)	(51.3)
Amortization of debt issuance costs	11.1	12.9
Other operating activities	36.1	2.4
Changes in operating assets and liabilities:
Accounts receivable	148.2	110.3
Prepaid expenses	(8.5)	(10.6)
Other assets	(9.8)	19.5
Accounts payable	(16.5)	(2.4)
Accrued expenses and other current liabilities	22.1	(33.8)
Deferred revenues	(102.3)	(56.9)
Operating leases, net	(7.8)	(6.2)
Other liabilities	2.0	(77.4)
Net cash provided by operating activities	505.3	553.3
Cash Flows From Investing Activities
Capital expenditures	(206.9)	(178.6)
Payments for acquisitions, net of cash acquired	(32.0)	(2.3)
Proceeds from divestitures, net of cash divested	(19.2)	10.5
Net cash provided by (used for) investing activities	(258.1)	(170.4)
Cash Flows From Financing Activities
Principal payments on term loans	(58.1)	(150.0)
Payment of debt issuance costs and discounts	(20.1)	0.1
Repurchases of ordinary shares	(100.0)	(100.0)
Cash dividends on preferred shares	(37.7)	(56.7)
Payments related to finance lease	(0.7)	(0.8)
Payments related to tax withholding for share-based compensation	(13.9)	(14.8)
Net cash provided by (used for) financing activities	(230.5)	(322.2)
Effects of exchange rates	1.1	(10.3)
Net change in cash and cash equivalents, including restricted cash	17.8	50.4
Cash and cash equivalents, including restricted cash, beginning of period	370.7	356.8
Cash and cash equivalents, including restricted cash, end of period	$388.5	$407.2
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
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include our accounts and the accounts of our wholly owned subsidiaries. In our opinion, these interim statements reflect all adjustments necessary to a fair statement of the results for the periods presented, and such adjustments are of a normal, recurring nature. Results from interim periods should not be considered indicative of results for the full year. The financial statements included herein should be read in conjunction with the financial statements and notes included in our Form 10-K for the year ended December 31, 2023. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. All significant intercompany transactions and balances have been eliminated in consolidation.
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
Recently Issued Accounting Standards
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. We do not expect that the adoption of this ASU will have a material impact on our consolidated financial statements.
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
Note 2: Acquisitions and Divestitures
During the second quarter of 2023, we entered into a commercial agreement to sell a small product group within our IP segment for approximately $34, payable in annual installments over ten years. The fair value of this contingent consideration receivable is $28.2 as of September 30, 2024, of which almost all is classified as Other non-current assets in the Condensed Consolidated Balance Sheets. We will remeasure the fair value of contingent consideration on a recurring basis and record adjustments, as needed, based on the length of time remaining under the commercial agreement and changes in the amount to be realized each year based on actual financial results. Changes in fair value measurement of the contingent consideration is based on Level 3 inputs. The transaction closed on April 1, 2024 and a loss of $14.8 was recognized in connection with the sale, which is included in Other operating expense (income), net in the Condensed Consolidated Statements of Operations.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions or as otherwise noted)
Prior to the held-for-sale determination and accompanying impairment testing as of June 30, 2023, the carrying amount of the expected assets to be disposed of consisted almost entirely of purchase-related identifiable customer relationship intangible assets of approximately $158. These intangible assets were reduced to estimated fair value of $26.1 based on the estimated present value of the consideration to be paid over ten years. The related impairment charge of $132.2 is included in Goodwill and intangible asset impairments in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2023.
On October 25, 2024, in connection with streamlining our A&G portfolio and focusing our efforts around our core A&G business assets, we entered into a commercial agreement to sell our ScholarOne business for $110.0 payable in cash at the closing of the transaction and a potential earnout payable in cash that we estimate may approach $20.0 contingent on the achievement of certain financial metrics through 2030. The sale is expected to close during the fourth quarter of 2024.
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
The following table presents our revenues disaggregated by transaction type (see Note 13 - Segment Information for our revenues disaggregated by segment):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Subscription revenues	$411.1	$408.1	$1,219.8	$1,207.3
Re-occurring revenues	106.7	106.8	317.8	325.5
Transactional and other revenues	104.4	132.3	356.1	412.3
Revenues	$622.2	$647.2	$1,893.7	$1,945.1
The following table presents our contract balances:

	September 30, 2024	December 31, 2023
Accounts receivable, net	771.8	908.3
Current portion of deferred revenues	890.2	983.1
Non-current portion of deferred revenues	21.6	38.7
During the nine months ended September 30, 2024, we recognized revenues of $778.1 attributable to deferred revenues recorded at the beginning of the period, primarily consisting of subscription revenues recognized ratably over the contract term.

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
Note 4: Other Intangible Assets, Net and Goodwill
Other intangible assets, net
The following table is a summary of the gross carrying amounts and accumulated amortization of our identifiable intangible assets by major class:

	September 30, 2024			December 31, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$7,850.2	$(1,445.1)	$6,405.1	$7,819.9	$(1,177.2)	$6,642.7
Technology and content	2,858.8	(1,190.3)	1,668.5	2,798.3	(1,009.1)	1,789.2
Computer software	1,062.6	(598.5)	464.1	897.9	(516.4)	381.5
Trade names and other	89.5	(57.4)	32.1	88.9	(52.6)	36.3
Definite-lived intangible assets	$11,861.1	$(3,291.3)	$8,569.8	$11,605.0	$(2,755.3)	$8,849.7
Indefinite-lived trade names	156.9	—	156.9	156.9	—	156.9
Other intangible assets, net	$12,018.0	$(3,291.3)	$8,726.7	$11,761.9	$(2,755.3)	$9,006.6
During the three months ended September 30, 2024, and 2023, intangible assets amortization expense was $172.8 and $170.9, respectively, and during the nine months ended September 30, 2024, and 2023, intangible assets amortization expense was $527.2 and $510.3, respectively.
Goodwill
The following table is a summary of the change in the carrying amount of goodwill, both in total and as allocated to our reportable segments:

	A&G	IP	LS&H	Total
Balance as of December 31, 2023	$1,109.8	$—	$913.9	$2,023.7
Acquisition	—	13.8	15.8	29.6
Goodwill impairment	—	(13.8)	(302.8)	(316.6)
Impact of foreign currency fluctuations	0.1	—	—	0.1
Balance as of September 30, 2024	$1,109.9	$—	$626.9	$1,736.8
In the second quarter of 2024, primarily due to sustained declines in our share price, we determined that it was appropriate to perform an interim quantitative goodwill impairment assessment. We performed the assessment, consistent with our goodwill impairment testing policy and procedures, by comparing the estimated fair value to the carrying value for both of our segment reporting units carrying a goodwill balance. Based on the quantitative assessment performed, we concluded that the estimated fair value of the A&G reporting unit continues to be substantially in excess of its carrying value. For the LS&H reporting unit, we determined the carrying value exceeded its fair value; consequently, we recorded a goodwill impairment charge of $302.8 in the second quarter of 2024.
In the third quarter of 2024, we recorded $13.8 of goodwill associated with a small acquisition within the IP reporting unit. We recorded an impairment to the goodwill because the IP reporting unit’s fair value was significantly below its carrying value based on the results of our most recent interim quantitative impairment assessment described above.
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

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions or as otherwise noted)
Interest Rate Swaps
We have interest rate swap arrangements with counterparties to reduce our exposure to variability in cash flows relating to interest payments on our outstanding term loan arrangements. We have designated the interest rate swaps as cash flow hedges of the risk associated with floating interest rates on designated future monthly interest payments. For additional information on our outstanding term loan facility, see Note 6 - Debt. As of September 30, 2024, our outstanding interest rate swaps have an aggregate notional value of $753.7 and mature in October 2026.
The fair value of the interest rate swaps is the estimated amount that we would receive or pay to terminate such agreements, taking into account market interest rates and the remaining time to maturities or using market inputs with mid-market pricing as a practical expedient for bid-ask spread. Changes in fair value are recorded in Accumulated other comprehensive loss (“AOCL”) in the Condensed Consolidated Balance Sheets with a related offset in derivative asset or liability, and the amounts reclassified out of AOCL are recorded to Interest expense, net in the Condensed Consolidated Statements of Operations. Any gain or loss will be subsequently reclassified into net earnings in the same period during which transactions affect earnings, or upon termination of the arrangements. For additional information on changes recorded to AOCL, see Note 7 - Shareholders' Equity. As of September 30, 2024, we estimate that approximately $6.5 of pre-tax gain related to interest rate swaps recorded in AOCL will be reclassified into earnings within the next 12 months.
Cross-Currency Swaps
In July 2023, we entered into a cross-currency swap that matures in 2026 to mitigate foreign currency exposure related to our net investment in various euro-functional-currency consolidated subsidiaries. This swap is designated and qualifies as a net investment hedge. We elected to assess the effectiveness of this net investment hedge based on changes in spot rates and are amortizing the portion of the net investment hedge that was excluded from the assessment of effectiveness over the life of the swap within Interest expense, net in the Condensed Consolidated Statements of Operations. The notional amount of the cross-currency swap associated with euro-denominated subsidiary net investments was €100.0 as of September 30, 2024.
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
We recognize the associated realized and unrealized gains and losses in Other operating expense (income), net in the Condensed Consolidated Statements of Operations. We recognized a loss (gain) from the fair value adjustment of $(4.2) and $4.0, for the three months ended September 30, 2024 and 2023, respectively, and $(1.9) and $3.7, for the nine months ended September 30, 2024 and 2023, respectively. The notional amount of outstanding foreign currency contracts was $154.0 and $140.5 as of September 30, 2024 and December 31, 2023, respectively.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions or as otherwise noted)
The following table provides information on the location and fair value amounts of our derivative instruments as of September 30, 2024 and December 31, 2023:

	Balance Sheet Classification	September 30, 2024	December 31, 2023
Asset Derivatives
Designated as accounting hedges:
Interest rate swaps	Other current assets	$—	$4.1
Interest rate swaps	Other non-current assets	7.4	17.7
Not designated as accounting hedges:
Foreign currency forwards	Other current assets	3.1	1.3
Total Asset Derivatives		$10.5	$23.1

Liability Derivatives
Designated as accounting hedges:
Cross-currency swaps	Other non-current liabilities	$2.9	$2.0
Not designated as accounting hedges:
Foreign currency forwards	Accrued expenses and other current liabilities	—	0.1
Total Liability Derivatives		$2.9	$2.1
Note 6: Debt
The following table summarizes our total indebtedness:

		September 30, 2024		December 31, 2023
Type	Maturity	Effective Interest Rate	Carrying Value	Effective Interest Rate	Carrying Value
Senior Notes	2029	4.875%	921.4	4.875%	921.4
Senior Secured Notes	2028	3.875%	921.2	3.875%	921.2
Senior Secured Notes	2026	4.500%	700.0	4.500%	700.0
Revolving Credit Facility	2029	7.595%	—	8.206%	—
Term Loan Facility	2031	7.595%	2,139.3	8.470%	2,197.4
Finance lease	2036	6.936%	29.6	6.936%	30.3
Total debt outstanding			$4,711.5		$4,770.3
Debt discounts and issuance costs			(56.2)		(48.0)
Current portion of long-term debt(1)			(22.8)		(1.2)
Long-term debt			$4,632.5		$4,721.1
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
As of September 30, 2024, letters of credit totaling $8.1 were collateralized by the revolving credit facility.
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
The carrying value of our variable interest rate debt, excluding unamortized debt issuance costs, approximates fair value due to the short-term nature of the interest rate benchmark rates. The fair value of the fixed rate debt is estimated based on market observable data for debt with similar prepayment features. The fair value of our debt was $4,617.0 and $4,615.3 as of September 30, 2024 and December 31, 2023, respectively, and is considered Level 2 under the fair value hierarchy.
Note 7: Shareholders' Equity
Conversion of Preferred Shares into Ordinary Shares
On June 3, 2024, all 14.4 million outstanding shares of our 5.25% Series A Mandatory Convertible Preferred Shares (“MCPS”) automatically converted into 55.3 million ordinary shares at a conversion rate of 3.8462 ordinary shares per MCPS share. All accumulated preferred dividends were paid prior to the conversion.
Share Repurchase Program
In May 2023, our Board of Directors authorized the purchase of up to $500.0 of our ordinary shares through December 31, 2024. We repurchased approximately 13.8 million ordinary shares for $100.0 at an average price of $7.22 per share during the year ended December 31, 2023 and approximately 15.2 million ordinary shares for $100.0 at an average price of $6.59 per share during the three months ended September 30, 2024. All repurchased shares were immediately retired and restored as authorized but unissued ordinary shares. As of September 30, 2024, we had $300.0 of availability remaining under the share repurchase program.
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

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions or as otherwise noted)

	Nine Months Ended September 30, 2024
	Interest rate swaps	Defined benefit pension plans	Foreign currency translation adjustment	Total
Balance as of December 31, 2023	$16.2	$0.4	$(511.9)	$(495.3)
Other comprehensive income (loss) before reclassifications	7.4	—	73.2	80.6
Reclassifications from AOCL to net earnings	(18.2)	—	(0.9)	(19.1)
Net other comprehensive (loss) income	(10.8)	—	72.3	61.5
Balance as of September 30, 2024	$5.4	$0.4	$(439.6)	$(433.8)

	Nine Months Ended September 30, 2023
	Interest rate swaps	Defined benefit pension plans	Foreign currency translation adjustment	Total
Balance as of December 31, 2022	$38.1	$1.5	$(705.5)	$(665.9)
Other comprehensive income (loss) before reclassifications	22.2	(0.1)	14.0	36.1
Reclassifications from AOCL to net earnings	(27.7)	—	(0.3)	(28.0)
Net other comprehensive income (loss)	(5.5)	(0.1)	13.7	8.1
Balance as of September 30, 2023	$32.6	$1.4	$(691.8)	$(657.8)
Note 8: Private Placement Warrants
In May 2024, the remaining 17.8 million private placement warrants expired unexercised. These warrants had an exercise price of $11.50 per share and were valued using a Black-Scholes option valuation model and classified as Level 3 financial instruments within the fair value hierarchy. The warrants were subject to remeasurement at each balance sheet date and represented a liability balance of zero and $5.1 as of September 30, 2024 and December 31, 2023, respectively, classified within Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. The change in fair value was recognized as a fair value adjustment of warrants in the Condensed Consolidated Statements of Operations.
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
As of September 30, 2024, we have incurred $31.4 of cumulative costs associated with the Segment Optimization Program and we expect to incur approximately $4 of additional restructuring costs associated with this program, primarily within 2024.
The following table summarizes the pre-tax charges by activity and program during the periods indicated:

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions or as otherwise noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Severance and related benefit costs:
ProQuest Acquisition Integration Program	$—	$(0.2)	$(0.1)	$16.7
Segment Optimization Program	4.2	2.6	16.3	4.9
Total Severance and related benefit costs	$4.2	$2.4	$16.2	$21.6
Exit and disposal costs:
ProQuest Acquisition Integration Program	$—	$—	$—	$0.1
Segment Optimization Program	0.1	—	0.3	—
Total Exit and disposal costs	$0.1	$—	$0.3	$0.1
Lease abandonment costs:
Segment Optimization Program	$(0.3)	$1.4	$(2.3)	$3.7
Other Restructuring Programs	—	(0.1)	—	(0.1)
Total Lease abandonment costs	$(0.3)	$1.3	$(2.3)	$3.6
Restructuring and other impairments	$4.0	$3.7	$14.2	$25.3
The following table summarizes the pre-tax charges by program and segment during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Academia & Government:
ProQuest Acquisition Integration Program	$—	$(0.2)	$(0.1)	$9.1
Segment Optimization Program	1.7	1.4	5.5	3.0
Other Restructuring Programs	—	(0.1)	—	(0.1)
Total A&G	$1.7	$1.1	$5.4	$12.0
Intellectual Property:
ProQuest Acquisition Integration Program	$—	$—	$—	$4.6
Segment Optimization Program	0.2	0.5	3.2	1.9
Total IP	$0.2	$0.5	$3.2	$6.5
Life Sciences & Healthcare:
ProQuest Acquisition Integration Program	$—	$—	$—	$3.1
Segment Optimization Program	2.1	2.1	5.6	3.7
Total LS&H	$2.1	$2.1	$5.6	$6.8
Restructuring and other impairments	$4.0	$3.7	$14.2	$25.3
The following table summarizes the changes in our restructuring reserves by activity during the periods indicated:

	Severance and related benefit costs	Exit, disposal, and abandonment costs	Total
Reserve Balance as of December 31, 2023	$5.9	$1.4	$7.3
Expenses recorded	16.2	(2.0)	14.2
Payments made	(18.9)	(4.7)	(23.6)
Noncash items	(1.0)	5.3	4.3
Reserve Balance as of September 30, 2024	$2.2	$—	$2.2

Reserve Balance as of December 31, 2022	$11.5	$0.1	$11.6
Expenses recorded	21.6	3.7	25.3
Payments made	(27.7)	(2.4)	(30.1)
Noncash items	(2.9)	—	(2.9)
Reserve Balance as of September 30, 2023	$2.5	$1.4	$3.9

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions or as otherwise noted)
Note 10: Other Operating Expense (Income), Net
Other operating expense (income), net, consisted of the following for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Loss on divestiture(1)	$—	$—	$14.8	$—
Gain on legal settlement(2)	—	—	—	(49.4)
Net foreign exchange loss (gain)(3)	31.5	(17.0)	36.1	15.3
Miscellaneous expense (income), net	(5.8)	4.0	(4.0)	3.6
Other operating expense (income), net	$25.7	$(13.0)	$46.9	$(30.5)
(1) Refer to Note 2 - Acquisitions and Divestitures for further information.
(2) Refer to Note 14 - Commitments and Contingencies for further information.
(3) Relates to realized and unrealized gains and losses on foreign currency transactions, with the largest impacts derived from transactions denominated in GBP.
Note 11: Income Taxes
We compute our provision (benefit) for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income (loss) and adjust the provision for discrete tax items recorded in the period.
The income tax provision of $15.1 and $15.6 for the three months ended September 30, 2024 and 2023, respectively, was primarily due to the mix of jurisdictions in which pre-tax profits and losses were recognized.
The income tax provision of $23.3 for the nine months ended September 30, 2024 was primarily due to the mix of jurisdictions in which pre-tax profits and losses were recognized, partially offset by a $14.2 tax benefit related to the goodwill impairment. The income tax benefit of $83.3 for the nine months ended September 30, 2023 was driven by a $70.4 tax benefit recorded on the settlement of an open tax dispute, a $33.0 tax benefit associated with the impairment of intangible assets, and a $17.1 tax benefit relating to the partial release of valuation allowance, partially offset by the mix of taxing jurisdictions in which pre-tax profits and losses were recognized.
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
The basic and diluted EPS computations for our ordinary shares are calculated as follows:

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions or as otherwise noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic EPS
Net income (loss)	$(65.6)	$12.3	$(444.9)	$(67.3)
Dividends on preferred shares	—	18.9	31.3	56.3
Net income (loss) attributable to ordinary shares	$(65.6)	$(6.6)	$(476.2)	$(123.6)

Weighted average shares, basic	718.7	670.9	690.5	673.9
Basic EPS	$(0.09)	$(0.01)	$(0.69)	$(0.18)

Diluted EPS
Net income (loss) attributable to ordinary shares	$(65.6)	$(6.6)	$(476.2)	$(123.6)
Change in fair value of private placement warrants	—	—	—	—
Net income (loss) attributable to ordinary shares, diluted	$(65.6)	$(6.6)	$(476.2)	$(123.6)

Weighted average shares, basic	718.7	670.9	690.5	673.9
Weighted average effect of potentially dilutive shares	—	—	—	—
Weighted average shares, diluted	718.7	670.9	690.5	673.9
Diluted EPS	$(0.09)	$(0.01)	$(0.69)	$(0.18)
Potential ordinary shares on a gross basis related to share-based awards and private placement warrants were excluded from diluted EPS in each period presented as their inclusion would have been antidilutive. Potential shares of 14.2 million and 29.4 million were excluded for the three months ended September 30, 2024 and 2023, respectively, and 22.3 million and 30.3 million were excluded for the nine months ended September 30, 2024 and 2023, respectively.
As a result of the MCPS conversion described in Note 7 - Shareholders' Equity, for the three and nine months ended September 30, 2024, the converted MCPS shares were included in basic EPS for the period subsequent to the conversion and were evaluated for inclusion in diluted EPS for the period prior to the conversion using the if-converted method. Because the pre-conversion weighted-average ordinary shares related to our MCPS would have been antidilutive for each period presented, they were excluded from the diluted EPS calculation for the pre-conversion portion within the three and nine months ended September 30, 2024 and the three and nine months ended September 30, 2023.
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
Adjusted EBITDA represents Net income (loss) before the Provision (benefit) for income taxes, Depreciation and amortization, and Interest expense, net, adjusted to exclude acquisition and/or disposal-related transaction costs, share-based compensation, restructuring expenses, impairments, the impact of certain non-cash fair value adjustments on financial instruments, unrealized foreign currency gains/losses, legal settlements, and other items that are included in Net income (loss) for the period that we do not consider indicative of our ongoing operating performance.
The following table summarizes revenues by reportable segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Academia & Government	$321.3	$327.2	$983.5	$983.9
Intellectual Property	199.8	211.7	602.3	637.1
Life Sciences & Healthcare	101.1	108.3	307.9	324.1
Total Revenues	$622.2	$647.2	$1,893.7	$1,945.1
The following table presents segment profitability and a reconciliation to Net income (loss) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Academia & Government	$139.8	$144.0	$415.4	$416.2
Intellectual Property	91.0	98.5	263.2	293.2
Life Sciences & Healthcare	33.6	38.9	96.5	109.6
Total Adjusted EBITDA	$264.4	$281.4	$775.1	$819.0
Provision (benefit) for income taxes	(15.1)	(15.6)	(23.3)	83.3
Depreciation and amortization	(177.2)	(176.8)	(541.0)	(527.5)
Interest expense, net	(72.2)	(71.9)	(213.5)	(218.5)
Transaction related costs	(6.1)	(2.7)	(13.6)	(5.1)
Share-based compensation expense	(15.4)	(25.4)	(49.7)	(97.1)
Goodwill and intangible asset impairments	(13.8)	—	(316.6)	(135.2)
Restructuring and other impairments	(4.0)	(3.7)	(14.2)	(25.3)
Fair value adjustment of warrants	—	12.6	5.2	14.4
Other(1)	(26.2)	14.4	(53.3)	24.7
Net income (loss)	$(65.6)	$12.3	$(444.9)	$(67.3)
(1) Primarily reflects the net impact of foreign exchange gains and losses related to the remeasurement of balances and other items that do not reflect our ongoing operating performance. In addition to the net unrealized foreign exchange loss, the nine months ended September 30, 2024 also includes a $14.8 loss on the divestiture discussed in Note 2 - Acquisitions and Divestitures and the nine months ended September 30, 2023 includes a $49.4 gain on legal settlement discussed in Note 14 - Commitments and Contingencies.

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
During the nine months ended September 30, 2023, we reached settlement related to a large legal claim, which was covered by insurance. We recognized a total gain on settlement of $49.4 which is included in Other operating expense (income), net in the Condensed Consolidated Statement of Operations.
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
In a separate but related litigation, on June 7, 2022, a class action was filed in Pennsylvania state court in the Court of Common Pleas of Philadelphia asserting claims under the Securities Act of 1933, based on substantially similar allegations, with respect to alleged misstatements and omissions in the offering documents for two issuances of Clarivate ordinary shares in June and September 2021. The Company moved to stay this proceeding on August 19, 2022, and filed its preliminary objections to the state court complaint on October 21, 2022. After granting a partial stay on January 4, 2023, the court denied a further stay of the proceedings on April 17, 2023. On April 24, 2024, the court sustained the Company’s preliminary objections, but permitted plaintiff leave to file an amended complaint, which plaintiff filed on May 28, 2024. On August 29, 2024, plaintiff filed a second amended complaint, to which the Company filed preliminary objections on September 30, 2024. Clarivate does not believe that the claims alleged in the complaints have merit and will vigorously defend against them. Given the early stage of the proceedings, we are unable to estimate the reasonably possible loss or range of loss, if any, arising from these matters.

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
Our ACV was $1,596.4 and $1,579.2 as of September 30, 2024 and 2023, respectively, which corresponds to an increase of 1.1%. The increase in ACV was primarily due to the impact of price increases, partially offset by volume declines.
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
The impact of upgrades, new subscriptions, and product price increases is reflected in ACV, but not in annual renewal rates. Our annual renewal rate was 92% and 92% for the nine months ended September 30, 2024 and 2023.
Adjusted EBITDA and Adjusted EBITDA margin
Adjusted EBITDA is presented because it is a basis upon which our management assesses our performance, and we believe it is useful for investors to understand the underlying trends of our operations. Adjusted EBITDA represents Net income (loss) before the Provision (benefit) for income taxes, Depreciation and amortization, and Interest expense, net, adjusted to exclude acquisition and/or disposal-related transaction costs, share-based compensation, restructuring expenses, impairments, the impact of certain non-cash fair value adjustments on financial instruments, unrealized foreign currency gains/losses, legal settlements, and other items that are included in Net income (loss) for the period that we do not consider indicative of our ongoing operating performance. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by Revenues.
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
Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,		% Change
	2024	2023	2024	2023	QTD	YTD
Revenues	$622.2	$647.2	$1,893.7	$1,945.1	(4)%	(3)%
Operating expenses:
Cost of revenues	210.1	220.6	641.5	674.8	(5)%	(5)%
Selling, general and administrative costs	169.7	171.9	546.8	559.3	(1)%	(2)%
Depreciation and amortization	177.2	176.8	541.0	527.5	—%	3%
Goodwill and intangible asset impairments	13.8	—	316.6	135.2	N/M	N/M
Restructuring and other impairments	4.0	3.7	14.2	25.3	8%	(44)%
Other operating expense (income), net	25.7	(13.0)	46.9	(30.5)	N/M	N/M
Total operating expenses	600.5	560.0	2,107.0	1,891.6
Income (loss) from operations	21.7	87.2	(213.3)	53.5
Fair value adjustment of warrants	—	(12.6)	(5.2)	(14.4)	N/M	(64)%
Interest expense, net	72.2	71.9	213.5	218.5	—%	(2)%
Income (loss) before income taxes	(50.5)	27.9	(421.6)	(150.6)
Provision (benefit) for income taxes	15.1	15.6	23.3	(83.3)	(3)%	N/M
Net income (loss)	(65.6)	12.3	(444.9)	(67.3)
Dividends on preferred shares	—	18.9	31.3	56.3	N/M	(44)%
Net income (loss) attributable to ordinary shares	$(65.6)	$(6.6)	$(476.2)	$(123.6)
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
Revenues by transaction type

	Three Months Ended September 30,		Change		% of Change
	2024	2023	$	%	Acquisitions	Disposals	FX	Organic
Subscription	$411.1	$408.1	$3.0	0.7%	0.2%	—%	(0.1)%	0.6%
Re-occurring	106.7	106.8	(0.1)	(0.1)%	—%	—%	1.0%	(1.1)%
Transactional and other	104.4	132.3	(27.9)	(21.1)%	0.5%	(8.1)%	0.1%	(13.6)%
Revenues	$622.2	$647.2	$(25.0)	(3.9)%	0.2%	(1.6)%	0.1%	(2.6)%

Subscription revenues increased primarily due to organic growth driven by price increases, partially offset by lower net volume in IP and LS&H. Re-occurring revenues were flat, but re-occurring organic revenue declined primarily due to lower IP patent renewal volume. Transactional and other revenues decreased primarily due to lower A&G, IP, and LS&H sales, as well as the IP product group divestiture.

	Nine Months Ended September 30,		Change		% of Change
	2024	2023	$	%	Acquisitions	Disposals	FX	Organic
Subscription	$1,219.8	$1,207.3	$12.5	1.0%	0.1%	—%	(0.3)%	1.2%
Re-occurring	317.8	325.5	(7.7)	(2.4)%	—%	—%	(0.1)%	(2.3)%
Transactional and other	356.1	412.3	(56.2)	(13.6)%	0.2%	(4.5)%	—%	(9.3)%
Revenues	$1,893.7	$1,945.1	$(51.4)	(2.6)%	0.1%	(1.0)%	(0.2)%	(1.5)%
Subscription revenues increased primarily due to organic growth driven by price increases, partially offset by lower net volume in IP and LS&H. Re-occurring revenues decreased primarily due to lower IP patent renewal volume. Transactional and other revenues decreased primarily due to lower A&G, IP, and LS&H sales, as well as the IP product group divestiture.
Revenues by segment

	Three Months Ended September 30,		Change		% of Change
	2024	2023	$	%	Acquisitions	Disposals	FX	Organic
A&G	$321.3	$327.2	$(5.9)	(1.8)%	—%	—%	(0.1)%	(1.7)%
IP	199.8	211.7	(11.9)	(5.6)%	0.1%	(4.6)%	0.7%	(1.8)%
LS&H	101.1	108.3	(7.2)	(6.6)%	0.9%	(0.7)%	(0.3)%	(6.5)%
Revenues	$622.2	$647.2	$(25.0)	(3.9)%	0.2%	(1.6)%	0.1%	(2.6)%
A&G segment revenues decreased due to a decline in transactional volume, partially offset by subscription growth driven by price increases. IP segment revenues decreased primarily due to the product group divestiture and lower transactional and subscription revenues. LS&H segment revenues decreased primarily due to lower transactional and subscription revenues.

	Nine Months Ended September 30,		Change		% of Change
	2024	2023	$	%	Acquisitions	Disposals	FX	Organic
A&G	$983.5	$983.9	$(0.4)	0.0%	—%	—%	(0.1)%	0.1%
IP	602.3	637.1	(34.8)	(5.5)%	—%	(2.6)%	(0.2)%	(2.7)%
LS&H	307.9	324.1	(16.2)	(5.0)%	0.5%	(0.6)%	(0.5)%	(4.4)%
Revenues	$1,893.7	$1,945.1	$(51.4)	(2.6)%	0.1%	(1.0)%	(0.2)%	(1.5)%
A&G segment revenues were flat, as subscription growth driven by price increases was offset by a decline in transactional volume. IP segment revenues decreased primarily due to lower transactional and subscription revenues, lower IP patent renewal volume, and the product group divestiture. LS&H segment revenues decreased primarily due to lower transactional and subscription revenues.
Revenues by geography

	Three Months Ended September 30,		Change		% of Change
	2024	2023	$	%	Acquisitions	Disposals	FX	Organic
Americas	$335.4	$342.8	$(7.4)	(2.2)%	0.4%	(0.3)%	—%	(2.3)%
EMEA	158.8	176.3	(17.5)	(9.9)%	—%	(4.8)%	0.7%	(5.8)%
APAC	128.0	128.1	(0.1)	(0.1)%	—%	(0.9)%	(0.4)%	1.2%
Revenues	$622.2	$647.2	$(25.0)	(3.9)%	0.2%	(1.6)%	0.1%	(2.6)%
Americas revenues decreased primarily due to lower contributions from A&G and LS&H. EMEA (Europe/Middle East/Africa) revenues decreased primarily due to the IP product group divestiture and lower IP contribution. APAC (Asia Pacific) revenues decreased primarily due to the IP product group divestiture, partially offset by A&G growth.

	Nine Months Ended September 30,		Change		% of Change
	2024	2023	$	%	Acquisitions	Disposals	FX	Organic
Americas	$1,020.6	$1,043.5	$(22.9)	(2.2)%	0.2%	(0.2)%	(0.1)%	(2.1)%
EMEA	497.3	523.5	(26.2)	(5.0)%	—%	(2.8)%	0.4%	(2.6)%
APAC	375.8	378.1	(2.3)	(0.6)%	—%	(0.5)%	(1.3)%	1.2%
Revenues	$1,893.7	$1,945.1	$(51.4)	(2.6)%	0.1%	(1.0)%	(0.2)%	(1.5)%
Americas revenues decreased primarily due to lower contributions from A&G and LS&H. EMEA revenues decreased primarily due to the IP product group divestiture and lower IP contribution. APAC revenues decreased due to a stronger dollar against APAC currencies and the IP product group divestiture, partially offset by A&G growth.
Cost of revenues
Cost of revenues consists of costs related to the production, servicing, and maintenance of our products and are composed primarily of personnel costs, data center services and licensing costs, and costs to acquire or produce content, including royalty fees.
The decrease of 4.8% and 4.9% compared to the three and nine months ended September 30, 2023, respectively, was primarily driven by a reduction in share-based compensation expense and reduced product-related royalty fees and content costs. As a percentage of revenues, cost of revenues decreased by 0.3% and 0.8%, compared to the three and nine months ended September 30, 2023, respectively, primarily as a result of lower share-based compensation expense.
Selling, general and administrative costs
Selling, general and administrative (“SG&A”) costs include nearly all business costs not directly attributable to the production, servicing, and maintenance of our products and are composed primarily of personnel costs, third-party professional services fees, facility costs like rent and utilities, technology costs associated with our corporate infrastructure, and transaction expenses associated with acquisitions, divestitures, and capital market activities including advisory, legal, and other professional and consulting costs.
The decrease of 1.3% and 2.2% compared to the three and nine months ended September 30, 2023, respectively, was primarily driven by a reduction in share-based compensation expense. As a percentage of revenues, SG&A costs were largely unchanged compared to the respective comparative prior year periods.
Depreciation and amortization
Depreciation expense relates to our fixed assets, including computer hardware, leasehold improvements, and furniture and fixtures. Amortization expense relates to our definite-lived intangible assets, including customer relationships, technology and content, internally developed computer software, and trade names.
The increase of 0.2% and 2.6% compared to the three and nine months ended September 30, 2023, respectively, was primarily driven by increased investment in internally developed software and content assets.
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
In the third quarter of 2024, we recorded $13.8 of goodwill associated with a small acquisition within the IP reporting unit. We recorded an impairment to the goodwill because the carrying value of the IP reporting unit was still below its fair value based on the results of our most recent interim quantitative impairment assessment described above. For additional information, see Note 4 - Other Intangible Assets, Net and Goodwill included in Part I, Item 1 of this quarterly report.
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

Restructuring and other impairments
The three and nine months ended September 30, 2024 charges were primarily associated with the Segment Optimization Program, which began in the second quarter of 2023 and is expected to continue through the end of 2024. The three and nine months ended September 30, 2023 charges were primarily associated with the ProQuest Acquisition Integration Program, which was substantively completed in 2023. For further information regarding each of our restructuring initiatives and impairment impacts, see Note 9 - Restructuring and Other Impairments included in Part I, Item 1 of this quarterly report.
Other operating expense (income), net
The change of $38.7 compared to the three months ended September 30, 2023 was driven by the net impact of realized and unrealized gains and losses on foreign currency transactions, with the largest impacts derived from transactions denominated in GBP.
The change of $77.4 compared to the nine months ended September 30, 2023 was driven by a $(49.4) gain on legal settlement in the comparative prior year period; the net impact of realized and unrealized gains and losses on foreign currency transactions, with the largest impacts derived from transactions denominated in GBP; and a $14.8 loss on divestiture in the current year period. For further information, see Note 10 - Other Operating Expense (Income), Net included in Part I, Item 1 of this quarterly report.
Fair value adjustment of warrants
The adjustment in fair value, resulting in gains in both the current and comparative prior year periods, was driven primarily by decreases in our share price and the remaining exercise period, both of which reduce the warrant value in the option valuation model. In May 2024, all remaining private placement warrants expired unexercised.
Interest expense, net
Interest expense was largely unchanged compared to the three months ended September 30, 2023. The decrease of (2.3)% compared to the nine months ended September 30, 2023 was driven by lower outstanding borrowings on our new term loan facility.
Provision (benefit) for income taxes
The income tax provision of $15.1 and $15.6 for the three months ended September 30, 2024 and 2023, respectively, was primarily due to the mix of jurisdictions in which pre-tax profits and losses were recognized.
The income tax provision of $23.3 for the nine months ended September 30, 2024 was primarily due to the mix of jurisdictions in which pre-tax profits and losses were recognized, partially offset by a $14.2 tax benefit related to the goodwill impairment. The income tax benefit of $83.3 for the nine months ended September 30, 2023 was driven by a $70.4 tax benefit recorded on the settlement of an open tax dispute, a $33.0 tax benefit associated with the impairment of intangible assets, and a $17.1 tax benefit relating to the partial release of valuation allowance, partially offset by the mix of taxing jurisdictions in which pre-tax profits and losses were recognized.
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
Adjusted EBITDA and Adjusted EBITDA margin (non-GAAP measures)
The following table presents our calculation of Adjusted EBITDA and Adjusted EBITDA margin for the three and nine months ended September 30, 2024 and 2023, and reconciles these non-GAAP measures to our Net income (loss) and Net income (loss) margin for the same periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$(65.6)	$12.3	$(444.9)	$(67.3)
Provision (benefit) for income taxes	15.1	15.6	23.3	(83.3)
Depreciation and amortization	177.2	176.8	541.0	527.5
Interest expense, net	72.2	71.9	213.5	218.5
Transaction related costs	6.1	2.7	13.6	5.1
Share-based compensation expense	15.4	25.4	49.7	97.1
Goodwill and intangible asset impairments	13.8	—	316.6	135.2
Restructuring and other impairments	4.0	3.7	14.2	25.3
Fair value adjustment of warrants	—	(12.6)	(5.2)	(14.4)
Other(1)	26.2	(14.4)	53.3	(24.7)
Adjusted EBITDA	$264.4	$281.4	$775.1	$819.0

Net income (loss) margin	(10.5)%	1.9%	(23.5)%	(3.5)%
Adjusted EBITDA margin	42.5%	43.5%	40.9%	42.1%
(1) Primarily reflects the net impact of unrealized foreign currency gains and losses, as well as other items that do not reflect our ongoing operating performance. For the nine months ended September 30, 2024, the amount includes a $14.8 loss on the divestiture discussed in Note 2 - Acquisitions and Divestitures and for the nine months ended September 30, 2023, the amount includes a $49.4 gain on legal settlement discussed in Note 14 - Commitments and Contingencies.

Liquidity and Capital Resources
We finance our operations primarily through cash generated by operating activities and through borrowing activities. As of September 30, 2024, we had $388.5 of cash and cash equivalents (including restricted cash of $7.7) and $691.9 of available borrowing capacity under our revolving credit facility.
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
The following table discloses our cash flows by activity for the periods presented:

	Nine Months Ended September 30,		Change
	2024	2023	$	%
Net cash provided by operating activities	$505.3	$553.3	(48.0)	(9)%
Net cash provided by (used for) investing activities	$(258.1)	$(170.4)	(87.7)	51%
Net cash provided by (used for) financing activities	$(230.5)	$(322.2)	91.7	(28)%
The decrease in net cash provided by operating activities was driven by lower operating results, partially offset by timing of working capital changes.
The increase in net cash used for investing activities was due to increased acquisition and divestiture activity, as well as increased capital spending.

The decrease in net cash used for financing activities was due to lower payments on our term loans and MCPS dividends, partially offset by payments for fees associated with the refinancing of our existing credit facilities in January 2024. During both periods presented, we used $100.0 of cash on hand to repurchase our ordinary shares.
Free cash flow (non-GAAP measure)
The following table reconciles our non-GAAP Free cash flow measure to Net cash provided by operating activities for the periods presented:

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$505.3	$553.3
Capital expenditures	(206.9)	(178.6)
Free cash flow	$298.4	$374.7
The decrease in Free cash flow was driven by lower operating results and increased capital expenditures, partially offset by timing of working capital changes. Our capital expenditures in both periods presented consisted primarily of capitalized labor, contract services, and other costs associated with product and content development.
Borrowings
As of September 30, 2024, we had $4,681.9 of outstanding borrowings under our notes and credit facilities. We incurred $213.5 and $218.5 of interest expense associated with our debt obligations during the nine months ended September 30, 2024 and 2023, respectively. Our contingent liabilities consist primarily of letters of credit and performance bonds and other similar obligations in the ordinary course of business.
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
Commitments and Contingencies
In addition to the scheduled future debt repayments that we will need to make, we also have commitments and plans related to our share repurchase program, capital expenditures, and other commitments in the ordinary course of business, primarily for cloud computing services and software license costs. Any amounts for which we are currently liable are reflected in our Condensed Consolidated Balance Sheets as Accounts payable or Accrued expenses and other current liabilities.
As of September 30, 2024, we had $300.0 of availability remaining under our current share repurchase program, which is valid through December 31, 2024.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk is the risk that changes in market prices, such as foreign currency exchange rates and interest rates, will affect our cash flows or the fair value of our holdings of financial instruments. Market risks as of September 30, 2024 have not materially changed from those discussed under Part I, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our annual report on Form 10-K for the year ended December 31, 2023.
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
Based on that evaluation, our CEO and CFO concluded that, as of September 30, 2024 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in the reports to be filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table sets forth the total number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs for each month during the three months ended September 30, 2024.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Plans or Programs(2)
July 1, 2024 - July 31, 2024	54,845	$5.68	—	$400
August 1, 2024 - August 31, 2024	10,549,052	$6.54	10,535,504	$331
September 1, 2024 - September 30, 2024	5,287,548	$6.69	4,645,399	$300
Total	15,891,445		15,180,903
(1) Includes shares withheld to satisfy tax withholding obligations on behalf of employees that occur upon vesting and delivery of outstanding shares underlying equity awards under the 2019 Incentive Award Plan.

(2) In May 2023, the Company's Board of Directors approved the extension of its share repurchase authorization through December 31, 2024, and reduced the authorization from $1,000.0 to $500.0. To enable the buybacks under the Board's authorization, the Company obtained shareholder approval on July 27, 2023 to permit it to conduct open-market purchases of up to 100.0 million of its ordinary shares from time to time as approved by the Board of Directors at a minimum purchase price of $1 per share and maximum purchase price of $35 per share. As of September 30, 2024, the Company had $300.0 of availability remaining under the Board's current authorization.

Item 5. Other Information.
During the quarter ended September 30, 2024, no director or officer (as defined in Rule 16a-1 under the Exchange Act) of the Company adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.
EXHIBIT INDEX

4.1*
Fourth Supplemental Indenture dated as of April 14, 2022, to the indenture dated as of October 31, 2019 among Camelot Finance S.A., as Issuer, the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, governing the Issuer’s 4.50% Senior Secured Notes due 2026

4.2*
Fifth Supplemental Indenture dated as of September 13, 2024, to the indenture dated as of October 31, 2019 among Camelot Finance S.A., as Issuer, the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, governing the Issuer’s 4.50% Senior Secured Notes due 2026

4.3*
Second Supplemental Indenture dated as of April 14, 2022, to the indenture dated as of August 19, 2021 among Clarivate Science Holdings Corporation, as Issuer, the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, governing the Issuer’s 3.875% Senior Secured Notes due 2028

4.4*
Third Supplemental Indenture dated as of September 13, 2024, to the indenture dated as of August 19, 2021 among Clarivate Science Holdings Corporation, as Issuer, the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, governing the Issuer’s 3.875% Senior Secured Notes due 2028

4.5*
Second Supplemental Indenture dated as of April 14, 2022, to the indenture dated as of August 19, 2021 among Clarivate Science Holdings Corporation, as Issuer, the guarantors party thereto and Wilmington Trust, National Association, as trustee, governing the Issuer’s 4.875% Senior Notes due 2029

4.6*
Third Supplemental Indenture dated as of September 13, 2024, to the indenture dated as of August 19, 2021 among Clarivate Science Holdings Corporation, as Issuer, the guarantors party thereto and Wilmington Trust, National Association, as trustee, governing the Issuer’s 4.875% Senior Notes due 2029

10.1*+	Separation agreement, dated August 1, 2024, by and between Clarivate Plc and Jonathan Gear
10.2*+	Employment agreement, dated August 1, 2024, by and between Ex Libris Ltd. and Matitiahu (Matti) Shem Tov
31*	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following information from our Form 10-Q for the quarter ended September 30, 2024, formatted in Inline Extensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets (Unaudited), (ii) Condensed Consolidated Statements of Operations (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited), (iv) Condensed Consolidated Statements of Changes in Equity (Unaudited), (v) Condensed Consolidated Statements of Cash Flows (Unaudited), and (vi) Notes to the Condensed Consolidated Financial Statements (Unaudited).

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
*    Filed herewith.
+     Compensatory plan or arrangement.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of London, United Kingdom on November 6, 2024.

CLARIVATE PLC
By:	/s/ Jonathan M. Collins
Name: Jonathan M. Collins
Title: Executive Vice President & Chief Financial Officer