Form 10-K
period 2024-12-31
CLARIVATE PLC
filed 2025-02-19
CIK 1764046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
The aggregate market value of ordinary shares held by non-affiliates of the registrant, based on the closing price of the ordinary shares as reported on the New York Stock Exchange as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.8 billion. Solely for purposes of this calculation, all executive officers, directors, and holders of five percent or more of the issued and outstanding ordinary shares of the registrant are deemed “affiliates.”
The number of ordinary shares of the Company outstanding as of January 31, 2025, was 691,638,374.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the registrant’s definitive proxy statement on Schedule 14A for the 2025 Annual General Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year.

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
•the success of our Value Creation Plan;
•our loss of, or inability to attract and retain, key personnel;
•the effectiveness of our business continuity plans;
•our ability to derive fully the anticipated benefits from organic growth, existing or future acquisitions, joint ventures, investments, or dispositions;
•our exposure to risk from having operations and employees in Israel;
•our exposure to risk from the international scope of our operations, including potentially adverse tax consequences from the international scope of our operations and our corporate and financing structure;
•the strength of our brand and reputation;
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
•our use of “open source” software in our products and services;
•our ability to comply with applicable data protection and privacy laws; and
•other factors beyond our control.
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
Industry and Market Data
The market data and other statistical information used throughout this annual report are based on industry publications and surveys, public filings, and various government sources. Industry publications and surveys generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy or completeness of the included information. Statements as to our ranking, market position, and market estimates (including estimates of the sizes and future growth rates of our markets) are based on independent industry publications, government publications, third-party forecasts, management’s good faith estimates and assumptions about our markets, and our internal research. We have not independently verified such third-party information, nor have we ascertained the underlying economic assumptions relied upon in those sources, and we are unable to assure you of the accuracy or completeness of such information contained in this annual report. While we are not aware of any misstatements regarding our market, industry, or similar data presented herein, such data involve risks and uncertainties and are subject to change based on various factors. See Cautionary Note Regarding Forward-Looking Statements and Item 1A. Risk Factors of this annual report.
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

PART I
Item 1. Business.
Clarivate Plc is a public limited company incorporated on January 7, 2019 under the laws of Jersey, Channel Islands. Our principal business offices are located at 70 St. Mary Axe, London EC3A 8BE, United Kingdom, and our main telephone number is +44 207 433 4000. We maintain a registered office at 4th Floor, St Paul’s Gate, 22-24 New Street, St. Helier, Jersey JE14TR. We became a public company in May 2019, and our ordinary shares are traded on the New York Stock Exchange under the symbol “CLVT.”
Overview
We are a leading global provider of transformative intelligence. Our name, Clarivate, is derived from three powerful words: clarity, activate, and innovate. We connect people and organizations to the intelligence they can trust to transform their perspective, their work, and our world. We support the entire innovation lifecycle, from cultivating curiosity to protecting the world’s critical intellectual property assets. Whether it’s providing insights to advance an industry or accelerating the delivery of a critical drug, our vision at Clarivate is to fuel the world’s greatest breakthroughs by harnessing the power of human ingenuity.
We offer enriched data, insights & analytics, workflow solutions, and expert services to our customers in the Academia & Government, Intellectual Property, and Life Sciences & Healthcare end markets.
•Enriched data. Curated, up-to-date content collections validated by skilled data scientists and domain experts with real-world experience.
•Insights & analytics. Predictive analytics powered by a unique combination of AI-enabled software paired with human insights, developed and interpreted by PhD level experts.
•Workflow solutions. Automated, flexible software tools complemented by our enriched data sets and expert analysis tailored to meet specific needs.
•Expert services. We are home to industry specialists, consultants, and data scientists with deep subject-matter expertise and global experience.
Our solutions help our large, diverse, global customer base solve some of the world’s most complex challenges across the spectrum of research, knowledge, and innovation. More than 45,000 universities, non-profits, funding organizations, libraries, corporations, law firms, government organizations, and independent researchers trust us to provide them with the right information at the right time to discover, protect, and commercialize new ideas. Our highly curated, proprietary suite of branded information and insights solutions, created through our sourcing, aggregation, verification, translation, classification, and standardization process, has resulted in our solutions providing a trusted foundation and quality user experience for our customers as indicated by our strong, consistent, annual customer renewal rates in excess of 90 percent.
We provide solutions to our customers primarily through subscription arrangements and re-occurring contracts, which provide us with stable revenue and predictable cash flows. We also provide transactional offerings that are typically quoted on a product, data set, or project basis.
•Subscription-based revenues. Recurring revenues that we typically earn under annual contracts, pursuant to which we license the right to use our products to our customers or provide maintenance services over a contractual term.
•Re-occurring revenues. Derived from our patent and trademark maintenance services provided to our customers that are renewed regularly. Our services help customers maintain and protect their patents and trademarks in multiple jurisdictions around the world. Because of the re-occurring nature of the patent and trademark lifecycle, our customers engage us to manage the renewal process on their behalf.
•Transactional revenues. Earned for specific deliverables that are typically quoted on a product, data set, or project basis. Transactional revenues include content sales (including single-document and aggregated collection sales), consulting engagements, and other professional services such as software implementation services.

The following charts illustrate our revenues from customers for the year ended December 31, 2024, by segment, type, and geography:
We are not dependent on any single customer or group of customers, and no significant portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.
In all of our endeavors, we aim to provide a best-in-class experience for our customers and deliver exceptional outcomes for our colleagues, communities, and shareholders. To catalyze our progress and future success, we have developed and adopted a new value-creation plan with the following four initiatives:
•Business model optimization. We are focusing our efforts on driving core subscription and re-occurring revenue streams, including converting transactional sales to subscriptions, which will help us improve predictability and profitability, making us more resilient against market headwinds.
•Improved sales execution. We expect to drive sales execution and strengthen the go-to-market motion by improving our sales territory alignment, better emphasizing customer engagement and retention, and focusing our sales representatives on a smaller number of products and services.
•Accelerated innovation. We intend to accelerate innovation by investing in proprietary assets and AI-powered solutions, as well as driving development velocity through customer collaboration that will align our offerings with their needs.
•Solutions rationalization. We continue to evaluate our products and services to identify opportunities to streamline our portfolio, increase execution focus, and optimize capital allocation. As part of our efforts, this year, we have divested our ScholarOne and Valipat businesses, and we continue to evaluate other possibilities to simplify our business.
Our Business Segments
We have organized our business into the following three segments: Academia & Government (“A&G”), Intellectual Property (“IP”), and Life Sciences & Healthcare (“LS&H”), based on the different products and services we offer and the markets we serve.
Academia & Government
Our A&G segment connects trusted content, responsible technology, and editorial expertise to fuel academic success and advance national outcomes. Our solutions advance the mission of thousands of institutions and millions of users around the world:
•99% of the top 400 universities use our solutions to accelerate research and education
•More than 26 thousand academic libraries benefit from our content and solutions
•60+ years of service to government institutions
•75% of national and regional research assessments are powered by our data

Within the A&G segment, we offer solutions in the following areas:
•Scientific and academic research. We connect data, solutions, and expertise so that research institutions can thrive. Universities, funders, and organizations rely on our Web of Science collections and research tools (including our InCites Benchmarking & Analytics) throughout the research lifecycle to uncover new connections between ideas and detect emerging fields by searching journal, conference, and book content across more than 250 research areas, all seamlessly connected via citations.
•Information solutions. Our ProQuest One solutions provide access to multidisciplinary curated content across a variety of formats including data bases, dissertations, news, primary sources, books, and video. Our solutions help libraries support the research and learning objectives of their students, researchers, and faculty.
•Library software. We are revolutionizing library technology through connection, collaboration, and innovation. We help academic, government, and public and specialty libraries, as well as library consortia, modernize in support of the unique communities they serve. For academic libraries, our Alma solution provides a proven, flexible, and unified library services platform for libraries to effectively manage their resources and unique materials. For public libraries, our Polaris and Vega offerings provide similar benefits.
Intellectual Property
Our IP segment provides intellectual property data, software, and expertise to help companies drive innovation, law firms achieve practice excellence, and organizations worldwide effectively manage and protect critical IP assets.
We empower customers to meet their unique goals with industry-leading data and human expertise trusted by the world’s most innovative companies:
•More than 40 patent offices use the Derwent World Patent Index for their prior art examination
•Nine out of 10 of the most valuable brands trust us with their trademark needs
•More than 1,600 corporations and law firms use our IP management software
•We employ more than 2,000 IP service professionals, the largest pool of IP experts in the industry
Within the IP segment, we offer solutions in the following areas:
•IP management software. Our IP management software elevates operational performance and simplifies the process of managing valuable patent and brand asset portfolios. Our IPfolio management platform allows companies to efficiently and effectively secure, manage, and protect their IP assets through advanced workflow automation technology, superior data and analytics, and unparalleled industry expertise and support. Our FoundationIP solution provides similar benefits to law firms seeking to provide renewal and validation of IP rights on behalf of their customers.
•Patent services. We provide patent maintenance and administrative services that deliver expertise and flexibility at scale to increase operational efficiency, decrease operational risks, and reduce the pressure on administrative support.
•Patent intelligence. Our patent intelligence offerings assist customers in creating, protecting, and commercializing innovation. Our Derwent Innovation patent search software helps patent professionals make faster, more confident patentability, freedom-to-operate, and validity decisions.
•Brand IP solutions. Our innovative brand IP solutions cover the entire brand lifecycle, including CompuMark trademark search solutions as well as trademark watch and other managed services.
Life Sciences & Healthcare
Our LS&H segment empowers life sciences and healthcare organizations with the contextual intelligence needed to deliver safe, effective, and commercially successful treatments and solutions to patients faster. Our customers can make smart, patient-centric decisions and navigate roadblocks with the help of our AI-powered intelligence platforms that are fueled by extensive and specialized therapeutic area data and contextualized insights. We have more than 3,000 life sciences clients around the world, including many of the top pharmaceutical, medical device, and biotech companies.

Within the LS&H segment, we offer solutions in the following areas:
•Research and development. Our Cortellis suite of products equip our customers with the intelligence needed to make decisions spanning the entire drug development lifecycle, including decisions related to assessing the market, analyzing competitors, regulatory compliance, and drug safety.
•Commercial. Our products and services provide our clients with access to comprehensive, diverse data and advanced analytics designed to support successful product launches and maximize market uptake.
•Medtech. We provide clients with insights to boost portfolio value and growth, accelerate path to market, maximize commercial success, and, ultimately, improve patient outcomes.
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
Intellectual Property
We own and generate a significant amount of intellectual property, including registered trademarks, trademark applications, domain names, patents (both granted and pending), copyrights, and expertly curated, interconnected data assets. We also own certain proprietary software, including AI-powered products and services. In addition, we are licensed to use certain third-party software and we obtain significant content and data through third-party licensing arrangements with content providers. We consider our trademarks, service marks, data assets, software, and other IP to be proprietary, and we rely on a combination of statutory (e.g., copyright, trademark, trade secret, and patent), contractual, and technical safeguards to protect our IP rights. We believe that the IP we own and license is sufficient to permit us to carry on our business as presently conducted.
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
We foster a values-led culture that begins with our vision to fuel the world’s greatest breakthroughs by harnessing the power of human ingenuity. Our mission is to advance the success of people and organizations through transformative intelligence and trusted partnership. Our values help us achieve our goals with ambition (“We aim for greatness”), integrity (“We own our actions”), and respect for the people around us (“We value every voice”). We provide a variety of colleague-oriented programs and benefits to attract, retain, and develop a productive and engaged workforce.

As of December 31, 2024, we had more than 12,000 employees located in over 40 countries around the world. The following charts illustrate our employees by segment and by geography:
Colleague Engagement and Inclusion
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
Some of our corporate initiatives include increasing colleague resource group activities and participation and supporting our communities. We host seven unique and active Colleague Resource Groups designed for ongoing promotion of inclusiveness, social responsibility, and belonging.
Attraction, Development, and Retention
We have a dedicated talent acquisition team whose priority is to attract the best, most suitable candidates using such channels as proactive sourcing, connecting through universities, ad campaigns, and referrals. Their goal is to identify a diverse, qualified candidate pool and to provide a positive candidate experience throughout the interview and hiring process. Current colleagues also are a key source of talent, and we have a number of opportunities enabling colleagues to thrive and advance their careers. We approach our internal mobility process with the goal of making it easier for our colleagues to grow their career internally rather than seeking an opportunity with another employer.
Our learning and development philosophy is about bringing our values, diverse culture, and opportunities to life. It’s about empowering each colleague to bring their best self to work every day and providing a range of opportunities to help them develop the knowledge and skills they need to be successful. We encourage colleagues to take advantage of the more than 5,000 self-paced eLearning resources available on our Learning Management System platform as well as the many live and virtual training sessions we offer regularly throughout the year. We align our training offerings to our competency model, building a foundation for career development and advancement. Over the last two years, we have rolled out targeted leadership programming relevant to increasing levels of responsibility for the organization.
We conduct a colleague engagement survey twice a year to gauge overall colleague satisfaction and gather feedback on what colleagues feel is going well and what areas need improvement. We are committed to listening, learning, and acting upon the feedback we receive through the survey to make Clarivate an even better place for our colleagues to work and achieve success. Our overall colleague satisfaction score increased from 74 (out of 100) in 2022 to 75 in 2023 and 2024, with a participation rate of approximately 85 percent, well above the benchmark, receiving more than 13,500 comments. We believe that the steady scores reflect our continuing commitment to actively address survey responses to strengthen our workforce and improve our workplace.
We have invested in a robust health and well-being strategy to encourage healthier and happier colleagues. Our global Employee Assistance Program provides confidential emotional support, legal guidance, financial resources, and online support. In addition, our well-being platform offers a personalized experience to help colleagues build healthy habits, such as reducing stress, eating healthier, tracking sleep, and exercising regularly with personal and team challenge incentives.

We strive to offer equitable pay and competitive salaries and wages, and we offer a comprehensive benefits and rewards package, including healthcare, insurance benefits, retirement savings plans, and more. We also provide 40 hours of paid volunteer time off to each of our colleagues in support of the United Nations Sustainable Development Goals.
Available Information
Our internet address is clarivate.com and our investor relations website is ir.clarivate.com. On or through our investor relations website, we make available, free of charge, printable copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. On our website, we also make available printable copies of our Code of Conduct, Amended and Restated Memorandum of Association, Corporate Governance Guidelines, Audit Committee Charter, Nominating and Governance Committee Charter, Human Resources and Compensation Committee Charter, Finance Committee Charter, and other corporate policies.
Item 1A. Risk Factors.
The following risks could materially and adversely affect our business, financial condition, results of operations, and cash flows and, as a result, the trading price of our ordinary shares could decline. These risk factors do not identify all risks that we face; our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. Investors should carefully consider all risks, including those disclosed here, before making an investment decision.
Strategy and Market Demand Risks
We are dependent on third parties, including public sources, for data, information, and other services, and our relationships with such third parties may not be successful or may change, which could adversely affect our results of operations.
Substantially all our products and services are developed using data, information, or services obtained from third-party providers and public sources or are made available to our customers or are integrated for our customers’ use through information and technology solutions provided by third-party service providers. We have commercial relationships with third-party providers whose capabilities complement our own and, in some cases, these providers are also our competitors. The priorities and objectives of these providers, particularly those that are our competitors, may differ from ours, which may make us vulnerable to unpredicted price increases and unfavorable licensing terms. Agreements with such third-party providers periodically come up for renewal or renegotiation, and there is a risk that such negotiations may result in different rights and restrictions which could impact our customers’ use of the content. From time to time, we may also receive notices from third parties claiming infringement by our products and services of third-party patent and other IP rights and as the number of products and services in our markets increases and the functionality of these products and services further overlaps with third-party products and services, we may become increasingly subject to claims by a third party that our products and services infringe on such party’s IP rights. Moreover, providers that are not currently our competitors may become competitors or be acquired by or merge with a competitor in the future, any of which could reduce our access to the information and technology solutions provided by those companies. Any of the foregoing risks may be exacerbated by our use of AI, or that of our competitors or third-party service providers. If we do not maintain or obtain the expected benefits from our relationships with third-party providers or if a substantial number of our third-party providers or any key service providers were to withdraw their services, we may be less competitive, our ability to offer products and services to our customers may be negatively affected, and our results of operations could be adversely impacted.

Increased accessibility to free or relatively inexpensive information sources may reduce demand for our products and services.
In recent years, more public sources of free or relatively inexpensive information have become available, and we expect this trend to continue. Public sources of free or relatively inexpensive information may reduce demand for our products and services. Competition from such free or lower cost sources may also require us to reduce the price of some of our products and services (which may result in lower revenues) or make additional capital investments (which might result in lower profit margins). Demand could also be reduced as a result of cost-cutting, reduced spending, or reduced activity by customers. Our results of operations could be adversely affected if our customers choose to use these public sources as a substitute for our products or services.
We operate in a highly competitive industry, and we may be adversely affected by competition and other changes in our markets.
The markets for our products and services are highly competitive and are subject to rapid technological changes and evolving customer demands and needs. We compete on the basis of various factors, including the quality of content embedded in our databases, customers’ perception of our products relative to the value that they deliver, user experience, and the quality of our overall offerings. Many of our principal competitors are established companies that have substantial financial resources, recognized brands, technological expertise, and market experience, and these competitors sometimes have more established positions in certain product lines and geographies than we do. We also compete with smaller and sometimes newer companies, some of which are specialized with a narrower focus than our company, and with other internet services companies and search providers. New and emerging technologies, including AI, can also have the impact of allowing start-up companies to enter the market more quickly than they would have been able to in the past. In addition, some of our competitors combine competing products with complementary products as packaged solutions, which could pre-empt use of our products or solutions and some of our customers may decide to independently develop certain products and services. If we fail to compete effectively, our financial condition and results of operations could be adversely affected.
We generate a significant percentage of our revenues from recurring subscription-based arrangements and highly predictable re-occurring arrangements, with the remaining revenue coming from transactional revenues. If we are unable to maintain a high annual renewal rate for our subscription-based and re-occurring arrangements, or we are unable to achieve expected transactional revenues, our results of operations could be adversely affected.
For the year ended December 31, 2024, approximately 80% of our revenues were subscription-based and re-occurring arrangements and 20% were transactional revenues. Because most of the revenues we report in each quarter are the result of subscription and re-occurring agreements entered into or renewed in previous quarters, with subscription renewals historically concentrated in the first quarter, a decline in subscriptions in any one quarter may not affect our results in that quarter, but could reduce revenues in future quarters. Our operating results depend on our ability to achieve and sustain high renewal rates on our existing subscription and re-occurring arrangements, to obtain new subscription and re-occurring agreements with new and existing customers at competitive prices and other commercially acceptable terms, and to obtain a consistent flow of transactional business. Uncertain global economic conditions, including inflationary pressures and rising interest rates, have had and may continue to have an adverse impact on our ability to increase our revenue results. Failure to meet one or more of our revenue objectives could have a material adverse effect on our business, financial condition, and operating results.

If our products and services do not achieve and maintain broad market acceptance, or if we are unable to keep pace with or adapt to rapidly changing technology, evolving industry standards, macroeconomic market conditions, and changing regulatory requirements, our revenues could be adversely affected.
Our business is characterized by rapidly changing technology, evolving industry standards and changing regulatory requirements. Our growth and success depend upon our ability to keep pace with such changes and developments and to meet changing customer needs and preferences. Our business can also be affected by macroeconomic factors beyond our control, and our ability to keep pace with technology, business, and regulatory changes is subject to a number of risks, including that we may find it difficult or costly to:
•update or enhance our products and services and develop new products and services quickly enough to meet our customers’ needs;
•leverage AI, including generative AI, in our existing or newly developed products and services;
•make some features of our products work effectively and securely or with new or changed operating systems; and
•update our products and services to keep pace with business, evolving industry standards, regulatory requirements, and other developments in the markets in which our customers operate.
In addition, the principal customers for certain of our products and services are universities and government agencies, which fund purchases of these products and services from limited budgets that are sensitive to changes in private and governmental sources of funding. Recession, economic uncertainty, or austerity have contributed, and may in the future contribute, to reductions in spending by such sources. Accordingly, any further decreases in budgets of universities or government agencies, which have remained under pressure, or changes in the spending patterns of private or governmental sources that fund academic institutions, could adversely affect our business and results of operations.
Business and Operational Risks
Our Value Creation Plan may not be successful and may not lead to increased shareholder value.
As previously announced, we have developed and adopted a new Value Creation Plan that is intended to increase subscription and re-occurring revenue mix, increase organic growth, optimize return on investment, and improve financial performance. As part of this plan, we are focusing our efforts on driving core subscription and re-occurring revenue streams, driving sales execution, better emphasizing customer engagement and retention, accelerating innovation, and evaluating our products and services to identify opportunities to streamline our portfolio, increase execution focus, and optimize capital allocation. Our Value Creation Plan is subject to market conditions, customer adoption, and other uncertainties. We may not be able to successfully implement this plan on our anticipated timeline or at all, or it may not significantly improve or enhance our business, financial condition, or results of operations. Further, implementing the plan could be time consuming, require us to incur costs, divert our management’s attention, result in the loss of potential business opportunities, and negatively impact our ability to attract, retain, and motivate key employees.
The loss of, or the inability to attract and retain, key personnel could impair our ability to execute our business strategy and achieve future success.
Our ability to execute our business strategy and achieve future success depends on the continued service and efforts of our employees, including our experts in research and analysis, as well as colleagues in sales, marketing, product development, critical operational roles, and management, including our executive officers. We rely on our key personnel to execute our existing business operations and identify and pursue new growth opportunities. We have made recent changes in senior management, including our CEO, and could have further changes in the future, which could be disruptive to our management and operations and impede our ability to fully implement our business plan and growth strategy. Our failure to develop an adequate succession plan for one or more of our executive officers or other key personnel could deplete our institutional knowledge base and erode our competitive advantage during a transition. We must also maintain our ability to attract, motivate, and retain highly qualified employees in our respective segments in order to support our customers and achieve business results. Our ability to attract and retain employees may be negatively impacted by employees’ reactions to our policies related to working remotely and returning to office, particularly in the United States. The loss of the services of key personnel, leadership transition, or an inability to recruit effective replacements or to otherwise attract, motivate, or retain highly qualified personnel could have a material adverse effect on our business, financial condition, and operating results.

Our business continuity plans may not be effective against events that may adversely impact our business.
We have established operational policies and procedures that manage the risks associated with business continuity and recovery from potential disruptions to our business. These policies and procedures are designed to increase the likelihood that we are prepared to continue operations during times of unexpected disruption, and we have taken steps to minimize risks that could lead to disruptions in our operations and to avoid our customers being harmed in the event of a significant disruption in our operations. Our goal is to ensure organizational resilience across product sets. However, there is no guarantee that these measures will be effective in minimizing disruption from unexpected events that could result from a variety of causes, including human error, weather conditions (including climate change), natural disasters (such as hurricanes and floods), infrastructure or network failures (including failures at third-party data centers, by third-party cloud-computing providers, or of aging technology assets), and a disruption to our business that we are not capable of managing could adversely affect us.
We may be unable to derive fully the anticipated benefits from organic growth, existing or future acquisitions, joint ventures, investments, or dispositions, including anticipated revenue and cost synergies, and costs associated with achieving synergies or integrating such acquisitions may exceed our expectations.
We seek to achieve our growth objectives by optimizing our offerings to meet the needs of our customers through organic development, including by delivering integrated workflow platforms, acquiring new customers, implementing operational efficiency initiatives, and through acquisitions, joint ventures, investments, and dispositions. However, we may not be able to achieve the expected benefits of our acquisitions, including anticipated revenue, cost synergies, or growth opportunities. Moreover, we may not be able to integrate the assets acquired in any such acquisition or achieve our expected cost synergies without increases in costs or other difficulties. Furthermore, future acquisitions may not be completed on acceptable terms, and we may ultimately divest unsuccessful acquisitions, investments, or businesses. Additionally, if we fail to successfully complete an intended disposition, our operations and financial results may be negatively affected. Any acquisitions, investments, and dispositions will be accompanied by the risks commonly encountered in such transactions, including assuming potential liabilities of an acquired company, managing the potential disruption to our ongoing business, incurring expenses associated with the amortization of intangible assets, particularly for intellectual property and other intangible assets, incurring expenses associated with an impairment of all or a portion of goodwill and other intangible assets, and failing to implement or remediate controls, procedures, and policies appropriate for a larger public company at acquired companies that prior to the acquisition lacked such controls. If we are unable to successfully execute on our strategies to achieve our growth objectives, drive operational efficiencies, realize our anticipated cost or revenue synergies or if we experience higher than expected operating costs that cannot be adjusted accordingly, our growth rates and profitability could be adversely affected. Furthermore, acquisitions may subject us to new types of risks to which we were not previously exposed.
We face risks associated with having operations and employees located in Israel.
We have an office with approximately 500 employees located in Israel, including members of our executive team. As a result, political and military conditions in Israel and the surrounding region directly affect our operations. The future of peace efforts between Israel and its neighbors in the Middle East remains uncertain. There has been a significant increase in hostilities and political unrest in Israel and the surrounding region. The effects of these hostilities on the Israeli economy and our operations in Israel are unclear, and we cannot predict the effect on our business of further increases in these hostilities or future armed conflict, political instability, or violence in the region. In addition, many of our employees in Israel are obligated to perform annual reserve duty in the Israeli military and are subject to being called for active duty under emergency circumstances. We cannot predict the full impact of these conditions on our operations in the future, particularly if emergency circumstances or an escalation in the political situation occurs. Current or future tensions and conflicts in the Middle East could adversely affect our business, financial condition, and results of operations.
The international scope of our operations may expose us to increased risk, and our international operations and corporate and financing structure may expose us to potentially adverse tax consequences.
We have international operations and, accordingly, our business is subject to risks resulting from differing legal and regulatory requirements, political, social, and economic conditions and unforeseeable developments in a variety of jurisdictions. Our international operations are subject to the following risks, among others:
•changes in regulatory requirements or other U.S. executive branch actions, such as Executive Orders;
•changes in the global trade environment, including potential deterioration in geopolitical or trade relations between countries;
•political instability;

•international hostilities (including the ongoing war between Russia and Ukraine and related sanctions, the ongoing conflicts in the Middle East, tensions between Serbia and Kosovo, and related negative economic impacts), military actions, terrorist or cyber-terrorist activities, weather conditions (including climate change), natural disasters, pandemics, and infrastructure disruptions;
•China’s domestic policy and increased preference for nationalized content;
•differing economic cycles and adverse economic conditions;
•unexpected changes in regulatory environments and government interference in the economy and the possibility that the U.S. could default on its debt obligations;
•continued inflationary and interest rate pressures;
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
•various trade restrictions (including tariffs, trade and economic sanctions, and export controls prohibiting or restricting transactions involving certain persons and certain designated countries or territories) and anti-corruption laws (including the U.S. Foreign Corrupt Practices Act and the UK Bribery Act 2010);
•possible difficulties in enforcing a U.S. judgment against us or our directors and officers residing outside the United States, or asserting securities law claims outside of the United States; and
•protecting your interests as a shareholder due to the differing rights of shareholders under Jersey law, where we are incorporated.
Our overall success as a global business depends, in part, on our ability to anticipate and effectively manage these risks, and there can be no assurance that we will be able to do so without incurring unexpected costs. If we are not able to manage the risks related to our international operations, our business, financial condition, and results of operations may be materially affected.
In addition, the international scope of our business operations subjects us to multiple overlapping tax regimes that can make it difficult to determine what our obligations are in particular situations, and relevant tax authorities may interpret rules differently over time or differently from each other. These tax regimes may relate to corporate income taxes, withholding taxes on remittances, payments by our partnerships or subsidiaries, withholding taxes on share-based compensation, and adverse tax consequences of a U.S. person exceeding a particular ownership threshold in our ordinary shares, among other issues. If any tax authority were to dispute a position we have taken or may take in the future and successfully proceed against us, it could adversely affect our cash flows and financial position, and the amounts we could be required to pay may be significant.
Our brand and reputation are key assets and competitive advantages of our company, and our business may be affected by how we are perceived in the marketplace.
Our ability to attract and retain customers is affected by external perceptions of our brand and reputation. Failure to protect the reputation of our brands may adversely impact our credibility as a trusted source of content and may have a negative impact on our business. In addition, in some jurisdictions, we engage sales agents in connection with the sale of certain of our products and services. Poor representation of our products and services by agents, or entities acting without our permission, could have an adverse effect on our brands, reputation, and business.
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

•sensitivity to interest rate increases on our variable rate outstanding indebtedness, which could result in increased interest under our credit facilities and could cause our debt service obligations to increase significantly;
•reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;
•limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industries in which we operate, and the overall economy;
•placing us at a competitive disadvantage compared to any of our competitors that have less debt or are less leveraged;
•increasing our vulnerability to adverse economic and industry conditions; and
•if we receive a downgrade of our credit ratings, our cost of borrowing could increase, negatively affecting our ability to access the capital markets on advantageous terms, or at all.
Our ability to meet our payment and other obligations under our debt instruments depends on our ability to generate significant cash flow in the future, which in turn is partially subject to general economic, financial, competitive, legislative, and regulatory factors, as well as other factors that are beyond our control. We may not be able to continue generating cash flow from operations, and future borrowings may not be available to us under our existing or any future credit facilities or otherwise, in an amount sufficient to enable us to meet our debt obligations and to fund other liquidity needs. We may incur substantial additional indebtedness, including secured indebtedness, for many reasons, including to fund acquisitions. Such additional indebtedness may be subject to higher borrowing costs. If we incur additional debt or other liabilities, the related risks that we face could intensify.
We have incurred goodwill impairment charges and may incur further impairment charges for our goodwill and other intangible assets, which would negatively impact our operating results.
In 2024, 2023, and 2022, we recorded goodwill impairment charges that arose primarily due to worsening macroeconomic and market conditions, as well as sustained declines in our share price. If we continue to experience adverse or worsening macroeconomic or market conditions, or if we experience other indicators of potential impairment, such as further sustained declines in our share price, we may need to record additional impairment charges. In the event we further impair our goodwill, other intangible assets, or long-lived assets, such a charge could have a material adverse effect on our financial condition and results of operations.
Intellectual Property, Data Privacy, and Cybersecurity Risks
Failure to obtain, maintain, protect, defend, or enforce our intellectual property rights could adversely affect our business, financial condition, and results of operations.
We rely and expect to continue to rely on a combination of physical, operational, and managerial protections of our confidential information and intellectual property and proprietary rights, including trademark, copyright, patent, and trade secret protection laws, as well as confidentiality, assignment, and license agreements with our employees, contractors, consultants, vendors, service providers, customers, and other third parties with whom we have relationships.
The steps we take to protect our intellectual property and proprietary rights require significant resources and may be inadequate. Effective trade secret, copyright, trademark, patent, and domain name protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and expenses and the costs of defending and enforcing our rights. Given the costs and expenses of obtaining, maintaining, protecting, defending, and enforcing our intellectual property rights, we may choose not to obtain, maintain, protect, defend, or enforce certain rights that later turn out to be important to our business. We cannot guarantee that our efforts to obtain, maintain, protect, defend, or enforce our intellectual property rights are adequate or that we have secured, or will be able to secure, appropriate permissions or protections for the intellectual property rights we use or rely on.
Our registered or unregistered trademarks, tradenames, or other intellectual property rights may be challenged, infringed, circumvented, misappropriated, or otherwise violated or declared invalid or unenforceable or determined to be infringing on other marks. Furthermore, even if we do obtain intellectual property rights, any challenge to those rights could result in them being narrowed in scope or declared invalid or unenforceable. We may be unable to prevent the misappropriation or disclosure of our proprietary information or deter independent development of similar products and services by others, which may diminish the value of our brand and other intangible assets and allow competitors to more effectively mimic our products and services.

While it is our policy to require our employees, contractors, and other parties with whom we conduct business who may be involved in the conception or development of intellectual property for us to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party that conceives or develops intellectual property that we regard as ours. Additionally, any such assignment of intellectual property rights may not be self-executing or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Further, we cannot guarantee that we have entered into such agreements with each party that has or may have had access to our trade secrets, confidential information, software (including our AI tools), or other proprietary technology and, even if entered into, these agreements may fail to effectively prevent disclosure of our proprietary or confidential rights, information, or technologies, may be limited as to their term, or may not provide an adequate remedy in the event of unauthorized disclosure, misappropriation, use, or other violation of our trade secrets, confidential information, and other proprietary rights or technologies.
We strive to protect our intellectual property rights by relying on foreign, federal, state, and common law rights, as well as contractual restrictions. We typically pursue the registration of our domain names, patents, copyrights, and trademarks in the United States and in certain jurisdictions abroad. However, effective intellectual property protection may not be available or may not be sought in every country in which our products or services are made available, in every class of goods and services in which we operate, and contractual disputes may affect the use of intellectual property rights governed by private contract. We may not be able to obtain, maintain, protect, defend, or enforce our intellectual property rights in every jurisdiction in which we operate. The legal systems of certain countries do not favor the enforcement of patents, trademarks, copyrights, trade secrets, and other intellectual property protection, which could make it difficult for us to stop the infringement, misappropriation, or other violation of our intellectual property or marketing of competing products in violation of our intellectual property rights generally.
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
Uncertainty in the development, deployment, and use of AI in our products and services may result in operational or reputational damage, competitive harm, liability, and additional costs, any of which could adversely affect our business, financial condition, and results of operations.
We use, and may expand our use of, AI in our products, services, business, and operations. Developing, testing, deploying, and maintaining AI systems will require additional investment and may increase our costs. If we fail to keep pace with rapidly evolving AI technological developments, our competitive position and business results may be negatively impacted. The development, adoption, and use of generative AI technologies are still in their early stages and, as with many innovations, present risks, challenges, and unintended consequences that could affect its adoption. Ineffective or inadequate AI development or deployment practices by us or third-party developers or vendors, or actual or perceived deficiencies, inaccuracies, biases, or other flaws in our products or services, could damage our reputation, competitive position, and business, expose us to legal liability or regulatory risk, and cause us to incur additional costs to address any reputational, governance, ethical, data privacy, confidentiality, security, compliance, technical, operational, legal, or competitive issues. For example:
•AI algorithms that we use may be flawed or may be based on datasets that are biased or insufficient;
•Emerging AI applications may require additional investment in the development of proprietary datasets and machine learning models and new approaches and processes;
•We may not have sufficient rights to use data or other material or content produced by generative AI in our business;
•We may inadvertently expose third-party data or other material or content to AI without appropriate permission or attribution;
•Our employees, contractors, vendors, or service providers may use any third-party software incorporating AI in connection with our business or the services they provide to us and inadvertently disclose or incorporate our information into publicly available training sets, which may impact our ability to realize the benefit of, or adequately protect, our intellectual property;

•Any output we create using generative AI may not be subject to copyright protection, which may adversely affect the intellectual property rights in or ability to commercialize such content;
•Third parties may be able to use AI to create technology that could reduce demand for our products;
•The use of AI may result in cybersecurity incidents that implicate the personal data of users of our AI tools or technologies;
•The failure to properly remediate AI usage or ethics issues may cause public confidence in AI to be undermined, which could slow adoption of AI in our products and services; and
•Our customers may not accept or be able to pay a premium for advanced AI capabilities in certain markets where we operate.
The regulatory framework related to AI use and ethics is changing rapidly, and new laws and regulations, or the interpretation of existing laws and regulations, in jurisdictions where we operate may affect our ability to leverage AI, increase the burden and cost of research and development and operations, and expose us to legal and regulatory risks, government enforcement, or civil suits that impact our ability to develop, earn revenue from, or utilize any products or services incorporating AI. These technologies are themselves highly complex and rapidly developing, and it is not possible to predict all of the legal or regulatory risks that may arise relating to our use of such technologies. We may not be able to adequately anticipate or respond to these evolving technologies, laws, and regulations, and we may need to expend additional resources to adjust our products, services, and operations, which could adversely affect our business, financial condition, and results of operations.
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
Any claims successfully brought against us could subject us to significant liability for damages and we may be required to stop using technology or other intellectual property alleged to be in violation of a third party’s rights. We also might be required to seek a license for third-party intellectual property. Even if a license is available, we could be required to pay significant royalties or submit to unreasonable terms, which would increase our operating expenses. We may also be required to develop alternative non-infringing technology, which could require significant time and expense. If we cannot license or develop technology for any allegedly infringing aspect of our business, we may be forced to limit our service and may be unable to compete effectively. In addition, some of our agreements with third-party partners require us to indemnify them for certain intellectual property claims against them, which could require us to incur considerable costs in defending such claims and may require us to pay significant damages in the event of an adverse ruling. Such third-party partners may also discontinue their relationships with us as a result of injunctions or otherwise, which could result in loss of revenue and adversely impact our business operations. Our use of AI, including generative AI, may heighten the foregoing risks, any of which could adversely affect our business, financial condition, and results of operations.

Any disruption in or unauthorized access to or breaches of our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyberattacks, could adversely impact our business.
Our reputation and ability to attract, retain, and serve our customers is dependent upon the reliable performance and security of our computer systems and those of third parties that we utilize in our operations to collect, store, use, and otherwise process public records, IP, and proprietary, confidential, and sensitive data, including personal data. Most of our products and services are delivered electronically, and our customers rely on our ability to process and deliver substantial quantities of information and other services on computer-based networks. Some elements of these systems are provided by third-party providers, including critical data inputs or software received from third-party suppliers and data systems stored on cloud-based computing infrastructure. We expend significant resources to develop and secure our computer systems, IP, and proprietary, confidential, or sensitive data, but they may be subject to damage or interruption from weather conditions (including climate change), natural disasters, infrastructure or network failures (including failures at third-party data centers, by third-party cloud-computing providers, or of aging technology assets), terrorist attacks, power loss, internet and telecommunications failures, the loss or failure of systems over which we have no control, and cybersecurity risks such as cyberattacks, ransomware attacks, social engineering (including phishing attacks), computer viruses, denial of service attacks, physical or electronic break-ins, and similar disruptions from foreign governments, state-sponsored entities, hackers, organized cybercriminals, cyber terrorists, and individual threat actors (including malicious insiders), any of which may see their effectiveness further enhanced in the future by the use of AI. We may also face additional strain on our systems and networks due to aging or end-of-life technology that we have not yet updated or replaced. Further, many of our employees work remotely, which magnifies the importance of the integrity of our remote access security measures and may expose us to additional cybersecurity risks. We have implemented certain systems and processes designed to thwart such threat actors and otherwise protect our computer systems and proprietary, confidential, or sensitive data; however, the systems and processes we have adopted may not be effective, and, similar to many other global multinational companies, we have experienced and may continue to experience cyber-threats, cyberattacks and other attempts to breach the security of our systems or gain unauthorized access to our proprietary, confidential, or sensitive data. Any fraudulent, malicious, or accidental breach of our computer systems or data security protections (including due to malicious insiders or inadvertent employee errors) could result in unintentional disclosure of, or unauthorized access to, customer, vendor, employee, or our own proprietary, confidential, or sensitive data or other protected information, which could result in additional costs to enhance security or to respond to such incidents, lost sales, violations of privacy or other laws, notifications to individuals, penalties, or litigation. Any failure of our computer systems, disruption to our operations, or unauthorized access to any of our computer systems or those of third parties upon whom we rely or with whom we partner, including our cloud computing and other service providers, vendors, contractors, and consultants, could result in, among other things, significant expense to repair, replace, or remediate such systems, equipment, or facilities, a loss of customers, legal or regulatory claims, and proceedings or fines and adversely affect our business and results of operations. Additionally, while we generally perform cybersecurity due diligence on our key vendors, service providers, contractors, and consultants, if any of these third parties fail to adopt or adhere to adequate cybersecurity practices, or in the event of a breach, incident, disruption, or other compromise of their networks, computer systems, or applications, our or our customers’ proprietary, confidential, or sensitive data, may be improperly lost, destroyed, modified, accessed, used, disclosed, or otherwise processed, which could subject us to claims, demands, proceedings, and liabilities. We do not have control over the operations of the facilities of third-party cloud computing service or other key vendors, service providers, contactors, and consultants that we use. This, coupled with the fact that we cannot easily switch our computing operations and other computer systems to other service providers, means that any disruption of or interference with our use of our current third-party cloud computing service, or the services provided by our other vendors, service providers, contractors, and consultants could disrupt our operations, and our business could be adversely impacted. Although we may have contractual protections with our third-party vendors, service providers, contractors, and consultants, any actual or perceived security breach, incident, or disruption could harm our reputation and brand, expose us to potential liability, or require us to expend significant resources on cybersecurity in responding to any such actual or perceived compromise, breach, incident, or disruption and negatively impact our business. Any contractual protections we may have from our third-party vendors, service providers, contractors, and consultants may not be sufficient to adequately protect us from any such liabilities and losses, and we may be unable to enforce any such contractual protections.

Our use of “open source” software could negatively affect our ability to offer our solutions and subject us to possible litigation.
Our products and services include “open source” software, and we may incorporate additional open source software in the future. Open source software is generally freely accessible, usable, and modifiable. Certain open source licenses may, in certain circumstances, require us to: (i) offer our products or services that incorporate the open source software for no cost; (ii) make available source code for modifications or derivative works we create based upon, incorporating, or using the open source software and (iii) license such modifications or derivative works under the terms of the particular open source license or otherwise unfavorable terms. The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute our products or services. While we try to insulate our proprietary software, including our AI tools, from the effects of such open source license provisions, we cannot guarantee that we will be successful, that all open source software is reviewed prior to use in our products, that our developers have not incorporated open source software into our products in potentially disruptive ways, or that they will not do so in the future. If an author or other third party that distributes open source software we use were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations. If such third parties are successful, we could be subject to liability, be required to make our proprietary software source code available under an open source license, purchase a license (which, if available, could be costly), or cease offering the implicated products or services unless and until we can re-engineer them to avoid infringement. This re-engineering process could require significant additional research and development resources and we may not be able to complete it successfully on a timely basis, or at all. We could also be subject to suits by parties claiming ownership of what we believe to be open source software. Any litigation could be costly for us to defend and could adversely affect our business, financial condition, and results of operations.
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
In the ordinary course of business, we collect, store, use, and transmit certain types of information that are subject to different laws and regulations. In particular, data security and data protection laws and regulations often vary significantly by jurisdiction.
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

Outside of the United States, an increasing number of laws, rules, regulations, and industry standards apply to privacy, data protection, and cybersecurity, such as the EU’s General Data Protection Regulation (“GDPR”) and the UK’s Data Protection Act 2018 as supplemented by the GDPR as implemented into UK law (collectively, “UK GDPR”), both of which impose similar, stringent data protection requirements. The GDPR and UK GDPR are wide-ranging in scope and impose numerous additional requirements on companies that process personal data, including imposing special requirements in respect of the processing of personal data, requiring that consent of individuals to whom the personal data relates is obtained in certain circumstances, requiring additional disclosures to individuals regarding data processing activities, requiring that safeguards are implemented to protect the security and confidentiality of personal data, creating mandatory data breach notification requirements in certain circumstances, and requiring that certain measures (including contractual requirements) are put in place when engaging third-party processors. The GDPR and UK GDPR also provide individuals with various rights in respect of their personal data, including rights of access, erasure, portability, rectification, restriction, and objection. Failure to comply with the GDPR and the UK GDPR can result in significant fines and other liability. While the UK GDPR currently imposes substantially the same obligations as the GDPR, the UK GDPR will not automatically incorporate changes to the GDPR going forward, which creates a risk of divergent parallel regimes and related uncertainty, along with the potential for increased compliance costs and risks for affected businesses. Legal developments in the European Economic Area (“EEA”) and the UK, including rulings from the Court of Justice of the European Union, have also created complexity and uncertainty regarding processing and transfers of personal data from the EEA and the UK to the United States and other countries outside the EEA and the UK that have not been determined by the relevant data protection authorities to provide an adequate level of protection for privacy rights. Data security and data protection laws and regulations are continuously evolving and there are currently a number of legal challenges to the validity of EU mechanisms for adequate data transfers such as the EU-US Data Privacy Framework and the European Commission’s Standard Contractual Clauses. Although we have implemented policies and procedures that are designed to ensure compliance with applicable privacy and data security laws, rules and regulations, the efficacy and longevity of these policies and procedures remains uncertain, and if our privacy or data security measures fail to comply with applicable current or future laws and regulations, including, without limitation, the EU ePrivacy Regulation, GDPR, UK GDPR and CCPA as well as those of other countries such as India’s Digital Personal Data Protection Act 2023 and China’s Cybersecurity, Data Security and Personal Information Protection laws, we will likely be required to modify our data collection or processing practices and policies in an effort to comply with such laws and regulations, and we could be subject to increased costs, fines, litigation, regulatory investigations, and enforcement notices requiring us to change the way we use personal data or our marketing practices or other liabilities such as compensation claims by individuals affected by a personal data breach, as well as negative publicity and a potential loss of business. Additionally, we may be bound by contractual requirements applicable to our collection, storage, transmission, use, and other processing of proprietary, confidential, and sensitive data, including personal data, and may be bound or asserted to be bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters.
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

Our cybersecurity efforts also include mandatory information security awareness training for all employees, clearly defined expectations for acceptable use policies, and certification of adherence to a code of conduct. The IT Governance, Risk, and Compliance team conducts periodic audits to evaluate policy and regulatory compliance, recording findings for subsequent review and remediation initiatives. We also leverage internal and external security subject matter experts to conduct comprehensive risk assessments, including architecture reviews, vulnerability scans, penetration tests, application security evaluations, and technical compliance reviews.
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
Cybersecurity Governance
The Board of Directors, acting directly and through its committees, is responsible for the oversight of our risk management programs. The Board’s Audit Committee has the delegated responsibility for the oversight of key enterprise risks, including risks from cybersecurity threats. The committee also provides oversight of our policies and processes for monitoring and mitigating such risks. Among other duties, the Audit Committee receives and reviews periodic reports from management pertaining to cybersecurity programs and data protection controls, as well as other information security reports that the committee deems appropriate. The committee meets at least quarterly, and the chair of the committee gives regular reports to the full Board of Directors on its activities.
Management is responsible for day-to-day risk management activities, including those relating to information systems and cybersecurity. We employ an internal chief information security officer (“CISO”) who has more than 25 years of technology industry leadership, cybersecurity expertise, and engineering and operations experience. Our CISO and his team of certified security subject matter experts (collectively, “Information Security”) have deep experience and expertise in cybersecurity and lead our organizational efforts to assess and manage material risks associated with our information systems and cybersecurity threats. Our dedicated Information Security Steering Committee regularly reviews our most significant information security risks, strategic projects, and key performance indicators. On a quarterly basis, Information Security also meets with business segment leadership to discuss the most significant risks, including identifying potentially material risks and developing, implementing, and applying reasonable risk mitigation processes.
Our risk management programs are developed, implemented, managed, and reviewed at the direction of Information Security and business segment leaders, with subsequent actions determined based on the results of these preventive and detective controls. We have implemented incident response procedures that define our approach when potential security incidents are identified, with clear definition of the escalation path, including when notification to the Audit Committee is required. Depending on the assessed severity of the incident, the Audit Committee may be notified immediately or at its next regularly scheduled meeting.
Item 2. Properties.
Our corporate headquarters is located in the leased premises located at 70 St. Mary Axe, London EC3A 8BE, United Kingdom. We lease office facilities at 40 locations around the world, of which 7 are in the U.S. We believe that our facilities, generally used across each of our segments, are well maintained and are suitable and adequate for our current needs.

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
Holders
As of December 31, 2024, there were 91 holders of record of our ordinary shares. A substantially greater number of holders of our ordinary shares are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
Dividends
We did not pay any dividends to ordinary shareholders during the year ended December 31, 2024. We presently intend to retain our earnings for use in business operations and, accordingly, we do not anticipate that our Board will declare dividends related to ordinary shares in the foreseeable future. In addition, the terms of our credit facilities and the indentures governing our secured notes include restrictions that may impact our ability to pay dividends.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information as of December 31, 2024, with respect to compensation plans under which equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights(1)	Weighted-average exercise price of outstanding options, warrants, and rights(2)	Number of securities remaining available for issuance under equity compensation plans(3)
Equity Compensation Plans Approved by Security Holders:
2019 Incentive Award Plan	18,116,446	$12.60	20,730,087
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A
Total	18,116,446	$12.60	20,730,087
(1) Includes 1,873,400 stock options, 12,261,334 restricted share units, and 3,981,712 performance share units at target performance levels that were granted with no exercise price or other consideration.
(2) The weighted-average exercise price is reported for the outstanding stock options reported in the first column. There are no exercise prices for the restricted share units or performance share units.
(3) Excludes securities to be issued upon exercise reflected in the first column.

Issuer Purchases of Equity Securities
The following table sets forth the total number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during the three months ended December 31, 2024.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Plans or Programs(2)
October 1, 2024 - October 31, 2024	25,025	$6.75	—	$300
November 1, 2024 - November 30, 2024	13,686,790	$4.98	13,670,456	$232
December 1, 2024 - December 31, 2024	5,796,759	$5.69	5,594,091	$200
Total	19,508,574		19,264,547
(1) Includes shares withheld to satisfy tax withholding obligations on behalf of employees that occur upon vesting and delivery of outstanding shares underlying equity awards under the 2019 Incentive Award Plan.
(2) The share repurchase authorization associated with the $200.0 of availability remaining terminated on December 31, 2024. In December 2024, our Board of Directors authorized a new share repurchase program of up to $500.0 for a period of two years, from January 1, 2025 through December 31, 2026. On July 27, 2023, we obtained shareholder approval to permit us to conduct open-market purchases of up to 100 million of our ordinary shares from time to time through July 26, 2028, as approved by our Board of Directors at a minimum purchase price of $1 per share and maximum purchase price of $35 per share.
Performance Graph
The following graph compares our total cumulative shareholder return with the Standard & Poor’s Composite Stock Index (“S&P 500”) and a market capitalization-weighted peer index consisting of FactSet Research Systems Inc.; Gartner, Inc.; Moody’s Corporation; MSCI Inc.; S&P Global Inc.; and Verisk Analytics, Inc.
The graph assumes a $100 cash investment on December 31, 2019, and the reinvestment of all dividends, where applicable. This graph is not indicative of future financial performance.
Comparison of 5 Year Cumulative Total Return
Among Clarivate, Peer Group, and S&P 500

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our financial statements and related notes included elsewhere in this annual report on Form 10-K. Certain statements in this section are forward-looking statements as described in the Cautionary Note Regarding Forward-Looking Statements of this annual report. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is outlined under Item 1A. Risk Factors of this annual report.
The following section generally discusses the years ended December 31, 2024 and 2023 financial results and year-to-year analysis between these years. Discussions related to the year ended December 31, 2022 financial results and year-to-year analysis between the years ended December 31, 2023 and 2022 that are not included in this annual report can be found under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 27, 2024.
Overview
We are a leading global provider of transformative intelligence. We support the entire innovation lifecycle, from cultivating curiosity to protecting the world’s critical intellectual property assets. Whether it’s providing insights to advance an industry or accelerating the delivery of a critical drug, our vision at Clarivate is to fuel the world’s greatest breakthroughs by harnessing the power of human ingenuity. We offer enriched data, insights & analytics, workflow solutions, and expert services to our customers in the Academia & Government (“A&G”), Intellectual Property (“IP”), and Life Sciences & Healthcare (“LS&H”) end markets, which form the basis of our reportable segment structure. Within each of our three segments, we provide the following:
•Enriched data. Curated, up-to-date content collections validated by skilled data scientists and domain experts with real-world experience.
•Insights & analytics. Predictive analytics powered by a unique combination of AI-enabled software paired with human insights, developed and interpreted by PhD level experts.
•Workflow solutions. Automated, flexible software tools complemented by our enriched data sets and expert analysis tailored to meet specific needs.
•Expert services. We are home to industry specialists, consultants, and data scientists with deep subject-matter expertise and global experience.
For further information about our business, customers, segments, and people, see Item 1. Business included in Part I of this annual report.
Key Performance Indicators
We regularly monitor organic revenue growth, annualized contract value, annual renewal rates, Adjusted EBITDA, Adjusted EBITDA margin, and Free cash flow as key performance indicators that we use to evaluate our business and trends, measure performance, prepare financial projections, and make strategic decisions.
Adjusted EBITDA, Adjusted EBITDA margin, and Free cash flow are financial measures that are not prepared in accordance with U.S. generally accepted accounting principles (“non-GAAP”). Although we believe these measures may be useful to investors in evaluating our business, these measures are not a substitute for GAAP financial measures or disclosures. Reconciliations of our non-GAAP measures to the most directly comparable GAAP measures are provided further below.
Organic revenue growth
We review year-over-year organic revenue growth in our segments as a key measure of our success in addressing customer needs. We also review year-over-year organic revenue growth by transaction type to help us identify and address broad changes in product mix, and by geography to help us identify and address changes and revenue trends by region. We define the components of revenue growth as follows:

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions or as otherwise noted)
•Organic. Revenue generated from pricing, up-selling, securing new customers, sales of new or enhanced product offerings, and any other revenue change drivers except for changes from acquisitions, disposals, and foreign currency.
•Acquisitions. Revenue generated from acquired products and services from the date of acquisition to the first anniversary date of that acquisition.
•Disposals. Revenue generated in the comparative prior year period from product lines, services, and/or businesses divested from the date of the sale in the current period presented or included within a disposal group.
•Foreign Currency (“FX”). The difference between current revenue at current exchange rates and current revenue at the corresponding prior period exchange rates.
Annualized contract value
Our annualized contract value (“ACV”), at any point in time, represents the annualized value of all active customer subscription-based license agreements for the next 12 months, assuming those coming up for renewal during the measurement period are renewed at their current price level. We use ACV as a key indicator of the health and trajectory of our core business as well as to assist in the evaluation of underlying sales execution and customer engagement trends. This metric is particularly important to us because the majority of our revenues are generated from subscription-based license agreements.
Actual subscription revenues that we recognize during any 12-month period are likely to differ from ACV at the beginning of that period, sometimes significantly, due to subsequent changes in volume (including upgrades, downgrades, new business, and cancellations) and price, acquisitions and divestitures, and changes in FX.
Our organic ACV grew 0.9% in 2024, compared to 2023, primarily driven by price increases. Our total ACV for 2024, compared to 2023, declined 1.1% primarily due to the ScholarOne divestiture in November 2024.
Annual renewal rate
Our annual renewal rate, at any point in time, represents (a) the annualized value of all active customer subscription-based license agreements renewed during the measurement period (including the value of any product downgrades), divided by (b) the annualized value of all active subscription-based license agreements that were up for renewal during the measurement period. “Open renewals,” which we define as active customer subscription-based license agreements that were up for renewal during the measurement period but were neither renewed nor canceled, are excluded from both the numerator and denominator of the calculation. Additionally, the impact from product downgrades upon renewal is reflected in the annual renewal calculation, but the impact from product upgrades is not, because upgrades reflect the purchase of additional products and services. The impact of upgrades, new subscriptions, and product price increases is reflected in ACV, but not in annual renewal rates.
As the majority of our revenues are generated from subscription-based license agreements, we use the annual renewal rate as a key indicator of our ability to retain existing customers, evaluate the execution of our sales strategy and customer engagement trends, and to help analyze our historical results and prepare financial projections.
Our annual renewal rate for the years ended December 31, 2024 and 2023 was 92% and 92%, respectively.
Adjusted EBITDA and Adjusted EBITDA margin
We use Adjusted EBITDA as a basis for evaluating our ongoing operating performance, and we believe it is useful for investors to understand the underlying trends of our operations. Adjusted EBITDA represents Net income (loss) before the Provision (benefit) for income taxes, Depreciation and amortization, and Interest expense, net, adjusted to exclude acquisition and/or disposal-related transaction costs, share-based compensation, restructuring expenses, impairments, the impact of certain non-cash fair value adjustments on financial instruments, unrealized foreign currency gains/losses, legal settlements, and other items that are included in Net income (loss) for the period that we do not consider indicative of our ongoing operating performance. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by Revenues.
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

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions or as otherwise noted)
Free cash flow
We use Free cash flow in our operational and financial decision-making and believe it is useful to investors because similar measures are frequently used by securities analysts, investors, ratings agencies, and other interested parties to measure the ability of a company to service its debt. Our presentation of Free cash flow should not be considered as a measure of liquidity or discretionary cash available to us to fund our cash needs, including investing in the growth of our business and meeting our obligations.
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
Business Combinations
We apply the acquisition method of accounting to our business combinations. Substantially all of the assets acquired, liabilities assumed, and contingent consideration are allocated based on their estimated fair values, which requires significant management judgment. Our estimates of fair value are based upon assumptions we believe are reasonable, but which are inherently uncertain and unpredictable. We estimate the fair value of customer relationship intangible assets through a discounted cash flow (“DCF”) model using the multi-period excess earnings method, which involves the use of significant estimates and assumptions related to projected revenue growth rates, EBITDA margins, projected cash flows, royalty rates, tax rates, discount rates, tax amortization benefits, and customer attrition rates, among other items. We estimate the fair value of technology, databases, and trade name intangible assets through a DCF model using the relief-from-royalty method, which involves the use of significant estimates and assumptions related to projected revenue growth rates, royalty rates, tax rates, discount rates, tax amortization benefits, and obsolescence rates. Significant estimates and assumptions used in determining the fair value of intangible assets may change during the finalization of the purchase price allocation as additional information about assets at the date of acquisition becomes available; as a result, we may make adjustments to the initial provisional amounts recorded for intangible assets acquired in the year following acquisition.
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
We engage outside experts as deemed necessary to assist in estimating the fair value of a reporting unit using a DCF model. Our DCF model relies significantly on our internal forecasts of future cash flows and long-term growth rates. Significant judgments and estimates made in this analysis include projected revenue growth rates and EBITDA margins, tax rates, terminal values, and discount rates. The use of a different set of assumptions and estimates could result in materially different results.
Between 2022 and 2024, we have performed the following goodwill impairment assessments, with the associated results of each assessment:

	Q3-22(1)	Q4-22	Q4-23(1)	Q2-24(2)	Q4-24(2)
Type of assessment	Quantitative, interim	Qualitative, annual	Quantitative, annual	Quantitative, interim	Quantitative, annual

Goodwill impairment:
A&G	$(1,745.8)	$—	$—	$—	$—
IP	(2,662.1)	—	(582.2)	—	—
LS&H	—	—	(265.5)	(302.8)	(149.1)
Total	$(4,407.9)	$—	$(847.7)	$(302.8)	$(149.1)
(1) The impairments were primarily due to worsening macroeconomic and market conditions and sustained declines in our share price.
(2) The impairments were primarily due to sustained declines in our share price.
Consistent with all of our quantitative goodwill impairment assessments, we used a DCF model in our interim and annual 2024 assessments to estimate the fair value of our segment reporting units. We then compared the estimated fair value to the carrying value for both of the reporting units carrying a goodwill balance (our IP reporting unit was previously fully impaired in 2023). Based on these assessments, while the estimated fair value decreased for all reporting units, we concluded that the estimated fair value of the A&G reporting unit was still substantially in excess of its carrying value. For the LS&H reporting unit, we determined the carrying value exceeded its fair value in both assessments; consequently, we recorded total goodwill impairment charges of $451.9 for 2024.
In completing our most recent goodwill impairment assessment in the fourth quarter of 2024, we used weighted average cost of capital (“WACC”) discount rate assumptions of 10.5% and 9% for the A&G and LS&H reporting units, respectively. The discount rates were derived using a capital asset pricing model and analyzing published rates for industries relevant to each reporting unit to estimate the cost of equity financing. We used discount rates we believe to be commensurate with the risks and uncertainty inherent in the respective reporting units and in our internally developed forecasts. A 50 basis point increase in the discount rate would have resulted in an incremental impairment charge of approximately $62 for the LS&H reporting unit and the fair value of the A&G reporting unit would be approximately 14% in excess of its carrying value.
Continued sustained declines in our share price, other adverse developments in economic or market conditions, or shortfalls in our projections or estimates could require additional impairment charges in the future.
Indefinite-Lived Intangible Assets
Our indefinite-lived intangible assets consist of purchased brand trade names. In 2024, 2023, and 2022, we used a qualitative assessment to evaluate events and circumstances that might impact the value of each trade name. We did not identify any impairments of our indefinite-lived intangible assets in 2024, 2023, or 2022.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions or as otherwise noted)
Long-Lived Assets (including Other Intangible Assets)
We evaluate long-lived assets, including property and equipment, definite-lived intangible assets, and right-of-use lease assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Upon such an occurrence, we assess recoverability by comparing the carrying amount of the asset group to our estimate of the future undiscounted cash flows expected to be generated by the asset group over its remaining life. We exercise judgment in selecting the appropriate assumptions to use in the estimated future undiscounted cash flows analysis. If the carrying amount of the asset group exceeds its estimated future cash flows, we recognize an impairment charge equal to the amount by which the carrying amount of the asset group exceeds its fair value.
Share-Based Compensation
Share-based compensation expense includes cost associated with stock options, restricted share units (“RSUs”), and performance share units (“PSUs”) granted to certain key members of management.
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
Income Taxes
We recognize income taxes under the asset and liability method. Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect our best assessment of estimated current and future taxes to be paid. Significant judgments and estimates are required in determining the consolidated income tax expense for financial statement purposes. In assessing the realizability of deferred tax assets, we consider all available positive and negative evidence factors, including historical and projected future taxable income by tax jurisdiction, character and timing of income or loss, and prudent and feasible tax planning strategies. We record a valuation allowance to reduce our deferred tax assets to an amount that is more likely than not to be realized. Unforeseen future events, such as changes in market conditions and changes in tax laws, could have a material impact on the realizability of deferred tax assets.
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
Recently Issued Accounting Pronouncements
For a discussion related to recently issued and adopted accounting pronouncements, see Note 1 - Nature of Operations and Summary of Significant Accounting Policies included in Part II, Item 8 of this annual report.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions or as otherwise noted)
Results of Operations

	Year Ended December 31,		Change
	2024	2023	$	%
Revenues	$2,556.7	$2,628.8	(72.1)	(3)%
Operating expenses:
Cost of revenues	869.2	906.4	(37.2)	(4)%
Selling, general and administrative costs	727.6	739.7	(12.1)	(2)%
Depreciation and amortization	727.0	708.3	18.7	3%
Goodwill and intangible asset impairments	540.7	979.9	(439.2)	(45)%
Restructuring and other impairments	19.6	40.0	(20.4)	(51)%
Other operating expense (income), net	(51.8)	(10.8)	(41.0)	N/M
Total operating expenses	2,832.3	3,363.5
Income (loss) from operations	(275.6)	(734.7)
Fair value adjustment of warrants	(5.2)	(15.9)	10.7	(67)%
Interest expense, net	283.4	293.7	(10.3)	(4)%
Income (loss) before income tax	(553.8)	(1,012.5)
Provision (benefit) for income taxes	82.9	(101.3)	184.2	N/M
Net income (loss)	(636.7)	(911.2)
Dividends on preferred shares	31.3	75.4	(44.1)	(58)%
Net income (loss) attributable to ordinary shares	$(668.0)	$(986.6)
N/M - Represents a change approximately equal to or in excess of 100% or is not meaningful.
As discussed below and in the notes to the financial statements, the following factors had a significant impact on the comparability of our results of operations between the periods presented and may affect the comparability of our results of operations in future periods:
•In December 2024, our Board approved the wind-down of three product groups within the LS&H and A&G segments, which is expected to reduce revenues and profit by less than 10% and 5%, respectively.
•In November 2024, we completed the sale of our ScholarOne business within our A&G segment.
•In 2023 and 2024, we recognized substantial goodwill impairments.
Revenues
The tables below present the changes in revenues by transaction type, segment, and geography, as well as the components driving the changes between periods.
Revenues by transaction type

	Year Ended December 31,		Change		% of Change
	2024	2023	$	%	Acquisitions	Disposals	FX	Organic
Subscription	$1,626.8	$1,618.1	$8.7	0.5%	0.1%	(0.3)%	(0.2)%	0.9%
Re-occurring	429.8	444.6	(14.8)	(3.3)%	—%	—%	(0.2)%	(3.1)%
Recurring revenues	$2,056.6	$2,062.7	$(6.1)	(0.3)%	0.1%	(0.2)%	(0.3)%	0.1%
Transactional	500.1	566.1	(66.0)	(11.7)%	0.2%	(5.3)%	—%	(6.6)%
Revenues	$2,556.7	$2,628.8	$(72.1)	(2.7)%	0.1%	(1.3)%	(0.1)%	(1.4)%
Subscription revenues increased primarily due to organic growth driven by price increases, partially offset by lower net volume in IP and LS&H. Re-occurring revenues decreased primarily due to lower IP patent renewal volume. Transactional revenues decreased primarily due to lower A&G and LS&H sales, as well as the IP product group divestiture.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions or as otherwise noted)
Revenues by segment

	Year Ended December 31,		Change		% of Change
	2024	2023	$	%	Acquisitions	Disposals	FX	Organic
A&G	$1,326.4	$1,323.3	$3.1	0.2%	—%	(0.4)%	(0.1)%	0.7%
IP	811.4	862.7	(51.3)	(5.9)%	0.1%	(3.1)%	(0.2)%	(2.7)%
LS&H	418.9	442.8	(23.9)	(5.4)%	0.6%	(0.8)%	(0.4)%	(4.8)%
Revenues	$2,556.7	$2,628.8	$(72.1)	(2.7)%	0.1%	(1.3)%	(0.1)%	(1.4)%
A&G segment revenues increased modestly, as subscription growth driven by price increases was offset by a decline in transactional volume and the ScholarOne divestiture. IP segment revenues decreased primarily due to the Valipat divestiture, lower subscription revenues, and lower IP renewal volume primarily within patents. LS&H segment revenues decreased primarily due to lower transactional and subscription revenues.
Revenues by geography

	Year Ended December 31,		Change		% of Change
	2024	2023	$	%	Acquisitions	Disposals	FX	Organic
Americas	$1,381.4	$1,405.5	$(24.1)	(1.7)%	0.2%	(0.5)%	(0.2)%	(1.2)%
EMEA	667.8	707.5	(39.7)	(5.6)%	—%	(3.4)%	0.5%	(2.7)%
APAC	507.5	515.8	(8.3)	(1.6)%	—%	(0.6)%	(1.1)%	0.1%
Revenues	$2,556.7	$2,628.8	$(72.1)	(2.7)%	0.1%	(1.3)%	(0.1)%	(1.4)%
Americas revenues decreased primarily due to lower contributions from A&G and LS&H. EMEA (Europe/Middle East/Africa) revenues decreased primarily due to the IP product group divestiture and lower IP contribution. APAC (Asia Pacific) revenues decreased due to a stronger dollar against APAC currencies and the IP product group divestiture.
Cost of revenues
Cost of revenues consists of costs related to the production, servicing, and maintenance of our products and are composed primarily of related personnel costs, data center services and licensing costs, and costs to acquire or produce content including royalty fees.
The decrease of 4.1% compared to 2023 was primarily driven by a reduction in share-based compensation expense, reduced product-related agent and content costs, and the Valipat divestiture. As a percentage of revenues, Cost of revenues decreased by 0.5% from the prior year.
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
The decrease of 1.6% compared to 2023 was primarily driven by a reduction in share-based compensation expense. As a percentage of revenues, SG&A costs increased by 0.4% from the prior year.
Depreciation and amortization
Depreciation expense relates to our fixed assets, including computer hardware, leasehold improvements, and furniture and fixtures. Amortization expense relates to our definite-lived intangible assets, including customer relationships, technology and content, internally developed computer software, and trade names.
The increase of 2.6% compared to 2023 was primarily driven by increased investment in internally developed computer software and content assets. As a percentage of revenues, Depreciation and amortization increased by 1.5% from the prior year.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions or as otherwise noted)
Goodwill and intangible asset impairments
We recorded goodwill impairment charges of $465.7 and $847.7 in 2024 and 2023, respectively, primarily due to sustained declines in our share price and worsening macroeconomic and market conditions
In December 2024, our Board approved the wind-down of three product groups within the LS&H and A&G segments in connection with the Value Creation Plan and we recorded an intangible assets impairment charge of $75.0 to write down the carrying values of the associated intangibles, primarily technology and content assets, to their respective estimated net book values. In 2023, in connection with intangible assets classified as assets held-for-sale as of December 31, 2023, we recorded an intangible assets impairment charge of $132.2.
For additional information regarding our recent goodwill and intangible asset impairments, see Note 6 - Other Intangible Assets, Net and Goodwill included in Part II, Item 8 of this annual report.
Restructuring and other impairments
Restructuring and other impairment expense includes costs associated with certain involuntary termination benefits, contract terminations, and other exit or disposal activities, as well as impairment charges primarily associated with right-of-use assets.
Restructuring charges during the year ended December 31, 2024 were primarily associated with the Segment Optimization Program, which began in the second quarter of 2023 and is now substantially complete. Restructuring and impairment charges for the year ended December 31, 2023 were primarily associated with the ProQuest Acquisition Integration Program, which was substantively completed in 2023, as well as a $6.1 write-off related to the impairment of two equity investments.
As of December 31, 2024, the Value Creation Plan is our only active restructuring program. We expect to incur approximately $30 of additional restructuring costs associated with this program, primarily during 2025. For further information regarding each of our restructuring initiatives and impairment impacts, see Note 13 - Restructuring and Other Impairments included in Part II, Item 8 of this annual report.
Other operating expense (income), net
The increased income of $41.0 compared to 2023 was primarily driven by the $34.7 reduction in net loss associated with the net impact of realized and unrealized gains and losses on foreign currency transactions, with the largest impacts derived from transactions denominated in GBP. In addition, we recognized a net gain on sale of $54.7 from divestitures completed in 2024, which did not contribute to the comparative change as significantly due to a gain of $49.4 recognized in 2023 related to a legal settlement.
Fair value adjustment of warrants
The adjustment in fair value, resulting in gains in the current and comparative prior year periods, was driven primarily by decreases in our share price and the remaining exercise period, both of which reduce the warrant value in the option valuation model. In May 2024, all remaining private placement warrants expired unexercised.
Interest expense, net
The decrease of 3.5% compared to 2023 was primarily driven by lower outstanding borrowings on our new term loan facility.
Provision (benefit) for income taxes
The income tax provision of $82.9 in 2024 was primarily driven by a $53.9 expense related to a new 15% corporate income tax enacted by a tax law change in Jersey, Channel Islands, a $10.2 expense to establish valuation allowances, and expenses from the mix of tax jurisdictions in which pre-tax profits and losses were recognized. These were partially offset by benefits of $16.6 and $14.2 associated with the impairment of intangible assets and goodwill, respectively. The income tax benefit of $101.3 in 2023 was primarily driven by a $70.4 benefit recorded on the settlement of an open tax dispute, benefits of $33.0 and $22.7 associated with the impairment of intangible assets and goodwill, respectively, and a $21.2 benefit relating to the partial release of valuation allowances. These were partially offset by expenses from the mix of tax jurisdictions in which pre-tax profits and losses were recognized.

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
During the third quarter of 2023, the United Kingdom enacted legislation consistent with the OECD model rules, which became effective January 1, 2024. Based on our most recent tax filings, country-by-country reporting, and financial information available, we believe that most jurisdictions where we operate will qualify for transitional safe harbor relief. Although future legislation or changes in our financial results could materially increase our global minimum tax expense, this legislation did not have a direct material impact in 2024.
During the fourth quarter of 2024, Jersey, Channel Islands, enacted legislation referred to as the Multinational Corporate Income Tax (“MCIT”), effective for accounting periods beginning January 1, 2025. Although the MCIT is designed to align with certain elements of the OECD model rules, it is distinct legislation that enacted a new 15% corporate income tax, which qualifies as a regular corporate income tax under ASC 740. Consequently, we recorded a deferred tax liability and deferred tax expense of $53.9 for the year ended December 31, 2024.
Dividends on preferred shares
Dividends on our mandatory convertible preferred shares (“MCPS”) were calculated and accrued at an annual rate of 5.25% of the liquidation preference of $100.00 per share. In June 2024, all outstanding MCPS automatically converted into 55.3 million ordinary shares at a conversion rate of 3.8462 ordinary shares per MCPS share. All accumulated preferred dividends were paid prior to the conversion, and as a result of the conversion, no further dividends will be accrued or paid.
Adjusted EBITDA and Adjusted EBITDA margin (non-GAAP measures)
The following table presents our calculation of Adjusted EBITDA and Adjusted EBITDA margin for the years ended December 31, 2024 and 2023, and reconciles these non-GAAP measures to our Net income (loss) and Net income (loss) margin for the same periods:

	Year Ended December 31,
	2024	2023
Net income (loss)	$(636.7)	$(911.2)
Provision (benefit) for income taxes	82.9	(101.3)
Depreciation and amortization	727.0	708.3
Interest expense, net	283.4	293.7
Share-based compensation expense	60.6	108.9
Goodwill and intangible asset impairments	540.7	979.9
Restructuring and other impairments	19.6	40.0
Fair value adjustment of warrants	(5.2)	(15.9)
Transaction related costs	17.9	8.2
Other(1)	(29.8)	6.6
Adjusted EBITDA	$1,060.4	$1,117.2

Net income (loss) margin	(24.9)%	(34.7)%
Adjusted EBITDA margin	41.5%	42.5%
(1) Includes the net impact of unrealized foreign currency gains and losses and other items that do not reflect our ongoing operating performance. This amount includes a net gain on sale of $54.7 from divestitures in 2024 and a gain of $49.4 related to a legal settlement in 2023. See Note 2 - Acquisitions and Divestitures and Note 17 - Commitments and Contingencies for further details.

Liquidity and Capital Resources
We finance our operations primarily through cash generated by operating activities and through borrowing activities. As of December 31, 2024, we had $295.2 of cash and cash equivalents (including restricted cash of $10.5) and $692.3 of available borrowing capacity under our revolving credit facility.

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
The following table discloses our consolidated cash flows by activity for the periods presented:

	Year Ended December 31,		Change
	2024	2023	$	%
Net cash provided by operating activities	$646.6	$744.2	$(97.6)	(13)%
Net cash provided by (used for) investing activities	$(236.7)	$(237.4)	$0.7	—%
Net cash provided by (used for) financing activities	$(470.1)	$(496.5)	$26.4	(5)%
The decrease in net cash provided by operating activities was driven by lower operating results and higher working capital requirements primarily due to timing of payments.
Net cash used for investing activities was stable compared to 2023, as higher capital spending was offset by an increase in net proceeds from acquisitions and divestitures.
The decrease in net cash used for financing activities was primarily driven by lower payments on our MCPS dividends. During the years ended December 31, 2024 and 2023, we repurchased $200.0 and $100.0 of our ordinary shares, respectively, and made prepayments of $198.1 and $300.0 on our term loans.
Free cash flow (non-GAAP measure)
The following table reconciles our non-GAAP Free cash flow measure to Net cash provided by operating activities:

	Year Ended December 31,
	2024	2023
Net cash provided by operating activities	$646.6	$744.2
Capital expenditures	(289.1)	(242.5)
Free cash flow	$357.5	$501.7
The decrease in Free cash flow was due to lower operating results, higher working capital requirements, and increased capital spending to drive product innovation. Our capital expenditures in both periods presented consisted primarily of capitalized labor, contract services, and other costs associated with product and content development.
Borrowings
As of December 31, 2024, we had $4,541.8 of outstanding borrowings under our notes and credit facilities. We incurred $283.4, $293.7 and $270.3 of interest expense associated with our debt obligations for the years ended December 31, 2024, 2023 and 2022, respectively. Our contingent liabilities consist primarily of letters of credit and performance bonds and other similar obligations in the ordinary course of business.
In January 2024, we refinanced our existing credit facilities to provide improved financial flexibility, including extending our debt maturities and lowering our annual cash interest costs. We amended our $750.0 revolving credit facility by reducing it to a $700.0 facility (with a letter of credit sublimit of $77.0) and extending the maturity date to January 31, 2029. We also made a prepayment of $47.4 on our existing term loans due in 2026 and then refinanced the remaining term loans with a new $2,150 tranche of term loans maturing in 2031. The interest rate margin for the new term loan facility decreased from 300 to 275 basis points per annum in the case of loans bearing interest by reference to Term SOFR. The term loans amortize in equal quarterly installments (the first installment was paid on June 28, 2024) equivalent to a rate of 1.00% per annum, with the balance due at maturity. Any optional prepayments are applied against the scheduled quarterly installments of principal in the direct order of maturity. We paid the first and second quarterly installments and, during the fourth quarter of 2024, made prepayments of $140.0.
For further discussion related to our outstanding borrowings, see Note 9 - Debt included in Part II, Item 8 of this annual report.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions or as otherwise noted)
Commitments and Contingencies
In addition to the scheduled future debt repayments that we will need to make, we also have commitments and plans related to our share repurchase program and capital expenditures.
The authorization for the share repurchase program in effect during 2024 terminated on December 31, 2024. In December 2024, our Board of Directors authorized a new share repurchase program of up to $500.0 of our ordinary shares for a period of two years, from January 1, 2025 through December 31, 2026. The new share repurchase program does not obligate us to repurchase any set dollar amount or number of shares and may be modified, suspended, or terminated at any time without prior notice. Under the new share repurchase program, we are authorized to conduct open-market purchases of our ordinary shares from time to time through any method or program, including through Rule 10b5-1 trading plans or the use of other techniques as permitted by our shareholder authorization, approved by our Board of Directors or a designated committee thereof, and subject to availability of ordinary shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements, at management’s discretion.
We estimate capital expenditures to be approximately $255 during 2025. We also expect to incur approximately $195 of primarily cloud computing services and software license costs in 2025. These expenditures are primarily for product and content development, as well as for ongoing support of our existing business operations, and we expect to fund such expenditures primarily through cash flows from operations. Any amounts for which we are presently liable are reflected in our Consolidated Balance Sheets as Accounts payable or Accrued expenses and other current liabilities.
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
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk related to our transactions and our subsidiaries’ balances that are denominated in non-U.S. dollar currencies. These currencies may continue to fluctuate, especially as a result of central bank responses to inflation and other macroeconomic factors, and such fluctuations will affect financial statement line item comparability.
We periodically enter into foreign currency forward contracts that generally do not exceed 180 days in duration. The purpose of these derivative instruments is to help manage our exposure to foreign exchange rate risks. We account for these foreign currency contracts at fair value and recognize the associated realized and unrealized gains and losses in Other operating expense (income), net in the Consolidated Statements of Operations, as the contracts are not designated as accounting hedges under the applicable sections of ASC Topic 815.
Revenues denominated in non-U.S. dollar currencies represented approximately 26% of our total revenues for the year ended December 31, 2024, the significant majority of which were denominated in Euros and British pounds. A 10% change in value of the Euro and British pound relative to the U.S. dollar would result in an approximate $50 change to our annual revenues.

Interest Rate Risk
Our interest rate risk arises primarily from our outstanding variable interest rate debt. As of December 31, 2024, the outstanding principal balance of our variable interest rate debt was $1,999.2 related to our term loans maturing in 2031, bearing interest at a rate equal to the applicable one-month Term SOFR plus a 2.75% margin. To reduce our exposure to variability in cash flows relating to these interest payments, we have interest rate swap arrangements with an aggregate notional value of $750.8 as of December 31, 2024, at a weighted average fixed interest rate of 2.909%. As such, our interest rate risk exposure is limited to the outstanding principal balance of our term loans in excess of our interest rate swap arrangements. Assuming our exposure remains at $1,248.4, a hypothetical 25 basis point change in the one-month Term SOFR would result in an approximate $3 change to our annual interest expense.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Clarivate Plc
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Clarivate Plc and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Goodwill Impairment Assessments for the Life Sciences and Healthcare Reporting Unit
As described in Notes 1 and 6 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1,566.6 million as of December 31, 2024 and the goodwill associated with the Life Sciences and Healthcare reporting unit was $477.8 million. Goodwill is not amortized, but instead is tested for impairment annually as of the first day of the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill impairment testing is performed at the reporting unit level. Management estimates the fair value of a reporting unit using a discounted cash flow (DCF) analysis based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. As disclosed by management, significant judgments and estimates made in this analysis include projected revenue growth rates and EBITDA margins, tax rates, terminal values and discount rates. In the second quarter of 2024, primarily due to sustained declines in the Company’s share price, management performed an interim quantitative goodwill impairment assessment and determined for the Life Sciences and Healthcare reporting unit, the carrying value exceeded its fair value; consequently, management recorded a goodwill impairment charge of $302.8 million. In the fourth quarter of 2024, management performed its annual goodwill impairment assessment and determined for the Life Sciences and Health reporting unit, the carrying value exceeded its fair value; consequently, management recorded a goodwill impairment charge of $149.1 million.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments of the Life Sciences and Healthcare reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the Life Sciences and Healthcare reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projected revenue growth rates, projected EBITDA margins, terminal growth rate and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the Life Sciences and Healthcare reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimates of the Life Sciences and Healthcare reporting unit; (ii) evaluating the appropriateness of the DCF analysis used by management; (iii) testing the completeness and accuracy of underlying data used in the DCF analysis; and (iv) evaluating the reasonableness of the significant assumptions used by management related to projected revenue growth rates, projected EBITDA margins, terminal growth rate and discount rate. Evaluating management’s assumptions related to projected revenue growth rates and projected EBITDA margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Life Sciences and Healthcare reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the DCF analysis and (ii) the reasonableness of the terminal growth rate and discount rate assumptions.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 19, 2025

We have served as the Company’s auditor since 2016.

CLARIVATE PLC
Consolidated Balance Sheets

	As of December 31,
(in millions)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash	$295.2	$370.7
Accounts receivable, net	798.3	908.3
Prepaid expenses	85.9	88.5
Other current assets	65.2	68.0
Assets held for sale	—	26.7
Total current assets	1,244.6	1,462.2
Property and equipment, net	53.5	51.6
Other intangible assets, net	8,441.2	9,006.6
Goodwill	1,566.6	2,023.7
Other non-current assets	82.2	60.8
Deferred income taxes	48.5	46.7
Operating lease right-of-use assets	53.6	55.2
Total assets	$11,490.2	$12,706.8
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$124.5	$144.1
Accrued compensation	119.2	126.5
Accrued expenses and other current liabilities	310.1	315.2
Current portion of deferred revenues	859.1	983.1
Current portion of operating lease liability	20.6	24.4
Liabilities held for sale	—	6.7
Total current liabilities	1,433.5	1,600.0
Long-term debt	4,518.7	4,721.1
Non-current portion of deferred revenues	16.6	38.7
Other non-current liabilities	55.9	41.9
Deferred income taxes	273.3	249.6
Operating lease liabilities	53.2	63.2
Total liabilities	6,351.2	6,714.5
Commitments and contingencies (Note 17)
Shareholders' equity:
Preferred Shares, no par value; 14.4 shares authorized; 5.25% Mandatory Convertible Preferred Shares, Series A, zero and 14.4 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	—	1,392.6
Ordinary Shares, no par value; unlimited shares authorized; 691.4 and 666.1 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	12,978.8	11,740.5
Accumulated other comprehensive loss	(526.3)	(495.3)
Accumulated deficit	(7,313.5)	(6,645.5)
Total shareholders' equity	5,139.0	5,992.3
Total liabilities and shareholders' equity	$11,490.2	$12,706.8
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CLARIVATE PLC
Consolidated Statements of Operations

	Year Ended December 31,
(In millions, except per share data)	2024	2023	2022
Revenues	$2,556.7	$2,628.8	$2,659.8
Operating expenses:
Cost of revenues	869.2	906.4	954.0
Selling, general and administrative costs	727.6	739.7	729.9
Depreciation and amortization	727.0	708.3	710.5
Goodwill and intangible asset impairments	540.7	979.9	4,449.1
Restructuring and other impairments	19.6	40.0	66.7
Other operating expense (income), net	(51.8)	(10.8)	(324.8)
Total operating expenses	2,832.3	3,363.5	6,585.4
Income (loss) from operations	(275.6)	(734.7)	(3,925.6)
Fair value adjustment of warrants	(5.2)	(15.9)	(206.8)
Interest expense, net	283.4	293.7	270.3
Income (loss) before income tax	(553.8)	(1,012.5)	(3,989.1)
Provision (benefit) for income taxes	82.9	(101.3)	(28.9)
Net income (loss)	(636.7)	(911.2)	(3,960.2)
Dividends on preferred shares	31.3	75.4	75.4
Net income (loss) attributable to ordinary shares	$(668.0)	$(986.6)	$(4,035.6)

Per share:
Basic	$(0.96)	$(1.47)	$(5.97)
Diluted	$(0.96)	$(1.47)	$(6.24)

Weighted average shares used to compute earnings per share:
Basic	693.6	671.6	676.1
Diluted	693.6	671.6	678.6
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CLARIVATE PLC
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(In millions)	2024	2023	2022
Net income (loss)	$(636.7)	$(911.2)	$(3,960.2)
Other comprehensive income (loss), net of tax:
Interest rate swaps, net of tax of $(1.7), $(7.2), and $11.7	(5.5)	(21.9)	37.0
Defined benefit pension plans, net of tax	(0.8)	(1.1)	2.9
Foreign currency translation adjustment	(24.7)	193.6	(1,032.5)
Other comprehensive income (loss), net of tax	(31.0)	170.6	(992.6)
Comprehensive income (loss)	$(667.7)	$(740.6)	$(4,952.8)
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CLARIVATE PLC
Consolidated Statements of Changes in Equity

	Ordinary Shares		Preferred Shares		Treasury Shares		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
(In millions)	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	683.1	$11,827.9	14.4	$1,392.6	0.5	$(16.9)	$326.7	$(1,604.4)	$11,925.9
Reclassification of EBT Shares	(0.5)	—	—	—	—	—	—	—	—
Exercise of stock options	0.4	0.9	—	—	—	—	—	—	0.9
Vesting of restricted stock units	2.9	—	—	—	—	—	—	—	—
Share-based award activity	(1.3)	83.2	—	—	—	—	—	—	83.2
Repurchase and retirement of ordinary shares	(10.7)	(167.3)	—	—	—	—	—	(7.7)	(175.0)
Sale of treasury shares	0.5	—	—	—	(0.5)	16.9	—	(11.2)	5.7
Dividends to preferred stockholders	—	—	—	—	—	—	—	(75.4)	(75.4)
Net income (loss)	—	—	—	—	—	—	—	(3,960.2)	(3,960.2)
Other comprehensive income (loss)	—	—	—	—	—	—	(992.6)	—	(992.6)
Balance at December 31, 2022	674.4	$11,744.7	14.4	$1,392.6	—	$—	$(665.9)	$(5,658.9)	$6,812.5
Exercise of stock options	0.3	1.6	—	—	—	—	—	—	1.6
Vesting of restricted stock units	7.6	—	—	—	—	—	—	—	—
Share-based award activity	(2.4)	94.2	—	—	—	—	—	—	94.2
Repurchase and retirement of ordinary shares	(13.8)	(100.0)	—	—	—	—	—	—	(100.0)
Dividends to preferred shareholders	—	—	—	—	—	—	—	(75.4)	(75.4)
Net income (loss)	—	—	—	—	—	—	—	(911.2)	(911.2)
Other comprehensive income (loss)	—	—	—	—	—	—	170.6	—	170.6
Balance at December 31, 2023	666.1	$11,740.5	14.4	$1,392.6	—	$—	$(495.3)	$(6,645.5)	$5,992.3
Vesting of restricted stock units	6.7	—	—	—	—	—	—	—	—
Share-based award activity	(2.3)	45.7	—	—	—	—	—	—	45.7
Conversion of preferred shares into ordinary shares	55.3	1,392.6	(14.4)	(1,392.6)	—	—	—	—	—
Repurchase and retirement of ordinary shares	(34.4)	(200.0)	—	—	—	—	—	—	(200.0)
Dividends to preferred shareholders	—	—	—	—	—	—	—	(31.3)	(31.3)
Net income (loss)	—	—	—	—	—	—	—	(636.7)	(636.7)
Other comprehensive income (loss)	—	—	—	—	—	—	(31.0)	—	(31.0)
Balance at December 31, 2024	691.4	$12,978.8	—	$—	—	$—	$(526.3)	$(7,313.5)	$5,139.0
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CLARIVATE PLC
Consolidated Statements of Cash Flows

	Year Ended December 31,
(In millions)	2024	2023	2022
Cash Flows From Operating Activities
Net income (loss)	$(636.7)	$(911.2)	$(3,960.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	727.0	708.3	710.5
Share-based compensation	59.9	109.0	93.9
Restructuring and other impairments, including goodwill	540.3	986.2	4,478.5
Fair value adjustment of warrants	(5.2)	(15.9)	(206.8)
Gain on sale from divestitures	(54.7)	—	(278.5)
Gain on legal settlement	—	(49.4)	—
Deferred income taxes	21.2	(78.4)	(54.3)
Amortization of debt issuance costs	16.4	18.2	16.4
Other operating activities	3.3	37.8	(18.3)
Changes in operating assets and liabilities:
Accounts receivable	92.6	(25.5)	(28.3)
Prepaid expenses	1.5	1.7	(17.1)
Other assets	(0.8)	35.1	(45.4)
Accounts payable	(15.0)	41.2	(24.0)
Accrued expenses and other current liabilities	3.8	(44.4)	(114.4)
Deferred revenues	(106.2)	20.3	(9.3)
Operating leases, net	(9.6)	(8.0)	(9.6)
Other liabilities	8.8	(80.8)	(23.8)
Net cash provided by operating activities	646.6	744.2	509.3
Cash Flows From Investing Activities
Capital expenditures	(289.1)	(242.5)	(202.9)
Payments for acquisitions, net of cash acquired	(32.0)	(5.4)	(24.8)
Proceeds from divestitures, net of cash divested	84.4	10.5	285.0
Net cash provided by (used for) investing activities	(236.7)	(237.4)	57.3
Cash Flows From Financing Activities
Principal payments on term loans	(198.1)	(300.0)	(321.5)
Repayments of revolving credit facility	—	—	(175.0)
Payment of debt issuance costs and discounts	(20.1)	0.1	(2.1)
Repurchases of ordinary shares	(200.0)	(100.0)	(175.0)
Cash dividends on preferred shares	(37.7)	(75.5)	(75.4)
Payments related to tax withholding for share-based compensation	(15.6)	(20.6)	(14.9)
Other financing activities	1.4	(0.5)	4.7
Net cash provided by (used for) financing activities	(470.1)	(496.5)	(759.2)
Effects of exchange rates	(15.3)	3.6	(38.2)
Net change in cash and cash equivalents, including restricted cash	(75.5)	13.9	(230.8)
Cash and cash equivalents, including restricted cash, beginning of period	370.7	356.8	587.6
Cash and cash equivalents, including restricted cash, end of period	$295.2	$370.7	$356.8
Supplemental Cash Flow Information:
Cash paid for interest	$265.3	$273.5	$251.5
Cash paid for income tax	$52.9	$42.9	$63.7
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
We are a leading global provider of transformative intelligence. We connect people and organizations to the intelligence they can trust to transform their perspective, their work, and our world. We support the entire innovation lifecycle, from cultivating curiosity to protecting the world’s critical intellectual property assets. We offer enriched data, insights & analytics, workflow solutions, and expert services to our customers in the Academia & Government (“A&G”), Intellectual Property (“IP”), and Life Sciences & Healthcare (“LS&H”) end markets, which form the basis of our three reportable segments, organized by the different products and services we offer and the markets we serve. For additional information on our reportable segments, see Note 16 - Segment Information.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates. The most significant of these estimates relate to the initial valuation of acquired long-lived and intangible assets and goodwill, subsequent impairment analyses, and income taxes. We evaluate these estimates, assumptions, and judgments on an ongoing basis by reference to our historical experience and other factors, including expectations of future events that we believe are reasonable under the circumstances.
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
The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and other accruals readily convertible into cash approximate fair value because of the short-term nature of the instruments. As further discussed in Note 2 - Acquisitions and Divestitures, we have classified the contingent consideration associated with the Valipat divestiture within Level 3 of the fair value hierarchy. As further discussed in Note 9 - Debt, we have classified our debt instruments within Level 2 of the fair value hierarchy. We have also classified our derivative instruments described in Note 8 - Derivative Instruments within Level 2 of the fair value hierarchy.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions or as otherwise noted)
Cash and Cash Equivalents
Cash and cash equivalents is comprised of cash on hand and short-term deposits with an original maturity at the date of purchase of three months or less, and includes restricted cash of $10.5 and $12.9 as of December 31, 2024 and 2023, respectively.
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
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2024	2023
Liabilities due to customers	$84.8	$62.0
Accrued royalties	79.3	75.4
Miscellaneous accruals	146.0	177.8
Accrued expenses and other current liabilities	$310.1	$315.2

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
We pay commissions to sales managers and support teams for earning new customers and renewing contracts with existing customers. We treat these commission costs as costs to obtain a contract and are therefore considered contract assets. We capitalize certain of these commission costs within Prepaid expenses and Other non-current assets on the Consolidated Balance Sheets. The costs are amortized to Selling, general and administrative costs within the Consolidated Statements of Operations. The amortization period is between one and seven years based on the estimated length of the customer relationship.
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
Defined Contribution Plans
Employees participate in various defined contribution savings plans that provide for Company-matching contributions. Costs for future employee benefits are accrued over the periods in which employees earn the benefits. Total expense related to defined contribution plans was $37.3, $34.9, and $30.5 for the years ended December 31, 2024, 2023, and 2022, respectively, which approximates the cash outlays related to the plans.
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
Legal Costs
Legal costs expected to be incurred in connection with a loss contingency are expensed and accrued at the outset of the legal matter giving rise to the estimated legal costs. We reassess the sufficiency of the accrual each reporting period.
Other Operating (Income) Expense, Net
Other operating expense (income), net consisted of the following:

		Year Ended December 31,
		2024	2023	2022
Gain on sale from divestitures	Note 2	$(54.7)	$—	$(278.5)
Gain on legal settlement	Note 17	—	(49.4)	—
Net foreign exchange loss (gain)		4.2	38.9	(45.4)
Miscellaneous, net		(1.3)	(0.3)	(0.9)
Total		$(51.8)	$(10.8)	$(324.8)
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
Recently Issued Accounting Standards
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
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires footnote disclosure that disaggregates relevant expense captions, including the total amount of selling expenses. The amendments in this update are effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027 on a prospective basis, with the option for retrospective application. Early adoption is permitted. We are currently assessing the impact of this update on our financial statement disclosures.
Note 2: Acquisitions and Divestitures
2024 Divestiture of ScholarOne
In the fourth quarter of 2024, in connection with focusing our efforts on our core A&G business assets, we sold our ScholarOne product group for net cash proceeds of $103.6. As a result of the divestiture, we recognized a gain of $69.5, which is included in Other operating expense (income), net in the Consolidated Statements of Operations.
2024 Divestiture of Valipat
During the second quarter of 2023, we agreed to sell a small product group within our IP segment, Valipat, for $33.8, payable in annual installments over ten years. As of December 31, 2024, the fair value of this contingent consideration receivable was $25.0, net of cash receipts, of which almost all is classified as Other non-current assets in the Consolidated Balance Sheets. We will remeasure this receivable on a recurring basis and record adjustments, as needed, based on the length of time remaining under the commercial agreement and changes in the amount to be realized each year based on actual financial results. Changes in fair value measurement of the contingent consideration is based on Level 3 inputs. The transaction closed in April 2024 and we recognized a loss of $14.8, which is included in Other operating expense (income), net in the Consolidated Statements of Operations.
Prior to the held-for-sale determination and accompanying impairment testing as of June 30, 2023, the carrying amount of the expected assets to be disposed of consisted almost entirely of purchase-related identifiable customer relationship intangible assets of $158.3. These intangible assets were reduced to estimated fair value of $26.1 based on the estimated present value of the consideration to be paid over ten years. The related impairment charge of $132.2 is included in Goodwill and intangible asset impairments in the Consolidated Statements of Operations for the year ended December 31, 2023.
2022 Divestiture of MarkMonitor Domain Management Business
In October 2022, we completed the sale of the MarkMonitor Domain Management business within our IP segment and we recognized a gain of $278.5, which is included in Other operating expense (income), net in the Consolidated Statement of Operations. The aggregate closing consideration primarily included proceeds, net of cash transferred of $285.0 and deferred closing consideration of $10.6 that was subsequently received during the year ended December 31, 2023.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions or as otherwise noted)
Note 3: Revenue
We disaggregate our revenues by transaction type, by segment (see Note 16 - Segment Information), and by geography.
The following tables present our revenues by transaction type, based on revenue recognition pattern, and by geography, based on the location of the customer:

	Year Ended December 31,
Revenues by transaction type	2024	2023	2022
Subscription revenues	$1,626.8	$1,618.1	$1,618.8
Re-occurring revenues	429.8	444.6	441.9
Transactional revenues	500.1	566.1	599.1
Revenues	$2,556.7	$2,628.8	$2,659.8

	Year Ended December 31,
Revenues by geography	2024	2023	2022
Americas	$1,381.4	$1,405.5	$1,462.3
Europe/Middle East/Africa	667.8	707.5	698.3
APAC	507.5	515.8	499.2
Revenues	$2,556.7	$2,628.8	$2,659.8
For the year ended December 31, 2024, 2023, and 2022, approximately 50%, 49%, and 50% of our revenues, respectively, were attributed to customers in the U.S., while no other country accounted for more than 10% of our revenues.
As of December 31, 2024 and 2023, the capitalized amount of sales commissions included in Prepaid expenses was $15.4 and $19.7, respectively, and the capitalized amount included in Other non-current assets was $21.4 and $23.8, respectively. We have not recorded any impairments against these capitalized commission costs.
The following table presents our contract balances:

	December 31,
	2024	2023
Accounts receivable, net	$798.3	$908.3
Current portion of deferred revenues	$859.1	$983.1
Non-current portion of deferred revenues	$16.6	$38.7
During the year ended December 31, 2024, we recognized revenues of $868.2 attributable to deferred revenues recorded at the beginning of the period, primarily consisting of subscription revenues recognized ratably over the contractual term.
Our remaining performance obligations are included in the current or non-current portion of deferred revenues on the Consolidated Balance Sheets. The majority of these obligations relate to customer contracts where we license the right to use our products or provide maintenance services over a contractual term, generally one year or less.
Note 4: Accounts Receivable
Our Accounts receivable, net balance consisted of the following:

	December 31,
	2024	2023
Accounts receivable	$814.5	$934.9
Less: Accounts receivable allowance	(16.2)	(26.6)
Accounts receivable, net	$798.3	$908.3

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions or as otherwise noted)
The change in our accounts receivable allowance related to the following activity during each of the years presented:

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of year	$26.6	$27.1	$24.9
Additional provisions	3.2	7.0	10.9
Write-offs	(12.9)	(9.3)	(7.8)
Exchange differences	(0.7)	1.8	(0.9)
Balance at end of year	$16.2	$26.6	$27.1
Note 5: Property and Equipment, Net
Property and equipment, net consisted of the following:

	December 31,
	2024	2023
Computer hardware	$64.3	$54.5
Leasehold improvements	21.6	15.9
Furniture, fixtures, and equipment	46.6	44.5
Finance lease	8.0	8.0
Other	2.2	2.3
Property and equipment, gross	$142.7	$125.2
Accumulated depreciation	(89.2)	(73.6)
Property and equipment, net	$53.5	$51.6
Depreciation expense was $19.0, $23.2, and $35.2 for the years ended December 31, 2024, 2023 and 2022, respectively.
Note 6: Other Intangible Assets, Net and Goodwill
Other intangible assets, net
The following tables summarize the gross carrying amounts and accumulated amortization of our identifiable intangible assets by major class:

	December 31, 2024			December 31, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer relationships	$7,773.9	$(1,515.9)	$6,258.0	$7,819.9	$(1,177.2)	$6,642.7
Technology and content	2,748.8	(1,204.6)	1,544.2	2,798.3	(1,009.1)	1,789.2
Computer software	1,060.6	(609.2)	451.4	897.9	(516.4)	381.5
Trade names and other	88.4	(57.7)	30.7	88.9	(52.6)	36.3
Definite-lived intangible assets	$11,671.7	$(3,387.4)	$8,284.3	$11,605.0	$(2,755.3)	$8,849.7
Indefinite-lived intangible assets:
Trade names	156.9	—	156.9	156.9	—	156.9
Total intangible assets	$11,828.6	$(3,387.4)	$8,441.2	$11,761.9	$(2,755.3)	$9,006.6
Intangible assets amortization expense was $708.0, $685.1, and $675.3 during the years ended December 31, 2024, 2023, and 2022, respectively.
In December 2024, our Board approved the wind-down of three product groups within the LS&H and A&G segments in connection with the Value Creation Plan and we recorded an intangible assets impairment charge of $75.0 to write down the carrying values of the associated intangibles, primarily technology and content assets, to their respective estimated net book values.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions or as otherwise noted)
In connection with the Valipat divestiture and related assets and liabilities held-for-sale as of December 31, 2023 (see Note 2 - Acquisitions and Divestitures for further details), we recorded an intangible assets impairment charge of $132.2 during the year ended December 31, 2023, primarily associated with purchase-related customer relationships.
As of December 31, 2024, the remaining weighted-average estimated useful life (in years) of our definite-lived intangible assets, by major class and in total, was as follows:

Customer relationships	18
Technology and content	9
Computer software	6
Trade names and other	7
Total	16
As of December 31, 2024, estimated future amortization expense related to definite-lived intangible assets was as follows:

2025	$680.2
2026	646.9
2027	612.9
2028	581.3
2029	538.1
Thereafter	5,209.1
Amortizing intangible assets	$8,268.5
Internally developed software projects in process	15.8
Definite-lived intangible assets	$8,284.3
Goodwill
The change in the carrying amount of Goodwill by segment was as follows:

	A&G Segment	IP Segment	LS&H Segment	Total Consolidated
Balance as of December 31, 2022	$1,109.8	$590.3	$1,176.4	$2,876.5
Acquisition	—	—	3.0	3.0
Goodwill impairment	—	(582.2)	(265.5)	(847.7)
Impact of foreign currency fluctuations	—	(8.1)	—	(8.1)
Balance as of December 31, 2023	$1,109.8	$—	$913.9	$2,023.7
Acquisition	—	13.8	15.8	29.6
Goodwill impairment	—	(13.8)	(451.9)	(465.7)
Divestiture(1)	(20.6)	—	—	(20.6)
Impact of foreign currency fluctuations	(0.4)	—	—	(0.4)
Balance as of December 31, 2024	$1,088.8	$—	$477.8	$1,566.6
(1) Related to the ScholarOne divestiture and its allocated portion of the A&G segment reporting unit’s goodwill balance. For further details, see Note 2 - Acquisitions and Divestitures.
In both 2024 and 2023, we completed quantitative goodwill impairment assessments using a DCF analysis to estimate the fair value of each of our reporting units. For additional information related to our goodwill impairment testing policy and procedures, see Note 1 - Nature of Operations and Summary of Significant Accounting Policies.
In the fourth quarter of 2023, we performed our annual goodwill impairment assessment and determined that the carrying value of the IP and LS&H segment reporting units exceeded their respective fair values, resulting in a goodwill impairment charge of $844.7 as follows: (i) $579.2 related to the IP reporting unit within the IP segment and (ii) $265.5 related to the LS&H reporting unit within the LS&H segment. The impairments were primarily due to worsening macroeconomic and market conditions. Separate from the annual quantitative goodwill impairment assessment, in connection with the Valipat divestiture (see Note 2 - Acquisitions and Divestitures for further details), we recorded a $3.0 goodwill impairment related to its allocated portion of the IP segment reporting unit’s goodwill balance.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions or as otherwise noted)
In the second quarter of 2024, primarily due to sustained declines in our share price, we determined that it was appropriate to perform an interim quantitative goodwill impairment assessment and concluded that the estimated fair value of the A&G reporting unit was substantially in excess of its carrying value. For the LS&H reporting unit, we determined the carrying value exceeded its fair value; consequently, we recorded a goodwill impairment charge of $302.8.
In the third quarter of 2024, we recorded $13.8 of goodwill associated with a small acquisition within the IP reporting unit. We recorded an impairment to the goodwill because the IP reporting unit’s fair value was significantly below its carrying value based on the results of our second quarter 2024 interim quantitative impairment assessment.
In the fourth quarter of 2024, we performed our annual goodwill impairment assessment and, while the estimated fair value decreased for all reporting units, we concluded that the estimated fair value of the A&G reporting unit continued to be substantially in excess of its carrying value. For the LS&H reporting unit, we determined the carrying value exceeded its fair value; consequently, we recorded a goodwill impairment charge of $149.1. The impairment was primarily due to sustained declines in our share price.
Note 7: Leases
We currently lease office space and certain equipment under non-cancelable operating lease agreements. We also have one financing lease for office space. Some of our leases include renewal options, which we do not consider with respect to the lease term used for calculating the lease liability because the renewal options allow us to maintain operational flexibility, and we are not reasonably certain we will exercise the renewal options.
The following table presents the components of our lease cost, supplemental cash flow disclosures, and other information related to our lease arrangements:

	Year Ended December 31,
	2024	2023	2022
Lease Cost:
Operating lease cost	$20.2	$22.4	$27.9
Variable lease cost	4.0	5.3	2.5
Short-term lease cost	0.8	0.7	0.4
Finance lease cost:
Amortization	0.3	0.5	10.8
Interest	2.1	2.1	1.2
Total lease cost	$27.4	$31.0	$42.8
Supplemental Cash Flow Disclosures:
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows for operating leases	$30.3	$31.9	$34.7
Operating cash flows for finance leases	2.1	2.1	1.2
Financing cash flows for finance leases	1.2	1.0	1.9
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$16.8	$16.2	$2.6
Finance leases	—	—	2.4
Other Information:
Weighted-average remaining lease term
Operating leases	5	5	5
Finance leases	12	13	14
Weighted-average discount rate
Operating leases	6.2%	5.2%	4.3%
Finance leases	6.9%	6.9%	6.9%

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions or as otherwise noted)
The following table presents an analysis of our lease liability maturities as of December 31, 2024:

Year Ending December 31,	Operating Leases	Finance Leases
2025	$24.4	$3.3
2026	18.6	3.4
2027	13.7	3.4
2028	8.0	3.5
2029	6.7	3.6
Thereafter	15.3	26.3
Total undiscounted cash flows	$86.7	$43.5
Present value:
Current lease liabilities	20.6	1.3
Non-current lease liabilities	53.2	28.0
Total lease liabilities	$73.8	$29.3
Interest on lease liabilities	$12.9	$14.2
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
Interest Rate Swaps
We have interest rate swap arrangements with counterparties to reduce our exposure to variability in cash flows relating to interest payments on our outstanding term loan arrangements. We have designated the interest rate swaps as cash flow hedges of the risk associated with floating interest rates on designated future monthly interest payments. For additional information on our outstanding term loan facility, see Note 9 - Debt. As of December 31, 2024, our outstanding interest rate swaps have an aggregate notional value of $750.8 and mature in October 2026.
The fair value of the interest rate swaps is the estimated amount that we would receive or pay to terminate such agreements, taking into account market interest rates and the remaining time to maturities or using market inputs with mid-market pricing as a practical expedient for bid-ask spread. Changes in fair value are recorded in Accumulated other comprehensive loss (“AOCL”) in the Consolidated Balance Sheets with a related offset in derivative asset or liability, and the amounts reclassified out of AOCL are recorded in Interest expense, net in the Consolidated Statements of Operations. Any gain or loss will be subsequently reclassified into net earnings in the same period during which transactions affect earnings, or upon termination of the arrangements. For additional information on changes recorded to AOCL, see Note 10 - Shareholders' Equity. As of December 31, 2024, we estimate that approximately $8.8 of pre-tax gain related to interest rate swaps recorded in AOCL will be reclassified into earnings within the next 12 months.
Cross-Currency Swaps
In July 2023, we entered into a cross-currency swap that matures in 2026 to mitigate foreign currency exposure related to our net investment in various euro-functional-currency consolidated subsidiaries. This swap is designated and qualifies as a net investment hedge. We elected to assess the effectiveness of this net investment hedge based on changes in spot rates and are amortizing the portion of the net investment hedge that was excluded from the assessment of effectiveness over the life of the swap within Interest expense, net in the Consolidated Statements of Operations. The notional amount of the cross-currency swap associated with euro-denominated subsidiary net investments was €100.0 as of December 31, 2024.
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
We recognize the associated realized and unrealized gains and losses in Other operating expense (income), net in the Consolidated Statements of Operations. We recognized a loss (gain) from the fair value adjustment of $2.3, $(0.8), and $1.2, for the years ended December 31, 2024, 2023, and 2022, respectively. The notional amount of outstanding foreign currency contracts was $91.1 and $140.5 as of December 31, 2024 and December 31, 2023, respectively.
The following table provides information on the location and fair value amounts of our derivative instruments:

		December 31,
	Balance Sheet Classification	2024	2023
Asset Derivatives
Designated as accounting hedges:
Interest rate swaps	Other current assets	$—	$4.1
Interest rate swaps	Other non-current assets	14.7	17.7
Cross-currency swaps	Other non-current assets	3.7	—
Not designated as accounting hedges:
Foreign currency forwards	Other current assets	—	1.3
Total Asset Derivatives		$18.4	$23.1

Liability Derivatives
Designated as accounting hedges:
Cross-currency swaps	Other non-current liabilities	$—	$2.0
Not designated as accounting hedges:
Foreign currency forwards	Accrued expenses and other current liabilities	1.1	0.1
Total Liability Derivatives		$1.1	$2.1

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions or as otherwise noted)
Note 9: Debt
The following table summarizes our total indebtedness:

		December 31, 2024		December 31, 2023
Type	Maturity	Effective Interest Rate	Carrying Value	Effective Interest Rate	Carrying Value
Senior Notes	2029	4.875%	$921.4	4.875%	$921.4
Senior Secured Notes	2028	3.875%	921.2	3.875%	921.2
Senior Secured Notes	2026	4.500%	700.0	4.500%	700.0
Revolving Credit Facility	2029	7.107%	—	8.206%	—
Term Loan Facility	2031	7.107%	1,999.2	8.470%	2,197.4
Finance lease	2036	6.936%	29.3	6.936%	30.3
Total debt outstanding			$4,571.1		$4,770.3
Debt discounts and issuance costs			(51.1)		(48.0)
Current portion of long-term debt			(1.3)		(1.2)
Long-term debt			$4,518.7		$4,721.1
Senior Notes (2029) and Senior Secured Notes (2028)
Interest on the Senior Notes due 2029 and Senior Secured Notes due 2028 is payable semi-annually to holders of record on June 30 and December 30 of each year. The Senior Secured Notes due 2028 are secured on a first-lien pari passu basis with borrowings under our credit facilities and Senior Secured Notes due 2026. Both series of Notes are guaranteed on a joint and several basis by each of our indirect subsidiaries that is an obligor or guarantor under our credit facilities and Senior Secured Notes due 2026.
The Senior Notes due 2029 and Senior Secured Notes due 2028 are subject to redemption as a result of certain changes in control at 101% of the principal amount, plus accrued and unpaid interest to the date of purchase. Additionally, at our election, both series of Notes may be redeemed during the 12 month period commencing on June 30 of each of the years referenced below based on the call premiums listed below, plus accrued and unpaid interest to the date of redemption.

	Redemption Price (as a percentage of principal)
Period	Senior Notes (2029)	Senior Secured Notes (2028)
2024	102.438%	101.938%
2025	101.219%	100.969%
2026 and thereafter	100.000%	100.000%
The indentures governing these Notes contain covenants which, among other things, limit the incurrence of additional indebtedness (including acquired indebtedness), issuance of certain preferred stock, the payment of dividends, making restricted payments and investments, the purchase or acquisition or retirement for value of any equity interests, the provision of loans or advances to restricted subsidiaries, the sale or lease or transfer of any properties to any restricted subsidiaries, the transfer or sale of assets, and the creation of certain liens. As of December 31, 2024, we were in compliance with all of the indenture covenants.
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

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions or as otherwise noted)
The Senior Secured Notes due 2026 are subject to redemption as a result of certain changes in tax laws or treaties of (or their interpretation by) a relevant tax jurisdiction at 100% of the principal amount, plus accrued and unpaid interest to the date of redemption, and upon certain changes in control at 101% of the principal amount, plus accrued and unpaid interest to the date of purchase. Additionally, at our election, the Notes may be redeemed at 100% of the principal amount, plus accrued and unpaid interest to the date of redemption.
The Credit Facilities
In January 2024, we refinanced our existing Term Loan Facility and extended the maturity date of our Revolving Credit Facility, which together are our Credit Facilities, as further described below. The strategic refinancing provides improved financial flexibility, including extending our debt maturities and lowering our annual cash interest costs.
Borrowings under the Credit Facilities bear interest at a floating rate equal to (i) Term SOFR (as defined in the Credit Agreement) for the interest period elected by us plus 2.75% per annum, in the case of Term SOFR loans, and (ii) an alternate base rate (“ABR”), equal to the highest of (a) the Federal Funds Rate plus one-half of 1.0%, (b) the Prime Rate, and (c) Term SOFR with an interest period of one month plus 1.0%, plus 1.75% per annum, in the case of ABR loans.
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
The Credit Facilities provide that, upon the occurrence of certain events of default, our obligations thereunder may be accelerated and the lending commitments terminated. Such events of default include payment defaults to the lenders, material inaccuracies of representations and warranties, covenant defaults, cross-defaults to other material indebtedness (including the Senior Secured Notes due 2026, the Senior Secured Notes due 2028, and the Senior Notes due 2029), voluntary and involuntary bankruptcy proceedings, material money judgments, loss of perfection over a material portion of collateral, material ERISA/pension plan events, certain change of control events, and other customary events of default, in each case subject to threshold, notice, and grace period provisions.
We may be subject to certain negative covenants, including either a fixed charge coverage ratio, total first lien net leverage ratio, or total net leverage ratio if certain conditions are met. As of December 31, 2024, we were in compliance with the covenants for the credit facilities.
Revolving Credit Facility (2029)
Our revolving credit facility provides for revolving loans, same-day borrowings, and letters of credit. Proceeds of loans made under the revolving credit facility may be borrowed, repaid, and reborrowed prior to maturity.
In the January 2024 refinancing, we reduced our revolving credit facility from $750.0 to $700.0 (with a letter of credit sublimit of $77.0) and extended the maturity date from March 31, 2027 to January 31, 2029, subject to a “springing” maturity date that is 91 days prior to the maturity date of the Senior Secured Notes due 2026 and the Senior Secured Notes due 2028, but only to the extent that those notes have not been refinanced or extended prior to their original maturity dates. All other terms related to the revolving credit facility were substantively unchanged.
The Revolving Credit Facility carries a base interest rate at Term SOFR, plus 3.25% per annum (or 2.75% per annum, based on first lien leverage ratios) or Prime plus a margin of 2.25% per annum, as applicable depending on the borrowing. The Revolving Credit Facility interest rate margins will decrease upon the achievement of certain first lien net leverage ratios (as the term is used in the Credit Agreement) and is subject to a commitment fee rate of 0.5% per annum (or 0.375% per annum, based on first lien leverage ratios) times the unutilized amount of total revolving commitments.
As of December 31, 2024, letters of credit totaling $7.7 were collateralized by the revolving credit facility.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions or as otherwise noted)
Term Loan Facility (2031)
In the January 2024 refinancing, we made a prepayment of $47.4 on the existing term loans due in 2026 and then refinanced the remaining term loans with a new $2,150.0 tranche of term loans maturing in 2031. The interest rate margin for the new term loan facility decreased from 300 to 275 basis points per annum in the case of loans bearing interest by reference to Term SOFR. The term loans amortize in equal quarterly installments (the first installment was paid on June 28, 2024) equivalent to a rate of 1.00% per annum, with the balance due at maturity. Any optional prepayments are applied against the scheduled quarterly installments of principal in the direct order of maturity. We paid the first and second quarterly installments and, during the fourth quarter of 2024, made prepayments of $140.0.
The carrying value of our variable interest rate debt, excluding unamortized debt issuance costs, approximates fair value due to the short-term nature of the interest rate benchmark rates. The fair value of the fixed rate debt is estimated based on market observable data for debt with similar prepayment features. The fair value of our debt was $4,423.2 and $4,615.3 at December 31, 2024 and December 31, 2023, respectively, and is considered Level 2 under the fair value hierarchy.
Amounts due under our outstanding borrowings as of December 31, 2024 are as follows:

2025	$1.3
2026	701.5
2027	1.7
2028	923.1
2029	923.5
Thereafter	2,020.0
Total maturities	$4,571.1
Less: capitalized debt issuance costs and original issue discount	(51.1)
Total, including the current portion of long-term debt	$4,520.0
Note 10: Shareholders' Equity
Conversion of Preferred Shares into Ordinary Shares
On June 3, 2024, all 14.4 million outstanding shares of our 5.25% Series A Mandatory Convertible Preferred Shares (“MCPS”) automatically converted into 55.3 million ordinary shares at a conversion rate of 3.8462 ordinary shares per MCPS share. All accumulated preferred dividends were paid prior to the conversion.
Share Repurchase Program
In February 2022, our Board of Directors approved the purchase of up to $1,000.0 of our ordinary shares through open-market purchases, to be executed through December 31, 2023. During the year ended December 31, 2022, we repurchased approximately 10.7 million ordinary shares for $175.0 at an average price of $16.33 per share. All repurchased shares were subsequently retired at an average price of $15.61 per share and were restored as authorized but unissued ordinary shares. In accordance with ASC Topic 505, Equity, we reduced our ordinary shares account by the carrying amount at the time of formal retirement and, due to the difference from the original repurchase share value, an associated loss of $(7.7) was recognized in the Consolidated Statement of Changes in Equity.
In May 2023, our Board of Directors approved the extension of the share repurchase authorization, but reduced the authorization from $1,000.0 to $500.0. During the year ended December 31, 2023, we repurchased approximately 13.8 million ordinary shares for $100.0 at an average price of $7.22 per share and, during the year ended December 31, 2024, we repurchased approximately 34.4 million ordinary shares for $200.0 at an average price of $5.81 per share. All repurchased shares were immediately retired and restored as authorized but unissued ordinary shares. The authorization for this share repurchase program terminated on December 31, 2024.
In December 2024, our Board authorized a new share repurchase program of up to $500.0 of our ordinary shares for a period of two years, from January 1, 2025 through December 31, 2026.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions or as otherwise noted)
Accumulated Other Comprehensive Income (Loss) (“AOCI” or “AOCL”)
The table below provides information about the changes in Accumulated Other Comprehensive Income (Loss) by component and the related amounts reclassified to net earnings during the periods indicated (net of tax). The foreign currency translation adjustment component of AOCL represents the impact of translating foreign subsidiary asset and liability balances from their local currency to USD. The change in each period below was primarily related to foreign subsidiaries whose local currency is GBP.

	Interest rate swaps	Defined benefit pension plans	Foreign currency translation adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2021	$1.1	$(1.4)	$327.0	$326.7
Other comprehensive income (loss) before reclassifications	41.1	2.9	(1,032.5)	(988.5)
Reclassifications from AOCL to net earnings	(4.1)	—	—	(4.1)
Net other comprehensive income (loss)	37.0	2.9	(1,032.5)	(992.6)
Balance as of December 31, 2022	$38.1	$1.5	$(705.5)	$(665.9)
Other comprehensive income (loss) before reclassifications	14.9	(1.1)	194.2	208.0
Reclassifications from AOCL to net earnings	(36.8)	—	(0.6)	(37.4)
Net other comprehensive income (loss)	(21.9)	(1.1)	193.6	170.6
Balance as of December 31, 2023	$16.2	$0.4	$(511.9)	$(495.3)
Other comprehensive income (loss) before reclassifications	16.1	(0.8)	(40.4)	(25.1)
Reclassifications from AOCL to net earnings	(21.6)	—	15.7	(5.9)
Net other comprehensive income (loss)	(5.5)	(0.8)	(24.7)	(31.0)
Balance as of December 31, 2024	$10.7	$(0.4)	$(536.6)	$(526.3)
CPA Global Acquisition Shares
During the year ended December 31, 2022, the Employee Benefit Trust (“EBT”), established for the CPA Global Equity Plan, was terminated after the last remaining 0.5 million treasury shares held in the EBT were sold at an average price of $10.72 per share. Due to the difference from the original value of $30.99 per share as of the CPA Global acquisition date in October 2020, an associated loss of $(11.2) was recognized in the Consolidated Statement of Changes in Equity.
Note 11: Private Placement Warrants
In May 2024, the remaining 17.8 million private placement warrants expired unexercised. These warrants had an exercise price of $11.50 per share and were valued using a Black-Scholes option valuation model and classified as Level 3 financial instruments within the fair value hierarchy. The warrants were subject to remeasurement at each balance sheet date and represented a liability balance of zero and $5.1 as of December 31, 2024 and December 31, 2023, respectively, classified within Accrued expenses and other current liabilities in the Consolidated Balance Sheets. The change in fair value was recognized as a fair value adjustment of warrants in the Consolidated Statements of Operations.
Note 12: Share-based Compensation
We grant share-based awards under the Clarivate Plc 2019 Incentive Award Plan (“the Plan”). A maximum aggregate amount of 60.0 million ordinary shares are reserved for issuance under the Plan. The Plan provides for the issuance of options, share appreciation rights, restricted shares, restricted share units, and cash awards. As of December 31, 2024 and 2023, approximately 20.7 million and 26.8 million shares, respectively, of our ordinary shares were available for share-based awards.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions or as otherwise noted)
Total share-based compensation expense for the years ended December 31, 2024, 2023, and 2022, comprised the following:

	Year Ended December 31,
	2024	2023	2022
Cost of revenues	$14.6	$39.9	$36.3
Selling, general and administrative costs	46.0	69.0	65.9
Total share-based compensation expense	$60.6	$108.9	$102.2
Total income tax provision (benefit) recognized for stock-based compensation arrangements were as follows:

	Year Ended December 31,
	2024	2023	2022
Provision (benefit) for income taxes	$(2.2)	$(8.7)	$(8.3)
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
A summary of RSU and PSU activity for the year ended December 31, 2024, is presented below:

	Year Ended December 31, 2024
	RSUs	RSUs Weighted Average Grant Date Fair Value	PSUs	PSUs Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	10.8	$11.89	2.8	$12.95
Granted	9.1	6.89	2.6	7.77
Vested	(6.6)	12.10	(0.3)	15.15
Forfeited	(1.0)	9.55	(1.1)	9.10
Outstanding at December 31, 2024	12.3	$8.27	4.0	$10.48

Total remaining unamortized compensation costs	$38.0		$11.4

Weighted average remaining service period	0.91 years		1.58 years
The 2024, 2023, and 2022 weighted average grant date fair value for RSUs was $6.89, $10.34, and $12.14 and for PSUs was $7.77, $13.55, and $13.83, respectively.
For the years ended December 31, 2024, 2023, and 2022, the fair value of RSUs vested was $45.3, $62.4, and $39.9, respectively, and the fair value of PSUs vested was insignificant.
Stock Options
No stock option awards have been granted to plan participants since 2019. Outstanding options were granted to plan participants at a price equal to the market price on the grant date, and their fair value was determined using a Black-Scholes model. As of December 31, 2024 and 2023, there was no unrecognized compensation cost related to outstanding stock options. As of December 31, 2024, we have 1.9 million options vested and exercisable at a weighted average exercise price per share of $12.60 with a weighted-average remaining contractual life of 3.4 years.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions or as otherwise noted)
Note 13: Restructuring and Other Impairments
We have engaged in various restructuring programs to strengthen our business and streamline our operations, including taking actions related to the location and use of leased facilities. Our recent restructuring programs include the following:
•Value Creation Plan - During the fourth quarter of 2024, we approved a broad-based plan to optimize our business model, which includes a cost rationalization component. We expect to incur approximately $30 of additional restructuring costs, primarily from a reduction in workforce, a majority of which we expect to incur in 2025.
•Segment Optimization - During the second quarter of 2023, we approved a restructuring plan to reduce operational costs within targeted areas of the Company, with the primary cost savings driver being from a reduction in workforce. This program is now substantially complete.
•ProQuest Acquisition Integration - During the fourth quarter of 2021, we approved a restructuring plan to reduce operational costs within targeted areas of the Company, with the primary cost savings driver being from a reduction in workforce. This program is complete.
•One Clarivate and other restructuring programs - During the second quarter of 2021, we approved a restructuring plan to reduce operational costs within targeted areas of the Company, with the primary cost savings driver being from a reduction in workforce. These programs are complete.
The following table summarizes the pre-tax charges by activity and program during the periods indicated:

	Year Ended December 31,
	2024	2023	2022
Severance and related benefit costs:
Value Creation Plan	$0.5	$—	$—
Segment Optimization	19.9	13.4	—
ProQuest Acquisition Integration	(0.1)	16.7	22.9
One Clarivate and other restructuring programs	—	—	16.3
Total Severance and related benefit costs	20.3	30.1	39.2
Exit and disposal costs:
Value Creation Plan	0.1	—	—
Segment Optimization Program	0.3	—	—
ProQuest Acquisition Integration	—	0.2	2.2
One Clarivate and other restructuring programs	—	—	1.0
Total Exit and disposal costs	0.4	0.2	3.2
Lease abandonment costs:
Value Creation Plan	—	—	—
Segment Optimization	(1.1)	3.7	—
ProQuest Acquisition Integration	—	—	24.3
One Clarivate and other restructuring programs	—	(0.1)	—
Total Lease abandonment costs	(1.1)	3.6	24.3
Restructuring costs	$19.6	$33.9	$66.7

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions or as otherwise noted)
The following table summarizes the pre-tax charges by program and segment during the periods indicated:

	Year Ended December 31,
	2024	2023	2022
Academia & Government:
Value Creation Plan	$0.1	$—	$—
Segment Optimization	7.0	4.8	—
ProQuest Acquisition Integration	(0.1)	9.1	26.5
One Clarivate and other restructuring programs	—	(0.1)	9.7
Total A&G	7.0	13.8	36.2
Intellectual Property:
Value Creation Plan	0.5	—	—
Segment Optimization	5.3	4.6	—
ProQuest Acquisition Integration	—	4.6	15.3
One Clarivate and other restructuring programs	—	—	4.6
Total IP	5.8	9.2	19.9
Life Sciences & Healthcare:
Segment Optimization	6.8	7.7	—
ProQuest Acquisition Integration	—	3.2	7.6
One Clarivate and other restructuring programs	—	—	3.0
Total LS&H	6.8	10.9	10.6
Restructuring costs	$19.6	$33.9	$66.7
The table below summarizes the changes in our restructuring reserves by activity during the periods indicated:

	Severance and related benefit costs	Exit, disposal, and abandonment costs	Total
Reserve balance as of December 31, 2022	$11.5	$0.1	$11.6
Expenses recorded	30.1	3.8	33.9
Payments made	(29.9)	(2.5)	(32.4)
Noncash items	(5.8)	—	(5.8)
Reserve balance as of December 31, 2023	$5.9	$1.4	$7.3
Expenses recorded	20.3	(0.7)	19.6
Payments made	(22.4)	(4.8)	(27.2)
Noncash items	(1.5)	4.1	2.6
Reserve balance as of December 31, 2024	$2.3	$—	$2.3
Other impairments
In the fourth quarter of 2023, we recorded a charge of approximately $6.1 related to the impairment of two equity investments, both of which are now fully impaired.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions or as otherwise noted)
Note 14: Income Taxes
The components of the Provision (benefit) for income taxes by jurisdiction were as follows:

	Year Ended December 31,
	2024	2023	2022
Current
U.K.	$2.3	$(1.2)	$9.7
U.S. Federal	19.0	14.5	(1.1)
U.S. State	3.1	4.4	2.8
Other	36.8	(40.8)	25.4
Total current	61.2	(23.1)	36.8
Deferred
U.K.	0.8	(0.4)	2.2
U.S. Federal	(20.0)	(30.5)	(56.0)
U.S. State	(3.2)	(4.4)	(3.8)
Other	44.1	(42.9)	(8.1)
Total deferred	21.7	(78.2)	(65.7)
Provision (benefit) for income taxes	$82.9	$(101.3)	$(28.9)
The components of Income (loss) before income tax were as follows:

	Year Ended December 31,
	2024	2023	2022
U.K. income (loss)	$(155.4)	$(180.1)	$174.7
U.S. income (loss)	(437.8)	(477.9)	(3,721.5)
Other income (loss)	39.4	(354.5)	(442.3)
Income (loss) before income tax	$(553.8)	$(1,012.5)	$(3,989.1)

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions or as otherwise noted)
While we are a public limited company incorporated under the laws of Jersey, Channel Islands, we are a tax resident of the United Kingdom. The following table presents a reconciliation between the statutory U.K. income tax rate and our effective tax rate:

	Year Ended December 31,
	2024	2023	2022
Income (loss) before income tax	$(553.8)	$(1,012.5)	$(3,989.1)
Provision (benefit) for income taxes	82.9	(101.3)	(28.9)

Statutory rate	25.0%	23.5%	19.0%
Effect of different tax rates	(0.6)%	—%	1.5%
BEAT	(1.2)%	(0.7)%	(0.2)%
Change in tax law	(9.6)%	—%	—%
Valuation allowances	(2.2)%	(4.4)%	(15.2)%
Share-based compensation	(2.4)%	(1.3)%	(0.2)%
Other permanent differences	(1.2)%	(0.6)%	—%
Withholding tax	(0.7)%	(0.5)%	—%
Uncertain tax positions	(0.9)%	7.0%	0.4%
Outside basis difference in foreign subsidiary	(1.6)%	2.1%	(0.1)%
Impairments	(18.8)%	(15.4)%	(6.0)%
Divestitures	(1.1)%	—%	1.3%
Tax credits	1.8%	0.6%	0.1%
Other	(1.5)%	(0.3)%	0.1%
Effective tax rate	(15.0)%	10.0%	0.7%
The income tax provision of $82.9 for the year ended December 31, 2024 was primarily driven by a $53.9 expense related to a new 15% corporate income tax enacted by a tax law change in Jersey, Channel Islands, a $10.2 expense to establish valuation allowances, and expenses from the mix of tax jurisdictions in which pre-tax profits and losses were recognized. These were partially offset by benefits of $16.6 and $14.2 associated with the impairment of intangible assets and goodwill, respectively.
The income tax benefit of $101.3 for the year ended December 31, 2023 was driven by a $70.4 benefit recorded on the settlement of an open tax dispute (inclusive of indirect tax impacts, interest, and penalties), benefits of $33.0 and $22.7 associated with the impairment of intangible assets and goodwill, respectively, and a $21.2 benefit relating to the partial release of valuation allowances. These primary components resulting in the overall income tax benefit were partially offset by expenses from the mix of tax jurisdictions in which pre-tax profits and losses were recognized.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions or as otherwise noted)
Deferred Tax Assets and Liabilities
The tax effects of the significant components of temporary differences giving rise to our deferred income tax assets and liabilities were as follows:

	December 31,
	2024	2023
Accounts receivable	$1.9	$3.6
Accrued expenses	12.2	12.2
Deferred revenue	0.9	2.0
Partnerships outside basis difference	40.9	68.1
Other assets	24.0	44.4
Debt issuance costs	10.4	11.5
Lease liabilities	8.4	10.6
Goodwill	527.4	567.1
Operating losses and tax attributes	835.4	717.9
Total deferred tax assets	1,461.5	1,437.4
Valuation Allowances	(1,279.7)	(1,256.6)
Net deferred tax assets	181.8	180.8

Other identifiable intangible assets, net	(365.1)	(338.9)
Other liabilities	(20.9)	(16.1)
Right-of-use assets	(5.4)	(6.8)
Fixed assets, net	(15.2)	(21.9)
Total deferred tax liabilities	(406.6)	(383.7)
Net deferred tax liabilities	$(224.8)	$(202.9)
Deferred tax assets and liabilities are presented net in the Consolidated Balance Sheets if they are in the same jurisdiction. The components of the net deferred tax liability, as reported in the Consolidated Balance Sheets, were as follows:

	December 31,
	2024	2023
Deferred tax asset	$48.5	$46.7
Deferred tax liability	(273.3)	(249.6)
Net deferred tax liability	$(224.8)	$(202.9)
We are required to assess the realization of our deferred tax assets and the need for a valuation allowance. The assessment requires judgment on the part of management with respect to benefits that could be realized from future taxable income. The valuation allowance was $1,279.7 and $1,256.6 as of December 31, 2024 and 2023, respectively, against certain deferred tax assets, as it more likely than not that such amounts will not be fully realized. During the years ended December 31, 2024 and 2023, the valuation allowance increased by $23.1 and $77.3, respectively.
As of December 31, 2024, we had U.S. federal tax loss carryforwards of $1,698.8, U.K. tax loss carryforwards of $475.0, U.S. state tax loss carryforwards of $923.5, Japan tax loss carryforwards of $40.4, and tax loss carryforwards in other foreign jurisdictions of $145.9. The carryforward period for U.S. federal tax losses is twenty years for losses generated in tax years ended prior to December 31, 2017. The expiration period for these losses begins in 2036. For U.S. losses generated in tax years beginning after January 1, 2018, the carryforward period is indefinite. The carryforward period for the U.K. tax losses is indefinite. The carryforward period for U.S. state losses varies, and the expiration period is between 2024 and 2043. The carryforward period for the Japan tax losses is nine years, and the expiration period begins in 2025. The carryforward period of other losses varies by jurisdiction. As of December 31, 2024, we also had R&D and other tax credit carryforwards of $25.5 that have various carryforward periods, and the expiration period begins in 2027.
We have provided income taxes and withholding taxes in the amount of $12.5 on the undistributed earnings of foreign subsidiaries as of December 31, 2024. In general, we are not permanently reinvesting our foreign earnings offshore.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions or as otherwise noted)
Deferred Tax Valuation Allowance
The following table summarizes the changes in our deferred tax valuation allowance:

	December 31,
	2024	2023	2022
Beginning balance, January 1	$1,256.6	$1,179.3	$546.8
Change charged to expense/(income)	31.1	51.4	657.5
Change charged to CTA	(8.0)	25.9	(17.0)
Change charged to goodwill	—	—	(8.0)
Ending balance, December 31	$1,279.7	$1,256.6	$1,179.3
Uncertain Tax Positions
Unrecognized tax benefits represent the difference between the tax benefits that we are able to recognize for financial reporting purposes and the tax benefits that have been recognized, or are expected to be recognized, in filed tax returns. The total amount of net unrecognized tax benefits that, if recognized, would impact our effective tax rate was $30.8 and $26.0 as of December 31, 2024 and 2023, respectively.
We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of December 31, 2024 and 2023, the amount accrued was $3.2 and $2.6, respectively. Interest and penalties recognized for the years ended December 31, 2024, 2023, and 2022 were $0.7, $(23.2), and $3.0. We estimate possible changes to our uncertain tax positions within the next twelve months to be approximately $1.2.
We file income tax returns in the U.K., the U.S., and various other jurisdictions. As of December 31, 2024, our open tax years subject to examination were 2016 through 2023, which includes the major jurisdictions in the U.K. and the U.S.
The following table summarizes our unrecognized tax benefits, excluding interest and penalties:

	December 31,
	2024	2023	2022
Beginning balance, January 1	$26.0	$83.8	$100.2
Increases for tax positions taken in prior years	3.3	1.1	2.9
Increases for tax positions taken in the current year	2.1	1.6	1.5
Increases for acquisitions (recorded against goodwill)	—	—	1.4
Decreases for tax positions taken in prior years	(0.5)	(54.1)	(19.3)
Decreases related to settlements with tax authorities	—	(6.2)	—
Decreases due to statute expirations	(0.1)	(0.2)	(2.9)
Ending balance, December 31	$30.8	$26.0	$83.8

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions or as otherwise noted)
Note 15: Earnings Per Share
The basic and diluted EPS computations for our ordinary shares are calculated as follows:

	Year Ended December 31,
	2024	2023	2022
Basic EPS
Net income (loss)	$(636.7)	$(911.2)	$(3,960.2)
Dividends on preferred shares	31.3	75.4	75.4
Net income (loss) attributable to ordinary shares	$(668.0)	$(986.6)	$(4,035.6)

Weighted average shares, basic	693.6	671.6	676.1
Basic EPS	$(0.96)	$(1.47)	$(5.97)

Diluted EPS
Net income (loss) attributable to ordinary shares	$(668.0)	$(986.6)	$(4,035.6)
Change in fair value of private placement warrants	—	—	(197.6)
Net income (loss) attributable to ordinary shares, diluted	$(668.0)	$(986.6)	$(4,233.2)

Weighted average shares, basic	693.6	671.6	676.1
Weighted average effect of potentially dilutive shares	—	—	2.5
Weighted average shares, diluted	693.6	671.6	678.6
Diluted EPS	$(0.96)	$(1.47)	$(6.24)
Potential ordinary shares on a gross basis, related to share-based awards and private placement warrants were excluded from diluted EPS in each period presented as their inclusion would have been anti-dilutive. Potential shares of 20.2 million, 32.7 million, and 11.0 million were excluded for the years ended December 31, 2024, 2023, and 2022, respectively. For additional information, see Note 11 - Private Placement Warrants and Note 12 - Share-based Compensation.
As a result of the MCPS conversion described in Note 10 - Shareholders' Equity, during the year ended December 31, 2024, the converted MCPS shares were included in basic EPS for the period subsequent to the conversion. Prior to the conversion, the MCPS shares were evaluated for inclusion in diluted EPS using the if-converted method and, in each period presented, were excluded from diluted EPS as their inclusion would have been antidilutive.
Note 16: Segment Information
As discussed in Note 1 - Nature of Operations and Summary of Significant Accounting Policies, we have organized our business into the following three reportable segments, based on the different products and services we offer and the markets we serve:
•Academia & Government. Working with the scientific and academic community, we empower institutions and libraries to drive research excellence and student outcomes by connecting trusted content, deep expertise, and responsible innovation. Our A&G segment is home to research, education, and library solutions, including Web of Science, ProQuest, Ex Libris, and Innovative.
•Intellectual Property. Our comprehensive intellectual property data, software, and expertise helps companies drive innovation, law firms achieve practice excellence, and organizations worldwide effectively manage and protect critical IP assets. Our IP segment is home to Derwent Innovation, CompuMark, Innography, IPfolio, FoundationIP, and other IP solutions.
•Life Sciences & Healthcare. Our connected data, deep expertise, and intelligence platforms empower life sciences and healthcare organizations with the contextual intelligence needed to deliver safe, effective, and commercially successful treatments and solutions to patients faster. Our LS&H segment is home to comprehensive solutions used by pharma, biotech, and medtech companies, including Cortellis, Medtech, Market Access and Commercialization, and deep consulting expertise.

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions or as otherwise noted)
Our chief operating decision maker (“CODM”) is our chief executive officer (“CEO”), who evaluates performance for our reportable segments based primarily on revenues and Adjusted EBITDA. Our CEO uses these measures predominantly during the annual budgeting process and the quarterly forecast update and reporting process to identify and evaluate investment decisions that provide the best opportunities to accelerate revenue growth and provide incremental margin improvement. Our CEO does not review assets by segment for the purpose of assessing performance or allocating resources due to the significant amount of intangible assets acquired through business combinations, as well as the centralized nature of our working capital management functions.
Significant segment expenses include people-related costs, royalties and other product costs, technology costs (comprised primarily of software licenses and hosting costs), and outside service costs (comprised primarily of professional services and contracted labor). Other costs primarily include facilities costs and product marketing costs.
Adjusted EBITDA represents Net income (loss) before the Provision (benefit) for income taxes, Depreciation and amortization, and Interest expense, net, adjusted to exclude share-based compensation, impairments, restructuring expenses, the impact of certain non-cash fair value adjustments on financial instruments, acquisition and/or disposal-related transaction costs, unrealized foreign currency gains/losses, legal settlements, and other items that are included in Net income (loss) for the period that we do not consider indicative of our ongoing operating performance.
The following table summarizes reportable segment revenues, expenses, and profit and provides a reconciliation of total reportable segment Adjusted EBITDA to Net income (loss) for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
Academia & Government
Revenues	$1,326.4	$1,323.3	$1,280.1
People-related costs	(349.7)	(352.8)	(379.1)
Royalties and other product costs	(248.5)	(247.7)	(253.1)
Technology costs	(80.5)	(75.6)	(69.6)
Outside service costs	(39.9)	(43.0)	(46.2)
Other costs	(44.0)	(45.7)	(46.6)
A&G Adjusted EBITDA	$563.8	$558.5	$485.5
Intellectual Property
Revenues	$811.4	$862.7	$927.1
People-related costs	(283.3)	(277.7)	(272.8)
Royalties and other product costs	(76.1)	(91.3)	(113.5)
Technology costs	(46.3)	(44.6)	(43.0)
Outside service costs	(21.1)	(22.7)	(28.7)
Other costs	(26.1)	(26.0)	(26.1)
IP Adjusted EBITDA	$358.5	$400.4	$443.0
Life Sciences & Healthcare
Revenues	$418.9	$442.8	$452.6
People-related costs	(190.8)	(188.0)	(170.0)
Royalties and other product costs	(37.6)	(43.5)	(42.5)
Technology costs	(27.1)	(24.5)	(21.6)
Outside service costs	(13.0)	(14.4)	(20.6)
Other costs	(12.3)	(14.1)	(13.7)
LS&H Adjusted EBITDA	$138.1	$158.3	$184.2

CLARIVATE PLC
Notes to the Consolidated Financial Statements
(In millions or as otherwise noted)

Total Reportable Segments
Revenues	$2,556.7	$2,628.8	$2,659.8
People-related costs	(823.8)	(818.5)	(821.9)
Royalties and other product costs	(362.2)	(382.5)	(409.1)
Technology costs	(153.9)	(144.7)	(134.2)
Outside service costs	(74.0)	(80.1)	(95.5)
Other costs	(82.4)	(85.8)	(86.4)
Total Reportable Segments Adjusted EBITDA	$1,060.4	$1,117.2	$1,112.7

Reconciliation to net income (loss)
Benefit (provision) for income taxes	(82.9)	101.3	28.9
Depreciation and amortization	(727.0)	(708.3)	(710.5)
Interest expense, net	(283.4)	(293.7)	(270.3)
Share-based compensation expense	(60.6)	(108.9)	(102.2)
Goodwill and intangible asset impairments	(540.7)	(979.9)	(4,449.1)
Restructuring and lease impairments	(19.6)	(40.0)	(66.7)
Fair value adjustment of warrants	5.2	15.9	206.8
Transaction related costs	(17.9)	(8.2)	(14.2)
Other(1)	29.8	(6.6)	304.4
Net income (loss)	$(636.7)	$(911.2)	$(3,960.2)
(1) Includes the net impact of unrealized foreign currency gains and losses and other items that do not reflect our ongoing operating performance. This amount includes a net gain on sale of $54.7 from divestitures in 2024, a gain of $49.4 related to a legal settlement in 2023, and a gain on sale of $278.5 from a divestiture in 2022. See Note 2 - Acquisitions and Divestitures and Note 17 - Commitments and Contingencies for further details.

Long-Lived Assets by Geography
The following table summarizes our long-lived assets by geography, based on physical location. Long-lived assets consists of Property and equipment, net and Operating lease right-of-use assets and excludes Goodwill, Other intangible assets, net, Deferred income taxes, and Other assets.

	Year Ended December 31,
	2024	2023
U.S.	$35.0	$41.0
U.K.	18.1	20.1
India	18.9	9.1
All other	35.1	36.6
Total long-lived assets	$107.1	$106.8
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2024. Based on that evaluation, our CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in the reports required to be filed or submitted under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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
Clarivate’s management, under the supervision and with the participation of the CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013). Based on management’s evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8. Financial Statements and Supplementary Data of this annual report.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
Item 9B. Other Information.
During the quarter ended December 31, 2024, no director or officer (as defined in Rule 16a-1 under the Exchange Act) of the Company adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance.
We incorporate by reference the information responsive to this Item appearing in our definitive Proxy Statement on Schedule 14A for our 2025 Annual General Meeting of Shareholders (“Proxy Statement”), which will be filed no later than 120 days after December 31, 2024.
We have adopted an insider trading policy which governs the purchase, sale, and/or other dispositions of our securities by directors, officers, and employees and other covered persons that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and New York Stock Exchange listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this annual report.
Item 11. Executive Compensation.
We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2024. The information provided in Part II, Item 5 of this annual report is incorporated by reference herein.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2024.
Item 14. Principal Accountant Fees and Services.
We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2024.

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
4.4
First Supplemental Indenture, dated as of May 15, 2020, to the indenture dated as of October 31, 2019 among Camelot Finance S.A., as Issuer, the guarantors party thereto and Wilmington Trust, National Association, as trustee governing the 4.50% Senior Secured Notes due 2026 (incorporated by reference to Exhibit 4.1 to Clarivate’s Quarterly Report on Form 10-Q filed May 10, 2021)

4.5
Second Supplemental Indenture, dated as of March 30, 2021, to the indenture dated as of October 31, 2019 among Camelot Finance S.A., as Issuer, the guarantors party thereto and Wilmington Trust, National Association, as trustee governing the 4.50% Senior Secured Notes due 2026 (incorporated by reference to Exhibit 4.2 to Clarivate’s Quarterly Report on Form 10-Q filed May 10, 2021)

4.6
Third Supplemental Indenture dated as of December 1, 2021, to the indenture dated as of October 31, 2019 among Camelot Finance S.A., as Issuer, the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, governing the Issuer’s 4.50% Senior Secured Notes due 2026 (incorporated by reference to Exhibit 4.1 to Clarivate’s Form 8-K filed December 1, 2021)

4.7
Fourth Supplemental Indenture dated as of April 14, 2022, to the indenture dated as of October 31, 2019 among Camelot Finance S.A., as Issuer, the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, governing the Issuer’s 4.50% Senior Secured Notes due 2026 (incorporated by reference to Exhibit 4.1 to Clarivate’s Quarterly Report on Form 10-Q filed November 6, 2024)

4.8
Fifth Supplemental Indenture dated as of September 13, 2024, to the indenture dated as of October 31, 2019 among Camelot Finance S.A., as Issuer, the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, governing the Issuer’s 4.50% Senior Secured Notes due 2026 (incorporated by reference to Exhibit 4.2 to Clarivate’s Quarterly Report on Form 10-Q filed November 6, 2024)

4.9
Indenture, dated August 19, 2021, between Clarivate Science Holdings Corporation, as Issuer, and Wilmington Trust, National Association, as trustee and collateral agent, relating to the Issuer’s 3.875% senior secured notes due 2028 (incorporated by reference to Exhibit 4.1 to Clarivate’s Form 8-K filed August 19, 2021)

4.10	Form of 3.875% senior secured note due 2028 (included as Exhibit A to Exhibit 4.9 hereto)
4.11
First Supplemental Indenture dated as of December 1, 2021, to the indenture dated as of August 19, 2021 among Clarivate Science Holdings Corporation, as Issuer, the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, governing the Issuer’s 3.875% Senior Secured Notes due 2028 (incorporated by reference to Exhibit 4.2 to Clarivate’s Form 8-K filed December 1, 2021)

4.12
Second Supplemental Indenture dated as of April 14, 2022, to the indenture dated as of August 19, 2021 among Clarivate Science Holdings Corporation, as Issuer, the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, governing the Issuer’s 3.875% Senior Secured Notes due 2028 (incorporated by reference to Exhibit 4.3 to Clarivate’s Quarterly Report on Form 10-Q filed November 6, 2024)

4.13
Third Supplemental Indenture dated as of September 13, 2024, to the indenture dated as of August 19, 2021 among Clarivate Science Holdings Corporation, as Issuer, the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, governing the Issuer’s 3.875% Senior Secured Notes due 2028 (incorporated by reference to Exhibit 4.4 to Clarivate’s Quarterly Report on Form 10-Q filed November 6, 2024)

4.14
Indenture, dated August 19, 2021, between Clarivate Science Holdings Corporation, as Issuer, and Wilmington Trust, National Association, as trustee, relating to the Issuer’s 4.875% senior notes due 2029 (incorporated by reference to Exhibit 4.2 to Clarivate’s Form 8-K filed August 19, 2021)

4.15	Form of 4.875% senior note due 2029 (included as Exhibit A to Exhibit 4.14 hereto)
4.16
First Supplemental Indenture dated as of December 1, 2021, to the indenture dated as of August 19, 2021 among Clarivate Science Holdings Corporation, as Issuer, the guarantors party thereto and Wilmington Trust, National Association, as trustee, governing the Issuer’s 4.875% Senior Notes due 2029 (incorporated by reference to Exhibit 4.3 to Clarivate’s Form 8-K filed December 1, 2021)

4.17
Second Supplemental Indenture dated as of April 14, 2022, to the indenture dated as of August 19, 2021 among Clarivate Science Holdings Corporation, as Issuer, the guarantors party thereto and Wilmington Trust, National Association, as trustee, governing the Issuer’s 4.875% Senior Notes due 2029 (incorporated by reference to Exhibit 4.5 to Clarivate’s Quarterly Report on Form 10-Q filed November 6, 2024)

4.18
Third Supplemental Indenture dated as of September 13, 2024, to the indenture dated as of August 19, 2021 among Clarivate Science Holdings Corporation, as Issuer, the guarantors party thereto and Wilmington Trust, National Association, as trustee, governing the Issuer’s 4.875% Senior Notes due 2029 (incorporated by reference to Exhibit 4.6 to Clarivate’s Quarterly Report on Form 10-Q filed November 6, 2024)

10.1	Investor Rights Agreement dated as of October 1, 2020 (incorporated by reference to Exhibit 10.1 to Clarivate’s Form 8-K filed October 1, 2020)
10.2	Registration Rights Agreement dated as of October 1, 2020 (incorporated by reference to Exhibit 10.2 to Clarivate’s Form 8-K filed October 1, 2020)
10.3	Amendment No. 1 to the Registration Rights Agreement dated as of December 1, 2021 (incorporated by reference to Exhibit 10.1 to Clarivate’s Form 8-K filed December 1, 2021)
10.4	Investment Agreement dated as of March 4, 2024, by and between Clarivate Plc and Exor N.V. (incorporated by reference to Exhibit 10.1 to Clarivate’s Form 8-K filed March 4, 2024)
10.5	Amendment No. 6 dated as of January 31, 2024 to the Credit Agreement dated as of October 31, 2019 (incorporated by reference to Exhibit 10.1 to Clarivate’s Form 8-K filed February 1, 2024)
10.6+
Clarivate Analytics Plc 2019 Incentive Award Plan - Amended and Restated as of May 11, 2020 (incorporated by reference to Exhibit 10.4 to Clarivate’s Quarterly Report on Form 10-Q filed October 29, 2020)

10.7+	Clarivate Plc 2019 Incentive Award Plan – Sub-Plan for Israeli Participants (incorporated by reference to Exhibit 10.1 to Clarivate’s Quarterly Report on Form 10-Q filed May 8, 2024)
10.8+	Clarivate Analytics Plc 2019 Incentive Award Plan - Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.17 to Clarivate’s Annual Report on Form 10-K filed March 2, 2020)
10.9+
Clarivate Analytics Plc 2019 Incentive Award Plan - Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.4 to Clarivate’s Quarterly Report on Form 10-Q filed July 30, 2020)

10.10+
Clarivate Analytics Plc 2019 Incentive Award Plan - Form of Amendment to the 2021 Performance Share Unit Agreement (incorporated by reference to Exhibit 10.15 to Clarivate’s Annual Report on Form 10-K filed March 1, 2023)

10.11+
Clarivate Analytics Plc 2019 Incentive Award Plan - Form of Amendment to the 2022 Performance Share Unit Agreement (incorporated by reference to Exhibit 10.16 to Clarivate’s Annual Report on Form 10-K filed March 1, 2023)

10.12+
Clarivate Plc 2019 Incentive Award Plan – Form of Restricted Share Unit Agreement (Non-Executive Directors) (incorporated by reference to Exhibit 10.2 to Clarivate’s Quarterly Report on Form 10-Q filed May 8, 2024)

10.13+	Clarivate Plc 2019 Incentive Award Plan – Form of Restricted Share Unit Agreement (updated) (incorporated by reference to Exhibit 10.3 to Clarivate’s Quarterly Report on Form 10-Q filed May 8, 2024)
10.14+
Clarivate Plc 2019 Incentive Award Plan – Form of Performance Share Unit Agreement - Executive Officers (updated) (incorporated by reference to Exhibit 10.4 to Clarivate’s Quarterly Report on Form 10-Q filed May 8, 2024)

10.15	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to Clarivate’s Registration Statement on Form F-4 filed April 15, 2019)
10.16+	Executive Severance Plan of Clarivate Plc (incorporated by reference to Exhibit 10.5 to Clarivate's Quarterly Report on Form 10-Q filed July 29, 2021)
10.17+
Employment agreement, dated August 1, 2024, by and between Ex Libris Ltd. and Matitiahu (Matti) Shem Tov (incorporated by reference to Exhibit 10.2 to Clarivate’s Quarterly Report on Form 10-Q filed November 6, 2024)

10.18+	Offer Letter, dated November 29, 2021, by and between Clarivate Plc and Jonathan Collins (incorporated by reference to Exhibit 10.15 to Clarivate’s Annual Report on Form 10-K filed March 10, 2022)
10.19+	Offer Letter, dated March 31, 2023, by and between Clarivate Plc and Henry Levy (incorporated by reference to Exhibit 10.6 to Clarivate’s Quarterly Report on Form 10-Q filed May 8, 2024)
10.20+	Service Agreement, dated May 25, 2022, by and between CPA Limited and Gordon Samson (incorporated by reference to Exhibit 10.1 to Clarivate’s Quarterly Report on Form 10-Q filed August 9, 2022)
10.21+	Employment Agreement, dated March 31, 2023, by and between Ex Libris Ltd. and Bar Veinstein (incorporated by reference to Exhibit 10.5 to Clarivate’s Quarterly Report on Form 10-Q filed May 8, 2024)
10.22+	Offer Letter, dated July 7, 2022, by and between Clarivate Plc and Jonathan Gear (incorporated by reference to Exhibit 10.2 to Clarivate’s Quarterly Report on Form 10-Q filed August 9, 2022)
10.23+
Separation Agreement, dated August 1, 2024, by and between Clarivate Plc and Jonathan Gear (incorporated by reference to Exhibit 10.1 to Clarivate’s Quarterly Report on Form 10-Q filed November 6, 2024)

19.1*	Insider Trading Policy
21.1*	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP
24.1*	Power of Attorney (see signature page)
31*	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Executive Compensation Recoupment Policy (effective October 2, 2023) (incorporated by reference to Exhibit 97 to Clarivate’s Annual Report on Form 10-K filed February 27, 2024)
101*
The following financial information from Clarivate’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
*    Filed herewith.
+     Compensatory plan or arrangement.
Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of London, United Kingdom on February 19, 2025.

CLARIVATE PLC
By:	/s/ Matitiahu Shem Tov
Name: Matitiahu Shem Tov
Title: Chief Executive Officer and Director
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Matitiahu Shem Tov, Jonathan M. Collins, and John K. Doulamis, and each of them, individually, as the undersigned’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for the undersigned and in the undersigned’s name, place and stead in any and all capacities, in connection with this annual report, including to sign in the name and on behalf of the undersigned, this annual report and any and all amendments hereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on February 19, 2025, on behalf of the registrant and in the capacities indicated.

Name	Title

/s/ Matitiahu Shem Tov	Chief Executive Officer and Director
Matitiahu Shem Tov	(Principal Executive Officer)
/s/ Jonathan M. Collins	Executive Vice President and Chief Financial Officer
Jonathan M. Collins	(Principal Financial Officer)
/s/ Michael Easton	Senior Vice President and Chief Accounting Officer
Michael Easton	(Principal Accounting Officer)
/s/ Andrew M. Snyder	Director and Chairman of the Board of Directors
Andrew M. Snyder
/s/ Valeria Alberola	Director
Valeria Alberola
/s/ Michael J. Angelakis	Director
Michael J. Angelakis
/s/ Jane Okun Bomba	Director
Jane Okun Bomba
/s/ Usama N. Cortas	Director
Usama N. Cortas
/s/ Suzanne Heywood	Director
Suzanne Heywood
/s/ Adam T. Levyn	Director
Adam T. Levyn
/s/ Anthony Munk	Director
Anthony Munk
/s/ Dr. Wendell E. Pritchett	Director
Dr. Wendell E. Pritchett
/s/ Saurabh Saha	Director
Saurabh Saha