Form 10-Q
period 2025-03-31
CLARIVATE PLC
filed 2025-04-29
CIK 1764046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes ☐    No ☒
The number of ordinary shares of the Company outstanding as of March 31, 2025, was 683,086,894.

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
•changes in government policy positions, including trade policy, spending priorities, or reductions in government programs, government spending, or research funding;
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

PART I. Financial Information
Item 1. Financial Statements.
CLARIVATE PLC
Condensed Consolidated Balance Sheets (Unaudited)

(In millions)	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash	$354.0	$295.2
Accounts receivable, net	830.5	798.3
Prepaid expenses	101.0	85.9
Other current assets	68.8	65.2
Total current assets	1,354.3	1,244.6
Property and equipment, net	55.1	53.5
Other intangible assets, net	8,341.4	8,441.2
Goodwill	1,566.6	1,566.6
Other non-current assets	71.4	82.2
Deferred income taxes	48.6	48.5
Operating lease right-of-use assets	55.3	53.6
Total assets	$11,492.7	$11,490.2
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$120.0	$124.5
Accrued compensation	88.0	119.2
Accrued expenses and other current liabilities	332.8	310.1
Current portion of deferred revenues	978.8	859.1
Current portion of operating lease liability	21.0	20.6
Total current liabilities	1,540.6	1,433.5
Long-term debt	4,521.1	4,518.7
Other non-current liabilities	74.9	72.5
Deferred income taxes	275.8	273.3
Operating lease liabilities	53.2	53.2
Total liabilities	6,465.6	6,351.2
Commitments and contingencies (Note 13)
Shareholders' equity:
Ordinary Shares, no par value; unlimited shares authorized; 683.1 and 691.4 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	12,935.1	12,978.8
Accumulated other comprehensive loss	(490.6)	(526.3)
Accumulated deficit	(7,417.4)	(7,313.5)
Total shareholders' equity	5,027.1	5,139.0
Total liabilities and shareholders' equity	$11,492.7	$11,490.2
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2025	2024
Revenues	$593.7	$621.2
Operating expenses:
Cost of revenues	207.0	217.8
Selling, general and administrative costs	178.4	191.9
Depreciation and amortization	185.4	179.4
Restructuring and other impairments	24.7	9.5
Other operating expense (income), net	19.0	17.6
Total operating expenses	614.5	616.2
Income (loss) from operations	(20.8)	5.0
Fair value adjustment of warrants	—	(5.2)
Interest expense, net	64.3	70.2
Income (loss) before income tax	(85.1)	(60.0)
Provision (benefit) for income taxes	18.8	15.0
Net income (loss)	(103.9)	(75.0)
Dividends on preferred shares	—	18.8
Net income (loss) attributable to ordinary shares	$(103.9)	$(93.8)

Per share:
Basic	$(0.15)	$(0.14)
Diluted	$(0.15)	$(0.14)

Weighted average shares used to compute earnings per share:
Basic	689.8	666.9
Diluted	689.8	666.9
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
(In millions)	2025	2024
Net income (loss)	$(103.9)	$(75.0)
Other comprehensive income (loss), net of tax:
Interest rate swaps, net of tax of $(1.3) and $0.9	(3.8)	2.6
Foreign currency translation adjustment	39.5	(19.6)
Other comprehensive income (loss), net of tax	35.7	(17.0)
Comprehensive income (loss)	$(68.2)	$(92.0)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Changes in Equity (Unaudited)

	Ordinary Shares		Preferred Shares		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
(In millions)	Shares	Amount	Shares	Amount
Balance at December 31, 2024	691.4	$12,978.8	—	$—	$(526.3)	$(7,313.5)	$5,139.0
Vesting of restricted stock units	5.1	—	—	—	—	—	—
Share-based award activity	(1.7)	6.3	—	—	—	—	6.3
Repurchase and retirement of ordinary shares	(11.7)	(50.0)	—	—	—	—	(50.0)
Net income (loss)	—	—	—	—	—	(103.9)	(103.9)
Other comprehensive income (loss)	—	—	—	—	35.7	—	35.7
Balance at March 31, 2025	683.1	$12,935.1	—	$—	$(490.6)	$(7,417.4)	$5,027.1

	Ordinary Shares		Preferred Shares		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
(In millions)	Shares	Amount	Shares	Amount
Balance at December 31, 2023	666.1	$11,740.5	14.4	$1,392.6	$(495.3)	$(6,645.5)	$5,992.3
Vesting of restricted stock units	3.3	—	—	—	—	—	—
Share-based award activity	(1.2)	6.9	—	—	—	—	6.9
Dividends to preferred shareholders	—	—	—	—	—	(18.8)	(18.8)
Net income (loss)	—	—	—	—	—	(75.0)	(75.0)
Other comprehensive income (loss)	—	—	—	—	(17.0)	—	(17.0)
Balance at March 31, 2024	668.2	$11,747.4	14.4	$1,392.6	$(512.3)	$(6,739.3)	$5,888.4
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In millions)	2025	2024
Cash Flows From Operating Activities
Net income (loss)	$(103.9)	$(75.0)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	185.4	179.4
Share-based compensation	10.7	14.9
Amortization of debt issuance costs	2.9	4.7
Other operating activities	21.6	10.1
Changes in operating assets and liabilities:
Accounts receivable	(33.6)	74.8
Prepaid expenses	(14.7)	(11.8)
Other assets	1.9	(3.0)
Accounts payable	(5.8)	(37.3)
Accrued expenses and other current liabilities	(3.9)	(10.0)
Deferred revenues	111.3	31.0
Operating leases, net	(1.5)	(1.8)
Other liabilities	0.8	0.2
Net cash provided by operating activities	171.2	176.2
Cash Flows From Investing Activities
Capital expenditures	(60.9)	(64.4)
Net cash provided by (used for) investing activities	(60.9)	(64.4)
Cash Flows From Financing Activities
Principal payments on term loans	—	(47.4)
Payment of debt issuance costs and discounts	—	(20.0)
Repurchases of ordinary shares	(50.0)	—
Cash dividends on preferred shares	—	(18.9)
Payments related to tax withholding for share-based compensation	(6.4)	(8.6)
Other financing activities	(0.2)	(0.3)
Net cash provided by (used for) financing activities	(56.6)	(95.2)
Effects of exchange rates	5.1	(6.3)
Net change in cash and cash equivalents, including restricted cash	58.8	10.3
Cash and cash equivalents, including restricted cash, beginning of period	295.2	370.7
Cash and cash equivalents, including restricted cash, end of period	$354.0	$381.0
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
We are a leading global provider of transformative intelligence. We connect people and organizations to the intelligence they can trust to transform their perspective, their work, and our world. We support the entire innovation lifecycle, from cultivating curiosity to protecting the world’s critical intellectual property assets. We offer enriched data, insights & analytics, workflow solutions, and expert services to our customers in the Academia & Government (“A&G”), Intellectual Property (“IP”), and Life Sciences & Healthcare (“LS&H”) end markets, which form the basis of our three reportable segments, organized by the different products and services we offer and the markets we serve. For additional information on our reportable segments, see Note 12 - Segment Information.
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include our accounts and the accounts of our wholly owned subsidiaries. In our opinion, these interim statements reflect all adjustments necessary to a fair statement of the results for the periods presented, and such adjustments are of a normal, recurring nature. Results from interim periods should not be considered indicative of results for the full year. The financial statements included herein should be read in conjunction with the financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2024. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. All significant intercompany transactions and balances have been eliminated in consolidation. Cash and cash equivalents is comprised of cash on hand and short-term deposits with an original maturity at the date of purchase of three months or less, and includes restricted cash of $11.4 and $10.5 as of March 31, 2025 and December 31, 2024, respectively.
Certain reclassifications of prior period amounts have been made to conform to the current period presentation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the Condensed Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates. The most significant of these estimates relate to the initial valuation of acquired long-lived and intangible assets and goodwill, subsequent impairment analyses, and income taxes. We evaluate these estimates, assumptions, and judgments on an ongoing basis by reference to our historical experience and other factors, including worsening macroeconomic and market conditions, sustained declines in our share price, and expectations of future events that we believe are reasonable under the circumstances.
Significant Accounting Policies
Our significant accounting policies are those that we believe are important to the portrayal of our financial condition and results of operations, as well as those that involve significant judgments or estimates about matters that are inherently uncertain. There have been no material changes to the significant accounting policies discussed in Note 1 - Nature of Operations and Summary of Significant Accounting Policies included in Part II, Item 8 of our annual report on Form 10-K for the year ended December 31, 2024.
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
Note 2: Revenues
We provide solutions to our customers primarily through subscription arrangements and re-occurring contracts. We also provide transactional offerings that are typically quoted on a product, data set, or project basis.
•Subscription-based revenues. Recurring revenues that we typically earn under annual contracts, pursuant to which we license the right to use our products to our customers or provide maintenance services over a contractual term. We invoice and collect the subscription fee at the beginning of the subscription period. For multi-year agreements, we generally invoice customers annually at the beginning of each annual coverage period. Cash received or receivable in advance of completing the performance obligations is included in deferred revenue. We recognize subscription revenue ratably over the contractual term as the access or service is provided.
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
The following table presents our revenues disaggregated by transaction type (see Note 12 - Segment Information for our revenues disaggregated by segment):

	Three Months Ended March 31,
	2025	2024
Subscription revenues	$388.6	$403.1
Re-occurring revenues	105.9	102.5
Transactional revenues	99.2	115.6
Revenues	$593.7	$621.2
The following table presents our contract balances:

	March 31, 2025	December 31, 2024
Accounts receivable, net	830.5	798.3
Current portion of deferred revenues	978.8	859.1
Non-current portion of deferred revenues(1)	17.4	16.6
(1) Included in Other non-current liabilities on the Condensed Consolidated Balance Sheets.
During the three months ended March 31, 2025, we recognized revenues of $312.6 attributable to deferred revenues recorded at the beginning of the period, primarily consisting of subscription revenues recognized ratably over the contractual term.
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

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions or as otherwise noted)
Note 3: Other Intangible Assets, Net
The following table summarizes the gross carrying amounts and accumulated amortization of our identifiable intangible assets by major class:

	March 31, 2025			December 31, 2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$7,790.7	$(1,598.6)	$6,192.1	$7,773.9	$(1,515.9)	$6,258.0
Technology and content	2,761.0	(1,263.7)	1,497.3	2,748.8	(1,204.6)	1,544.2
Computer software	1,106.9	(641.7)	465.2	1,060.6	(609.2)	451.4
Trade names and other	89.4	(59.5)	29.9	88.4	(57.7)	30.7
Definite-lived intangible assets	$11,748.0	$(3,563.5)	$8,184.5	$11,671.7	$(3,387.4)	$8,284.3
Indefinite-lived trade names	156.9	—	156.9	156.9	—	156.9
Total intangible assets	$11,904.9	$(3,563.5)	$8,341.4	$11,828.6	$(3,387.4)	$8,441.2
Intangible assets amortization expense was $180.6 and $174.5 during the three months ended March 31, 2025, and 2024, respectively.
Note 4: Derivative Instruments
We are exposed to various market risks, including foreign currency exchange rate risk and interest rate risk. We use derivative instruments to manage these risk exposures. We enter into foreign currency contracts and cross-currency swaps to help manage our exposure to foreign currency exchange rate risk and we use interest rate swaps to mitigate interest rate risk. We assess the fair value of these instruments by considering current and anticipated movements in future interest rates and the relevant currency spot and future rates available in the market. Accordingly, these instruments are classified within Level 2 of the fair value hierarchy.
Interest Rate Swaps
We have interest rate swap arrangements with counterparties to reduce our exposure to variability in cash flows relating to interest payments on our outstanding term loan arrangements. We have designated the interest rate swaps as cash flow hedges of the risk associated with floating interest rates on designated future monthly interest payments. For additional information on our outstanding term loan facility, see Note 6 - Debt. As of March 31, 2025, our outstanding interest rate swaps have an aggregate notional value of $747.9 and mature in October 2026.
The fair value of the interest rate swaps is the estimated amount that we would receive or pay to terminate such agreements, taking into account market interest rates and the remaining time to maturities or using market inputs with mid-market pricing as a practical expedient for bid-ask spread. Changes in fair value are recorded in Accumulated other comprehensive loss (“AOCL”) in the Condensed Consolidated Balance Sheets with a related offset in derivative asset or liability, and the amounts reclassified out of AOCL are recorded to Interest expense, net in the Condensed Consolidated Statements of Operations. Any gain or loss will be subsequently reclassified into net earnings in the same period during which transactions affect earnings, or upon termination of the arrangements. For additional information on changes recorded to AOCL, see Note 7 - Shareholders' Equity. As of March 31, 2025, we estimate that approximately $7.4 of pre-tax gain related to interest rate swaps recorded in AOCL will be reclassified into earnings within the next 12 months.
Cross-Currency Swaps
In July 2023, we entered into a cross-currency swap that matures in 2026 to mitigate foreign currency exposure related to our net investment in various euro-functional-currency consolidated subsidiaries. This swap is designated and qualifies as a net investment hedge. We elected to assess the effectiveness of this net investment hedge based on changes in spot rates and are amortizing the portion of the net investment hedge that was excluded from the assessment of effectiveness over the life of the swap within Interest expense, net in the Condensed Consolidated Statements of Operations. The notional amount of the cross-currency swap associated with euro-denominated subsidiary net investments was €100.0 as of March 31, 2025.

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
We recognize the associated realized and unrealized gains and losses in Other operating expense (income), net in the Condensed Consolidated Statements of Operations. We recognized a (gain) loss from the fair value adjustment of $(2.3) and $1.7 for the three months ended March 31, 2025 and 2024, respectively. The notional amount of outstanding foreign currency contracts was $172.0 and $91.1 as of March 31, 2025 and December 31, 2024, respectively.
The following table provides information on the location and fair value amounts of our derivative instruments:

	Balance Sheet Classification	March 31, 2025	December 31, 2024
Asset Derivatives
Designated as accounting hedges:
Interest rate swaps	Other non-current assets	9.6	14.7
Cross-currency swaps	Other non-current assets	0.3	3.7
Not designated as accounting hedges:
Foreign currency forwards	Other current assets	1.4	—
Total Asset Derivatives		$11.3	$18.4

Liability Derivatives
Not designated as accounting hedges:
Foreign currency forwards	Accrued expenses and other current liabilities	0.2	1.1
Total Liability Derivatives		$0.2	$1.1
Note 5: Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2025	December 31, 2024
Liabilities due to customers	$67.5	$84.8
Accrued royalties	77.3	79.3
Miscellaneous accruals	188.0	146.0
Accrued expenses and other current liabilities	$332.8	$310.1

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions or as otherwise noted)
Note 6: Debt
The following table summarizes our total indebtedness:

		March 31, 2025		December 31, 2024
Type	Maturity	Effective Interest Rate	Carrying Value	Effective Interest Rate	Carrying Value
Senior Secured Notes	2026	4.500%	700.0	4.500%	700.0
Senior Secured Notes	2028	3.875%	921.2	3.875%	921.2
Senior Notes	2029	4.875%	921.4	4.875%	921.4
Revolving Credit Facility	2029	7.075%	—	7.107%	—
Term Loan Facility	2031	7.075%	1,999.2	7.107%	1,999.2
Finance lease	2036	6.936%	29.0	6.936%	29.3
Total debt outstanding			$4,570.8		$4,571.1
Debt discounts and issuance costs			(48.4)		(51.1)
Current portion of long-term debt			(1.3)		(1.3)
Long-term debt			$4,521.1		$4,518.7
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
Senior Secured Notes (2028) and Senior Notes (2029)
Interest on the Senior Secured Notes due 2028 and the Senior Notes due 2029 is payable semi-annually to holders of record on June 30 and December 30 of each year. The Senior Secured Notes due 2028 are secured on a first-lien pari passu basis with borrowings under our credit facilities and Senior Secured Notes due 2026. Both series of notes are guaranteed on a joint and several basis by each of our indirect subsidiaries that is an obligor or guarantor under our credit facilities and Senior Secured Notes due 2026.
The Credit Facilities
Revolving Credit Facility (2029)
Our $700.0 revolving credit facility provides for revolving loans, same-day borrowings, and letters of credit (with a sublimit of $77.0). Proceeds of loans made under the revolving credit facility may be borrowed, repaid, and reborrowed prior to maturity. As of March 31, 2025, letters of credit totaling $7.2 were collateralized by the revolving credit facility.
Term Loan Facility (2031)
Our $2,150.0 term loan facility amortizes in equal quarterly installments equivalent to a rate of 1.00% per annum, with the remaining balance due at maturity. Optional principal prepayments are applied against the scheduled quarterly installments in the order of upcoming maturities.
The carrying value of our variable interest rate debt, excluding unamortized debt issuance costs, approximates fair value due to the short-term nature of the interest rate benchmark rates. The fair value of our fixed rate debt is estimated based on market observable data for debt with similar prepayment features. As of March 31, 2025 and December 31, 2024, the fair value of our debt was $4,356.1 and $4,423.2, respectively, and is considered Level 2 under the fair value hierarchy.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions or as otherwise noted)
Note 7: Shareholders' Equity
Share Repurchase Program
In December 2024, our Board authorized a new share repurchase program of up to $500.0 of our ordinary shares for a period of two years, from January 1, 2025 through December 31, 2026. During the three months ended March 31, 2025, we repurchased approximately 11.7 million ordinary shares for $50.0 at an average price of $4.29 per share. All repurchased shares were immediately retired and restored as authorized but unissued ordinary shares. As of March 31, 2025, we had $450.0 of availability remaining under the share repurchase program.
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

	Three Months Ended March 31, 2025
	Interest rate swaps	Defined benefit pension plans	Foreign currency translation adjustment	AOCL
Balance as of December 31, 2024	$10.7	$(0.4)	$(536.6)	$(526.3)
Other comprehensive income (loss) before reclassifications	(1.1)	—	39.8	38.7
Reclassifications from AOCL to net earnings	(2.7)	—	(0.3)	(3.0)
Net other comprehensive income (loss)	(3.8)	—	39.5	35.7
Balance as of March 31, 2025	$6.9	$(0.4)	$(497.1)	$(490.6)

	Three Months Ended March 31, 2024
	Interest rate swaps	Defined benefit pension plans	Foreign currency translation adjustment	AOCL
Balance as of December 31, 2023	$16.2	$0.4	$(511.9)	$(495.3)
Other comprehensive income (loss) before reclassifications	11.5	—	(19.3)	(7.8)
Reclassifications from AOCL to net earnings	(8.9)	—	(0.3)	(9.2)
Net other comprehensive income (loss)	2.6	—	(19.6)	(17.0)
Balance as of March 31, 2024	$18.8	$0.4	$(531.5)	$(512.3)
Note 8: Restructuring and Other Impairments
We have engaged in various restructuring programs to strengthen our business and streamline our operations, including taking actions related to the location and use of leased facilities. Our recent restructuring programs include the following:
•Value Creation Plan - During the fourth quarter of 2024, we approved a broad-based plan to optimize our business model, which includes a cost rationalization component. We expect to incur approximately $9 of additional restructuring costs, primarily from a reduction in workforce, a majority of which we expect to incur in 2025.
•Segment Optimization - During the second quarter of 2023, we approved a restructuring plan to reduce operational costs within targeted areas of the Company, with the primary cost savings driver being from a reduction in workforce. This program is substantially complete.
•ProQuest Acquisition Integration - During the fourth quarter of 2021, we approved a restructuring plan to reduce operational costs within targeted areas of the Company, with the primary cost savings driver being from a reduction in workforce. This program is complete.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions or as otherwise noted)
The following table summarizes the pre-tax charges by activity and program during the periods indicated:

	Three Months Ended March 31,
	2025	2024
Severance and related benefit costs:
Value Creation Plan	$24.0	$—
Segment Optimization	0.4	9.5
ProQuest Acquisition Integration	—	(0.1)
Total Severance and related benefit costs	24.4	9.4
Exit and disposal costs:
Value Creation Plan	0.3	—
Segment Optimization	—	0.1
Total Exit and disposal costs	0.3	0.1
Restructuring and other impairments	$24.7	$9.5
The following table summarizes the pre-tax charges by program and segment during the periods indicated:

	Three Months Ended March 31,
	2025	2024
Academia & Government:
Value Creation Plan	$12.3	$—
Segment Optimization	—	4.0
ProQuest Acquisition Integration	—	(0.1)
Total A&G	12.3	3.9
Intellectual Property:
Value Creation Plan	6.2	—
Segment Optimization	0.3	2.6
Total IP	6.5	2.6
Life Sciences & Healthcare:
Value Creation Plan	5.8	—
Segment Optimization	0.1	3.0
Total LS&H	5.9	3.0
Restructuring and other impairments	$24.7	$9.5
The table below summarizes the changes in our restructuring reserves by activity during the periods indicated:

	Severance and related benefit costs	Exit and disposal costs	Total
Reserve balance as of December 31, 2023	$5.9	$1.4	$7.3
Expenses recorded	9.4	0.1	9.5
Payments made	(12.1)	(1.5)	(13.6)
Noncash items	(0.6)	—	(0.6)
Reserve balance as of March 31, 2024	$2.6	$—	$2.6

Reserve balance as of December 31, 2024	$2.3	$—	$2.3
Expenses recorded	24.4	0.3	24.7
Payments made	(15.3)	(0.1)	(15.4)
Noncash items	(2.0)	(0.2)	(2.2)
Reserve balance as of March 31, 2025	$9.4	$—	$9.4

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions or as otherwise noted)
Note 9: Other Operating Expense (Income), Net
Other operating expense (income), net, consisted of the following:

	Three Months Ended March 31,
	2025	2024
Loss on divestiture(1)	$—	$15.8
Net foreign exchange loss (gain)	20.7	0.2
Miscellaneous expense (income), net	(1.7)	1.6
Other operating expense (income), net	$19.0	$17.6
(1) Related to the sale of Valipat, a small product group within our IP segment.
Note 10: Income Taxes
We compute our provision (benefit) for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income (loss) and adjust the provision for discrete tax items recorded in the period.
The income tax provision of $18.8 and $15.0 for the three months ended March 31, 2025 and 2024, respectively, was primarily due to the mix of jurisdictions in which pre-tax profits and losses were recognized.
Note 11: Earnings Per Share
The basic and diluted EPS computations for our ordinary shares are calculated as follows:

	Three Months Ended March 31,
	2025	2024
Basic EPS
Net income (loss)	$(103.9)	$(75.0)
Dividends on preferred shares	—	18.8
Net income (loss) attributable to ordinary shares	$(103.9)	$(93.8)

Weighted average shares, basic	689.8	666.9
Basic EPS	$(0.15)	$(0.14)

Diluted EPS
Net income (loss) attributable to ordinary shares, diluted	$(103.9)	$(93.8)

Weighted average shares, basic	689.8	666.9
Weighted average effect of potentially dilutive shares	—	—
Weighted average shares, diluted	689.8	666.9
Diluted EPS	$(0.15)	$(0.14)
Potential ordinary shares on a gross basis of 14.0 and 29.2 related to share-based awards and private placement warrants were excluded from diluted EPS for the three months ended March 31, 2025 and 2024, respectively, as their inclusion would have been antidilutive.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions or as otherwise noted)
Note 12: Segment Information
As discussed in Note 1 - Nature of Operations and Summary of Significant Accounting Policies, we have organized our business into three reportable segments: Academia & Government, Intellectual Property, and Life Sciences & Healthcare.
Our chief operating decision maker (“CODM”) evaluates performance for our reportable segments based primarily on revenues and Adjusted EBITDA. Adjusted EBITDA represents Net income (loss) before the Provision (benefit) for income taxes, Depreciation and amortization, and Interest expense, net, adjusted to exclude share-based compensation, impairments, restructuring expenses, the impact of certain non-cash fair value adjustments on financial instruments, acquisition and/or disposal-related transaction costs, unrealized foreign currency gains/losses, legal settlements, and other items that are included in Net income (loss) for the period that we do not consider indicative of our ongoing operating performance.
Significant segment expenses include people-related costs, royalties and other product costs, technology costs (comprised primarily of software licenses and hosting costs), and outside service costs (comprised primarily of professional services and contracted labor). Other costs primarily include facilities costs and product marketing costs.
The following tables summarize reportable segment revenues, expenses, and profit and provides a reconciliation of total reportable segment Adjusted EBITDA to Net income (loss) for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Academia & Government
Revenues	$302.7	$317.7
People-related costs	(86.2)	(92.2)
Royalties and other product costs	(55.1)	(61.0)
Technology costs	(19.6)	(20.0)
Outside service costs	(9.1)	(10.5)
Other costs	(8.9)	(10.5)
A&G Adjusted EBITDA	$123.8	$123.5
Intellectual Property
Revenues	$192.7	$200.9
People-related costs	(72.7)	(73.3)
Royalties and other product costs	(18.0)	(22.1)
Technology costs	(12.3)	(11.4)
Outside service costs	(5.7)	(4.8)
Other costs	(5.2)	(6.2)
IP Adjusted EBITDA	$78.8	$83.1
Life Sciences & Healthcare
Revenues	$98.3	$102.6
People-related costs	(46.8)	(50.8)
Royalties and other product costs	(8.8)	(9.2)
Technology costs	(7.0)	(6.4)
Outside service costs	(2.6)	(3.2)
Other costs	(2.5)	(3.3)
LS&H Adjusted EBITDA	$30.6	$29.7

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions or as otherwise noted)

	Three Months Ended March 31,
	2025	2024
Total Reportable Segments
Revenues	$593.7	$621.2
People-related costs	(205.7)	(216.3)
Royalties and other product costs	(81.9)	(92.3)
Technology costs	(38.9)	(37.8)
Outside service costs	(17.4)	(18.5)
Other costs	(16.6)	(20.0)
Total Reportable Segments Adjusted EBITDA	$233.2	$236.3
Benefit (provision) for income taxes	(18.8)	(15.0)
Depreciation and amortization	(185.4)	(179.4)
Interest expense, net	(64.3)	(70.2)
Share-based compensation expense	(11.1)	(15.4)
Restructuring and lease impairments	(24.7)	(9.5)
Fair value adjustment of warrants	—	5.2
Transaction related costs	(6.3)	(4.4)
Other(1)	(26.5)	(22.6)
Net income (loss)	$(103.9)	$(75.0)
(1) Includes the net impact of foreign exchange gains and losses related to the remeasurement of balances and other items that do not reflect our ongoing operating performance. The three months ended March 31, 2024 also includes a $15.8 loss on the divestiture described in Note 9 - Other Operating Expense (Income), Net.

Our CODM does not review assets by segment for the purpose of assessing performance or allocating resources due to the significant amount of intangible assets acquired through business combinations, as well as the centralized nature of our working capital management functions.
Note 13: Commitments and Contingencies
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our historical financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2024 and the financial statements and related notes included elsewhere in this quarterly report on Form 10-Q. Certain statements in this section are forward-looking statements as described in the Cautionary Note Regarding Forward-Looking Statements of this quarterly report. The risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements include, but are not limited to, factors described in Item 1A. Risk Factors of this quarterly report and Item 1A. Risk Factors in our most recently filed annual report on Form 10-K.
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
Our organic ACV grew 1.2% compared to March 31, 2024, primarily driven by price increases. Our total ACV of $1,526.1 as of March 31, 2025 declined 3.6% compared to $1,583.3 as of March 31, 2024, primarily due to the ScholarOne divestiture in November 2024 and the wind-down of certain product groups beginning in the first quarter of 2025.
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
Our annual renewal rate for the three months ended March 31, 2025 and 2024 was 94% and 93%, respectively.
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
Results of Operations

	Three Months Ended March 31,
	2025	2024	% Change
Revenues	$593.7	$621.2	(4)%
Operating expenses:
Cost of revenues	207.0	217.8	(5)%
Selling, general and administrative costs	178.4	191.9	(7)%
Depreciation and amortization	185.4	179.4	3%
Restructuring and other impairments	24.7	9.5	N/M
Other operating expense (income), net	19.0	17.6	8%
Total operating expenses	614.5	616.2
Income (loss) from operations	(20.8)	5.0
Fair value adjustment of warrants	—	(5.2)	N/M
Interest expense, net	64.3	70.2	(8)%
Income (loss) before income tax	(85.1)	(60.0)
Provision (benefit) for income taxes	18.8	15.0	25%
Net income (loss)	(103.9)	(75.0)
Dividends on preferred shares	—	18.8	N/M
Net income (loss) attributable to ordinary shares	$(103.9)	$(93.8)
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
•In November 2024, we completed the sale of our ScholarOne product group within our A&G segment.
•In April 2024, we completed the sale of our Valipat product group within our IP segment.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions or as otherwise noted)
Revenues
The tables below present the changes in revenues by transaction type, segment, and geography, as well as the components driving the changes between periods.
Revenues by transaction type

	Three Months Ended March 31,		Change		% of Change
	2025	2024	$	%	Acquisitions	Disposals	FX	Organic
Subscription	$388.6	$403.1	$(14.5)	(3.6)%	0.2%	(2.3)%	(0.9)%	(0.6)%
Re-occurring	105.9	102.5	3.4	3.3%	—%	—%	(2.0)%	5.3%
Recurring revenues	494.5	505.6	(11.1)	(2.2)%	0.2%	(1.9)%	(1.1)%	0.6%
Transactional	99.2	115.6	(16.4)	(14.2)%	0.3%	(11.6)%	(0.6)%	(2.3)%
Revenues	$593.7	$621.2	$(27.5)	(4.4)%	0.2%	(3.9)%	(1.0)%	0.3%
Subscription revenues decreased primarily due to the ScholarOne product group divestiture and product group wind-down within LS&H. Re-occurring revenues increased primarily due to higher IP patent renewal volumes. Transactional revenues decreased primarily due to the Valipat product group divestiture and product group wind-downs within A&G.
Revenues by segment

	Three Months Ended March 31,		Change		% of Change
	2025	2024	$	%	Acquisitions	Disposals	FX	Organic
A&G	$302.7	$317.7	$(15.0)	(4.7)%	—%	(4.6)%	(0.8)%	0.7%
IP	192.7	200.9	(8.2)	(4.1)%	0.2%	(4.1)%	(1.5)%	1.3%
LS&H	98.3	102.6	(4.3)	(4.2)%	0.8%	(1.2)%	(0.8)%	(3.0)%
Revenues	$593.7	$621.2	$(27.5)	(4.4)%	0.2%	(3.9)%	(1.0)%	0.3%
A&G segment revenues decreased, as subscription growth driven by price increases was offset by the ScholarOne product group divestiture and product group wind-downs within A&G. IP segment revenues decreased primarily due to the Valipat product group divestiture, partially offset by higher IP patent renewal volumes. LS&H segment revenues decreased primarily due to lower subscription revenues and the product group wind-down within LS&H.
Revenues by geography

	Three Months Ended March 31,		Change		% of Change
	2025	2024	$	%	Acquisitions	Disposals	FX	Organic
Americas	$321.1	$330.3	$(9.2)	(2.8)%	0.4%	(3.3)%	(0.5)%	0.6%
EMEA	151.7	168.5	(16.8)	(10.0)%	0.1%	(6.9)%	(1.6)%	(1.6)%
APAC	120.9	122.4	(1.5)	(1.2)%	—%	(1.5)%	(1.6)%	1.9%
Revenues	$593.7	$621.2	$(27.5)	(4.4)%	0.2%	(3.9)%	(1.0)%	0.3%
Americas revenues decreased primarily due to the ScholarOne divestiture, partially offset by higher contributions from A&G subscription revenues. EMEA (Europe/Middle East/Africa) revenues decreased primarily due to the Valipat and ScholarOne product group divestitures and lower LS&H transactional revenues. APAC (Asia Pacific) revenues decreased due to a stronger dollar against APAC currencies and the Valipat product group divestiture, partially offset by A&G subscription growth.
Cost of revenues
Cost of revenues consists of costs related to the production, servicing, and maintenance of our products and are composed primarily of related personnel costs, data center services and licensing costs, and costs to acquire or produce content including royalty fees.
The decrease of 5.0% compared to the three months ended March 31, 2024 was primarily driven by reduced royalty fees and the Valipat product group divestiture. As a percentage of revenues, Cost of revenues was consistent with the prior year period.

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
The decrease of 7.0% compared to the three months ended March 31, 2024 was primarily driven by cost management and reductions in share-based compensation expense. As a percentage of revenues, SG&A costs decreased by 0.9% from the prior year period.
Depreciation and amortization
Depreciation expense relates to our fixed assets, including computer hardware, leasehold improvements, and furniture and fixtures. Amortization expense relates to our definite-lived intangible assets, including customer relationships, technology and content, internally generated computer software, and trade names.
The increase of 3.3% compared to the three months ended March 31, 2024 was primarily driven by increased investment in internally developed software and content assets.
Restructuring and other impairments
Restructuring and other impairment expense includes costs associated with certain involuntary termination benefits, contract terminations, and other exit or disposal activities.
First quarter 2025 charges were associated with the Value Creation Plan, which began in the fourth quarter of 2024 and is expected to be substantially completed by the end of 2025. First quarter 2024 charges related to the Segment Optimization Program, which was substantively completed in 2024. For further information regarding each of our restructuring initiatives and impairment impacts, see Note 8 - Restructuring and Other Impairments included in Part I, Item 1 of this quarterly report.
Other operating expense (income), net
The increased expense of $1.4 compared to the three months ended March 31, 2024 was driven by the net impact of realized and unrealized gains and losses on foreign currency transactions, with the largest impacts derived from transactions denominated in GBP, offset by a $15.8 loss on divestiture in the prior year period. For further information, see Note 9 - Other Operating Expense (Income), Net included in Part I, Item 1 of this quarterly report.
Interest expense, net
The decrease of 8.4% compared to the three months ended March 31, 2024 was driven by lower outstanding borrowings on our new term loan facility.
Provision (benefit) for income taxes
The income tax provision of $18.8 and $15.0 for the three months ended March 31, 2025 and 2024, respectively, was primarily due to the mix of jurisdictions in which pre-tax profits and losses were recognized. The current quarter effective tax rate may not be indicative of our effective tax rates for future periods.
In December 2021, the Organization for Economic Co-operation and Development (“OECD”) issued model rules for a new global minimum tax framework under its “Pillar Two” initiative, and various governments around the world have issued, or have announced that they plan to issue, legislation consistent with the OECD model rules. We are within the scope of the OECD Pillar Two model rules.
During the third quarter of 2023, the United Kingdom enacted legislation consistent with the OECD model rules, which became effective January 1, 2024. Based on our most recent tax filings, country-by-country reporting, and financial information available, we believe that most of the jurisdictions in which we operate will meet the requirements for transitional safe harbor relief. Therefore, we do not expect the global minimum tax to have a material impact in 2025. However, future legislation or changes in our financial results could materially increase our global minimum tax expense.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions or as otherwise noted)
Adjusted EBITDA and Adjusted EBITDA margin (non-GAAP measures)
The following table presents our calculation of Adjusted EBITDA and Adjusted EBITDA margin for the three months ended March 31, 2025 and 2024, and reconciles these non-GAAP measures to our Net income (loss) and Net income (loss) margin for the same periods:

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$(103.9)	$(75.0)
Provision (benefit) for income taxes	18.8	15.0
Depreciation and amortization	185.4	179.4
Interest expense, net	64.3	70.2
Share-based compensation expense	11.1	15.4
Restructuring and other impairments	24.7	9.5
Fair value adjustment of warrants	—	(5.2)
Transaction related costs	6.3	4.4
Other(1)	26.5	22.6
Adjusted EBITDA	$233.2	$236.3

Net income (loss) margin	(17.5)%	(12.1)%
Adjusted EBITDA margin	39.3%	38.0%
(1) Includes the net impact of foreign exchange gains and losses related to the remeasurement of balances and other items that do not reflect our ongoing operating performance. The three months ended March 31, 2024 also includes a $15.8 loss on the divestiture described in Note 9 - Other Operating Expense (Income), Net.

Liquidity and Capital Resources
We finance our operations primarily through cash generated by operating activities and through borrowing activities. As of March 31, 2025, we had $354.0 of cash and cash equivalents (including restricted cash of $11.4) and $692.8 of available borrowing capacity under our revolving credit facility.
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
The following table presents our cash flows by activity for the periods presented:

	Three Months Ended March 31,		Change
	2025	2024	$	%
Net cash provided by operating activities	$171.2	$176.2	$(5.0)	(3)%
Net cash provided by (used for) investing activities	$(60.9)	$(64.4)	$3.5	(5)%
Net cash provided by (used for) financing activities	$(56.6)	$(95.2)	$38.6	(41)%
The decrease in net cash provided by operating activities was primarily due to an increase in restructuring costs.
The decrease in net cash used for investing activities was due to lower capital spending.
The decrease in net cash used for financing activities was primarily due to the prior year period payments towards our term loans, refinancing fees, and MCPS dividends, partially offset by the $50.0 used in the current year period to repurchase our ordinary shares.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions or as otherwise noted)
Free cash flow (non-GAAP measure)
The following table reconciles our non-GAAP Free cash flow measure to Net cash provided by operating activities for the periods presented:

	Three Months Ended March 31,		Change
	2025	2024	$	%
Net cash provided by operating activities	$171.2	$176.2	$(5.0)	(3)%
Capital expenditures	(60.9)	(64.4)	3.5	(5)%
Free cash flow	$110.3	$111.8	$(1.5)	(1)%
Free cash flow decreased minimally, driven by the change in net cash provided by operating activities described above, partially offset by a slight reduction in cash used for capital expenditures. Our capital expenditures in both periods presented consisted primarily of capitalized labor, contract services, and other costs associated with product and content development.
Borrowings
As of March 31, 2025, we had $4,541.8 of outstanding borrowings under our notes and credit facilities. We incurred $64.3 and $70.2 of interest expense associated with our debt obligations during the three months ended March 31, 2025 and 2024, respectively. Our contingent liabilities consist primarily of letters of credit and performance bonds and other similar obligations in the ordinary course of business. For further discussion related to our outstanding borrowings, see Note 6 - Debt included in Part I, Item 1 of this quarterly report.
Commitments and Contingencies
In addition to the scheduled future debt repayments that we will need to make, we also have commitments and plans related to our share repurchase program, capital expenditures, and other commitments in the ordinary course of business, primarily relating to cloud computing services and content and software license costs. Any amounts for which we are currently liable are reflected in our Condensed Consolidated Balance Sheets as Accounts payable or Accrued expenses and other current liabilities.
As of March 31, 2025, we had $450.0 of availability remaining under our share repurchase program. The share repurchase authorization is valid through December 31, 2026. The share repurchase program does not obligate us to repurchase any set dollar amount or number of shares and may be modified, suspended, or terminated at any time without prior notice. Under the share repurchase program, we are authorized to conduct open-market purchases of our ordinary shares from time to time through any method or program, including through Rule 10b5-1 trading plans or the use of other techniques as permitted by our shareholder authorization, approved by our Board of Directors or a designated committee thereof, and subject to availability of ordinary shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements, at management’s discretion.
In addition, we are engaged in various legal proceedings and claims that have arisen in the ordinary course of business and have taken what we believe to be adequate reserves related to the litigation and threatened claims. We maintain appropriate insurance policies in place, which are likely to provide some coverage for these liabilities or other losses that may arise from litigation matters. For additional information about our legal proceedings and claims, see Note 13 - Commitments and Contingencies included in Part I, Item 1 of this quarterly report.
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

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions or as otherwise noted)
Critical Accounting Policies, Estimates and Assumptions
There have been no material changes to our critical accounting policies, estimates, and assumptions from those reported under Part I, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies, Estimates and Assumptions in our annual report on Form 10-K for the year ended December 31, 2024.
Recently Issued and Adopted Accounting Pronouncements
For recently issued and adopted accounting pronouncements, see Note 1 - Nature of Operations and Summary of Significant Accounting Policies included in Part I, Item 1 of this quarterly report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk is the risk that changes in market prices, such as foreign currency exchange rates and interest rates, will affect our cash flows or the fair value of our holdings of financial instruments. Market risks as of March 31, 2025 have not materially changed from those discussed under Part I, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our annual report on Form 10-K for the year ended December 31, 2024.
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
Based on that evaluation, our CEO and CFO concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed in the reports required to be filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of 2025 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
PART II. Other Information
Item 1. Legal Proceedings.
For information related to legal proceedings, see Note 13 - Commitments and Contingencies included in Part I, Item 1 of this quarterly report.
Item 1A. Risk Factors.
There have been no material changes to the risk factors associated with our business from those reported under Part I, Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table sets forth the total number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs for each month during the three months ended March 31, 2025.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Plans or Programs(2)
January 1, 2025 - January 31, 2025	121,079	$5.09	—	$500
February 1, 2025 - February 28, 2025	1,983,224	$4.51	1,957,196	$491
March 1, 2025 - March 31, 2025	11,278,186	$4.25	9,695,062	$450
Total	13,382,489		11,652,258
(1) Includes shares withheld to satisfy tax withholding obligations on behalf of employees that occur upon vesting and delivery of outstanding shares underlying equity awards under the 2019 Incentive Award Plan.

(2) In December 2024, our Board of Directors authorized a share repurchase program of up to $500.0 for a period of two years, from January 1, 2025 through December 31, 2026.
Item 5. Other Information.
On March 14, 2025, Gordon Samson, President, Intellectual Property, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The trading plan provides for the sale of an aggregate of up to 150,000 ordinary shares of the Company held by Mr. Samson. The trading plan terminates on the earlier of the date all the shares covered by the trading plan are sold and December 12, 2025.

Item 6. Exhibits.
EXHIBIT INDEX

10.1*+	Clarivate Plc 2019 Incentive Award Plan - Form of Performance Share Unit Agreement – Executive Officers (2025)
31*	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following information from Clarivate’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline Extensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets (Unaudited), (ii) Condensed Consolidated Statements of Operations (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited), (iv) Condensed Consolidated Statements of Changes in Equity (Unaudited), (v) Condensed Consolidated Statements of Cash Flows (Unaudited), and (vi) Notes to the Condensed Consolidated Financial Statements (Unaudited).

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
*    Filed herewith.
+     Compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of London, United Kingdom on April 29, 2025.

CLARIVATE PLC
By:	/s/ Jonathan M. Collins
Name: Jonathan M. Collins
Title: Executive Vice President & Chief Financial Officer