Form 10-Q
period 2025-06-30
CLARIVATE PLC
filed 2025-07-30
CIK 1764046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
The number of ordinary shares of the Company outstanding as of June 30, 2025, was 672,219,064.

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

PART I. Financial Information
Item 1. Financial Statements.
CLARIVATE PLC
Condensed Consolidated Balance Sheets (Unaudited)

(In millions)	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash	$362.6	$295.2
Accounts receivable, net	820.4	798.3
Prepaid expenses	88.5	85.9
Other current assets	68.7	65.2
Total current assets	1,340.2	1,244.6
Property and equipment, net	56.3	53.5
Other intangible assets, net	8,284.0	8,441.2
Goodwill	1,566.9	1,566.6
Other non-current assets	69.5	82.2
Deferred income taxes	51.1	48.5
Operating lease right-of-use assets	53.2	53.6
Total assets	$11,421.2	$11,490.2
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$125.7	$124.5
Accrued compensation	111.4	119.2
Accrued expenses and other current liabilities	292.5	310.1
Current portion of deferred revenues	929.1	859.1
Current portion of operating lease liability	20.1	20.6
Total current liabilities	1,478.8	1,433.5
Long-term debt	4,516.8	4,518.7
Other non-current liabilities	97.4	72.5
Deferred income taxes	284.3	273.3
Operating lease liabilities	49.8	53.2
Total liabilities	6,427.1	6,351.2
Commitments and contingencies (Note 13)
Shareholders' equity:
Ordinary Shares, no par value; unlimited shares authorized; 672.2 and 691.4 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	12,902.7	12,978.8
Accumulated other comprehensive loss	(419.2)	(526.3)
Accumulated deficit	(7,489.4)	(7,313.5)
Total shareholders' equity	4,994.1	5,139.0
Total liabilities and shareholders' equity	$11,421.2	$11,490.2
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2025	2024	2025	2024
Revenues	$621.4	$650.3	$1,215.1	$1,271.5
Operating expenses:
Cost of revenues	203.6	213.6	410.6	431.4
Selling, general and administrative costs	181.1	185.2	359.5	377.1
Depreciation and amortization	190.9	184.4	376.3	363.8
Goodwill and intangible asset impairments	—	302.8	—	302.8
Restructuring and other impairments	9.3	0.7	34.0	10.2
Other operating expense (income), net	29.6	3.6	48.6	21.2
Total operating expenses	614.5	890.3	1,229.0	1,506.5
Income (loss) from operations	6.9	(240.0)	(13.9)	(235.0)
Fair value adjustment of warrants	—	—	—	(5.2)
Interest expense, net	66.6	71.1	130.9	141.3
Income (loss) before income taxes	(59.7)	(311.1)	(144.8)	(371.1)
Provision (benefit) for income taxes	12.3	(6.8)	31.1	8.2
Net income (loss)	(72.0)	(304.3)	(175.9)	(379.3)
Dividends on preferred shares	—	12.5	—	31.3
Net income (loss) attributable to ordinary shares	$(72.0)	$(316.8)	$(175.9)	$(410.6)

Per share:
Basic	$(0.11)	$(0.46)	$(0.26)	$(0.61)
Diluted	$(0.11)	$(0.46)	$(0.26)	$(0.61)

Weighted average shares used to compute earnings per share:
Basic	681.3	685.6	685.5	676.2
Diluted	681.3	685.6	685.5	676.2
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,
(In millions)	2025	2024
Net income (loss)	$(72.0)	$(304.3)
Other comprehensive income (loss), net of tax:
Hedging relationships, net of tax of $(0.6) and $(0.2)	(3.4)	(0.4)
Defined benefit pension plans	0.1	—
Foreign currency translation adjustment	74.7	15.7
Other comprehensive income (loss), net of tax	71.4	15.3
Comprehensive income (loss)	$(0.6)	$(289.0)

	Six Months Ended June 30,
(In millions)	2025	2024
Net income (loss)	$(175.9)	$(379.3)
Other comprehensive income (loss), net of tax:
Hedging relationships, net of tax of $(1.9) and $0.7	(7.2)	2.2
Defined benefit pension plans	0.1	—
Foreign currency translation adjustment	114.2	(3.9)
Other comprehensive income (loss), net of tax	107.1	(1.7)
Comprehensive income (loss)	$(68.8)	$(381.0)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Changes in Equity (Unaudited)

	Ordinary Shares		Preferred Shares		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
(In millions)	Shares	Amount	Shares	Amount
Balance at December 31, 2024	691.4	$12,978.8	—	$—	$(526.3)	$(7,313.5)	$5,139.0
Vesting of restricted stock units	5.1	—	—	—	—	—	—
Share-based award activity	(1.7)	6.3	—	—	—	—	6.3
Repurchase and retirement of ordinary shares	(11.7)	(50.0)	—	—	—	—	(50.0)
Net income (loss)	—	—	—	—	—	(103.9)	(103.9)
Other comprehensive income (loss)	—	—	—	—	35.7	—	35.7
Balance at March 31, 2025	683.1	$12,935.1	—	$—	$(490.6)	$(7,417.4)	$5,027.1
Vesting of restricted stock units	0.8	—	—	—	—	—	—
Share-based award activity	(0.2)	17.1	—	—	—	—	17.1
Repurchase and retirement of ordinary shares	(11.5)	(49.5)	—	—	—	—	(49.5)
Net income (loss)	—	—	—	—	—	(72.0)	(72.0)
Other comprehensive income (loss)	—	—	—	—	71.4	—	71.4
Balance at June 30, 2025	672.2	$12,902.7	—	$—	$(419.2)	$(7,489.4)	$4,994.1

	Ordinary Shares		Preferred Shares		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
(In millions)	Shares	Amount	Shares	Amount
Balance at December 31, 2023	666.1	$11,740.5	14.4	$1,392.6	$(495.3)	$(6,645.5)	$5,992.3
Vesting of restricted stock units	3.3	—	—	—	—	—	—
Share-based award activity	(1.2)	6.9	—	—	—	—	6.9
Dividends to preferred shareholders	—	—	—	—	—	(18.8)	(18.8)
Net income (loss)	—	—	—	—	—	(75.0)	(75.0)
Other comprehensive income (loss)	—	—	—	—	(17.0)	—	(17.0)
Balance at March 31, 2024	668.2	$11,747.4	14.4	$1,392.6	$(512.3)	$(6,739.3)	$5,888.4
Vesting of restricted stock units	0.7	—	—	—	—	—	—
Share-based award activity	(0.1)	17.7	—	—	—	—	17.7
Conversion of preferred shares into ordinary shares	55.3	1,392.6	(14.4)	(1,392.6)	—	—	—
Dividends to preferred shareholders	—	—	—	—	—	(12.5)	(12.5)
Net income (loss)	—	—	—	—	—	(304.3)	(304.3)
Other comprehensive income (loss)	—	—	—	—	15.3	—	15.3
Balance at June 30, 2024	724.1	$13,157.7	—	$—	$(497.0)	$(7,056.1)	$5,604.6
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In millions)	2025	2024
Cash Flows From Operating Activities
Net income (loss)	$(175.9)	$(379.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	376.3	363.8
Share-based compensation	29.3	33.9
Restructuring and other impairments, including goodwill	2.2	301.3
Deferred income taxes	(5.4)	(24.6)
Amortization and write-off of debt issuance costs	7.7	7.9
Other operating activities	45.8	14.3
Changes in operating assets and liabilities:
Accounts receivable	2.2	103.2
Prepaid expenses	(1.5)	1.1
Other assets	3.1	(5.4)
Accounts payable	(3.3)	(12.2)
Accrued expenses and other current liabilities	(36.1)	(38.3)
Deferred revenues	42.6	(59.7)
Operating leases, net	(3.2)	(4.8)
Other liabilities	3.7	1.2
Net cash provided by operating activities	287.5	302.4
Cash Flows From Investing Activities
Capital expenditures	(126.9)	(130.3)
Payments for acquisitions, net of cash acquired	—	(17.1)
Proceeds from divestitures, net of cash divested	—	(19.2)
Net cash used for investing activities	(126.9)	(166.6)
Cash Flows From Financing Activities
Principal payments on debt	(500.0)	(52.7)
Proceeds from issuance of debt	500.0	—
Payment of debt issuance costs, extinguishment costs, and related fees	(8.5)	(20.1)
Repurchases of ordinary shares	(99.5)	—
Cash dividends on preferred shares	—	(37.7)
Payments related to tax withholding for share-based compensation	(8.1)	(9.9)
Other financing activities	5.6	(0.4)
Net cash used for financing activities	(110.5)	(120.8)
Effects of exchange rates	17.3	(9.3)
Net change in cash and cash equivalents, including restricted cash	67.4	5.7
Cash and cash equivalents, including restricted cash, beginning of period	295.2	370.7
Cash and cash equivalents, including restricted cash, end of period	$362.6	$376.4
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
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include our accounts and the accounts of our wholly owned subsidiaries. In our opinion, these interim statements reflect all adjustments necessary to a fair statement of the results for the periods presented, and such adjustments are of a normal, recurring nature. Results from interim periods should not be considered indicative of results for the full year. The financial statements included herein should be read in conjunction with the financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2024. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. All significant intercompany transactions and balances have been eliminated in consolidation. Cash and cash equivalents is comprised of cash on hand and short-term deposits with an original maturity at the date of purchase of three months or less, and includes restricted cash of $10.3 and $10.5 as of June 30, 2025 and December 31, 2024, respectively.
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
The following table presents our revenues disaggregated by transaction type (see Note 12 - Segment Information for our revenues disaggregated by segment):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Subscription revenues	$405.7	$405.6	$794.3	$808.7
Re-occurring revenues	108.9	108.6	214.8	211.1
Transactional revenues	106.8	136.1	206.0	251.7
Revenues	$621.4	$650.3	$1,215.1	$1,271.5
The following table presents our contract balances:

	June 30, 2025	December 31, 2024
Accounts receivable, net	820.4	798.3
Current portion of deferred revenues	929.1	859.1
Non-current portion of deferred revenues(1)	17.7	16.6
(1) Included in Other non-current liabilities on the Condensed Consolidated Balance Sheets.
During the six months ended June 30, 2025, we recognized revenues of $546.7 attributable to deferred revenues recorded at the beginning of the period, primarily consisting of subscription revenues recognized ratably over the contractual term.
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

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions or as otherwise noted)
Note 3: Other Intangible Assets, Net
The following table summarizes the gross carrying amounts and accumulated amortization of our identifiable intangible assets by major class:

	June 30, 2025			December 31, 2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$7,850.4	$(1,703.5)	$6,146.9	$7,773.9	$(1,515.9)	$6,258.0
Technology and content	2,795.9	(1,333.2)	1,462.7	2,748.8	(1,204.6)	1,544.2
Computer software	1,179.7	(690.8)	488.9	1,060.6	(609.2)	451.4
Trade names and other	89.7	(61.1)	28.6	88.4	(57.7)	30.7
Definite-lived intangible assets	$11,915.7	$(3,788.6)	$8,127.1	$11,671.7	$(3,387.4)	$8,284.3
Indefinite-lived trade names	156.9	—	156.9	156.9	—	156.9
Other intangible assets, net	$12,072.6	$(3,788.6)	$8,284.0	$11,828.6	$(3,387.4)	$8,441.2
Amortization expense related to intangible assets was $185.2 and $179.9 for the three months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024, amortization expense was $365.8 and $354.4, respectively.
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
Cash flow hedges
We have interest rate swap arrangements with counterparties to reduce our exposure to variability in cash flows relating to interest payments on our outstanding term loan arrangements. We have designated these swaps as cash flow hedges of the risk associated with floating interest rates on designated future monthly interest payments. As of June 30, 2025, we have two outstanding interest rate swaps entered into in May 2023 with a combined notional value of $745.0, maturing in October 2026, and two swaps entered into in June 2025 with a combined notional value of $402.7, maturing in January 2031. The fair value of the interest rate swaps represents the estimated amount we would receive or pay to terminate such agreements, taking into account market interest rates and the remaining time to maturities or using market inputs with mid-market pricing as a practical expedient for the bid-ask spread.
Changes in fair value are recorded in Accumulated other comprehensive loss (“AOCL”) in the Condensed Consolidated Balance Sheets, with a corresponding adjustment to the derivative asset or liability. Amounts recorded in AOCL are reclassified to Interest expense, net in the same period during which the hedged transactions affect earnings. As of June 30, 2025, we estimate that approximately $7.3 of pre-tax gain related to interest rate swaps recorded in AOCL will be reclassified into earnings within the next 12 months. For additional information on changes recorded in AOCL, see Note 7 - Shareholders' Equity.
Fair value hedges
In June 2025, we entered into two cross-currency swaps with a combined notional value of €350.0, maturing in January 2031, to mitigate foreign currency exposure related to intercompany debt and economically reduce interest expense. We have designated these swaps as fair value hedges. We elected to assess the effectiveness of these hedges based on changes in spot rates.
Changes in fair value are recognized as foreign exchange gains or losses within Other operating expense (income), net, and are intended to offset the foreign exchange gains or losses arising from the remeasurement of the hedged intercompany debt. Unrealized gains or losses on components excluded from the hedge effectiveness assessment are recorded in AOCL and are reclassified into earnings over the life of the swaps. For additional information on changes recorded in AOCL, see Note 7 - Shareholders' Equity.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions or as otherwise noted)
Net investment hedge
In July 2023, we entered into a €100.0 cross-currency swap maturing in November 2026 to mitigate foreign currency exposure related to our net investment in various euro-functional-currency consolidated subsidiaries. We have designated this swap as a net investment hedge. We elected to assess the effectiveness of this net investment hedge based on changes in spot rates and we amortize the portion of the hedge excluded from the effectiveness assessment to Interest expense, net over the life of the swap.
Changes in fair value related to the effective portion of the hedge are recorded in AOCL as part of the foreign currency translation adjustment, with a corresponding adjustment to the derivative asset or liability. Any accumulated gain or loss will be reclassified into earnings when the hedged net investment is either sold or substantially liquidated. For additional information on changes recorded in AOCL, see Note 7 - Shareholders' Equity.
Derivatives not designated as accounting hedges
We periodically enter into foreign currency forward contracts, generally with maturities of 180 days or less, to reduce our exposure to foreign exchange rate risks. These contracts are not designated as accounting hedges. As of June 30, 2025 and December 31, 2024, the notional amount of our outstanding foreign currency forward contracts was $150.0 and $91.1, respectively.
We initially recognize these contracts at fair value on the execution date and subsequently remeasure them at the end of each reporting period. We determine the fair value of these instruments using market-based inputs, including current and anticipated movements in future interest rates and the relevant currency spot and forward rates. We receive third-party valuation reports to corroborate our determination of fair value.
The gain or loss related to the change in fair value for these contracts is recognized within Other operating expense (income), net. We recognized a (gain) loss from the fair value adjustment of $(1.0) and $0.6 for the three months ended June 30, 2025 and 2024, respectively, and $(3.3) and $2.3 for the six months ended June 30, 2025 and 2024, respectively.
The following table provides the location and the fair value of our derivative instruments in the Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024:

	Balance Sheet Location	June 30, 2025	December 31, 2024
Cash flow hedging relationships:
Interest rate swaps	Other non-current assets	$7.1	$14.7
Interest rate swaps	Other non-current liabilities	3.1	—
Fair value hedging relationships:
Cross-currency swaps	Other non-current liabilities	5.9	—
Net investment hedge:
Cross-currency swap	Other non-current assets	—	3.7
Cross-currency swap	Other non-current liabilities	8.7	—
Not designated as accounting hedges:
Foreign currency forwards	Other current assets	2.3	—
Foreign currency forwards	Accrued expenses and other current liabilities	0.1	1.1

Total derivative assets		$9.4	$18.4
Total derivative liabilities		$17.8	$1.1
Note 5: Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2025	December 31, 2024
Liabilities due to customers	$68.4	$84.8
Accrued royalties	65.0	79.3
Miscellaneous accruals	159.1	146.0
Accrued expenses and other current liabilities	$292.5	$310.1

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions or as otherwise noted)
Note 6: Debt
The following table summarizes our total indebtedness:

		June 30, 2025		December 31, 2024
Type	Maturity	Effective Interest Rate	Carrying Value	Effective Interest Rate	Carrying Value
Senior Secured Notes	2026	4.500%	200.0	4.500%	700.0
Senior Secured Notes	2028	3.875%	921.2	3.875%	921.2
Senior Notes	2029	4.875%	921.4	4.875%	921.4
Revolving Credit Facility	2029	7.077%	—	7.107%	—
Term Loan Facility (Tranche 1)	2031	7.077%	1,999.2	7.107%	1,999.2
Term Loan Facility (Tranche 2)	2031	7.577%	500.0	—%	—
Finance lease	2036	6.936%	28.7	6.936%	29.3
Total debt outstanding			$4,570.5		$4,571.1
Debt discounts and issuance costs			(52.3)		(51.1)
Current portion of long-term debt			(1.4)		(1.3)
Long-term debt			$4,516.8		$4,518.7
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
In May 2025, we used the proceeds from the incremental term loans, described below, to redeem $500.0 in aggregate principal amount of the outstanding Senior Secured Notes due 2026, plus accrued and unpaid interest through the redemption date of May 30, 2025.
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
The Credit Facilities
Revolving Credit Facility (2029)
Our $700.0 revolving credit facility provides for revolving loans, same-day borrowings, and letters of credit (with a sublimit of $77.0). Proceeds of loans made under the revolving credit facility may be borrowed, repaid, and reborrowed prior to maturity. As of June 30, 2025, letters of credit totaling $6.5 were collateralized by the revolving credit facility.
Term Loan Facility (2031)
Our $2,150.0 Tranche 1 term loans amortize in equal quarterly installments equivalent to a rate of 1.00% per annum, with the remaining balance due at maturity. Optional principal prepayments are applied against the scheduled quarterly installments in the order of upcoming maturities.
In May 2025, we entered into an incremental $500.0 tranche of term loans. These Tranche 2 term loans carry an interest rate margin of 325 basis points per annum in the case of loans bearing interest by reference to term SOFR and are not subject to amortization. The issuance proceeds were used to redeem a portion of the Senior Secured Notes due 2026 described above.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions or as otherwise noted)
The carrying value of our variable interest rate debt, excluding unamortized debt issuance costs, approximates fair value due to the short-term nature of the interest rate benchmark rates. The fair value of our fixed rate debt is estimated based on market observable data for debt with similar prepayment features. As of June 30, 2025 and December 31, 2024, the fair value of our debt was $4,453.4 and $4,423.2, respectively, and is considered Level 2 under the fair value hierarchy.
Note 7: Shareholders' Equity
Share Repurchase Program
In December 2024, our Board authorized a new share repurchase program of up to $500.0 of our ordinary shares for a period of two years, from January 1, 2025 through December 31, 2026. During the six months ended June 30, 2025, we repurchased approximately 23.2 million ordinary shares for $99.5 at an average price of $4.29 per share. All repurchased shares were immediately retired and restored as authorized but unissued ordinary shares. As of June 30, 2025, we had $400.5 of availability remaining under the share repurchase program.
Accumulated Other Comprehensive Loss (“AOCL”)
The tables below provide information about the changes in AOCL by component and the related amounts reclassified to net earnings during the periods indicated (net of tax).

	Six Months Ended June 30, 2025
	Hedging relationships(1)	Defined benefit pension plans	Foreign currency translation adjustment(2)	AOCL
Balance as of December 31, 2024	$10.7	$(0.4)	$(536.6)	$(526.3)
Other comprehensive income (loss) before reclassifications	(1.7)	0.1	114.6	113.0
Reclassifications from AOCL to net earnings	(5.5)	—	(0.4)	(5.9)
Net other comprehensive income (loss)	(7.2)	0.1	114.2	107.1
Balance as of June 30, 2025	$3.5	$(0.3)	$(422.4)	$(419.2)

	Six Months Ended June 30, 2024
	Hedging relationships(1)	Defined benefit pension plans	Foreign currency translation adjustment(2)	AOCL
Balance as of December 31, 2023	$16.2	$0.4	$(511.9)	$(495.3)
Other comprehensive income (loss) before reclassifications	15.7	—	(3.3)	12.4
Reclassifications from AOCL to net earnings	(13.5)	—	(0.6)	(14.1)
Net other comprehensive income (loss)	2.2	—	(3.9)	(1.7)
Balance as of June 30, 2024	$18.4	$0.4	$(515.8)	$(497.0)
(1) Includes amounts related to our interest rate swaps designated as cash flow hedges, and for the six months ended June 30, 2025, also includes the excluded component of our cross-currency swaps designated as fair value hedges. Refer to Note 4 - Derivative Instruments for further information.

(2) Primarily includes the impact of translating foreign subsidiary assets and liabilities from their functional currency to USD, and, to a lesser extent, amounts related to our cross-currency swap designated as a net investment hedge.

Conversion of Preferred Shares into Ordinary Shares
On June 3, 2024, all outstanding shares of our 5.25% Series A Mandatory Convertible Preferred Shares (“MCPS”) automatically converted into ordinary shares. All accumulated preferred dividends were paid prior to the conversion.
Note 8: Restructuring and Other Impairments
We have engaged in various restructuring programs to strengthen our business and streamline our operations, including taking actions related to the location and use of leased facilities. Our recent restructuring programs include the following:
•Value Creation Plan - During the fourth quarter of 2024, we approved a broad-based plan to optimize our business model, which includes a cost rationalization component. We expect to incur approximately $5 of additional restructuring costs, primarily from a reduction in workforce, a majority of which we expect to incur in 2025.

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
The following table summarizes the pre-tax charges by activity and program during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Severance and related benefit costs:
Value Creation Plan	$8.8	$—	$32.8	$—
Segment Optimization	—	2.6	0.4	12.1
ProQuest Acquisition Integration	—	—	—	(0.1)
Total Severance and related benefit costs	8.8	2.6	33.2	12.0
Exit and disposal costs:
Value Creation Plan	0.5	—	0.8	—
Segment Optimization	—	0.1	—	0.2
Total Exit and disposal costs	0.5	0.1	0.8	0.2
Lease abandonment costs:
Segment Optimization	—	(2.0)	—	(2.0)
Total Lease abandonment costs	—	(2.0)	—	(2.0)
Restructuring and other impairments	$9.3	$0.7	$34.0	$10.2
The following table summarizes the pre-tax charges by program and segment during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Academia & Government:
Value Creation Plan	$4.3	$—	$16.6	$—
Segment Optimization	—	(0.2)	—	3.8
ProQuest Acquisition Integration	—	—	—	(0.1)
Total A&G	4.3	(0.2)	16.6	3.7
Intellectual Property:
Value Creation Plan	1.8	—	8.0	—
Segment Optimization	—	0.4	0.3	3.0
Total IP	1.8	0.4	8.3	3.0
Life Sciences & Healthcare:
Value Creation Plan	3.2	—	9.0	—
Segment Optimization	—	0.5	0.1	3.5
Total LS&H	3.2	0.5	9.1	3.5
Restructuring and other impairments	$9.3	$0.7	$34.0	$10.2

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions or as otherwise noted)
The table below summarizes the changes in our restructuring reserves by activity during the periods indicated:

	Severance and related benefit costs	Exit, disposal, and abandonment costs	Total
Reserve balance as of December 31, 2024	$2.3	$—	$2.3
Expenses recorded	33.2	0.8	34.0
Payments made	(27.3)	(0.8)	(28.1)
Noncash items	(2.1)	0.1	(2.0)
Reserve balance as of June 30, 2025	$6.1	$0.1	$6.2

Reserve balance as of December 31, 2023	$5.9	$1.4	$7.3
Expenses recorded	12.0	(1.8)	10.2
Payments made	(15.5)	(2.8)	(18.3)
Noncash items	(0.7)	3.3	2.6
Reserve balance as of June 30, 2024	$1.7	$0.1	$1.8
Note 9: Other Operating Expense (Income), Net
Other operating expense (income), net, consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Loss (gain) on divestiture(1)	$—	$(1.0)	$—	$14.8
Net foreign exchange loss (gain)	32.7	4.4	53.4	4.6
Miscellaneous expense (income), net	(3.1)	0.2	(4.8)	1.8
Other operating expense (income), net	$29.6	$3.6	$48.6	$21.2
(1) Related to the sale of Valipat, a small product group within our IP segment.
Note 10: Income Taxes
We compute our provision (benefit) for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income (loss) and adjust the provision for discrete tax items recorded in the period.
The income tax provision (benefit) of $12.3 and $(6.8) for the three months ended June 30, 2025 and 2024, respectively, was primarily due to the mix of jurisdictions in which pre-tax profits and losses were recognized and, in the prior year period, a $14.2 tax benefit recorded associated with the goodwill impairment.
The income tax provision (benefit) of $31.1 and $8.2 for the six months ended June 30, 2025 and 2024, respectively, was primarily due to the mix of jurisdictions in which pre-tax profits and losses were recognized and, in the prior year period, an offsetting $14.2 tax benefit associated with the goodwill impairment.
On July 4, 2025, H.R.1, known as the One Big Beautiful Bill Act ("OBBBA"), was enacted into law. OBBBA contains provisions such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to international tax provisions, and the restoration of favorable tax treatment for certain business expenses. We account for income taxes in accordance with ASC Topic 740, Income Taxes, which requires the effects of changes in tax laws and rates to be recognized in the period of enactment. Accordingly, the impacts of OBBBA are not reflected in our results for three and six months ended June 30, 2025. We are currently assessing the impact of OBBBA on our consolidated financial statements and will provide additional disclosures in future periods, as appropriate.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions or as otherwise noted)
Note 11: Earnings Per Share
The basic and diluted EPS computations for our ordinary shares are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic EPS
Net income (loss)	$(72.0)	$(304.3)	$(175.9)	$(379.3)
Dividends on preferred shares	—	12.5	—	31.3
Net income (loss) attributable to ordinary shares	$(72.0)	$(316.8)	$(175.9)	$(410.6)

Weighted average shares, basic	681.3	685.6	685.5	676.2
Basic EPS	$(0.11)	$(0.46)	$(0.26)	$(0.61)

Diluted EPS
Net income (loss) attributable to ordinary shares, diluted	$(72.0)	$(316.8)	$(175.9)	$(410.6)

Weighted average shares, basic	681.3	685.6	685.5	676.2
Weighted average effect of potentially dilutive shares	—	—	—	—
Weighted average shares, diluted	681.3	685.6	685.5	676.2
Diluted EPS	$(0.11)	$(0.46)	$(0.26)	$(0.61)
Potential ordinary shares on a gross basis of 23.5 and 22.5 related to share-based awards and private placement warrants were excluded from diluted EPS for the three months ended June 30, 2025 and 2024, respectively, as their inclusion would have been antidilutive. Potential ordinary shares on a gross basis of 18.8 and 26.2 related to share-based awards and private placement warrants were excluded from diluted EPS for the six months ended June 30, 2025 and 2024, respectively, as their inclusion would have been antidilutive.
As a result of the MCPS conversion described in Note 7 - Shareholders' Equity, during the three and six months ended June 30, 2024, the converted MCPS shares were included in basic EPS for the period subsequent to the conversion. Prior to the conversion, the MCPS shares were evaluated for inclusion in diluted EPS using the if-converted method and, in each period presented, were excluded from diluted EPS as their inclusion would have been antidilutive.
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
The following table summarizes reportable segment revenues, expenses, and profit and provides a reconciliation of total reportable segment Adjusted EBITDA to Net income (loss) for the periods indicated:

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions or as otherwise noted)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Academia & Government
Revenues	$318.5	$344.5	$621.2	$662.2
People-related costs	(84.1)	(90.5)	(170.3)	(182.7)
Royalties and other product costs	(50.4)	(59.9)	(105.5)	(120.9)
Technology costs	(20.0)	(21.3)	(39.6)	(41.3)
Outside service costs	(8.8)	(10.1)	(17.9)	(20.6)
Other costs	(10.4)	(10.6)	(19.3)	(21.1)
A&G Adjusted EBITDA	$144.8	$152.1	$268.6	$275.6
Intellectual Property
Revenues	$202.5	$201.6	$395.2	$402.5
People-related costs	(73.7)	(72.0)	(146.4)	(145.3)
Royalties and other product costs	(19.3)	(16.7)	(37.3)	(38.8)
Technology costs	(12.6)	(12.0)	(24.9)	(23.4)
Outside service costs	(5.2)	(5.0)	(10.9)	(9.8)
Other costs	(7.1)	(6.8)	(12.3)	(13.0)
IP Adjusted EBITDA	$84.6	$89.1	$163.4	$172.2
Life Sciences & Healthcare
Revenues	$100.4	$104.2	$198.7	$206.8
People-related costs	(46.2)	(48.2)	(93.0)	(99.0)
Royalties and other product costs	(9.4)	(9.5)	(18.2)	(18.7)
Technology costs	(6.6)	(7.1)	(13.6)	(13.5)
Outside service costs	(3.0)	(3.1)	(5.6)	(6.3)
Other costs	(3.0)	(3.1)	(5.5)	(6.4)
LS&H Adjusted EBITDA	$32.2	$33.2	$62.8	$62.9
Total Reportable Segments
Revenues	$621.4	$650.3	$1,215.1	$1,271.5
People-related costs	(204.0)	(210.7)	(409.7)	(427.0)
Royalties and other product costs	(79.1)	(86.1)	(161.0)	(178.4)
Technology costs	(39.2)	(40.4)	(78.1)	(78.2)
Outside service costs	(17.0)	(18.2)	(34.4)	(36.7)
Other costs	(20.5)	(20.5)	(37.1)	(40.5)
Total Reportable Segments Adjusted EBITDA	$261.6	$274.4	$494.8	$510.7
Benefit (provision) for income taxes	(12.3)	6.8	(31.1)	(8.2)
Depreciation and amortization	(190.9)	(184.4)	(376.3)	(363.8)
Interest expense, net	(66.6)	(71.1)	(130.9)	(141.3)
Share-based compensation expense	(18.5)	(18.9)	(29.6)	(34.3)
Goodwill and intangible asset impairments	—	(302.8)	—	(302.8)
Restructuring and lease impairments	(9.3)	(0.7)	(34.0)	(10.2)
Fair value adjustment of warrants	—	—	—	5.2
Transaction related costs	(8.1)	(3.1)	(14.4)	(7.5)
Other(1)	(27.9)	(4.5)	(54.4)	(27.1)
Net income (loss)	$(72.0)	$(304.3)	$(175.9)	$(379.3)
(1) Includes the net impact of foreign exchange gains and losses related to the remeasurement of balances and other items that do not reflect our ongoing operating performance. The six months ended June 30, 2024 includes a $14.8 loss on the divestiture described in Note 9 - Other Operating Expense (Income), Net.

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
In a separate but related litigation, on June 7, 2022, a class action was filed in Pennsylvania state court in the Court of Common Pleas of Philadelphia asserting claims under the Securities Act of 1933, based on substantially similar allegations, with respect to alleged misstatements and omissions in the offering documents for two issuances of Clarivate ordinary shares in June and September 2021. The Company moved to stay this proceeding on August 19, 2022, and filed its preliminary objections to the state court complaint on October 21, 2022. After granting a partial stay on January 4, 2023, the court denied a further stay of the proceedings on April 17, 2023. On April 24, 2024, the court sustained the Company’s preliminary objections, but permitted plaintiff leave to file an amended complaint, which plaintiff filed on May 28, 2024. On August 29, 2024, plaintiff filed a second amended complaint, to which the Company filed preliminary objections on September 30, 2024. On April 25, 2025, the court issued an order permitting the parties to take discovery on issues raised in the Company’s preliminary objections related to standing, and to file supplemental briefs upon completion of such discovery, to be followed by oral argument on the preliminary objections. Clarivate does not believe that the claims alleged in the complaints have merit and will vigorously defend against them. Given the early stage of the proceedings, we are unable to estimate the reasonably possible loss or range of loss, if any, arising from these matters.

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
Our organic ACV grew 1.3% compared to June 30, 2024, primarily driven by price increases. Our total ACV of $1,535.6 as of June 30, 2025 declined 3.5% compared to $1,591.8 as of June 30, 2024, primarily due to the ScholarOne divestiture in November 2024 and the wind-down of certain product groups beginning in the first quarter of 2025.
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
Our annual renewal rate for the six months ended June 30, 2025 and 2024 was 93% and 92%, respectively.
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

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions or as otherwise noted)
Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,		% Change
	2025	2024	2025	2024	QTD	YTD
Revenues	$621.4	$650.3	$1,215.1	$1,271.5	(4)%	(4)%
Operating expenses:
Cost of revenues	203.6	213.6	410.6	431.4	(5)%	(5)%
Selling, general and administrative costs	181.1	185.2	359.5	377.1	(2)%	(5)%
Depreciation and amortization	190.9	184.4	376.3	363.8	4%	3%
Goodwill and intangible asset impairments	—	302.8	—	302.8	N/M	N/M
Restructuring and other impairments	9.3	0.7	34.0	10.2	N/M	N/M
Other operating expense (income), net	29.6	3.6	48.6	21.2	N/M	N/M
Total operating expenses	614.5	890.3	1,229.0	1,506.5
Income (loss) from operations	6.9	(240.0)	(13.9)	(235.0)
Fair value adjustment of warrants	—	—	—	(5.2)	N/M	N/M
Interest expense, net	66.6	71.1	130.9	141.3	(6)%	(7)%
Income (loss) before income taxes	(59.7)	(311.1)	(144.8)	(371.1)
Provision (benefit) for income taxes	12.3	(6.8)	31.1	8.2	N/M	N/M
Net income (loss)	(72.0)	(304.3)	(175.9)	(379.3)
Dividends on preferred shares	—	12.5	—	31.3	N/M	N/M
Net income (loss) attributable to ordinary shares	$(72.0)	$(316.8)	$(175.9)	$(410.6)
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
•In the second quarter of 2024, we recognized a substantial goodwill impairment.
•In April 2024, we completed the sale of our Valipat product group within our IP segment.
Revenues
The following tables present our revenues by type, segment, and geography, as well as the components driving the changes between periods.
Revenues by transaction type

	Three Months Ended June 30,		Change		% of Change
	2025	2024	$	%	Acquisitions	Disposals	FX	Organic
Subscription	$405.7	$405.6	$0.1	—%	0.1%	(3.1)%	1.3%	1.7%
Re-occurring	108.9	108.6	0.3	0.3%	—%	—%	2.6%	(2.3)%
Recurring revenues	514.6	514.2	0.4	0.1%	0.1%	(2.4)%	1.6%	0.8%
Transactional	106.8	136.1	(29.3)	(21.5)%	—%	(21.1)%	1.0%	(1.4)%
Revenues	$621.4	$650.3	$(28.9)	(4.4)%	0.1%	(6.4)%	1.4%	0.5%
Subscription revenues were flat, as organic growth, driven by new sales and price increases, and FX translation gains were offset by disposal-related reductions, primarily from the ScholarOne product group divestiture and product group wind-downs within LS&H. Re-occurring revenues increased modestly due to FX translation gains that were partially offset by lower IP patent renewal volumes. Transactional revenues decreased primarily due to product group wind-downs within A&G.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions or as otherwise noted)

	Six Months Ended June 30,		Change		% of Change
	2025	2024	$	%	Acquisitions	Disposals	FX	Organic
Subscription	$794.3	$808.7	$(14.4)	(1.8)%	0.2%	(2.8)%	0.2%	0.6%
Re-occurring	214.8	211.1	3.7	1.8%	—%	—%	0.4%	1.4%
Recurring revenues	1,009.1	1,019.8	(10.7)	(1.0)%	0.2%	(2.1)%	0.2%	0.7%
Transactional	206.0	251.7	(45.7)	(18.2)%	0.1%	(16.7)%	0.2%	(1.8)%
Revenues	$1,215.1	$1,271.5	$(56.4)	(4.4)%	0.1%	(5.2)%	0.3%	0.4%
Subscription revenues decreased due to the ScholarOne product group divestiture and product group wind-downs within LS&H, partially offset by organic growth driven by new sales and price increases. Re-occurring revenues increased primarily due to higher IP patent renewal volumes. Transactional revenues decreased primarily due to the Valipat product group divestiture and product group wind-downs within A&G.
Revenues by segment

	Three Months Ended June 30,		Change		% of Change
	2025	2024	$	%	Acquisitions	Disposals	FX	Organic
A&G	$318.5	$344.5	$(26.0)	(7.5)%	—%	(11.0)%	1.0%	2.5%
IP	202.5	201.6	0.9	0.4%	0.2%	—%	2.3%	(2.1)%
LS&H	100.4	104.2	(3.8)	(3.6)%	0.2%	(5.3)%	1.2%	0.3%
Revenues	$621.4	$650.3	$(28.9)	(4.4)%	0.1%	(6.4)%	1.4%	0.5%
A&G segment revenues decreased, as subscription growth driven by new sales and price increases, was offset by the ScholarOne product group divestiture and product group wind-downs. IP segment revenues increased modestly, primarily due to FX translation gains, partially offset by lower IP transactional volumes. LS&H segment revenues decreased primarily due to product group wind-downs.

	Six Months Ended June 30,		Change		% of Change
	2025	2024	$	%	Acquisitions	Disposals	FX	Organic
A&G	$621.2	$662.2	$(41.0)	(6.2)%	—%	(7.9)%	0.1%	1.6%
IP	395.2	402.5	(7.3)	(1.8)%	0.2%	(2.0)%	0.4%	(0.4)%
LS&H	198.7	206.8	(8.1)	(3.9)%	0.5%	(3.2)%	0.2%	(1.4)%
Revenues	$1,215.1	$1,271.5	$(56.4)	(4.4)%	0.1%	(5.2)%	0.3%	0.4%
A&G segment revenues decreased, as subscription growth, driven by new sales and price increases, was offset by the ScholarOne product group divestiture and product group wind-downs. IP segment revenues decreased primarily due to the Valipat product group divestiture. LS&H segment revenues decreased primarily due to product group wind-downs and lower subscription revenues.
Revenues by geography

	Three Months Ended June 30,		Change		% of Change
	2025	2024	$	%	Acquisitions	Disposals	FX	Organic
Americas	$331.9	$354.9	$(23.0)	(6.5)%	0.2%	(7.5)%	0.3%	0.5%
EMEA	164.9	170.0	(5.1)	(3.0)%	—%	(7.3)%	3.4%	0.9%
APAC	124.6	125.4	(0.8)	(0.6)%	—%	(2.6)%	1.9%	0.1%
Revenues	$621.4	$650.3	$(28.9)	(4.4)%	0.1%	(6.4)%	1.4%	0.5%
Americas revenues decreased primarily due to the ScholarOne divestiture and product group wind-downs within A&G and LS&H. EMEA (Europe/Middle East/Africa) revenues decreased primarily due to the ScholarOne product group divestitures and product group wind-downs within A&G. APAC (Asia Pacific) revenues decreased due to product group wind-downs within A&G.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions or as otherwise noted)

	Six Months Ended June 30,		Change		% of Change
	2025	2024	$	%	Acquisitions	Disposals	FX	Organic
Americas	$653.0	$685.2	$(32.2)	(4.7)%	0.3%	(5.5)%	(0.1)%	0.6%
EMEA	316.6	338.5	(21.9)	(6.5)%	—%	(7.1)%	0.9%	(0.3)%
APAC	245.5	247.8	(2.3)	(0.9)%	—%	(2.1)%	0.2%	1.0%
Revenues	$1,215.1	$1,271.5	$(56.4)	(4.4)%	0.1%	(5.2)%	0.3%	0.4%
Americas revenues decreased primarily due to the ScholarOne divestiture and product group wind-downs within A&G and LS&H. EMEA revenues decreased primarily due to the Valipat and ScholarOne product group divestitures and product group wind-downs within A&G. APAC revenues decreased due to product group wind-downs within A&G, partially offset by A&G subscription growth.
Cost of revenues
Cost of revenues consists of costs related to the production, servicing, and maintenance of our products and are composed primarily of related personnel costs, data center services and licensing costs, and costs to acquire or produce content, including royalty fees.
The decrease of 4.7% and 4.8% compared to the three and six months ended June 30, 2024, respectively, was primarily driven by product group wind-downs within A&G and cost management. As a percentage of revenues, cost of revenues were largely unchanged compared to the respective comparative prior year periods.
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
The decrease of 2.2% and 4.7% compared to the three and six months ended June 30, 2024, respectively, was primarily driven by cost management and reductions in share-based compensation expense. As a percentage of revenues, SG&A costs were largely unchanged compared to the respective comparative prior year periods.
Depreciation and amortization
Depreciation expense relates to our fixed assets, including computer hardware, leasehold improvements, and furniture and fixtures. Amortization expense relates to our definite-lived intangible assets, including customer relationships, technology and content, internally developed computer software, and trade names.
The increase of 3.5% and 3.4% compared to the three and six months ended June 30, 2024, respectively, was primarily driven by increased investment in content assets.
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
Charges for the three and six months ended June 30, 2025 were primarily associated with the Value Creation Plan, which began in the fourth quarter of 2024 and is expected to be substantially completed by the end of 2025. Charges for the three and six months ended June 30, 2024 were primarily associated with the Segment Optimization Program, which was substantively completed in 2024. For further information regarding each of our restructuring initiatives and impairment impacts, see Note 8 - Restructuring and Other Impairments included in Part I, Item 1 of this quarterly report.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions or as otherwise noted)
Other operating expense (income), net
The change of $26.0 compared to the three months ended June 30, 2024 was driven by the net impact of realized and unrealized gains and losses on foreign currency transactions, with the largest impacts derived from transactions denominated in GBP.
The change of $27.4 compared to the six months ended June 30, 2024 was driven by the net impact of realized and unrealized gains and losses on foreign currency transactions, with the largest impacts derived from transactions denominated in GBP, offset by a $14.8 loss on divestiture in the prior year period. For further information, see Note 9 - Other Operating Expense (Income), Net included in Part I, Item 1 of this quarterly report.
Interest expense, net
The decrease of 6.3% and 7.4% compared to the three and six months ended June 30, 2024, respectively, was driven by lower interest rates on our outstanding variable-rate debt and reduced borrowings under our notes and credit facilities.
Provision (benefit) for income taxes
The income tax provision (benefit) of $12.3 and $(6.8) for the three months ended June 30, 2025 and 2024, respectively, was primarily due to the mix of jurisdictions in which pre-tax profits and losses were recognized and, in the prior year period, a $14.2 tax benefit was recorded associated with the goodwill impairment.
The income tax provision (benefit) of $31.1 and $8.2 for the six months ended June 30, 2025 and 2024, respectively, was primarily due to the mix of jurisdictions in which pre-tax profits and losses were recognized and, in the prior year period, an offsetting $14.2 tax benefit associated with the goodwill impairment.
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

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions or as otherwise noted)
Adjusted EBITDA and Adjusted EBITDA margin (non-GAAP measures)
The following table presents our calculation of Adjusted EBITDA and Adjusted EBITDA margin for the three and six months ended June 30, 2025 and 2024, and reconciles these non-GAAP measures to our Net income (loss) and Net income (loss) margin for the same periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$(72.0)	$(304.3)	$(175.9)	$(379.3)
Provision (benefit) for income taxes	12.3	(6.8)	31.1	8.2
Depreciation and amortization	190.9	184.4	376.3	363.8
Interest expense, net	66.6	71.1	130.9	141.3
Share-based compensation expense	18.5	18.9	29.6	34.3
Goodwill and intangible asset impairments	—	302.8	—	302.8
Restructuring and other impairments	9.3	0.7	34.0	10.2
Fair value adjustment of warrants	—	—	—	(5.2)
Transaction related costs	8.1	3.1	14.4	7.5
Other(1)	27.9	4.5	54.4	27.1
Adjusted EBITDA	$261.6	$274.4	$494.8	$510.7

Net income (loss) margin	(11.6)%	(46.8)%	(14.5)%	(29.8)%
Adjusted EBITDA margin	42.1%	42.2%	40.7%	40.2%
(1) Includes the net impact of foreign exchange gains and losses related to the remeasurement of balances and other items that do not reflect our ongoing operating performance. The six months ended June 30, 2024 includes a $14.8 loss on the divestiture described in Note 9 - Other Operating Expense (Income), Net.

Liquidity and Capital Resources
We finance our operations primarily through cash generated by operating activities and through borrowing activities. As of June 30, 2025, we had $362.6 of cash and cash equivalents (including restricted cash of $10.3) and $693.5 of available borrowing capacity under our revolving credit facility.
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
The following table discloses our cash flows by activity for the periods presented:

	Six Months Ended June 30,		Change
	2025	2024	$	%
Net cash provided by operating activities	$287.5	$302.4	(14.9)	(5)%
Net cash used for investing activities	$(126.9)	$(166.6)	39.7	(24)%
Net cash used for financing activities	$(110.5)	$(120.8)	10.3	(9)%
The decrease in net cash provided by operating activities was primarily due to an increase in restructuring costs.
The decrease in net cash used for investing activities was primarily due to cash used for acquisition and divestiture activity in the prior year period and lower capital spending in the current year.
The decrease in net cash used for financing activities was primarily due to payments on our term loans and MCPS dividends in the prior year period, offset by an increase in cash used to repurchase our ordinary shares in the current year.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions or as otherwise noted)
Free cash flow (non-GAAP measure)
The following table reconciles our non-GAAP Free cash flow measure to Net cash provided by operating activities for the periods presented:

	Six Months Ended June 30,		Change
	2025	2024	$	%
Net cash provided by operating activities	$287.5	$302.4	$(14.9)	(5)%
Capital expenditures	(126.9)	(130.3)	3.4	(3)%
Free cash flow	$160.6	$172.1	$(11.5)	(7)%
Free cash flow decreased due to the change in net cash provided by operating activities described above, partially offset by a slight reduction in capital expenditures. Our capital expenditures in both periods presented consisted primarily of capitalized labor, contract services, and other costs associated with product and content development.
Borrowings
As of June 30, 2025, we had $4,541.8 of outstanding borrowings under our notes and credit facilities. We incurred $130.9 and $141.3 of interest expense associated with our debt obligations during the six months ended June 30, 2025 and 2024, respectively. Our contingent liabilities consist primarily of letters of credit and performance bonds and other similar obligations in the ordinary course of business.
In May 2025, we entered into an incremental $500.0 tranche of term loans under our term loan facility. These term loans carry an interest rate margin of 325 basis points per annum in the case of loans bearing interest by reference to term SOFR and are not subject to amortization. We used the issuance proceeds to redeem $500.0 aggregate principal amount of our outstanding Senior Secured Notes due 2026, plus accrued and unpaid interest through the redemption date of May 30, 2025. To offset the incremental interest expense impact of this refinancing, we entered into foreign currency swap transactions to effectively convert approximately 80% of the new term loan debt from U.S. dollars to Euro, economically reducing the interest rate by approximately 2%. For further discussion related to our outstanding borrowings and associated hedging activities, see Note 6 - Debt and Note 4 - Derivative Instruments included in Part I, Item 1 of this quarterly report.
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
As of June 30, 2025, we had $400.5 of availability remaining under our current share repurchase program. The share repurchase authorization is valid through December 31, 2026. The share repurchase program does not obligate us to repurchase any set dollar amount or number of shares and may be modified, suspended, or terminated at any time without prior notice. Under the share repurchase program, we are authorized to conduct open-market purchases of our ordinary shares from time to time through any method or program, including through Rule 10b5-1 trading plans or the use of other techniques as permitted by our shareholder authorization, approved by our Board of Directors or a designated committee thereof, and subject to availability of ordinary shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements, at management’s discretion.
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
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates from those reported under Part I, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates in our annual report on Form 10-K for the year ended December 31, 2024.
Recently Issued and Adopted Accounting Pronouncements
For recently issued and adopted accounting pronouncements, see Note 1 - Nature of Operations and Summary of Significant Accounting Policies included in Part I, Item 1 of this quarterly report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk is the risk that changes in market prices, such as foreign currency exchange rates and interest rates, will affect our cash flows or the fair value of our holdings of financial instruments. Market risks as of June 30, 2025 have not materially changed from those discussed under Part I, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our annual report on Form 10-K for the year ended December 31, 2024.
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
Based on that evaluation, our CEO and CFO concluded that, as of June 30, 2025 our disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed in the reports required to be filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table sets forth the total number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs for each month during the three months ended June 30, 2025.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Plans or Programs(2)
April 1, 2025 - April 30, 2025	50,068	$3.44	—	$450
May 1, 2025 - May 31, 2025	1,145,893	$4.24	1,057,743	$446
June 1, 2025 - June 30, 2025	10,472,195	$4.30	10,458,032	$401
Total	11,668,156		11,515,775
(1) Includes shares withheld to satisfy tax withholding obligations on behalf of employees that occur upon vesting and delivery of outstanding shares underlying equity awards under the Amended and Restated 2019 Incentive Award Plan.

(2) In December 2024, our Board of Directors authorized a share repurchase program of up to $500.0 for a period of two years, from January 1, 2025 through December 31, 2026. On May 7, 2025, we obtained shareholder approval updating our previous shareholder share repurchase authority. The updated authority allows us to conduct open-market purchases, as approved by our Board of Directors, of up to 100 million of our ordinary shares from time to time through May 6, 2030, at a purchase price of no less than $1 per share and no more than $35 per share.

Item 5. Other Information.
During the quarter ended June 30, 2025, no director or officer (as defined in Rule 16a-1 under the Exchange Act) of the Company adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.
EXHIBIT INDEX

10.1*+	Clarivate Plc Amended and Restated 2019 Incentive Award Plan dated as of June 1, 2025
10.2*+	Clarivate Plc Amended and Restated 2019 Incentive Award Plan – Form of Restricted Share Unit Agreement (2025)
10.3*+	Clarivate Plc Amended and Restated 2019 Incentive Award Plan – Form of Restricted Share Unit Agreement – Non-Executive Directors (2025)
10.4*+	Clarivate Plc Amended and Restated 2019 Incentive Award Plan – Form of Performance Share Unit Agreement (2025)
10.5	Amendment No. 7 dated as of May 30, 2025 to Credit Agreement dated as of October 31, 2019 (incorporated by reference to Exhibit 10.1 to Clarivate’s Form 8-K filed June 2, 2025)
31*	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following information from our Form 10-Q for the quarter ended June 30, 2025, formatted in Inline Extensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets (Unaudited), (ii) Condensed Consolidated Statements of Operations (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited), (iv) Condensed Consolidated Statements of Changes in Equity (Unaudited), (v) Condensed Consolidated Statements of Cash Flows (Unaudited), and (vi) Notes to the Condensed Consolidated Financial Statements (Unaudited).

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
*    Filed herewith.
+     Compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of London, United Kingdom on July 30, 2025.

CLARIVATE PLC
By:	/s/ Jonathan M. Collins
Name: Jonathan M. Collins
Title: Executive Vice President & Chief Financial Officer