Form 10-Q
period 2025-09-30
CLARIVATE PLC
filed 2025-10-29
CIK 1764046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of ordinary shares of the Company outstanding as of September 30, 2025, was 661,435,069.

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

PART I. Financial Information
Item 1. Financial Statements.
CLARIVATE PLC
Condensed Consolidated Balance Sheets (Unaudited)

(In millions)	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash	$318.7	$295.2
Accounts receivable, net	810.7	798.3
Prepaid expenses	93.9	85.9
Other current assets	67.8	65.2
Total current assets	1,291.1	1,244.6
Property and equipment, net	52.6	53.5
Other intangible assets, net	8,149.0	8,441.2
Goodwill	1,566.7	1,566.6
Other non-current assets	69.0	82.2
Deferred income taxes	49.2	48.5
Operating lease right-of-use assets	50.0	53.6
Total assets	$11,227.6	$11,490.2
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$139.7	$124.5
Accrued compensation	129.6	119.2
Accrued expenses and other current liabilities	328.8	310.1
Current portion of deferred revenues	872.8	859.1
Current portion of operating lease liability	18.7	20.6
Total current liabilities	1,489.6	1,433.5
Long-term debt	4,419.0	4,518.7
Other non-current liabilities	98.6	72.5
Deferred income taxes	274.5	273.3
Operating lease liabilities	42.1	53.2
Total liabilities	6,323.8	6,351.2
Commitments and contingencies (Note 13)
Shareholders' equity:
Ordinary Shares, no par value; unlimited shares authorized; 661.4 and 691.4 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	12,867.9	12,978.8
Accumulated other comprehensive loss	(446.4)	(526.3)
Accumulated deficit	(7,517.7)	(7,313.5)
Total shareholders' equity	4,903.8	5,139.0
Total liabilities and shareholders' equity	$11,227.6	$11,490.2
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2025	2024	2025	2024
Revenues	$623.1	$622.2	$1,838.2	$1,893.7
Operating expenses:
Cost of revenues	218.2	210.1	628.8	641.5
Selling, general and administrative costs	170.0	169.7	529.5	546.8
Depreciation and amortization	191.8	177.2	568.1	541.0
Goodwill and intangible asset impairments	—	13.8	—	316.6
Restructuring and other impairments	11.9	4.0	45.9	14.2
Other operating expense (income), net	(12.8)	25.7	35.8	46.9
Total operating expenses	579.1	600.5	1,808.1	2,107.0
Income (loss) from operations	44.0	21.7	30.1	(213.3)
Fair value adjustment of warrants	—	—	—	(5.2)
Interest expense, net	68.5	72.2	199.4	213.5
Income (loss) before income taxes	(24.5)	(50.5)	(169.3)	(421.6)
Provision (benefit) for income taxes	3.8	15.1	34.9	23.3
Net income (loss)	(28.3)	(65.6)	(204.2)	(444.9)
Dividends on preferred shares	—	—	—	31.3
Net income (loss) attributable to ordinary shares	$(28.3)	$(65.6)	$(204.2)	$(476.2)

Per share:
Basic	$(0.04)	$(0.09)	$(0.30)	$(0.69)
Diluted	$(0.04)	$(0.09)	$(0.30)	$(0.69)

Weighted average shares used to compute earnings per share:
Basic	668.3	718.7	679.7	690.5
Diluted	668.3	718.7	679.7	690.5
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,
(In millions)	2025	2024
Net income (loss)	$(28.3)	$(65.6)
Other comprehensive income (loss), net of tax:
Hedging relationships, net of tax of $(0.4) and $(4.4)	(0.9)	(13.0)
Defined benefit pension plans	—	—
Foreign currency translation adjustment	(26.3)	76.2
Other comprehensive income (loss), net of tax	(27.2)	63.2
Comprehensive income (loss)	$(55.5)	$(2.4)

	Nine Months Ended September 30,
(In millions)	2025	2024
Net income (loss)	$(204.2)	$(444.9)
Other comprehensive income (loss), net of tax:
Hedging relationships, net of tax of $(2.3) and $(3.7)	(8.1)	(10.8)
Defined benefit pension plans	0.1	—
Foreign currency translation adjustment	87.9	72.3
Other comprehensive income (loss), net of tax	79.9	61.5
Comprehensive income (loss)	$(124.3)	$(383.4)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Changes in Equity (Unaudited)

	Ordinary Shares		Preferred Shares		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
(In millions)	Shares	Amount	Shares	Amount
Balance at December 31, 2024	691.4	$12,978.8	—	$—	$(526.3)	$(7,313.5)	$5,139.0
Vesting of restricted stock units	5.1	—	—	—	—	—	—
Share-based award activity	(1.7)	6.3	—	—	—	—	6.3
Repurchase and retirement of ordinary shares	(11.7)	(50.0)	—	—	—	—	(50.0)
Net income (loss)	—	—	—	—	—	(103.9)	(103.9)
Other comprehensive income (loss)	—	—	—	—	35.7	—	35.7
Balance at March 31, 2025	683.1	$12,935.1	—	$—	$(490.6)	$(7,417.4)	$5,027.1
Vesting of restricted stock units	0.8	—	—	—	—	—	—
Share-based award activity	(0.2)	17.1	—	—	—	—	17.1
Repurchase and retirement of ordinary shares	(11.5)	(49.5)	—	—	—	—	(49.5)
Net income (loss)	—	—	—	—	—	(72.0)	(72.0)
Other comprehensive income (loss)	—	—	—	—	71.4	—	71.4
Balance at June 30, 2025	672.2	$12,902.7	—	$—	$(419.2)	$(7,489.4)	$4,994.1
Vesting of restricted stock units	1.3	—	—	—	—	—	—
Share-based award activity	(0.4)	15.2	—	—	—	—	15.2
Repurchase and retirement of ordinary shares	(11.7)	(50.0)	—	—	—	—	(50.0)
Net income (loss)	—	—	—	—	—	(28.3)	(28.3)
Other comprehensive income (loss)	—	—	—	—	(27.2)	—	(27.2)
Balance at September 30, 2025	661.4	$12,867.9	—	$—	$(446.4)	$(7,517.7)	$4,903.8

CLARIVATE PLC
Condensed Consolidated Statements of Changes in Equity (Unaudited)

	Ordinary Shares		Preferred Shares		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
(In millions)	Shares	Amount	Shares	Amount
Balance at December 31, 2023	666.1	$11,740.5	14.4	$1,392.6	$(495.3)	$(6,645.5)	$5,992.3
Vesting of restricted stock units	3.3	—	—	—	—	—	—
Share-based award activity	(1.2)	6.9	—	—	—	—	6.9
Dividends to preferred shareholders	—	—	—	—	—	(18.8)	(18.8)
Net income (loss)	—	—	—	—	—	(75.0)	(75.0)
Other comprehensive income (loss)	—	—	—	—	(17.0)	—	(17.0)
Balance at March 31, 2024	668.2	$11,747.4	14.4	$1,392.6	$(512.3)	$(6,739.3)	$5,888.4
Vesting of restricted stock units	0.7	—	—	—	—	—	—
Share-based award activity	(0.1)	17.7	—	—	—	—	17.7
Conversion of preferred shares into ordinary shares	55.3	1,392.6	(14.4)	(1,392.6)	—	—	—
Dividends to preferred shareholders	—	—	—	—	—	(12.5)	(12.5)
Net income (loss)	—	—	—	—	—	(304.3)	(304.3)
Other comprehensive income (loss)	—	—	—	—	15.3	—	15.3
Balance at June 30, 2024	724.1	$13,157.7	—	$—	$(497.0)	$(7,056.1)	$5,604.6
Vesting of restricted stock units	2.1	—	—	—	—	—	—
Share-based award activity	(0.7)	11.3	—	—	—	—	11.3
Repurchase and retirement of ordinary shares	(15.2)	(100.0)	—	—	—	—	(100.0)
Net income (loss)	—	—	—	—	—	(65.6)	(65.6)
Other comprehensive income (loss)	—	—	—	—	63.2	—	63.2
Balance at September 30, 2024	710.3	$13,069.0	—	$—	$(433.8)	$(7,121.7)	$5,513.5
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In millions)	2025	2024
Cash Flows From Operating Activities
Net income (loss)	$(204.2)	$(444.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	568.1	541.0
Share-based compensation	45.4	48.9
Restructuring and other impairments, including goodwill	2.8	314.5
Deferred income taxes	(11.6)	(28.8)
Amortization and write-off of debt issuance costs	11.3	11.1
Other operating activities	27.1	36.1
Changes in operating assets and liabilities:
Accounts receivable	6.2	148.2
Prepaid expenses	(7.2)	(8.5)
Other assets	0.5	(9.8)
Accounts payable	11.7	(16.5)
Accrued expenses and other current liabilities	27.3	22.1
Deferred revenues	(8.3)	(102.3)
Operating leases, net	(4.3)	(7.8)
Other liabilities	3.8	2.0
Net cash provided by operating activities	468.6	505.3
Cash Flows From Investing Activities
Capital expenditures	(192.5)	(206.9)
Payments for acquisitions, net of cash acquired	—	(32.0)
Proceeds from divestitures, net of cash divested	—	(19.2)
Net cash used for investing activities	(192.5)	(258.1)
Cash Flows From Financing Activities
Principal payments on debt	(600.0)	(58.1)
Proceeds from issuance of debt	500.0	—
Payment of debt issuance costs, extinguishment costs, and related fees	(9.5)	(20.1)
Repurchases of ordinary shares	(149.5)	(100.0)
Cash dividends on preferred shares	—	(37.7)
Payments related to tax withholding for share-based compensation	(9.6)	(13.9)
Other financing activities	3.4	(0.7)
Net cash used for financing activities	(265.2)	(230.5)
Effects of exchange rates	12.6	1.1
Net change in cash and cash equivalents, including restricted cash	23.5	17.8
Cash and cash equivalents, including restricted cash, beginning of period	295.2	370.7
Cash and cash equivalents, including restricted cash, end of period	$318.7	$388.5
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
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include our accounts and the accounts of our wholly owned subsidiaries. In our opinion, these interim statements reflect all adjustments necessary to a fair statement of the results for the periods presented, and such adjustments are of a normal, recurring nature. Results from interim periods should not be considered indicative of results for the full year. The financial statements included herein should be read in conjunction with the financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2024. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. All significant intercompany transactions and balances have been eliminated in consolidation. Cash and cash equivalents is comprised of cash on hand and short-term deposits with an original maturity at the date of purchase of three months or less, and includes restricted cash of $9.5 and $10.5 as of September 30, 2025 and December 31, 2024, respectively.
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
In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to measure credit losses on current accounts receivable and current contract assets. The

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions or as otherwise noted)
practical expedient allows entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when measuring credit losses. The amendments in this update are effective for fiscal years, including interim reporting periods, beginning after December 15, 2025, with early adoption permitted. We are currently assessing the impact of this update on our financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, which removes all references to project stages and clarifies the threshold entities apply to begin capitalizing costs. The update further specifies required disclosures for all capitalized internal-use software costs. The amendments in this update are effective for fiscal years, including interim reporting periods, beginning after December 15, 2027, with early adoption permitted as of the beginning of an annual reporting period. Entities are permitted to apply the new guidance using a prospective, modified, or retrospective transition approach. We are currently assessing the impact of this update on our financial statements and related disclosures.
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
The following table presents our revenues disaggregated by transaction type (see Note 12 - Segment Information for our revenues disaggregated by segment):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Subscription revenues	$405.4	$411.1	$1,199.7	$1,219.8
Re-occurring revenues	105.3	106.7	320.1	317.8
Transactional revenues	112.4	104.4	318.4	356.1
Revenues	$623.1	$622.2	$1,838.2	$1,893.7
The following table presents our contract balances:

	September 30, 2025	December 31, 2024
Accounts receivable, net	$810.7	$798.3
Current portion of deferred revenues	$872.8	$859.1
Non-current portion of deferred revenues(1)	$18.4	$16.6
(1) Included in Other non-current liabilities on the Condensed Consolidated Balance Sheets.
During the nine months ended September 30, 2025, we recognized revenues of $687.6 attributable to deferred revenues recorded at the beginning of the period, primarily consisting of subscription revenues recognized ratably over the contractual term.

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
Note 3: Other Intangible Assets, Net
The following table summarizes the gross carrying amounts and accumulated amortization of our identifiable intangible assets by major class:

	September 30, 2025			December 31, 2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$7,839.4	$(1,788.8)	$6,050.6	$7,773.9	$(1,515.9)	$6,258.0
Technology and content	2,813.4	(1,393.5)	1,419.9	2,748.8	(1,204.6)	1,544.2
Computer software	1,219.3	(725.0)	494.3	1,060.6	(609.2)	451.4
Trade names and other	89.4	(62.1)	27.3	88.4	(57.7)	30.7
Definite-lived intangible assets	$11,961.5	$(3,969.4)	$7,992.1	$11,671.7	$(3,387.4)	$8,284.3
Indefinite-lived trade names	156.9	—	156.9	156.9	—	156.9
Other intangible assets, net	$12,118.4	$(3,969.4)	$8,149.0	$11,828.6	$(3,387.4)	$8,441.2
Amortization expense related to intangible assets was $185.9 and $172.8 for the three months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, amortization expense was $551.7 and $527.2, respectively.
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
Cash flow hedges
We have interest rate swap arrangements with counterparties to reduce our exposure to variability in cash flows related to interest payments on our outstanding term loans. These swaps are designated as cash flow hedges of the risk associated with floating interest rates on designated future monthly interest payments. The fair value of the swaps represents the estimated amount we would receive or pay to terminate such agreements, taking into account market interest rates and the remaining time to maturities or using market inputs with mid-market pricing as a practical expedient for the bid-ask spread.
As of September 30, 2025, we have outstanding interest rate swaps with an aggregate notional value of $1,644.8. This amount includes four swap arrangements currently in effect and two forward-starting swaps that are scheduled to commence on the October 2026 maturity date of the May 2023 swaps, as further summarized in the table below:

Type	Notional Value	Effective Date	Maturity Date
Swaps entered May 2023	$742.1	May 2023	October 2026
Swaps entered June 2025	402.7	June 2025	January 2031
Forward-starting swaps entered Aug 2025	500.0	October 2026	January 2030
Total	$1,644.8
Changes in fair value are recorded in Accumulated other comprehensive loss (“AOCL”) in the Condensed Consolidated Balance Sheets, with a corresponding adjustment to the derivative asset or liability. Amounts recorded in AOCL are reclassified to Interest expense, net in the same period during which the hedged transactions affect earnings. As of September 30, 2025, we estimate that approximately $4.7 of pre-tax gain related to interest rate swaps recorded in AOCL will be reclassified into earnings within the next 12 months. For additional information on changes recorded in AOCL, see Note 7 - Shareholders' Equity.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions or as otherwise noted)
Fair value hedges
In June 2025, we entered into two cross-currency swaps with a combined notional value of €350.0, maturing in January 2031, to mitigate foreign currency exposure related to intercompany loans and economically reduce interest expense. We have designated these swaps as fair value hedges. We elected to assess the effectiveness of these hedges based on changes in spot rates.
Changes in fair value are recognized as foreign exchange gains or losses within Other operating expense (income), net, and are intended to offset the foreign exchange gains or losses arising from the remeasurement of the hedged intercompany loans. Unrealized gains or losses on components excluded from the hedge effectiveness assessment are recorded in AOCL and are reclassified into earnings over the life of the swaps. For additional information on changes recorded in AOCL, see Note 7 - Shareholders' Equity.
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
Derivatives not designated as accounting hedges
We periodically enter into foreign currency forward contracts, generally with maturities of 180 days or less, to reduce our exposure to foreign exchange rate risks. These contracts are not designated as accounting hedges. As of September 30, 2025 and December 31, 2024, the notional amount of our outstanding foreign currency forward contracts was $160.4 and $91.1, respectively.
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
The gain or loss related to the change in fair value for these contracts is recognized within Other operating expense (income), net. We recognized a (gain) loss from the fair value adjustment of $2.5 and $(4.2) for the three months ended September 30, 2025 and 2024, respectively, and $(0.8) and $(1.9) for the nine months ended September 30, 2025 and 2024, respectively.
The following table provides the location and the fair value of our derivative instruments in the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024:

	Balance Sheet Location	September 30, 2025	December 31, 2024
Cash flow hedging relationships:
Interest rate swaps	Other non-current assets	$5.9	$14.7
Interest rate swaps	Other non-current liabilities	4.7	—
Fair value hedging relationships:
Cross-currency swaps	Other non-current liabilities	5.3	—
Net investment hedge:
Cross-currency swap	Other non-current assets	—	3.7
Cross-currency swap	Other non-current liabilities	8.5	—
Not designated as accounting hedges:
Foreign currency forwards	Other current assets	0.1	—
Foreign currency forwards	Accrued expenses and other current liabilities	0.4	1.1

Total derivative assets		$6.0	$18.4
Total derivative liabilities		$18.9	$1.1

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions or as otherwise noted)
Note 5: Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2025	December 31, 2024
Liabilities due to customers	$79.3	$84.8
Accrued royalties	85.8	79.3
Miscellaneous accruals	163.7	146.0
Accrued expenses and other current liabilities	$328.8	$310.1
Note 6: Debt
The following table summarizes our total indebtedness:

		September 30, 2025		December 31, 2024
Type	Maturity	Effective Interest Rate	Carrying Value	Effective Interest Rate	Carrying Value
Senior Secured Notes	2026	4.500%	100.0	4.500%	700.0
Senior Secured Notes	2028	3.875%	921.2	3.875%	921.2
Senior Notes	2029	4.875%	921.4	4.875%	921.4
Revolving Credit Facility	2029	6.913%	—	7.107%	—
Term Loan Facility (Tranche 1)	2031	6.913%	1,999.2	7.107%	1,999.2
Term Loan Facility (Tranche 2)	2031	7.413%	500.0	—%	—
Finance lease	2036	6.936%	28.4	6.936%	29.3
Total debt outstanding			$4,470.2		$4,571.1
Debt discounts and issuance costs			(49.7)		(51.1)
Current portion of long-term debt			(1.5)		(1.3)
Long-term debt			$4,419.0		$4,518.7
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
In May 2025, we used the proceeds from the incremental term loans (described below) to redeem $500.0 aggregate principal amount of the outstanding Senior Secured Notes due 2026, plus accrued and unpaid interest through the May 30, 2025 redemption date. In September 2025, we redeemed an additional $100.0 aggregate principal amount of the outstanding Senior Secured Notes due 2026, plus accrued and unpaid interest through the September 30, 2025 redemption date.
Senior Secured Notes (2028) and Senior Notes (2029)
Interest on the Senior Secured Notes due 2028 and the Senior Notes due 2029 is payable semi-annually to holders of record on June 30 and December 30 of each year. The Senior Secured Notes due 2028 are secured on a first-lien pari passu basis with borrowings under our credit facilities and Senior Secured Notes due 2026. Both series of notes are guaranteed on a joint and several basis by each indirect subsidiary that is an obligor or guarantor under our credit facilities and Senior Secured Notes due 2026.
The Credit Facilities
Revolving Credit Facility (2029)
Our $775.0 revolving credit facility provides for revolving loans, same-day borrowings, and letters of credit (with a sublimit of $77.0). Proceeds of loans made under the revolving credit facility may be borrowed, repaid, and reborrowed prior to maturity. As of September 30, 2025, letters of credit totaling $6.5 were collateralized by the revolving credit facility.

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
The carrying value of our variable interest rate debt, excluding unamortized debt issuance costs, approximates fair value due to the short-term nature of the interest rate benchmark rates. The fair value of our fixed rate debt is estimated based on market observable data for debt with similar prepayment features. As of September 30, 2025 and December 31, 2024, the fair value of our debt was $4,372.8 and $4,423.2, respectively, and is considered Level 2 under the fair value hierarchy.
Note 7: Shareholders' Equity
Share Repurchase Program
In December 2024, our Board authorized a new share repurchase program of up to $500.0 of our ordinary shares for a period of two years, from January 1, 2025 through December 31, 2026. During the nine months ended September 30, 2025, we repurchased approximately 34.8 million ordinary shares for $149.5 at an average price of $4.29 per share. All repurchased shares were immediately retired and restored as authorized but unissued ordinary shares. As of September 30, 2025, we had $350.5 of availability remaining under the share repurchase program.
Accumulated Other Comprehensive Loss (“AOCL”)
The tables below provide information about the changes in AOCL by component and the related amounts reclassified to net earnings during the periods indicated (net of tax).

	Nine Months Ended September 30, 2025
	Hedging relationships(1)	Defined benefit pension plans	Foreign currency translation adjustment(2)	AOCL
Balance as of December 31, 2024	$10.7	$(0.4)	$(536.6)	$(526.3)
Other comprehensive income (loss) before reclassifications	0.9	0.1	88.5	89.5
Reclassifications from AOCL to net earnings	(9.0)	—	(0.6)	(9.6)
Net other comprehensive income (loss)	(8.1)	0.1	87.9	79.9
Balance as of September 30, 2025	$2.6	$(0.3)	$(448.7)	$(446.4)

	Nine Months Ended September 30, 2024
	Hedging relationships(1)	Defined benefit pension plans	Foreign currency translation adjustment(2)	AOCL
Balance as of December 31, 2023	$16.2	$0.4	$(511.9)	$(495.3)
Other comprehensive income (loss) before reclassifications	7.4	—	73.2	80.6
Reclassifications from AOCL to net earnings	(18.2)	—	(0.9)	(19.1)
Net other comprehensive income (loss)	(10.8)	—	72.3	61.5
Balance as of September 30, 2024	$5.4	$0.4	$(439.6)	$(433.8)
(1) Includes amounts related to our interest rate swaps designated as cash flow hedges, and for the nine months ended September 30, 2025, also includes the excluded component of our cross-currency swaps designated as fair value hedges. Refer to Note 4 - Derivative Instruments for further information.

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
The following table summarizes the pre-tax charges by activity and program during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Severance and related benefit costs:
Value Creation Plan	$11.2	$—	$44.0	$—
Segment Optimization	—	4.2	0.4	16.3
ProQuest Acquisition Integration	—	—	—	(0.1)
Total Severance and related benefit costs	11.2	4.2	44.4	16.2
Exit and disposal costs:
Value Creation Plan	0.7	—	1.5	—
Segment Optimization	—	0.1	—	0.3
Total Exit and disposal costs	0.7	0.1	1.5	0.3
Lease abandonment costs:
Segment Optimization	—	(0.3)	—	(2.3)
Total Lease abandonment costs	—	(0.3)	—	(2.3)
Restructuring and other impairments	$11.9	$4.0	$45.9	$14.2
The following table summarizes the pre-tax charges by program and segment during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Academia & Government:
Value Creation Plan	$3.3	$—	$19.9	$—
Segment Optimization	—	1.7	—	5.5
ProQuest Acquisition Integration	—	—	—	(0.1)
Total A&G	3.3	1.7	19.9	5.4
Intellectual Property:
Value Creation Plan	4.4	—	12.4	—
Segment Optimization	—	0.2	0.3	3.2
Total IP	4.4	0.2	12.7	3.2
Life Sciences & Healthcare:
Value Creation Plan	4.2	—	13.2	—
Segment Optimization	—	2.1	0.1	5.6
Total LS&H	4.2	2.1	13.3	5.6
Restructuring and other impairments	$11.9	$4.0	$45.9	$14.2

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions or as otherwise noted)
The table below summarizes the changes in our restructuring reserves by activity during the periods indicated:

	Severance and related benefit costs	Exit, disposal, and abandonment costs	Total
Reserve balance as of December 31, 2024	$2.3	$—	$2.3
Expenses recorded	44.4	1.5	45.9
Payments made	(36.9)	(0.9)	(37.8)
Noncash items	(2.8)	—	(2.8)
Reserve balance as of September 30, 2025	$7.0	$0.6	$7.6

Reserve balance as of December 31, 2023	$5.9	$1.4	$7.3
Expenses recorded	16.2	(2.0)	14.2
Payments made	(18.9)	(4.7)	(23.6)
Noncash items	(1.0)	5.3	4.3
Reserve balance as of September 30, 2024	$2.2	$—	$2.2
Note 9: Other Operating Expense (Income), Net
Other operating expense (income), net, consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Loss (gain) on divestiture(1)	$—	$—	$—	$14.8
Net foreign exchange loss (gain)	(15.3)	31.5	38.1	36.1
Miscellaneous expense (income), net	2.5	(5.8)	(2.3)	(4.0)
Other operating expense (income), net	$(12.8)	$25.7	$35.8	$46.9
(1) Related to the sale of Valipat, a small product group within our IP segment.
Note 10: Income Taxes
We compute our provision (benefit) for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income (loss) and adjust the provision for discrete tax items recorded in the period.
The income tax provision of $3.8 and $15.1 for the three months ended September 30, 2025 and 2024, respectively, was primarily due to the mix of jurisdictions in which pre-tax profits and losses were recognized.
The income tax provision of $34.9 and $23.3 for the nine months ended September 30, 2025 and 2024, respectively, was primarily due to the mix of jurisdictions in which pre-tax profits and losses were recognized and, in the prior year period, an offsetting $14.2 tax benefit associated with the goodwill impairment.
On July 4, 2025, H.R.1, known as the One Big Beautiful Bill Act (“OBBBA”), was enacted into law. OBBBA contains provisions such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to international tax provisions, and the restoration of favorable tax treatment for certain business expenses. The change in U.S. tax law has been reflected in the current period and did not have a material impact on the income tax provision for the three and nine months ended September 30, 2025.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions or as otherwise noted)
Note 11: Earnings Per Share
The basic and diluted EPS computations for our ordinary shares are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic EPS
Net income (loss)	$(28.3)	$(65.6)	$(204.2)	$(444.9)
Dividends on preferred shares	—	—	—	31.3
Net income (loss) attributable to ordinary shares	$(28.3)	$(65.6)	$(204.2)	$(476.2)

Weighted average shares, basic	668.3	718.7	679.7	690.5
Basic EPS	$(0.04)	$(0.09)	$(0.30)	$(0.69)

Diluted EPS
Net income (loss) attributable to ordinary shares, diluted	$(28.3)	$(65.6)	$(204.2)	$(476.2)

Weighted average shares, basic	668.3	718.7	679.7	690.5
Weighted average effect of potentially dilutive shares	—	—	—	—
Weighted average shares, diluted	668.3	718.7	679.7	690.5
Diluted EPS	$(0.04)	$(0.09)	$(0.30)	$(0.69)
Potential ordinary shares on a gross basis of 22.6 and 14.2 related to share-based awards were excluded from diluted EPS for the three months ended September 30, 2025 and 2024, respectively, as their inclusion would have been antidilutive. Potential ordinary shares on a gross basis of 20.1 and 22.3 related to share-based awards and private placement warrants were excluded from diluted EPS for the nine months ended September 30, 2025 and 2024, respectively, as their inclusion would have been antidilutive.
As a result of the MCPS conversion described in Note 7 - Shareholders' Equity, during the three and nine months ended September 30, 2024, the converted MCPS shares were included in basic EPS for the period subsequent to the conversion. Prior to the conversion, the MCPS shares were evaluated for inclusion in diluted EPS using the if-converted method and, in each period presented, were excluded from diluted EPS as their inclusion would have been antidilutive.
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
The following table summarizes reportable segment revenues, expenses, and profit and provides a reconciliation of total reportable segment Adjusted EBITDA to Net income (loss) for the periods indicated:

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(In millions or as otherwise noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Academia & Government
Revenues	$332.5	$321.3	$953.7	$983.5
People-related costs	(84.7)	(82.2)	(255.0)	(264.9)
Royalties and other product costs	(62.7)	(57.7)	(168.2)	(178.6)
Technology costs	(19.4)	(19.2)	(59.0)	(60.5)
Outside service costs	(7.6)	(9.1)	(25.5)	(29.7)
Other costs	(11.8)	(13.3)	(31.1)	(34.4)
A&G Adjusted EBITDA	$146.3	$139.8	$414.9	$415.4
Intellectual Property
Revenues	$197.8	$199.8	$593.0	$602.3
People-related costs	(73.4)	(68.3)	(219.8)	(213.6)
Royalties and other product costs	(17.9)	(17.1)	(55.2)	(55.9)
Technology costs	(13.5)	(11.2)	(38.4)	(34.6)
Outside service costs	(5.1)	(5.3)	(16.0)	(15.1)
Other costs	(6.1)	(6.9)	(18.4)	(19.9)
IP Adjusted EBITDA	$81.8	$91.0	$245.2	$263.2
Life Sciences & Healthcare
Revenues	$92.8	$101.1	$291.5	$307.9
People-related costs	(45.4)	(45.3)	(138.4)	(144.3)
Royalties and other product costs	(9.5)	(8.8)	(27.7)	(27.5)
Technology costs	(8.0)	(6.4)	(21.6)	(19.9)
Outside service costs	(2.2)	(3.5)	(7.8)	(9.8)
Other costs	(3.4)	(3.5)	(8.9)	(9.9)
LS&H Adjusted EBITDA	$24.3	$33.6	$87.1	$96.5
Total Reportable Segments
Revenues	$623.1	$622.2	$1,838.2	$1,893.7
People-related costs	(203.5)	(195.8)	(613.2)	(622.8)
Royalties and other product costs	(90.1)	(83.6)	(251.1)	(262.0)
Technology costs	(40.9)	(36.8)	(119.0)	(115.0)
Outside service costs	(14.9)	(17.9)	(49.3)	(54.6)
Other costs	(21.3)	(23.7)	(58.4)	(64.2)
Total Reportable Segments Adjusted EBITDA	$252.4	$264.4	$747.2	$775.1
Benefit (provision) for income taxes	(3.8)	(15.1)	(34.9)	(23.3)
Depreciation and amortization	(191.8)	(177.2)	(568.1)	(541.0)
Interest expense, net	(68.5)	(72.2)	(199.4)	(213.5)
Share-based compensation expense	(16.0)	(15.4)	(45.6)	(49.7)
Goodwill and intangible asset impairments	—	(13.8)	—	(316.6)
Restructuring and lease impairments	(11.9)	(4.0)	(45.9)	(14.2)
Fair value adjustment of warrants	—	—	—	5.2
Transaction related costs	(4.1)	(6.1)	(18.5)	(13.6)
Other(1)	15.4	(26.2)	(39.0)	(53.3)
Net income (loss)	$(28.3)	$(65.6)	$(204.2)	$(444.9)
(1) Includes the net impact of foreign exchange gains and losses related to the remeasurement of balances and other items that do not reflect our ongoing operating performance. The nine months ended September 30, 2024 includes a $14.8 loss on the divestiture described in Note 9 - Other Operating Expense (Income), Net.

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
Our organic ACV grew 1.6% compared to September 30, 2024, primarily driven by price increases. Our total ACV of $1,542.7 as of September 30, 2025 declined 3.4% compared to $1,596.4 as of September 30, 2024, primarily due to the ScholarOne divestiture in November 2024 and the wind-down of certain product groups beginning in the first quarter of 2025.
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
Our annual renewal rate for the nine months ended September 30, 2025 and 2024 was 93% and 92%, respectively.
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
Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,		% Change
	2025	2024	2025	2024	QTD	YTD
Revenues	$623.1	$622.2	$1,838.2	$1,893.7	—%	(3)%
Operating expenses:
Cost of revenues	218.2	210.1	628.8	641.5	4%	(2)%
Selling, general and administrative costs	170.0	169.7	529.5	546.8	—%	(3)%
Depreciation and amortization	191.8	177.2	568.1	541.0	8%	5%
Goodwill and intangible asset impairments	—	13.8	—	316.6	N/M	N/M
Restructuring and other impairments	11.9	4.0	45.9	14.2	N/M	N/M
Other operating expense (income), net	(12.8)	25.7	35.8	46.9	N/M	(24)%
Total operating expenses	579.1	600.5	1,808.1	2,107.0
Income (loss) from operations	44.0	21.7	30.1	(213.3)
Fair value adjustment of warrants	—	—	—	(5.2)	N/M	N/M
Interest expense, net	68.5	72.2	199.4	213.5	(5)%	(7)%
Income (loss) before income taxes	(24.5)	(50.5)	(169.3)	(421.6)
Provision (benefit) for income taxes	3.8	15.1	34.9	23.3	(75)%	50%
Net income (loss)	(28.3)	(65.6)	(204.2)	(444.9)
Dividends on preferred shares	—	—	—	31.3	N/M	N/M
Net income (loss) attributable to ordinary shares	$(28.3)	$(65.6)	$(204.2)	$(476.2)
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
Revenues
The following tables present our revenues by type, segment, and geography, as well as the components driving the changes between periods.
Revenues by transaction type

	Three Months Ended September 30,		Change		% of Change
	2025	2024	$	%	Acquisitions	Disposals	FX	Organic
Subscription	$405.4	$411.1	$(5.7)	(1.4)%	—%	(3.4)%	0.8%	1.2%
Re-occurring	105.3	106.7	(1.4)	(1.3)%	—%	—%	1.9%	(3.2)%
Recurring revenues	510.7	517.8	(7.1)	(1.4)%	—%	(2.7)%	1.0%	0.3%
Transactional	112.4	104.4	8.0	7.7%	—%	9.8%	0.7%	(2.8)%
Revenues	$623.1	$622.2	$0.9	0.1%	—%	(0.7)%	0.9%	(0.1)%
Subscription organic growth was driven by new sales and price increases, while the subscription disposals decrease was primarily attributed to the ScholarOne divestiture and product group wind-downs within LS&H. The re-occurring organic decline was primarily due to lower IP volumes and sales. The transactional organic decline was also primarily due to lower IP

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions or as otherwise noted)
activity, while the transactional disposal increase was primarily due to higher transactional book sales in A&G wind-down products.

	Nine Months Ended September 30,		Change		% of Change
	2025	2024	$	%	Acquisitions	Disposals	FX	Organic
Subscription	$1,199.7	$1,219.8	$(20.1)	(1.6)%	0.1%	(2.9)%	0.4%	0.8%
Re-occurring	320.1	317.8	2.3	0.7%	—%	—%	0.9%	(0.2)%
Recurring revenues	1,519.8	1,537.6	(17.8)	(1.2)%	0.1%	(2.4)%	0.5%	0.6%
Transactional	318.4	356.1	(37.7)	(10.6)%	0.1%	(9.0)%	0.4%	(2.1)%
Revenues	$1,838.2	$1,893.7	$(55.5)	(2.9)%	0.1%	(3.7)%	0.5%	0.2%
Subscription organic growth was driven by new sales, improved retention, and price increases, with the subscription disposals decrease primarily attributable to the ScholarOne divestiture and product group wind-downs within LS&H. Re-occurring organic revenues were flat, with FX translation gains driving the overall increase. The transactional organic decline was primarily due to lower IP activity, while the transactional disposal decrease was primarily due to the product group wind-downs in A&G and LS&H, as well as the Valipat divestiture.
Revenues by segment

	Three Months Ended September 30,		Change		% of Change
	2025	2024	$	%	Acquisitions	Disposals	FX	Organic
A&G	$332.5	$321.3	$11.2	3.5%	—%	0.8%	0.7%	2.0%
IP	197.8	199.8	(2.0)	(1.0)%	0.1%	—%	1.6%	(2.7)%
LS&H	92.8	101.1	(8.3)	(8.2)%	—%	(7.7)%	0.2%	(0.7)%
Revenues	$623.1	$622.2	$0.9	0.1%	—%	(0.7)%	0.9%	(0.1)%
A&G segment revenues increased primarily due to subscription growth driven by new sales, improved retention, and price increases. IP segment revenues decreased primarily due to lower re-occurring and transactional volumes. LS&H segment revenues decreased primarily due to product group wind-downs.

	Nine Months Ended September 30,		Change		% of Change
	2025	2024	$	%	Acquisitions	Disposals	FX	Organic
A&G	$953.7	$983.5	$(29.8)	(3.0)%	—%	(5.1)%	0.3%	1.8%
IP	593.0	602.3	(9.3)	(1.5)%	0.1%	(1.2)%	0.8%	(1.2)%
LS&H	291.5	307.9	(16.4)	(5.3)%	0.3%	(4.7)%	0.2%	(1.1)%
Revenues	$1,838.2	$1,893.7	$(55.5)	(2.9)%	0.1%	(3.7)%	0.5%	0.2%
A&G segment revenues decreased primarily due to the ScholarOne divestiture and product group wind-downs, partially offset by subscription organic growth driven by new sales, improved retention, and price increases. IP segment revenues decreased primarily due to the Valipat divestiture and lower re-occurring and transactional volumes. LS&H segment revenues decreased primarily due to product group wind-downs and lower subscription revenues.
Revenues by geography

	Three Months Ended September 30,		Change		% of Change
	2025	2024	$	%	Acquisitions	Disposals	FX	Organic
Americas	$331.3	$335.4	$(4.1)	(1.2)%	—%	(0.5)%	0.2%	(0.9)%
EMEA	168.3	158.8	9.5	6.0%	—%	1.4%	3.0%	1.6%
APAC	123.5	128.0	(4.5)	(3.5)%	—%	(3.8)%	0.3%	—%
Revenues	$623.1	$622.2	$0.9	0.1%	—%	(0.7)%	0.9%	(0.1)%
Americas revenues decreased primarily due to the ScholarOne divestiture and product group wind-downs within A&G and LS&H, partially offset by higher transactional book sales attributed to A&G wind-down products. EMEA (Europe/Middle East/Africa) revenues increased primarily due to FX translation gains and strong subscription and transactional orders in A&G. APAC (Asia Pacific) revenues decreased due to product group wind-downs within A&G.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions or as otherwise noted)

	Nine Months Ended September 30,		Change		% of Change
	2025	2024	$	%	Acquisitions	Disposals	FX	Organic
Americas	$984.3	$1,020.6	$(36.3)	(3.6)%	0.2%	(3.9)%	—%	0.1%
EMEA	484.9	497.3	(12.4)	(2.5)%	—%	(4.3)%	1.5%	0.3%
APAC	369.0	375.8	(6.8)	(1.8)%	—%	(2.6)%	0.2%	0.6%
Revenues	$1,838.2	$1,893.7	$(55.5)	(2.9)%	0.1%	(3.7)%	0.5%	0.2%
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
The 3.9% increase compared to the three months ended September 30, 2024 was primarily driven by increased royalties associated with higher transactional book sales in A&G wind-down products. The 2.0% decrease compared to the nine months ended September 30, 2024 was primarily driven by the Valipat and ScholarOne divestitures, as well as product wind-downs.
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
The 3.2% decrease compared to the nine months ended September 30, 2024 was primarily driven by cost management and reductions in share-based compensation expense. As a percentage of revenues, SG&A costs were largely unchanged compared to the respective comparative prior year periods.
Depreciation and amortization
Depreciation expense relates to our fixed assets, including computer hardware, leasehold improvements, and furniture and fixtures. Amortization expense relates to our definite-lived intangible assets, including customer relationships, technology and content, internally developed computer software, and trade names.
The increase of 8.2% and 5.0% compared to the three and nine months ended September 30, 2024, respectively, was primarily driven by increased investment in computer software assets.
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
In the third quarter of 2024, we recorded $13.8 of goodwill associated with a small acquisition within the IP segment reporting unit. We recorded an impairment to the goodwill because the IP reporting unit’s fair value was significantly below its carrying value based on the results of our second quarter 2024 goodwill impairment assessment.
Restructuring and other impairments
Restructuring and other impairment expense includes costs associated with certain involuntary termination benefits, contract terminations, and other exit or disposal activities.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions or as otherwise noted)
Charges for the three and nine months ended September 30, 2025 were primarily associated with the Value Creation Plan, which began in the fourth quarter of 2024 and is expected to be substantially completed by the end of 2025. Charges for the three and nine months ended September 30, 2024 were primarily associated with the Segment Optimization Program, which was substantively completed in 2024. For further information regarding each of our restructuring initiatives and impairment impacts, see Note 8 - Restructuring and Other Impairments included in Part I, Item 1 of this quarterly report.
Other operating expense (income), net
The change of $38.5 compared to the three months ended September 30, 2024 was primarily driven by the net impact of realized and unrealized gains and losses on foreign currency transactions, with the largest impacts derived from transactions denominated in GBP.
The change of $11.1 compared to the nine months ended September 30, 2024 was primarily driven by a $14.8 loss on divestiture in the prior year period. For further information, see Note 9 - Other Operating Expense (Income), Net included in Part I, Item 1 of this quarterly report.
Interest expense, net
The decrease of 5.1% and 6.6% compared to the three and nine months ended September 30, 2024, respectively, was driven by lower interest rates on our outstanding variable-rate debt and reduced borrowings under our notes and credit facilities.
Provision (benefit) for income taxes
The income tax provision of $3.8 and $15.1 for the three months ended September 30, 2025 and 2024, respectively, was primarily due to the mix of jurisdictions in which pre-tax profits and losses were recognized.
The income tax provision of $34.9 and $23.3 for the nine months ended September 30, 2025 and 2024, respectively, was primarily due to the mix of jurisdictions in which pre-tax profits and losses were recognized and, in the prior year period, an offsetting $14.2 tax benefit associated with the goodwill impairment.
The current quarter effective tax rate may not be indicative of our effective tax rates for future periods.
Adjusted EBITDA and Adjusted EBITDA margin (non-GAAP measures)
The following table presents our calculation of Adjusted EBITDA and Adjusted EBITDA margin for the three and nine months ended September 30, 2025 and 2024, and reconciles these non-GAAP measures to our Net income (loss) and Net income (loss) margin for the same periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$(28.3)	$(65.6)	$(204.2)	$(444.9)
Provision (benefit) for income taxes	3.8	15.1	34.9	23.3
Depreciation and amortization	191.8	177.2	568.1	541.0
Interest expense, net	68.5	72.2	199.4	213.5
Share-based compensation expense	16.0	15.4	45.6	49.7
Goodwill and intangible asset impairments	—	13.8	—	316.6
Restructuring and other impairments	11.9	4.0	45.9	14.2
Fair value adjustment of warrants	—	—	—	(5.2)
Transaction related costs	4.1	6.1	18.5	13.6
Other(1)	(15.4)	26.2	39.0	53.3
Adjusted EBITDA	$252.4	$264.4	$747.2	$775.1

Net income (loss) margin	(4.5)%	(10.5)%	(11.1)%	(23.5)%
Adjusted EBITDA margin	40.5%	42.5%	40.6%	40.9%
(1) Includes the net impact of foreign exchange gains and losses related to the remeasurement of balances and other items that do not reflect our ongoing operating performance. The nine months ended September 30, 2024 includes a $14.8 loss on the divestiture described in Note 9 - Other Operating Expense (Income), Net.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions or as otherwise noted)
Liquidity and Capital Resources
We finance our operations primarily through cash generated by operating activities and through borrowing activities. As of September 30, 2025, we had $318.7 of cash on hand and $768.5 of available borrowing capacity under our revolving credit facility.
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
The following table discloses our cash flows by activity for the periods presented:

	Nine Months Ended September 30,		Change
	2025	2024	$	%
Net cash provided by operating activities	$468.6	$505.3	(36.7)	(7)%
Net cash used for investing activities	$(192.5)	$(258.1)	65.6	(25)%
Net cash used for financing activities	$(265.2)	$(230.5)	(34.7)	15%
The decrease in net cash provided by operating activities was primarily due to higher restructuring costs and related cash outflows compared to the prior year.
The decrease in net cash used for investing activities was primarily due to acquisition and divestiture-related outflows in the prior year, as well as lower capital expenditures in the current year.
The increase in net cash used for financing activities was driven by higher share repurchases and debt repayments in the current year, partially offset by the MCPS dividend payments made in the prior year.
Free cash flow (non-GAAP measure)
The following table reconciles our non-GAAP Free cash flow measure to Net cash provided by operating activities for the periods presented:

	Nine Months Ended September 30,		Change
	2025	2024	$	%
Net cash provided by operating activities	$468.6	$505.3	$(36.7)	(7)%
Capital expenditures	(192.5)	(206.9)	14.4	(7)%
Free cash flow	$276.1	$298.4	$(22.3)	(7)%
Free cash flow decreased due to the change in net cash provided by operating activities described above, partially offset by a reduction in capital expenditures. Our capital expenditures in both periods presented consisted primarily of capitalized labor, contract services, and other costs associated with product and content development.
Borrowings
As of September 30, 2025, we had $4,441.8 of outstanding borrowings under our notes and credit facilities. We incurred $199.4 and $213.5 of interest expense associated with our debt obligations during the nine months ended September 30, 2025 and 2024, respectively. Our contingent liabilities consist primarily of letters of credit and performance bonds and other similar obligations in the ordinary course of business.
In May 2025, we entered into an incremental $500.0 tranche of term loans under our term loan facility. These term loans carry an interest rate margin of 325 basis points per annum in the case of loans bearing interest by reference to term SOFR and are not subject to amortization. We used the issuance proceeds to redeem $500.0 aggregate principal amount of our outstanding Senior Secured Notes due 2026, plus accrued and unpaid interest through the May 30, 2025 redemption date. To offset the incremental interest expense impact of this refinancing, we entered into foreign currency swap transactions to effectively convert approximately 80% of the new term loan debt from U.S. dollars to Euro, economically reducing the interest rate by approximately 2%. In September 2025, we redeemed an additional $100.0 of our outstanding Senior Secured Notes due 2026, plus accrued and unpaid interest through the September 30, 2025 redemption date.

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
As of September 30, 2025, we had $350.5 of availability remaining under our current share repurchase program. The share repurchase authorization is valid through December 31, 2026. The share repurchase program does not obligate us to repurchase any set dollar amount or number of shares and may be modified, suspended, or terminated at any time without prior notice. Under the share repurchase program, we are authorized to conduct open-market purchases of our ordinary shares from time to time through any method or program, including through Rule 10b5-1 trading plans or the use of other techniques as permitted by our shareholder authorization, approved by our Board of Directors or a designated committee thereof, and subject to availability of ordinary shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements, at management’s discretion.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk is the risk that changes in market prices, such as foreign currency exchange rates and interest rates, will affect our cash flows or the fair value of our holdings of financial instruments. Market risks as of September 30, 2025 have not materially changed from those discussed under Part I, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our annual report on Form 10-K for the year ended December 31, 2024.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of our controls and procedures relative to their costs.
Based on that evaluation, our CEO and CFO concluded that, as of September 30, 2025 our disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed in the reports required to be filed or submitted under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table sets forth the total number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs for each month during the three months ended September 30, 2025.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Plans or Programs(2)
July 1, 2025-July 31, 2025	15,056	$4.17	—	$401
August 1, 2025-August 31, 2025	7,833,419	$4.27	7,431,386	$369
September 1, 2025-September 30, 2025	4,229,945	$4.32	4,224,466	$351
Total	12,078,420		11,655,852
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

Item 5. Other Information.
On August 5, 2025, Bar Veinstein, President, Academia & Government, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The trading plan provides for the sale of an aggregate of up to 309,902 ordinary shares of the Company held by Mr. Veinstein. The trading plan terminates on the earlier of the date all the shares covered by the trading plan are sold and December 5, 2025.
On August 12, 2025, William Graff, Executive Vice President and Chief Information Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The trading plan provides for the sale of an aggregate of up to 150,000 ordinary shares of the Company held by Mr. Graff. The trading plan terminates on the earlier of the date all the shares covered by the trading plan are sold and August 12, 2026.

Item 6. Exhibits.
EXHIBIT INDEX

10.1*+	Compromise agreement dated July 25, 2025, by and between C.P.A. Ltd. and Gordon Samson
10.2	Amendment No. 8 dated as of August 5, 2025 to Credit Agreement dated as of October 31, 2019 (incorporated by reference to Exhibit 10.1 to Clarivate’s Form 8-K filed August 5, 2025)
31*	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following information from our Form 10-Q for the quarter ended September 30, 2025, formatted in Inline Extensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets (Unaudited), (ii) Condensed Consolidated Statements of Operations (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited), (iv) Condensed Consolidated Statements of Changes in Equity (Unaudited), (v) Condensed Consolidated Statements of Cash Flows (Unaudited), and (vi) Notes to the Condensed Consolidated Financial Statements (Unaudited).

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
*    Filed herewith.
+     Compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of London, United Kingdom on October 29, 2025.

CLARIVATE PLC
By:	/s/ Jonathan M. Collins
Name: Jonathan M. Collins
Title: Executive Vice President & Chief Financial Officer