Form 10-K
period 2025-12-31
CLARIVATE PLC
filed 2026-02-24
CIK 1764046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of ordinary shares held by non-affiliates of the registrant, based on the closing price of the ordinary shares as reported on the New York Stock Exchange as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.3 billion. Solely for purposes of this calculation, all executive officers, directors, and holders of five percent or more of the issued and outstanding ordinary shares of the registrant are deemed “affiliates.”
The number of ordinary shares of the Company outstanding as of January 31, 2026, was 640,698,582.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the registrant’s definitive proxy statement on Schedule 14A for the 2026 Annual General Meeting of Shareholders, to be filed with the
Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year.

Cautionary Note Regarding Forward-Looking Statements
This annual report includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions, or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements”
within the meaning of the “safe harbor provisions” of the Private Securities Litigation Reform Act of 1995. These forward-
looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,”
“estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may,” “will,” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this annual report and include statements regarding our intentions, beliefs, or current expectations concerning, among other things, anticipated cost savings, results of operations, financial condition, liquidity, prospects, growth, strategies, and the markets in which we operate. Such forward-looking statements are based on available current market material and management’s expectations, beliefs, and forecasts concerning future events impacting us. Factors that may impact such forward-looking statements include:
•our dependence on third parties, including public sources, for data, information, and other services, and our relationships with such third parties;
•increased access to free or relatively inexpensive information sources;
•our ability to compete in the highly competitive industry in which we operate, and potential adverse effects of this competition;
•our ability to maintain high annual renewal rates;
•our ability to maintain revenues if our products and services do not achieve and maintain broad market acceptance, or if we are unable to keep pace with or adapt to rapidly changing technology, evolving industry standards, and changing regulatory requirements;
•reductions in customers’ research budgets or government funding;
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
•our exposure to risk from having operations and employees in Israel;
•the strength of our brand and reputation;
•our level of indebtedness;
•our ability to obtain, protect, defend, or enforce our intellectual property and other proprietary rights;
•our ability to leverage artificial intelligence technologies (“AI”) in our products and services;
•our exposure to risk from the regulation of AI and other evolving technologies;
•any significant disruption in or unauthorized access to or breaches of our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyberattacks;
•our ability to comply with applicable data privacy and cybersecurity laws, rules, and regulations;
•our use of “open source” software in our products and services; and
•other factors beyond our control.
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
Unless otherwise indicated, throughout this annual report, dollar and euro amounts are presented in millions, except for per share amounts.
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
Trademarks and Copyrights
We own or have rights to use the trademarks, service marks, and trade names that we use in connection with the operation of our business. Other trademarks, service marks, and trade names referred to in this annual report are, to our knowledge, the property of their respective owners. We also own or have the rights to copyrights that protect aspects of our products and services. Solely for convenience, the trademarks, service marks, trade names, and copyrights referred to in this annual report are listed without the ®, ™, and © symbols, but we will assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks, trade names, and copyrights.

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
Overview
We are a leading global provider of transformative intelligence. We support the entire innovation lifecycle, from cultivating curiosity to protecting the world’s critical intellectual property assets. Our aim is to fuel the world’s greatest breakthroughs by harnessing the power of human ingenuity. From research and learning to commercialization, we offer intelligence solutions, workflow solutions, and tech-enabled services to customers in the Academia & Government, Intellectual Property,
and Life Sciences & Healthcare end markets.
•Intelligence solutions. Continuously enriched, up-to-date knowledge assets, combining expert-curated data, structured taxonomies, and analytical models that transform complex information into actionable insights powered by a unique combination of AI-enabled software and human expertise.
•Workflow solutions. Automated, flexible software complemented by our enriched data sets and expert analysis tailored to meet specific needs.
•Tech-enabled services. We are home to industry specialists, consultants, and data scientists with deep subject-
matter expertise and global experience.
Our highly curated, proprietary suite of branded information and insights solutions – developed through our sourcing, aggregation, verification, translation, classification, and standardization processes – combined with AI and other advanced technologies, positions us to deliver amplified intelligence in the age of AI. We have developed and continue to develop AI research assistants and agents to enhance customer adoption and retention, unlock new revenue streams, and extend platform reach. Our AI research assistants enable customers to find, synthesize, and validate trusted insights more efficiently through query-specific, source-backed outputs, while our AI agents automate complex workflows, such as literature reviews, by executing and validating multi-step tasks across our proprietary solutions.
We serve more than 45,000 customers worldwide, including academic institutions and libraries, research organizations, corporations, law firms, government entities, and companies across the pharmaceutical, biotechnology, and medical device industries, providing a trusted foundation and quality user experience resulting in our strong and consistent annual customer renewal rates exceeding 90 percent.
We provide solutions to our customers primarily through subscription arrangements and re-occurring contracts, which provide us with stable revenues and predictable cash flows. We also provide transactional offerings that are typically quoted on a product, data set, or project basis.
•Subscription-based revenues. Recurring revenues that we typically earn under annual contracts, pursuant to which we license the right to use our products to our customers or provide maintenance services over a contract term.
•Re-occurring revenues. Derived from our patent and trademark renewal services. Our services help customers maintain and protect their patents and trademarks in multiple jurisdictions around the world. Because of the re-
occurring nature of the patent and trademark lifecycle, our customers engage us on a regular basis to ensure their intellectual property rights remain protected.
•Transactional revenues. Earned for specific deliverables that are typically quoted on a product, data set, or project basis. Transactional revenues include content sales (including single-document and aggregated collection sales), consulting engagements, and other professional services such as software implementation services.

The following charts present our revenues for the year ended December 31, 2025, by segment, type, and geography:
We are not dependent on any single customer or group of customers, and no significant portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.
In all of our endeavors, we aim to provide a best-in-class experience for our customers and deliver exceptional outcomes for our colleagues, communities, and shareholders. To drive focus, growth, and innovation, we plan to continue executing our
Value Creation Plan with the following key focus areas in 2026:
•Accelerate AI innovation at scale. Continue the deployment of generative and agentic AI, build on existing momentum to release new AI-native solutions in existing and adjacent markets, and extend AI-powered capabilities across our flagship product portfolio.
•Strengthen commercial execution. Accelerate organic annualized contract value (“ACV”) and recurring revenue growth through focused sales execution, deepen customer engagement to drive sustainable account growth, and enhance sales productivity through AI-powered insights and enablement.
•Drive efficiency and margin expansion. Utilize agentic AI to drive operational efficiency and margin expansion and continue organization-wide AI adoption to drive operational excellence and cost efficiencies.
•Streamline business model and market focus. Complete product group wind-downs started in 2025 within the
A&G and LS&H segments, further transitioning from transactional sales to subscriptions. As part of our efforts, in
2024 we divested our ScholarOne and Valipat businesses.
Our Business Segments
We have organized our business into the following three segments: Academia & Government (“A&G”), Intellectual Property
(“IP”), and Life Sciences & Healthcare (“LS&H”), based on the different products and services we offer and the markets we serve.
Academia & Government
Our A&G segment connects trusted content, responsible technology, and editorial expertise to fuel academic success and advance national outcomes for thousands of institutions and millions of users around the world:
•99% of the top 400 universities use our solutions to accelerate research and education
•More than 26,000 academic libraries benefit from our content and solutions
•60+ years of service to government institutions
•75% of national and regional research assessments are powered by our data
Building on this foundation, Clarivate Academic AI provides a centralized, secure infrastructure that powers our suite of AI-
enabled research and learning assistants integrated across our portfolio of solutions. By combining large language model
(“LLM”) technology with our trusted collection of curated, scholarly content, the platform provides retrieval-augmented generation, multilingual support, and emerging purpose-built agentic AI, enabling users to achieve more with greater efficiency and precision while ensuring academic values remain central.
Within the A&G segment, we offer solutions in the following areas:
•Scientific and academic research. We connect trusted, expertly curated data, solutions, and expertise to support research institutions across the full research lifecycle. Universities, funders, and organizations rely on our Web of
Science product family to uncover, evaluate, and make evidence-based decisions using our citation network that underpins the research ecosystem. Building on this foundation, our Academic AI capabilities are designed to simplify complex research tasks without compromising academic integrity, enabling users to work more efficiently while remaining grounded in trusted sources. Web of Science Research Intelligence, an AI-native solution, accelerates insight generation and supports institutions in measuring and demonstrating impact, informing strategy, and strengthening funding and investment decisions.
•Content solutions. Our ProQuest solutions provide access to multidisciplinary curated content across a variety of formats including databases, dissertations, news, primary sources, books, and video. This wealth of trusted, curated content, integrated into scholarly workflows, provides a strong foundation for Academic AI, supporting research excellence and student success while maintaining academic standards.
•Library software. We help libraries advance their mission to support research and learning excellence and serve as stewards of institutional knowledge. We provide library software and services that help users of academic, government, public, and specialty libraries discover, evaluate, and use trusted information effectively in accordance with academic standards. Academic AI capabilities are embedded across core operations to help libraries improve productivity and support institutional goals. For academic libraries, Alma provides a proven, flexible, and unified library services platform to manage resources and unique materials. Vega and Polaris provide similar benefits for public libraries.
Intellectual Property
Our IP segment provides intellectual property data, software, and expertise to help companies drive innovation, law firms achieve practice excellence, and organizations worldwide effectively manage and protect critical intellectual property assets.
We empower customers to meet their unique goals with industry-leading data and human expertise trusted by the world’s most innovative companies:
•More than 40 patent offices use the Derwent World Patent Index for their prior art examination
•Nine out of 10 of the most valuable brands trust us with their trademark needs
•More than 1,600 corporations and law firms use our intellectual property management software
•We employ more than 2,000 IP service professionals, the largest pool of intellectual property experts in the industry
Within the IP segment, we offer solutions in the following areas:
•Patent services. We provide patent maintenance and administrative services that deliver expertise and flexibility at scale to increase operational efficiency, decrease operational risks, and reduce the pressure on administrative support.
•Patent intelligence. Our patent intelligence offerings assist customers in creating, protecting, and commercializing innovation. With the addition of AI-powered search in Derwent Innovation, leveraging our Derwent World
Patents Index, users can apply advanced language models to identify related concepts in patent publications and navigate new or unfamiliar technology categories with greater speed and precision – transforming patent research from uncertain guesswork into strategic competitive intelligence.
•Brand IP solutions. Our innovative brand IP solutions cover the entire brand lifecycle, featuring CompuMark trademark search and watch solutions, a suite of other managed services like IP Recordals, and RiskMark – an AI-
powered tool that sets a new standard for evaluating trademark risk and argument drafting support.
•IP management software. Our IP management software elevates operational performance and simplifies the process of managing valuable patent and brand asset portfolios. Our IPfolio management platform allows companies to efficiently and effectively secure, manage, and protect their intellectual property assets through advanced workflow automation technology, superior data and analytics, and unparalleled industry expertise and support. Our
FoundationIP solution provides similar benefits to law firms seeking to provide renewal and validation of intellectual property rights on behalf of their customers.
Life Sciences & Healthcare
Our LS&H segment empowers life sciences and healthcare organizations with the contextual intelligence needed to deliver safe, effective, and commercially successful treatments and solutions to patients faster. Our customers can make smart, patient-centric decisions and navigate roadblocks with the help of our AI-powered intelligence platforms that are fueled by extensive and specialized therapeutic area data and contextualized insights. We work with more than 3,000 customers worldwide across the life sciences and healthcare value chain, including many of the top pharmaceutical, medical device, and biotech companies.

Within the LS&H segment, we offer solutions in the following areas:
•Research and development. Our Cortellis suite of products equip our customers with the intelligence needed to make decisions spanning the entire drug development lifecycle, including decisions related to assessing the market, analyzing competitors, regulatory compliance, and drug safety. Within Cortellis, our AI-powered Regulatory
Intelligence platform is designed to help regulatory professionals navigate complex and evolving global requirements with greater ease, speed, and confidence.
•Commercial. Our products and services provide our clients with access to comprehensive, diverse data and advanced analytics, including insights on global disease landscape and patient journeys, to inform access strategies, support successful product launches, and maximize market uptake.
•Medtech. We provide clients with insights to boost portfolio value and growth, accelerate path to market, maximize commercial success, and improve patient outcomes.
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
Our AI Governance Framework
We have developed general AI principles that serve as a benchmark for responsible AI development and deployment across
Clarivate and guide our business as we incorporate generative AI into product offerings, seeking to enhance value and innovation. We have incorporated generative AI governance into our contract terms and conditions, helping to ensure appropriate usage for customers and vendors.
Our Intellectual Property
We own and generate a significant amount of intellectual property, including registered trademarks, trademark applications, domain names, patents (both granted and pending), copyrights, and expertly curated, interconnected data assets. We also own certain proprietary software, including AI-powered products and services. In addition, we are licensed to use certain third-
party software and we obtain significant content and data through third-party licensing arrangements with content providers.
We consider our trademarks, service marks, data assets, software, and other intellectual property to be proprietary, and we rely on a combination of statutory (e.g., copyright, trademark, trade secret, and patent), contractual, and technical safeguards to protect our intellectual property rights. We believe that the intellectual property we own and license is sufficient to permit us to carry on our business as presently conducted.
Our agreements with our customers and business partners place certain restrictions on the use of our intellectual property. As a general practice, employees, contractors, and other parties with access to our proprietary information sign agreements that prohibit the unauthorized use or disclosure of our intellectual property and confidential information.
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

As of December 31, 2025, we had more than 12,000 employees located in over 40 countries around the world. The following charts present our employees by segment and by geography:
Colleague Engagement
Treating one another with fairness, dignity, and respect are fundamental to our purpose and mission. We believe that people coming together from different cultures and backgrounds, with different life experiences, is essential to sparking new ideas and accelerating our progress. We know that colleagues who feel engaged will be the most proactive and productive. Our goal is to weave these principles into the fabric of our culture to become a recognized global employer of choice.
Some of our corporate initiatives include promoting colleague resource group activities and participation and supporting our communities. We host seven unique and active colleague resource groups designed for ongoing promotion of social responsibility and belonging.
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
Our learning and development philosophy is about bringing our values, culture, and opportunities to life. It’s about empowering each colleague to bring their best self to work every day and providing a range of opportunities to help them develop the knowledge and skills they need to be successful. We encourage colleagues to take advantage of the more than
30,000 self-paced eLearning resources available on our Learning Management System platform as well as the many live and virtual training sessions we offer regularly throughout the year. We align our training offerings to our competency model, building a foundation for career development and advancement. We provide targeted leadership programming relevant to increasing levels of responsibility for the organization.
We conduct a colleague engagement survey twice a year to assess overall satisfaction and gather feedback on what colleagues feel is working well and where there are opportunities for improvement. We are committed to listening, learning, and acting on the feedback we receive to make Clarivate an even better place for colleagues to work and succeed. Our latest 2025 survey reflected continued engagement and stability, consistent with the past two years, with colleagues providing more than 20,000 comments sharing their experiences and perspectives. We believe these steady results reflect our ongoing commitment to actively address colleague feedback to strengthen our workforce and improve our workplace.
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
We strive to offer equitable pay and competitive salaries and wages, and we offer a comprehensive benefits and rewards package, including healthcare, insurance benefits, retirement savings plans, and more. We also provide paid volunteer time off to each of our colleagues in support of the United Nations Sustainable Development Goals.

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
Strategy and Market Risks
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
The priorities and objectives of these providers, particularly those that are our competitors, may differ from ours, which may make us vulnerable to unpredicted price increases and unfavorable licensing terms. Agreements with such third-party providers periodically come up for renewal or renegotiation, and there is a risk that such negotiations may result in different rights and restrictions which could adversely impact our customers’ use of the content, particularly in certain cases where we are reliant on a sole source for data feeds that are not diversified. We may also receive notices from third parties claiming infringement, misappropriation, or other violations by our products and services of third-party patent and other intellectual property rights and, as the number of products and services in our markets increases and the functionality of these products and services further overlaps with third-party products and services, we may become increasingly subject to claims by a third party that our products and services infringe on, misappropriate, or otherwise violate such party’s intellectual property rights.
Moreover, providers that are not currently our competitors may become competitors or may be acquired by or merge with a competitor in the future, any of which could reduce our access to the information and technology solutions provided by those companies. Any of the foregoing risks may be exacerbated by the use of AI by us or by our competitors or third-party service providers. If we do not maintain or obtain the expected benefits from our relationships with third-party providers, or if a substantial number of our third-party providers or any key service providers were to withdraw their services, we may be less competitive, our ability to offer products and services to our customers may be negatively affected, and our results of operations could be adversely impacted.
Increased access to free or relatively inexpensive information sources may reduce demand for our products and services.
In recent years, more public sources of free or relatively inexpensive information have become available, and we expect this trend to continue, especially with the deployment of free, general purpose AI models and other AI tools. Public sources of free or relatively inexpensive information may reduce demand for our products and services. Competition from such free or lower cost sources may also require us to reduce the price of some of our products and services or make additional capital investments, which may impact our financial performance. Demand could also be reduced as a result of cost-cutting, reduced spending, or reduced activity by customers. Our results of operations could be adversely affected if our customers choose to use these public sources as a substitute for our products or services.

We operate in a highly competitive industry, and we may be adversely affected by competition and other changes in our markets.
The markets for our products and services are highly competitive and are subject to rapid technological changes and evolving customer demands and needs. We compete on the basis of various factors, including the quality of content embedded in our databases, customers’ perception of our products relative to the value that they deliver, user experience, and the quality of our overall offerings. Many of our principal competitors are established companies that have substantial financial resources, recognized brands, technological expertise, and market experience, and these competitors sometimes have more established positions in certain product lines and geographies than we do. We also compete with smaller and sometimes newer companies, some of which have a narrower focus than our company, and with other information services companies and search providers. New and emerging technologies, including AI, may present opportunities for our existing competitors to adopt additional or complementary services more effectively than us, and may also allow start-up companies to enter the market more quickly than they would have been able to in the past. In addition, some of our competitors combine competing products with complementary products as packaged solutions, which could pre-empt use of our products or solutions.
Alternatively, some of our customers may decide to independently develop certain products and services. If we fail to compete effectively, our financial condition and results of operations could be adversely affected.
We generate a significant percentage of our revenues from recurring subscription-based arrangements and highly predictable re-occurring arrangements. If we are unable to maintain a high annual renewal rate for our subscription-
based and re-occurring arrangements, our results of operations could be adversely affected.
For the year ended December 31, 2025, approximately 83% of our revenues were subscription-based and re-occurring arrangements. Because most of the revenues we report each quarter are the result of subscription and re-occurring agreements entered into or renewed in previous quarters, a decline in subscription activity in any one quarter may not affect our results that quarter, but could result in lower revenues in future quarters. Our operating results depend on our ability to achieve and sustain high renewal rates with acceptable pricing on our existing subscription and re-occurring arrangements. Uncertain global economic conditions, including inflation and changing trade policies, have had and may continue to have an adverse impact on our ability to increase our revenue results. Failure to meet one or more of our revenue objectives could have a material adverse effect on our business, financial condition, and operating results.
If our products and services do not achieve and maintain broad market acceptance, or if we are unable to keep pace with or adapt to rapidly changing technology, evolving industry standards, and changing regulatory requirements, our revenues could be adversely affected.
Our business is characterized by rapidly changing technology, evolving industry standards, and changing regulatory requirements. Our growth and success depend upon our ability to keep pace with such changes and developments and to meet changing customer needs and preferences. Our ability to keep pace with technology, industry, and regulatory changes is subject to a number of risks, including those that we may find it difficult or costly to:
•leverage AI in our existing or newly developed products and services;
•make some features of our products work effectively and securely or with new or changed operating systems; and
•update our products and services to keep pace with business, evolving industry standards, regulatory requirements, our customers’ needs, and other developments in the markets in which our customers operate.
Any failure to achieve successful customer acceptance of new products and services could adversely affect our business and results of operations. Additionally, significant delays in new product or service releases or significant problems in creating new products or services could have a material adverse effect on our business, financial condition, and operating results.
Reductions in customers’ research budgets or government funding may adversely affect our business.
The principal customers for certain of our products and services are academic institutions, government agencies, and life sciences and pharmaceutical companies, which fund purchases of these products and services from limited budgets that are sensitive to changes in private and governmental sources of funding. The level of government funding of research and development may be increased or reduced annually, and we have seen a reduction in government funding in 2025. The availability of government research funding has been, and may continue to be, adversely affected by policy changes, economic conditions, and government spending reductions, including the downsizing or reduced funding of certain government agencies. Recession, economic uncertainty, changing trade policies, or austerity have also contributed, and may continue to contribute, to reductions in spending by such sources. Accordingly, any further decreases in budgets of academic institutions, government agencies, or life sciences and pharmaceutical companies, or changes in the spending patterns of private or government sources that fund academic institutions, could adversely affect our business and results of operations.
Further, an extended federal government shutdown resulting from a failure to pass budget appropriations, adopt continuing funding resolutions, or raise the debt ceiling, together with any other budgetary decisions limiting or delaying government spending, could negatively impact U.S. or global economic conditions and could have a material adverse effect on our business, financial condition, and operating results.
Business and Operational Risks
Our Value Creation Plan may not be successful and may not lead to increased shareholder value.
In 2025, we adopted a Value Creation Plan that is intended to increase subscription and re-occurring revenue mix, increase organic growth, optimize return on investment, and improve financial performance. As part of this plan, we are focusing our efforts on accelerating AI innovation at scale, strengthening commercial execution, driving efficiency and margin expansion, and evaluating our products and services to identify opportunities to streamline our business model and market focus and optimize capital allocation. Our Value Creation Plan is subject to market conditions, customer adoption, successful operational implementation, and other uncertainties. Our efforts to continue implementing this plan may not be successful on our anticipated timeline or at all, or they may not significantly improve or enhance our business, financial condition, or results of operations. Further, completing the plan could be time consuming and costly, divert management’s attention, result in the loss of potential business opportunities, and negatively impact our ability to attract, retain, and motivate key employees.
The loss of, or the inability to attract and retain, key personnel could impair our ability to execute our business strategy and achieve future success.
Our ability to execute our business strategy and achieve future success depends on the continued service and efforts of our employees, including our experts in research and analysis, as well as colleagues in sales, marketing, product development, critical operational roles, and management, including our executive officers. We rely on our key personnel to execute our existing business operations and identify and pursue new growth opportunities. Changes in senior management or other key personnel could be disruptive to our management and operations and impede our ability to fully implement our business plan and growth strategy. Our failure to develop an adequate succession plan for one or more of our executive officers or other key personnel could deplete our institutional knowledge base and erode our competitive advantage during a transition. We must also maintain our ability to attract, motivate, and retain highly qualified employees in our respective segments in order to support our customers and achieve business results. The loss of the services of key personnel, leadership transition, or an inability to recruit effective replacements or to otherwise attract, motivate, or retain highly qualified personnel could have a material adverse effect on our business, financial condition, and operating results.
Our business continuity and recovery plans may not be effective against events that may adversely impact our business.
We have established operational policies and procedures that manage the risks associated with business continuity and recovery from potential disruptions to our business. These policies and procedures are designed to increase the likelihood that we are prepared to continue operations during times of unexpected disruption, and we have taken steps to minimize risks that could lead to disruptions in our operations and to avoid harm to our customers in the event of a significant disruption to our operations. Our goal is to ensure organizational resilience across product sets; however, there is no guarantee that our plans and procedures will be effective in minimizing disruption from unexpected events that could result from a variety of causes, including human error, military actions, terrorist or cyberterrorist activities, weather conditions (including climate change), natural disasters (such as hurricanes and floods), and infrastructure or network failures (including failures at third-party data centers or by third-party cloud-computing providers). Any of these or other unforeseen disruptions that we are not able to effectively manage could have a material adverse effect on our business, financial condition, and operating results.
We may be unable to derive fully the anticipated benefits from organic growth, existing or future acquisitions, joint ventures, investments, or dispositions, including anticipated revenue and cost synergies, and costs associated with achieving synergies or integrating such acquisitions may exceed our expectations.
We seek to achieve our growth objectives by optimizing our offerings to meet the needs of our customers through organic development, including by delivering integrated workflow platforms, acquiring new customers, and implementing operational efficiency initiatives, and through acquisitions, joint ventures, investments, and dispositions. We may not be able to achieve the expected benefits of our acquisitions, including anticipated revenue, cost synergies, or growth opportunities, and we may not be able to integrate the assets acquired or achieve our expected cost synergies without increases in costs or other difficulties. Furthermore, we may ultimately divest unsuccessful acquisitions, investments, or businesses. If we fail to successfully complete an intended disposition, our operations and financial results may be negatively affected. Any acquisitions, investments, and dispositions may be affected by the risks commonly encountered in such transactions, including assuming potential liabilities of an acquired company, managing the potential disruption to our ongoing business, incurring expenses associated with an impairment of all or a portion of goodwill and other intangible assets, and failure to implement or maintain proper controls, procedures, and policies associated with acquisition, investment, or disposition. If we are unable to successfully execute on our growth strategies through organic and inorganic means, our business, financial condition, and results of operations could be adversely affected.

The international scope of our operations may expose us to increased risk, and our international operations and corporate and financing structure may expose us to potentially adverse tax consequences.
We have significant international operations and, accordingly, our business is subject to risks resulting from differing legal and regulatory requirements, political, social, and economic conditions and unforeseeable developments in a variety of jurisdictions. Our international operations are subject to the following risks, among others:
•changes in regulatory requirements or other U.S. executive branch actions, such as executive orders;
•changes in the global trade environment, including potential deterioration in geopolitical or trade relations between countries;
•political instability;
•international hostilities (including the ongoing war between Russia and Ukraine and related sanctions, the ongoing conflicts in the Middle East, tensions between Serbia and Kosovo, geopolitical tensions in Latin America, and related negative economic impacts), military actions, terrorist or cyberterrorist activities, weather conditions
(including climate change), natural disasters, pandemics, and infrastructure disruptions;
•China’s domestic policy, increasing cybersecurity requirements, and increased preference for nationalized content;
•differing economic cycles and adverse economic conditions;
•unexpected changes in regulatory environments and government interference in the economy and the possibility that the U.S. could default on its debt obligations;
•inflationary and interest rate pressures;
•differing labor regulations in locations where we have a significant number of employees;
•foreign exchange controls and restrictions on repatriation of funds;
•fluctuations in currency exchange rates;
•insufficient protection against product piracy and differing protections for intellectual property and other proprietary rights;
•varying regulatory and legislative frameworks regarding the use and implementation of AI;
•varying attitudes towards censorship, privacy, and the treatment of information service providers by foreign governments, particularly in emerging markets;
•various trade restrictions (including tariffs, trade and economic sanctions, and export controls prohibiting or restricting transactions involving certain persons and certain designated countries or territories) and anti-corruption laws (including the U.S. Foreign Corrupt Practices Act and the UK Bribery Act 2010);
•possible difficulties in enforcing a U.S. judgment against us or our directors and officers residing outside the United
States, or asserting securities law claims outside the United States; and
•protecting shareholder interests due to differing shareholder rights under Jersey law, where we are incorporated.
Our overall success as a global business depends, in part, on our ability to anticipate and effectively manage these risks, and there can be no assurance that we will be able to do so without incurring unexpected or significant costs. If we are unable to manage the risks related to our international operations, our business, financial condition, and results of operations may be materially affected.
In addition, the international scope of our business operations subjects us to multiple overlapping tax regimes that can make it difficult to determine what our obligations are, and relevant tax authorities may interpret rules differently over time or differently from each other. These tax regimes may relate to corporate income taxes, withholding taxes on remittances, payments by our partnerships or subsidiaries, withholding taxes on share-based compensation, and adverse tax consequences of a U.S. person exceeding a particular ownership threshold in our ordinary shares, among other issues. If any tax authority were to dispute a position we have taken or may take in the future and successfully proceed against us, it could adversely affect our cash flows and financial position, and the amounts we could be required to pay may be significant.
We face risks associated with having operations and employees located in Israel.
We have an office with approximately 500 employees located in Israel, including members of our executive team. As a result, political and military conditions in Israel and the surrounding region could directly affect our operations. The future of peace efforts between Israel and its neighbors in the Middle East remains uncertain. The effects of recent regional hostilities and political unrest on the Israeli economy and our operations in Israel continue to be unclear, and we cannot predict the effect on our business of increases in these or other hostilities or future armed conflict, political instability, or violence in the region. In addition, many of our employees in Israel are obligated to perform annual reserve duty in the Israeli military and are subject to being called for active duty under emergency circumstances. Several countries have suspended relations with Israel and additional countries may impose restrictions on doing business with Israel and companies with operations or employees in
Israel, whether as a result of ongoing instability or hostilities in the region or otherwise. In addition, there have been increased efforts by activists to cause companies, research institutions, and consumers to boycott Israeli goods and services and cooperation with Israeli-related entities based on Israel’s military operations (including in Gaza) and Israeli government policies. Such actions, particularly if they become more widespread, may adversely impact our ability to engage our customers, cooperate with research institutions, or collaborate with third parties. We cannot predict the full impact of these conditions on our operations in the future, particularly if emergency circumstances or an escalation in the political situation occurs. Current or future tensions and conflicts in the Middle East could adversely affect our business, financial condition, and results of operations.
Our brand and reputation are key assets and competitive advantages for us, and our business may be affected by how we are perceived in the marketplace.
Our ability to attract and retain customers is affected by external perceptions of our brand and reputation. Failure to protect the reputation of our brands may adversely impact our credibility as a trusted source of information, insights, and expertise and may have a negative impact on our business. In addition, in some jurisdictions, we engage sales agents in connection with the sale of certain of our products and services. Poor representation of our products and services by agents, or entities acting without our permission, could have an adverse effect on our brands, reputation, and business.
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
•limiting our flexibility in planning for or adequately reacting to changes in our business, the industries in which we operate, and the overall economy;
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
We have incurred goodwill impairment charges and may incur future impairment charges for our goodwill and other intangible assets, which would negatively impact our operating results.
We have previously recorded goodwill impairment charges that arose primarily due to worsening macroeconomic and market conditions, as well as sustained declines in our share price. We have also previously recorded intangible asset impairment charges. Adverse or worsening macroeconomic or market conditions, further sustained declines in our share price and market capitalization, or other indicators of potential impairment may trigger the need for updated impairment assessments, which could result in future impairment charges. In the event we impair our goodwill, other intangible assets, or long-lived assets, such a charge could have a material adverse effect on our operating results.

Intellectual Property, Data Privacy, and Cybersecurity Risks
Failure to obtain, maintain, protect, defend, or enforce our intellectual property and other proprietary rights could adversely affect our business, financial condition, and results of operations.
We rely and expect to continue to rely on a combination of physical, operational, and managerial protections of our confidential information and intellectual property and other proprietary rights, including trademark, copyright, patent, and trade secret protection laws, as well as confidentiality, assignment, and license agreements with our employees, contractors, consultants, vendors, service providers, customers, and other third parties with whom we have relationships.
The steps we take to protect our intellectual property and other proprietary rights require significant resources and may be inadequate. Effective trade secret, copyright, trademark, patent, and domain name protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and expenses and the costs of defending and enforcing our rights. We may choose not to obtain, maintain, protect, defend, or enforce certain rights that later turn out to be important to our business. We cannot guarantee that our efforts to obtain, maintain, protect, defend, or enforce our intellectual property rights are adequate or that we have secured, or will be able to secure, appropriate permissions or protections for the intellectual property rights we use or rely on.
Our registered or unregistered trademarks, tradenames, or other intellectual property rights may be challenged, infringed, circumvented, misappropriated, or otherwise violated; declared invalid or unenforceable; determined to be infringing on other third-party rights, or narrowed in scope. We may be unable to prevent the challenge, infringement, circumvention, misappropriation, or other violation of our intellectual property and other proprietary rights or deter independent development of similar products and services by others, which may diminish the value of our brand and other intangible assets and allow competitors to more effectively mimic our products and services.
While it is our policy to require our employees, contractors, and other parties with whom we conduct business who may be involved in the development of our intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party that conceives or develops intellectual property that we regard as ours. Additionally, any such assignment of intellectual property rights may not be self-executing or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Further, we cannot guarantee that we have entered into such agreements with each party that has or may have had access to our trade secrets, confidential information, software (including our AI tools), or other proprietary technology and, even if entered into, these agreements may fail to effectively prevent disclosure of our proprietary or confidential rights, information, or technologies, may be limited as to their term, or may not provide an adequate remedy in the event of unauthorized disclosure, misappropriation, use, or other violation of our trade secrets, confidential information, and other proprietary rights or technologies.
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
In addition, third parties that provide AI products and services, including some which are publicly available, may have trained their LLMs or other AI tools or technology on our content without our consent and it may be difficult to enforce our copyrights, other intellectual property rights, and technical controls in connection with such unauthorized use, which could reduce demand for our products and services. Any of the foregoing could adversely affect our business, financial condition, and results of operations.
Uncertainty in the development, deployment, and use of AI in our products and services may result in operational or reputational damage, competitive harm, liability, and additional costs, any of which could adversely affect our business, financial condition, and results of operations.
We use and expect to expand our use of AI in our products, services, business, and operations. Developing, testing, deploying, and maintaining AI systems will require additional investment and may increase our costs. If we fail to keep pace with rapidly evolving AI technological developments, our competitive position and business results may be negatively impacted, and there can be no assurance that our use of AI will result in our business or operations being more efficient or profitable or otherwise result in our intended outcomes. The development, adoption, and use of AI technologies are still in their formative stages and, as with many innovations, present risks, challenges, and unintended consequences that could affect their adoption. Ineffective or inadequate AI development or deployment practices by us or third-party developers or vendors, or actual or perceived deficiencies, inaccuracies, biases, or other flaws in our products or services, could damage our reputation, competitive position, and business, expose us to legal liability or regulatory risk, and cause us to incur additional costs to address any reputational, governance, ethical, data privacy, confidentiality, security, compliance, technical, operational, legal, or competitive issues. For example:
•AI tools that we use may be flawed or may be based on algorithms, datasets, or prompts that are biased or insufficient;
•We or our customers may rely on the output of AI tools, whether the tools are ours or those of a third-party service provider, which may contain errors or material that is unclear, unattributed, misattributed, insufficient, biased, or false;
•Emerging AI applications may require additional investment in the development of proprietary datasets, algorithms, and machine learning models and new approaches and processes;
•We may not have sufficient rights to use data or other material or content produced by AI, or the models, algorithms, data, or other material or content on which our AI tools rely, in our business;
•We may inadvertently expose third-party data or other material or content to AI without appropriate permission or attribution;
•Our employees, contractors, vendors, or service providers may use third-party software incorporating AI in connection with our business or the services they provide to us and inadvertently disclose or incorporate our information into publicly available or other third-party training sets, which may impact our ability to realize the benefit of, or adequately protect, our intellectual property and other proprietary rights;
•Any output we create using AI may not be subject to copyright protection, which may adversely affect our intellectual property rights in or our ability to commercialize such content;
•Third parties may be able to use AI to create technology that could reduce demand for our products;
•The use of AI may result in cybersecurity incidents that implicate the personal or other confidential data of users of our AI tools or technologies;
•Third-party vendors may fail to comply with shifting regulations or contractual obligations;
•The failure to properly remediate AI usage or ethics issues may cause public confidence in AI to be undermined, which could slow adoption of AI in our products and services; and
•Our customers may not accept or be able to pay a premium for advanced AI capabilities in certain markets where we operate.
We face risks related to the regulation of AI and other evolving technologies.
The technologies underlying AI and its uses are already subject to a variety of laws and regulations, including intellectual property, data privacy, cybersecurity, consumer protection, competition, and equal opportunity laws and regulations, and are expected to be subject to increased regulation and new laws and regulations or new interpretations of existing laws and regulations. The regulatory framework related to AI use and ethics is changing rapidly, and new laws and regulations, or the interpretation of existing laws and regulations, in jurisdictions where we operate may affect our ability to leverage AI, increase the burden and cost of research and development and operations, and expose us to legal and regulatory risks, government enforcement, or civil suits that impact our ability to develop, earn revenue from, or utilize any products or services incorporating AI. These technologies are themselves highly complex and rapidly developing, and it is not possible to predict all of the legal or regulatory risks that may arise relating to our use of such technologies. Laws and regulations vary between jurisdictions and are subject to change and evolving interpretations. As we expand our products and services through the deployment of AI technologies, we have faced, and may continue to face, shifting regulations. For example, the EU
Artificial Intelligence Act (“EU AI Act”) entered into force in August 2024 and governs AI systems that impact individuals in the EU. New provisions of the EU AI Act took effect in August 2025 that may impact disclosure and risk management practices by us and third-party providers with whom we have commercial relationships. Complying with, or adopting best practices relating to, the EU AI Act and similar emerging laws may impose significant costs on our business and may necessitate changes to certain business practices to ensure compliance. We may not be able to adequately anticipate or respond to these evolving technologies, laws, and regulations, and we may need to expend additional resources to adjust our products, services, and operations, which could adversely affect our business, financial condition, and results of operations.

Any disruption in or unauthorized access to or breaches of our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyberattacks, could adversely impact our business.
Our reputation and ability to attract, retain, and serve our customers is dependent upon the reliable performance and security of our computer systems and those of third parties that we utilize in our operations to collect, store, use, transmit, and otherwise process public records, intellectual property, and other information, including confidential, sensitive, and personal information. Most of our products and services are delivered electronically, and our customers rely on our ability to process and deliver substantial quantities of information and other services on computer-based networks. Some elements of these systems are provided by third-party providers, including critical data inputs or software received from third-party suppliers and data systems stored on cloud-based computing infrastructure. We expend significant resources designed to develop and secure our computer systems, intellectual property, and information, including confidential, sensitive, and personal information, but they may be subject to damage or interruption from weather conditions (including climate change), natural disasters, infrastructure or network failures (including failures at third-party data centers, by third-party cloud-computing providers, or of aging technology assets), terrorist attacks, armed conflicts, power loss, internet and telecommunications failures, the loss or failure of systems over which we have no control, and cybersecurity risks such as cyberattacks, ransomware attacks, social engineering (including phishing attacks), computer viruses, denial of service attacks, physical or electronic break-ins, and similar disruptions from foreign governments, state-sponsored entities, hackers, organized cybercriminals, cyber terrorists, and individual threat actors (including malicious insiders), any of which may see their effectiveness further enhanced by the use of AI. We may also face additional strain on our systems and networks due to aging or end-of-life technology that we have not yet updated or replaced. Although we monitor, modify, update, and replace our information technology systems and infrastructure, and invest in new capabilities to support the business, we cannot guarantee that our own systems, or those operated by third parties, will always meet our current or future needs or fully protect our operations. Additionally, upgrades or replacements can be costly and may involve factors outside our control. Any inability to modify, upgrade, or replace these systems, or any disruption, failure, or data corruption during such efforts, could result in service interruptions and negatively affect our business, financial condition, and results of operations.
In addition to the risks noted above, many of our employees work remotely, which magnifies the importance of the integrity of our remote access security measures and may expose us to additional cybersecurity risks. We have implemented systems and processes designed to thwart such threat actors and otherwise protect our computer systems and information, including confidential, sensitive, and personal information; however, the systems and processes we have adopted may not be effective, and, similar to many other global multinational companies, we have experienced and may continue to experience cyber-
threats, cyberattacks and other attempts to breach the security of our systems or gain unauthorized access to our information, including confidential, sensitive, and personal information. Any fraudulent, malicious, or accidental breach of our computer systems or cybersecurity protections (including due to malicious insiders or inadvertent employee errors) could result in unintentional disclosure of, or unauthorized access to, customer, vendor, employee, or our own information, including confidential, sensitive, and personal information, which could result in additional costs to enhance security or to respond to such incidents, lost sales, violations of data privacy, cybersecurity, or other laws or regulations, notifications to individuals, penalties, or litigation. Any failure of our computer systems, disruption to our operations, or unauthorized access to any of our computer systems or information, including confidential, sensitive, and personal information, or those of third parties upon whom we rely or with whom we partner could result in, among other things, significant expense to repair, replace, or remediate such systems, equipment, or facilities, a loss of customers, legal or regulatory claims, and proceedings or fines, all of which could adversely affect our business, financial condition, and results of operations.
Additionally, while we generally perform cybersecurity due diligence on our key vendors, service providers, contractors, and consultants, if any of these third parties fail to adopt or adhere to adequate cybersecurity practices, or in the event of a breach, incident, disruption, or other compromise of their technology infrastructure, our or our customers’ information, including confidential, sensitive, and personal information, may be improperly lost, destroyed, modified, accessed, used, disclosed, or otherwise processed, which could subject us to claims, demands, proceedings, and liabilities. We do not have control over the operations of the facilities of third-party cloud computing service or other key vendors, service providers, contactors, and consultants that we use. This fact, coupled with the fact that we cannot easily switch our computing operations and other computer systems to other service providers, means that any disruption of or interference with our use of our current third-
party cloud computing service, or the services provided by our other vendors, service providers, contractors, and consultants, could disrupt our operations, and our business could be adversely impacted. Although we may have contractual protections with our third-party providers, any actual or perceived security breach, incident, or disruption could harm our reputation and brand, expose us to potential liability, or require us to expend significant resources on cybersecurity in responding to any such actual or perceived compromise, breach, incident, or disruption and negatively impact our business. Any contractual protections we may have from our third-party providers may not be sufficient to adequately protect us from any such liabilities and losses, and we may be unable to enforce any such contractual protections. Further, any insurance coverage relating to cybersecurity risks may not be sufficient to provide adequate loss coverage (including if the insurer denies future claims) and may not continue to be available to us on economically reasonable terms, or at all.
Our collection, storage, and use of confidential, sensitive, or personal information or data are subject to applicable data privacy and cybersecurity laws, and any failure to comply with such laws may harm our reputation and business or expose us to fines and other enforcement action.
In the ordinary course of business, we collect, aggregate, store, use, analyze, transmit, license, and otherwise process certain types of information, including confidential, sensitive, and personal information, including data sourced from third parties, that are subject to different laws and regulations. In particular, data privacy and cybersecurity laws and regulations often vary significantly by jurisdiction.
For example, in the U.S., there are numerous federal, state, and local data privacy, and cybersecurity laws, rules, and regulations governing the collection, storage, use, transmission, and other processing of personal information and Congress has considered, and continues to consider, various proposals for additional comprehensive national data privacy and cybersecurity legislation. At the state level, we are subject to laws, rules, and regulations, such as the California Consumer
Privacy Act (as amended by the California Privacy Rights Act (collectively, “CCPA”)), which imposes disclosure requirements, access rights, opt out rights, and the right to request deletion of personal information, among other rights. A number of other states have enacted, or are in the process of enacting or considering, similar comprehensive state-level data privacy and cybersecurity laws, rules, and regulations, creating a patchwork of overlapping but different state laws. In addition, all 50 states have laws that require the provision of notification for security breaches of personal information to affected individuals, state officers, or others.
The use of data, including data sourced from third parties, in some of our products could subject us to classification or treatment as a data broker under existing or emerging laws and regulations in the U.S. at the federal, state, and local level and internationally. We may be required to comply with any applicable data-broker specific requirements that may evolve over time, which could require us to modify data sourcing, processing, licensing, or retention practices, limit certain products or data sets, or incur significant compliance and operational costs. Failure to meet applicable data broker obligations or customer expectations could expose us to regulatory enforcement actions, fines, litigation, contractual disputes, and reputational harm, any of which may adversely affect our business, financial condition, and results of operations.
Outside of the U.S., an increasing number of laws, rules, regulations, and industry standards apply to data privacy and cybersecurity, such as the European Union’s General Data Protection Regulation (“GDPR”) and the UK’s Data Protection
Act 2018 as supplemented by the GDPR as implemented into UK law (collectively, “UK GDPR”), both of which impose stringent data privacy and cybersecurity requirements, particularly related to the processing of personal data. The GDPR and
UK GDPR also provide individual rights with respect to personal data, including rights of access, erasure, portability, rectification, restriction, and objection. Failure to comply with the GDPR and the UK GDPR can result in significant fines and other liability. Although we have implemented policies and procedures that are designed to ensure compliance with applicable data privacy and cybersecurity laws, rules, and regulations, the efficacy and longevity of these policies and procedures remains uncertain. Additionally, we may be bound by contractual requirements applicable to our collection, storage, use, transmission, and other processing of information, including confidential, sensitive, and personal information, and may be bound or asserted to be bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters. Further, we could face scrutiny and adverse legal and regulatory action for any failure or perceived failure to comply with our public privacy policies and other public statements about our data privacy and cybersecurity program. If our data privacy and cybersecurity measures fail to comply with any of the foregoing requirements, we will likely be required to modify our data collection or processing practices and policies in an effort to comply with such requirements, and we could be subject to increased costs, fines, litigation, regulatory investigations, and enforcement notices, which may have an adverse impact on our business, financial condition, and results of operations.
Intellectual property litigation, including litigation related to content provided using our products and services, could result in reputational damage and significant costs, and could adversely affect our business, financial condition, and results of operations.
Companies in the technology industry are frequently subject to litigation based on allegations of infringement, misappropriation, or other violations of intellectual property rights. In addition, despite our efforts to ensure that our employees, contractors, consultants, vendors, and service providers do not use the intellectual property and other proprietary information or know-how of third-parties in their work for us, we may be subject to claims that we or our employees, contractors, consultants, vendors, or service providers have inadvertently or otherwise used or disclosed intellectual property, including copyrighted materials, trade secrets, know-how, software, or other proprietary information of former employers or other third parties. Litigation may be necessary to defend against these claims and if we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. In addition, we may not qualify for the safe harbors established by laws in the United States and other countries protecting online service providers from claims related to content posted by users, or those laws could change in a manner making it difficult or impossible to qualify for such protection, increasing our exposure. While our terms and policies require users to respect the intellectual property rights of others, we have limited ability to influence the behavior of third parties, and there can be no assurance that these terms and policies will be sufficient to dissuade or prevent infringing, misappropriating, or other violating activity by third parties using our products or services. Additionally, litigation may become necessary to enforce our intellectual property rights, protect our trade secrets, or determine the validity and scope of proprietary rights claimed by others. Litigation regarding intellectual property rights is inherently uncertain due to the complex issues involved, and we may not be successful in defending ourselves in such matters.
Any claims successfully brought against us could subject us to significant liability for damages and we may be required to stop using technology or other intellectual property alleged to be in violation of a third party’s rights. We also might be required to seek a license for third-party intellectual property. Even if a license is available, we could be required to pay significant royalties or submit to unreasonable terms, which would increase our operating expenses. We may also be required to develop alternative non-infringing technology, which could require significant time and expense. If we cannot license or develop technology for any allegedly infringing, misappropriating, or other violating aspect of our business, we may be forced to limit our service and may be unable to compete effectively. In addition, some of our agreements with third-party partners require us to indemnify them for certain intellectual property claims against them, which could require us to incur considerable costs in defending such claims and may require us to pay significant damages in the event of an adverse ruling.
Such third-party partners may also discontinue their relationships with us as a result of injunctions or otherwise, which could result in loss of revenue and adversely impact our business operations. Our use of AI may heighten the foregoing risks, any of which could adversely affect our business, financial condition, and results of operations.
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
(ii) make available source code for modifications or derivative works we create based upon, incorporating, or using the open source software and (iii) license such modifications or derivative works under the terms of the particular open source license or otherwise unfavorable terms. The terms of many open source licenses to which we are subject have not been interpreted by
U.S. or foreign courts, and there is a risk that open source licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute our products or services. While we try to insulate our proprietary software, including our AI tools, from the effects of such open source license provisions, we cannot guarantee that we will be successful, that all open source software is reviewed prior to use in our products, that our developers have not incorporated open source software into our products in potentially disruptive ways, or that they will not do so in the future. If an author or other third party that distributes open source software we use were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations. If such third parties are successful, we could be subject to liability, be required to make our proprietary software source code available under an open source license, purchase a license (which, if available, could be costly), or cease offering the implicated products or services unless and until we can re-engineer them to avoid infringement, misappropriation, or other violation. This re-engineering process could require significant additional research and development resources and we may not be able to complete it successfully on a timely basis, or at all. We could also be subject to suits by parties claiming ownership of what we believe to be open source software. Any litigation could be costly for us to defend and could adversely affect our business, financial condition, and results of operations.
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

Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Cybersecurity Risk Management and Strategy
At Clarivate, cybersecurity risk management is an integral part of our Enterprise Risk Management program. Because we are a global information services provider, our business is highly dependent on the protection of our proprietary software and content, as well as the timeliness, accuracy, and availability of our digitally-based offerings. Consequently, we are highly sensitive to risks from cybersecurity threats to our information systems, particularly those threats that would affect our ability to continue to provide real-time access to our database content and analysis. To mitigate these threats, we utilize the following processes and governance structure.
Our Information Security Risk Management program is designed to align with ISO 27001 and related information security frameworks to ensure consistent, measurable controls across Clarivate’s enterprise. It provides a framework to identify, assess, and control cybersecurity threats and incidents. We conduct an annual information security risk assessment and targeted cybersecurity reviews throughout the year to evaluate emerging threats and control effectiveness. The results of these assessments and reviews are reported to executive management and the Board of Directors (the “Board”).
Our cybersecurity efforts also include mandatory information security awareness training for all employees, clearly defined expectations for acceptable use policies, and certification of adherence to our Code of Conduct. The IT Governance, Risk, and Compliance team conducts periodic audits to evaluate policy and regulatory compliance, recording findings for subsequent review and remediation initiatives. We also leverage internal and external security subject matter experts and consultants to conduct comprehensive risk assessments, including architecture reviews, vulnerability scans, penetration tests, application security evaluations, and technical compliance reviews.
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
As part of our risk management program, we also assess cybersecurity risks associated with third-party service providers. We have processes in place designed to oversee and identify material risks from cybersecurity threats associated with our engagement of such providers, including the use of cybersecurity risk criteria when determining the selection and oversight of those service providers.
Cybersecurity Governance
The Board, acting directly and through its committees, is responsible for the oversight of our risk management programs. The
Board’s Audit Committee has the delegated responsibility for the oversight of key enterprise risks, including risks from cybersecurity threats. The Audit Committee also provides oversight of our policies and processes for monitoring and mitigating such risks. Among other duties, the Audit Committee receives and reviews periodic reports from management pertaining to cybersecurity programs and data privacy controls, as well as other information security reports that the committee deems appropriate. The Audit Committee meets at least quarterly, and the chair of the committee gives regular reports to the full Board on its activities.
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

Our risk management programs are developed, implemented, managed, and reviewed under the direction of Information
Security and business segment leaders, with subsequent actions determined based on the results of these preventive and detective controls. Our incident response plan defines our procedures when potential security incidents are identified, including the associated escalation path. Depending on the assessed severity of the incident, the Audit Committee or the full
Board may be notified immediately or at its next regularly scheduled meeting.
Item 2. Properties.
Our corporate headquarters is located in the leased premises located at 70 St. Mary Axe, London EC3A 8BE, United
Kingdom. We lease office facilities at 41 locations around the world, of which 7 are in the United States. We believe that our facilities, generally used across each of our segments, are well maintained and are suitable and adequate for our current needs.
Item 3. Legal Proceedings.
From time to time, we are a party to various lawsuits, claims, and other legal proceedings that arise in the ordinary course of our business. While the outcomes of these matters are uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows. For additional discussion of legal proceedings, see Note 16 - Commitments and Contingencies included in Part II, Item
8 of this annual report.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder
Matters, and Issuer Purchases of Equity Securities.
Market Information
Our ordinary shares are traded on the New York Stock Exchange under the symbol “CLVT.”
Holders
As of December 31, 2025, there were 83 holders of record of our ordinary shares. A substantially greater number of holders of our ordinary shares are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
Dividends
We did not pay any dividends to ordinary shareholders during the year ended December 31, 2025. We presently intend to retain our earnings for use in business operations and, accordingly, we do not anticipate that the Board will declare dividends related to ordinary shares in the foreseeable future. In addition, the terms of our credit facilities and the indentures governing our secured notes include restrictions that may impact our ability to pay dividends.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information as of December 31, 2025, with respect to compensation plans under which equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights(1)	Weighted-average exercise price of outstanding options, warrants, and rights(2)	Number of securities remaining available for issuance under equity compensation plans(3)
Equity Compensation Plans Approved by Security Holders:
2019 Incentive Award Plan	26,477,567	$11.71	32,079,827
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A
Total	26,477,567	$11.71	32,079,827
(1) Includes 602,993 stock options, 20,903,408 restricted share units, and 4,971,166 performance share units at target performance levels that were granted with no exercise price or other consideration.
(2) The weighted-average exercise price is reported for the outstanding stock options reported in the first column. There are no exercise prices for the restricted share units or performance share units.
(3) Excludes securities to be issued upon exercise reflected in the first column.
Issuer Purchases of Equity Securities
The following table sets forth the total number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during the three months ended December 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Plans or Programs(1)
October 1, 2025 - October 31, 2025	—	$—	—	$351
November 1, 2025 - November 30, 2025	10,306,134	$3.49	10,306,134	$315
December 1, 2025 - December 31, 2025	10,912,870	$3.58	10,912,870	$276
Total	21,219,004		21,219,004
(1) In December 2024, the Board authorized a share repurchase program of up to $500.0 for a period of two years, from January 1, 2025 through December
31, 2026. On May 7, 2025, we obtained shareholder approval updating our previous shareholder share repurchase authority. The updated authority allows us to conduct open-market purchases, as approved by the Board, of up to 100 million of our ordinary shares from time to time through May 6, 2030, at a purchase price of no less than $1 per share and no more than $35 per share.

Performance Graph
The following graph compares our total cumulative shareholder return with the Standard & Poor’s Composite Stock Index
(“S&P 500”) and a market capitalization-weighted peer index consisting of FactSet Research Systems Inc.; Gartner, Inc.;
Moody’s Corporation; MSCI Inc.; S&P Global Inc.; and Verisk Analytics, Inc.
The graph assumes a $100 cash investment on December 31, 2020, and the reinvestment of all dividends, where applicable.
This graph is not indicative of future financial performance.
Comparison of 5 Year Cumulative Total Return
Among Clarivate, Peer Group, and S&P 500
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and
Results of Operations.
The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K. Certain statements in this section are forward-looking, subject to the risks and uncertainties described in the Cautionary Note Regarding Forward-Looking Statements and under Item 1A. Risk Factors of this annual report.
This section generally discusses our financial condition and results of operations for the years ended December 31, 2025 and
2024, including year-over-year comparisons. Discussion of our financial condition and results of operations for the year ended December 31, 2023, and comparisons between 2024 and 2023, are not included in this annual report and may be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our annual report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 19, 2025.
Overview
We are a leading global provider of transformative intelligence. We support the entire innovation lifecycle, from cultivating curiosity to protecting the world’s critical intellectual property assets. Our aim is to fuel the world’s greatest breakthroughs by harnessing the power of human ingenuity. From research and learning to commercialization, we offer intelligence solutions, workflow solutions, and tech-enabled services to customers in the Academia & Government (“A&G”), Intellectual
Property (“IP”), and Life Sciences & Healthcare (“LS&H”) end markets, which form the basis of our reportable segment structure.
•Intelligence solutions. Continuously enriched, up-to-date knowledge assets, combining expert-curated data, structured taxonomies, and analytical models that transform complex information into actionable insights powered by a unique combination of AI-enabled software and human expertise.
•Workflow solutions. Automated, flexible software tools complemented by our enriched data sets and expert analysis tailored to meet specific needs.
•Tech-enabled services. We are home to industry specialists, consultants, and data scientists with deep subject-
matter expertise and global experience.
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
Organic revenue growth
We define organic revenue as revenue generated from pricing, up-selling, securing new customers, sales of new or enhanced products, and similar activities. Organic revenues exclude revenues from acquisitions and disposals (including divestitures)
completed within the past 12 months and the impact from changes in foreign currency exchange rates (“FX”).
We review year-over-year organic revenue growth in our segments as a key measure of our success in addressing customer needs. We also review year-over-year organic revenue growth by transaction type to help us identify and address broad changes in product mix, and by geography to help us identify and address changes and revenue trends by region.
Annualized contract value
Our ACV, at any point in time, represents the annualized value of all active customer subscription-based license agreements for the next 12 months, assuming those coming up for renewal during the measurement period are renewed at their current price level. We use ACV as a key indicator of the health and trajectory of our core business as well as to assist in the

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
evaluation of underlying sales execution and customer engagement trends. This metric is particularly important to us because the majority of our revenues are generated from subscription-based license agreements.
Actual subscription revenues that we recognize during any 12-month period are likely to differ from ACV at the beginning of that period, sometimes significantly, due to subsequent changes in volume (including upgrades, downgrades, new business, and cancellations) and price, acquisitions, divestitures and disposals, and changes in FX.
Our organic ACV grew 1.8% in 2025, compared to 2024, primarily driven by improved product pricing. Our total ACV for
2025, compared to 2024, declined 1.0% primarily due to the wind-down of certain product groups beginning in the first quarter of 2025.
Annual renewal rate
Our annual renewal rate, at any point in time, represents (a) the annualized value of all active customer subscription-based license agreements renewed during the measurement period (including the value of any product downgrades), divided by
(b) the annualized value of all active subscription-based license agreements that were up for renewal during the measurement period. “Open renewals,” which we define as active customer subscription-based license agreements that were up for renewal during the measurement period but were neither renewed nor canceled, are excluded from both the numerator and denominator of the calculation. Additionally, the impact from product downgrades upon renewal is reflected in the annual renewal calculation, but the impact from product upgrades is not, because upgrades reflect the purchase of additional products and services. The impact of upgrades, new subscriptions, and improved product pricing is reflected in ACV, but not in annual renewal rates.
As the majority of our revenues are generated from subscription-based license agreements, we use the annual renewal rate as a key indicator of our ability to retain existing customers, evaluate the execution of our sales strategy and customer engagement trends, and to help analyze our historical results and prepare financial projections.
Our annual renewal rate for the years ended December 31, 2025 and 2024 was 92.5% and 91.9%, respectively.
Adjusted EBITDA and Adjusted EBITDA margin
We use Adjusted EBITDA as a basis for evaluating our ongoing operating performance, and we believe it is useful for investors to understand the underlying trends of our operations. Adjusted EBITDA represents Net income (loss) before the
Provision (benefit) for income taxes, Depreciation and amortization, and Interest expense, net, adjusted to exclude share-
based compensation, impairments, restructuring expenses, the impact of certain non-cash fair value adjustments on financial instruments, acquisition and/or disposal-related transaction costs, unrealized foreign currency gains/losses, legal settlements, and other items that are included in Net income (loss) for the period that we do not consider indicative of our ongoing operating performance. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by Revenues.
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
Between 2023 and 2025, we have performed the following goodwill impairment assessments, with the associated results of each assessment:

	Q4-23(1)	Q2-24(2)	Q4-24(2)	Q4-25
Type of assessment	Quantitative, annual	Quantitative, interim	Quantitative, annual	Quantitative, annual

Goodwill impairment:
A&G	$—	$—	$—	$—
IP	(582.2)	—	—	—
LS&H	(265.5)	(302.8)	(149.1)	—
Total	$(847.7)	$(302.8)	$(149.1)	$—
(1) The impairment was primarily due to worsening macroeconomic and market conditions and sustained declines in our share price.
(2) The impairments were primarily due to sustained declines in our share price.
In each assessment, we compared the estimated fair value to the carrying value for the A&G and LS&H reporting units (the
IP reporting unit was fully impaired in 2023). Based on these assessments, in 2023 and 2024, we concluded that the estimated fair value of the A&G reporting unit was still substantially in excess of its carrying value, while the LS&H reporting unit fair value was below its carrying value, resulting in the goodwill impairment charges shown in the table above. In our 2025 quantitative assessment, we determined that the A&G reporting unit fair value was approximately 12% in excess of its carrying value and the LS&H reporting unit fair value was approximately 8% in excess of its carrying value; therefore, no impairment charge was required for 2025.
In completing our goodwill assessment in the fourth quarter of 2025, we used weighted average cost of capital (“WACC”)
discount rate assumptions of 12% and 10% for the A&G and LS&H reporting units, respectively. The discount rates were derived using a capital asset pricing model and analyzing published rates for industries relevant to each reporting unit to estimate the cost of equity financing. We used discount rates we believe to be commensurate with the risks and uncertainty

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
inherent in the respective reporting units and in our internally developed forecasts. A 50 basis point increase in the discount rate would have resulted in the fair values of the A&G and LS&H reporting units being approximately 7% in excess of and approximately equal to their carrying values, respectively.
If our share price and market capitalization continues to decline, other adverse developments in economic or market conditions occur, or our actual results fall short of our projections or estimates, the estimated fair values of our reporting units may fall below their carrying values, triggering future impairment charges.
Indefinite-Lived Intangible Assets
Our indefinite-lived intangible assets consist of purchased brand trade names. In 2025, 2024, and 2023, we used a qualitative assessment to evaluate events and circumstances that might impact the value of each trade name. We did not identify any impairments of our indefinite-lived intangible assets in 2025, 2024, or 2023.
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
Share-Based Compensation
Share-based compensation expense includes cost associated with restricted share units (“RSUs”) and performance share units
(“PSUs”) granted to certain key members of management.
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

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations

	Year Ended December 31,		Change
	2025	2024	$	%
Revenues	$2,455.2	$2,556.7	(101.5)	(4)%
Operating expenses:
Cost of revenues	833.6	869.2	(35.6)	(4)%
Selling, general and administrative costs	708.6	727.6	(19.0)	(3)%
Depreciation and amortization	757.2	727.0	30.2	4%
Goodwill and intangible asset impairments	15.0	540.7	(525.7)	(97)%
Restructuring and other impairments	50.7	19.6	31.1	N/M
Other operating expense (income), net	18.6	(51.8)	70.4	N/M
Total operating expenses	2,383.7	2,832.3
Income (loss) from operations	71.5	(275.6)
Fair value adjustment of warrants	—	(5.2)	5.2	N/M
Interest expense, net	265.4	283.4	(18.0)	(6)%
Income (loss) before income taxes	(193.9)	(553.8)
Provision (benefit) for income taxes	7.2	82.9	(75.7)	(91)%
Net income (loss)	(201.1)	(636.7)
Dividends on preferred shares	—	31.3	(31.3)	N/M
Net income (loss) attributable to ordinary shares	$(201.1)	$(668.0)
N/M - Represents a change approximately equal to or in excess of 100% or is not meaningful.
As discussed below and in the notes to the financial statements, the following factors had a significant impact on the comparability of our results of operations between the periods presented and may affect the comparability of our results of operations in future periods:
•In December 2024, the Board approved the wind-down of three product groups within the LS&H and A&G segments, which is expected to reduce revenues and profit by less than 10% and 5%, respectively.
•In November 2024, we completed the sale of the ScholarOne product group within our A&G segment.
•In the second and fourth quarters of 2024, we recognized substantial goodwill impairments.
•In April 2024, we completed the sale of our Valipat product group within our IP segment.
Revenues
The following tables present our revenues by type, segment, and geography, as well as the components driving the changes between periods.
Revenues by transaction type

	Year Ended December 31,		Change		% of Change
	2025	2024	$	%	Acquisitions	Disposals	FX	Organic
Subscription	$1,605.5	$1,626.8	$(21.3)	(1.3)%	0.1%	(2.7)%	0.5%	0.8%
Re-occurring	434.2	429.8	4.4	1.0%	—%	—%	1.4%	(0.4)%
Recurring revenues	2,039.7	2,056.6	(16.9)	(0.8)%	0.1%	(2.2)%	0.7%	0.6%
Transactional	415.5	500.1	(84.6)	(16.9)%	0.1%	(12.6)%	0.4%	(4.8)%
Revenues	$2,455.2	$2,556.7	$(101.5)	(4.0)%	0.1%	(4.7)%	0.7%	(0.1)%
Subscription organic growth was driven by new sales and improved retention and pricing, with the disposals decrease primarily attributable to the ScholarOne divestiture and product group wind-downs within LS&H. Re-occurring revenues increased primarily due to FX translation gains. The transactional organic decline was primarily due to lower IP activity, while the disposal decrease was primarily due to the product group wind-downs in A&G and LS&H, as well as the Valipat divestiture.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Revenues by segment

	Year Ended December 31,		Change		% of Change
	2025	2024	$	%	Acquisitions	Disposals	FX	Organic
A&G	$1,266.0	$1,326.4	$(60.4)	(4.6)%	—%	(6.7)%	0.5%	1.6%
IP	799.4	811.4	(12.0)	(1.5)%	0.1%	(1.0)%	1.3%	(1.9)%
LS&H	389.8	418.9	(29.1)	(6.9)%	0.2%	(6.0)%	0.3%	(1.4)%
Revenues	$2,455.2	$2,556.7	$(101.5)	(4.0)%	0.1%	(4.7)%	0.7%	(0.1)%
A&G segment revenues decreased primarily due to the product group wind-downs and ScholarOne divestiture, partially offset by subscription organic growth driven by new sales and improved retention and pricing. IP segment revenues decreased primarily due to lower transactional volumes and subscription retention, as well as the Valipat divestiture. LS&H segment revenues decreased primarily due to product group wind-downs and lower transactional and subscription revenues.
Revenues by geography

	Year Ended December 31,		Change		% of Change
	2025	2024	$	%	Acquisitions	Disposals	FX	Organic
Americas	$1,303.0	$1,381.4	$(78.4)	(5.7)%	0.1%	(5.4)%	0.1%	(0.5)%
EMEA	654.8	667.8	(13.0)	(1.9)%	—%	(4.3)%	2.1%	0.3%
APAC	497.4	507.5	(10.1)	(2.0)%	—%	(2.6)%	0.3%	0.3%
Revenues	$2,455.2	$2,556.7	$(101.5)	(4.0)%	0.1%	(4.7)%	0.7%	(0.1)%
Americas revenues decreased primarily due to the product group wind-downs within A&G and LS&H, the ScholarOne divestiture, and, to a lesser extent, lower IP contribution. EMEA (Europe/Middle East/Africa) revenues decreased primarily due to the product group wind-downs within A&G, and the Valipat and ScholarOne product group divestitures. APAC (Asia
Pacific) revenues decreased due to product group wind-downs within A&G.
Cost of revenues
Cost of revenues consists of costs related to the production, servicing, and maintenance of our products and are composed primarily of related personnel costs, data center services and licensing costs, and costs to acquire or produce content, including royalty fees.
The decrease of 4% compared to 2024 was primarily driven by the product wind-downs, as well as the ScholarOne and
Valipat divestitures. As a percentage of revenues, Cost of revenues were largely unchanged compared to the prior year.
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
The decrease of 3% compared to 2024 was primarily driven by cost management and product group wind-downs. As a percentage of revenues, SG&A costs were largely unchanged compared to the prior year.
Depreciation and amortization
Depreciation expense relates to our fixed assets, including computer hardware, leasehold improvements, and furniture and fixtures. Amortization expense relates to our definite-lived intangible assets, including customer relationships, technology and content, internally developed computer software, and trade names.
The increase of 4% compared to 2024 was primarily driven by increased investment in computer software assets. As a percentage of revenues, Depreciation and amortization increased by 2% from the prior year.
Goodwill and intangible asset impairments
In 2024, we recorded a goodwill impairment charge of $465.7 primarily due to sustained declines in our share price and worsening macroeconomic and market conditions.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
In December 2024, the Board approved the wind-down of three product groups within the LS&H and A&G segments in connection with the Value Creation Plan and we recorded an intangible assets impairment charge of $75.0 to write down the carrying values of the associated intangibles, primarily technology and content assets, to their respective estimated net book values.
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
Restructuring charges during the year ended December 31, 2025 were associated with the Value Creation Plan, which began in the fourth quarter of 2024. Restructuring charges for the year ended December 31, 2024 were primarily associated with the
Segment Optimization Program, which was substantively completed in 2024.
As of December 31, 2025, the Value Creation Plan is our only active restructuring program. We have extended this program to include additional reductions in force and lease rationalization activities in 2026. We expect to incur approximately $25 of additional costs associated with this plan, primarily in 2026. For further information regarding our restructuring initiatives and impairment impacts, see Note 12 - Restructuring and Other Impairments included in Part II, Item 8 of this annual report.
Other operating expense (income), net
The change of $70.4 compared to 2024 was primarily driven by a prior year net gain on sale of $54.7 from divestitures completed in 2024 and a $30.7 increase to expense from the net impact of realized and unrealized gains and losses on foreign currency transactions, with the largest impacts derived from transactions denominated in GBP.
Interest expense, net
The decrease of 6% compared to 2024 was primarily driven by lower interest rates on our outstanding variable-rate debt and reduced total debt outstanding.
Provision (benefit) for income taxes
The income tax provision of $7.2 in 2025 was primarily driven by the mix of tax jurisdictions in which pre-tax profits and losses were recognized. These were partially offset by benefits of $21.7 and $10.9 in the U.S. and U.K., respectively, that resulted from intra-entity transactions, as well as a $7.1 benefit due to a reduction in the Base Erosion and Anti-Abuse Tax
(“BEAT”).
The income tax provision of $82.9 in 2024 was primarily driven by a $53.9 expense related to a new 15% Multinational
Corporate Income Tax (“MCIT”) enacted by a tax law change in Jersey, Channel Islands, a $10.2 expense to establish valuation allowances, and expenses from the mix of tax jurisdictions in which pre-tax profits and losses were recognized.
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

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Adjusted EBITDA and Adjusted EBITDA margin (non-GAAP measures)
The following table presents our calculation of Adjusted EBITDA and Adjusted EBITDA margin for the years ended
December 31, 2025 and 2024, and reconciles these non-GAAP measures to our Net income (loss) and Net income (loss)
margin for the same periods:

	Year Ended December 31,
	2025	2024
Net income (loss)	$(201.1)	$(636.7)
Provision (benefit) for income taxes	7.2	82.9
Depreciation and amortization	757.2	727.0
Interest expense, net	265.4	283.4
Share-based compensation expense	63.0	60.6
Goodwill and intangible asset impairments	15.0	540.7
Restructuring and other impairments	50.7	19.6
Fair value adjustment of warrants	—	(5.2)
Transaction related costs	22.5	17.9
Other(1)	21.9	(29.8)
Adjusted EBITDA	$1,001.8	$1,060.4

Net income (loss) margin	(8.2)%	(24.9)%
Adjusted EBITDA margin	40.8%	41.5%
(1) Includes the net impact of foreign exchange gains and losses related to the remeasurement of balances and other items that do not reflect our ongoing operating performance. This amount includes a net gain on sale of $54.7 from divestitures in 2024. See Note 2 - Acquisitions and Divestitures for further details.

Liquidity and Capital Resources
We finance our operations primarily through cash generated by operating activities and through borrowing activities. As of
December 31, 2025, we had $329.2 of cash on hand and $768.5 of available borrowing capacity under our revolving credit facility.
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
The following table discloses our consolidated cash flows by activity for the periods presented:

	Year Ended December 31,		Change
	2025	2024	$	%
Net cash provided by operating activities	$628.5	$646.6	$(18.1)	(3)%
Net cash used for investing activities	$(263.2)	$(236.7)	$(26.5)	11%
Net cash used for financing activities	$(343.1)	$(470.1)	$127.0	(27)%
The decrease in net cash provided by operating activities was primarily due to higher restructuring costs and related cash outflows compared to the prior year.
The increase in net cash used for investing activities was due to net inflows from acquisition and divestiture-related activity in the prior year that did not recur in the current year, partially offset by lower capital expenditures in the current year.
The decrease in net cash used for financing activities was primarily driven by higher debt repayments and dividends paid to holders of our mandatory convertible preferred shares in the prior year, partially offset by increased share repurchase activity in the current year.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Free cash flow (non-GAAP measure)
The following table reconciles our non-GAAP Free cash flow measure to Net cash provided by operating activities:

	Year Ended December 31,		Change
	2025	2024	$	%
Net cash provided by operating activities	$628.5	$646.6	$(18.1)	(3)%
Capital expenditures	(263.2)	(289.1)	25.9	(9)%
Free cash flow	$365.3	$357.5	$7.8	2%
Free cash flow increased primarily due to a significant reduction in capital expenditures, partially offset by the change in net cash provided by operating activities described above. Our capital expenditures in both periods presented consisted primarily of capitalized labor associated with product and content development.
Borrowings
As of December 31, 2025, we had $4,441.8 of outstanding borrowings under our notes and credit facilities. We incurred
$265.4 and $283.4 of interest expense associated with our debt obligations for the years ended December 31, 2025 and 2024, respectively. Our contingent liabilities consist primarily of letters of credit and performance bonds and other similar obligations in the ordinary course of business.
In May 2025, we entered into an incremental $500.0 tranche of term loans under our term loan facility. These term loans carry an interest rate margin of 325 basis points per annum in the case of loans bearing interest by reference to term SOFR and are not subject to amortization. We used the issuance proceeds to redeem $500.0 aggregate principal amount of our outstanding Senior Secured Notes due 2026, plus accrued and unpaid interest through the May 30, 2025 redemption date. To offset the incremental interest expense impact of this refinancing, we entered into foreign currency-swap transactions that economically reduce the interest rate by approximately 2%. In August 2025, we amended our $700.0 revolving credit facility by increasing it to a $775.0 facility and, in September 2025, we redeemed an additional $100.0 of our outstanding Senior
Secured Notes due 2026, plus accrued and unpaid interest through the September 30, 2025 redemption date. In January 2026, we redeemed the remaining $100.0 of our outstanding Senior Secured Notes due 2026, plus accrued and unpaid interest through the January 30, 2026 redemption date.
For further discussion related to our outstanding borrowings and associated hedging activities, see Note 9 - Debt and Note 8 -
Derivative Instruments included in Part II, Item 8 of this annual report.
Commitments and Contingencies
In addition to the scheduled future debt repayments that we will need to make, we also have commitments and plans related to our share repurchase program, capital expenditures. and other commitments in the ordinary course of business, primarily for cloud computing services and software license costs. Any amounts for which we are currently liable are reflected in our
Consolidated Balance Sheets as Accounts payable or Accrued expenses and other current liabilities.
In December 2024, the Board authorized a new share repurchase program of up to $500.0 of our ordinary shares for a period of two years, from January 1, 2025 through December 31, 2026. As of December 31, 2025, we had $275.5 of availability remaining. The share repurchase program does not obligate us to repurchase any set dollar amount or number of shares and may be modified, suspended, or terminated at any time without prior notice. Under the share repurchase program, we are authorized to conduct open-market purchases of our ordinary shares from time to time through any method or program, including through Rule 10b5-1 trading plans or the use of other techniques as permitted by our shareholder authorization, approved by the Board or a designated committee thereof, and subject to availability of ordinary shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements, at management’s discretion.
We estimate capital expenditures to be approximately $250 during 2026, primarily for product and content development. We also expect to incur approximately $210 of primarily cloud computing services and software license costs in 2026 for ongoing support of our existing business operations. We expect to fund these expenditures primarily through cash flows from operations. Any amounts for which we are presently liable are reflected in our Consolidated Balance Sheets as Accounts payable or Accrued expenses and other current liabilities.
From time to time, we may seek to refinance, redeem, repurchase, or retire our outstanding debt in open market purchases, privately negotiated transactions, tender offers, or otherwise. Such refinancings, redemptions, repurchases, or retirements, if any, would depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
In addition, we are engaged in various legal proceedings and claims that have arisen in the ordinary course of business and have taken what we believe to be adequate reserves related to the litigation and threatened claims. We maintain appropriate insurance policies in place, which are likely to provide some coverage for these liabilities or other losses that may arise from litigation matters. For additional information about our legal proceedings and claims, see Note 16 - Commitments and
Contingencies included in Part II, Item 8 of this annual report.
We require and will continue to need significant cash resources to, among other things, meet our debt service requirements, fund our share repurchase program, fund our working capital requirements, make capital expenditures (including product and content development), redeem or repurchase our outstanding indebtedness, and expand our business through acquisitions.
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
Revenues denominated in non-U.S. dollar currencies represented approximately 27% of our total revenues for the year ended
December 31, 2025, the significant majority of which were denominated in Euros and British pounds. A 10% change in value of the Euro and British pound relative to the U.S. dollar would result in an approximate $51 change in annual revenues.
Interest Rate Risk
Our interest rate risk arises primarily from borrowings under our variable interest rate term loans. As of December 31, 2025, we had $2,499.2 of outstanding variable interest rate debt related to term loans maturing in 2031.
To reduce our exposure to variability in cash flows associated with the interest payments, we have interest rate swap arrangements with an aggregate notional value of $1,256.9 that were in effect as of December 31, 2025. These swaps effectively fix the interest rate on a portion of our variable rate borrowings at a weighted average rate of 4.480%.
Accordingly, our exposure to changes in interest rates is limited to the unhedged portion of our variable rate debt, which was
$1,242.3 as of December 31, 2025. Assuming this exposure remains constant, a hypothetical 25 basis point change in the one-
month Term SOFR would result in an approximate $3 change in annual interest expense.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Clarivate Plc
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Clarivate Plc and its subsidiaries (the “Company”) as of
December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated
Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the
United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework
(2013) issued by the COSO.
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
Annual Goodwill Impairment Assessment for the Life Sciences and Healthcare Reporting Unit
As described in Notes 1 and 6 to the consolidated financial statements, the Company’s goodwill balance was $1,566.7 million as of December 31, 2025, and the goodwill associated with the Life Sciences and Healthcare reporting unit was $477.8 million. Goodwill is not amortized, but instead is tested for impairment annually as of the first day of the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill impairment testing is performed at the reporting unit level. Management estimates the fair value of a reporting unit using a discounted cash flow
(DCF) analysis based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. As disclosed by management, significant judgments and estimates made in this analysis include projected revenue growth rates and EBITDA margins, the tax rate, the terminal value and the discount rate. In the fourth quarter of 2025, management performed its annual goodwill impairment assessment and concluded that the estimated fair value of the Life Sciences and
Healthcare reporting unit was in excess of its carrying value and therefore, no impairment charge was required.
The principal considerations for our determination that performing procedures relating to the annual goodwill impairment assessment of the Life Sciences and Healthcare reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Life Sciences and Healthcare reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projected revenue growth rates, projected EBITDA margins, the terminal growth rate and the discount rate; and (iii)
the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Life Sciences and Healthcare reporting unit. These procedures also included, among others, (i) testing management’s process for developing the fair value estimate of the reporting unit; (ii) evaluating the appropriateness of the DCF analysis used by management; (iii) testing the completeness and accuracy of underlying data used in the DCF analysis; and (iv) evaluating the reasonableness of the significant assumptions used by management related to projected revenue growth rates, projected EBITDA margins, the terminal growth rate, and the discount rate. Evaluating management’s assumptions related to projected revenue growth rates and projected EBITDA margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Life Sciences and Healthcare reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the
DCF analysis and (ii) the reasonableness of the terminal growth rate and discount rate assumptions.
/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 24, 2026
We have served as the Company’s auditor since 2016.

CLARIVATE PLC
Consolidated Financial Statements
Consolidated Balance Sheets

	As of December 31,
(in millions)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash	$329.2	$295.2
Accounts receivable, net	821.7	798.3
Prepaid expenses	94.2	85.9
Other current assets	64.9	65.2
Total current assets	1,310.0	1,244.6
Property and equipment, net	52.7	53.5
Other intangible assets, net	8,008.1	8,441.2
Goodwill	1,566.7	1,566.6
Other non-current assets	68.1	82.2
Deferred income taxes	17.2	48.5
Operating lease right-of-use assets	46.6	53.6
Total assets	$11,069.4	$11,490.2
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$150.6	$124.5
Accrued compensation	146.7	119.2
Accrued expenses and other current liabilities	273.0	308.8
Current portion of deferred revenues	878.6	859.1
Current portion of operating lease liability	18.4	20.6
Current portion of long-term debt	101.5	1.3
Total current liabilities	1,568.8	1,433.5
Long-term debt	4,321.5	4,518.7
Other non-current liabilities	86.2	72.5
Deferred income taxes	212.1	273.3
Operating lease liabilities	37.9	53.2
Total liabilities	6,226.5	6,351.2
Commitments and contingencies (Note 16)
Shareholders' equity:
Ordinary Shares, no par value; unlimited shares authorized; 640.7 and 691.4 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	12,810.6	12,978.8
Accumulated other comprehensive loss	(453.1)	(526.3)
Accumulated deficit	(7,514.6)	(7,313.5)
Total shareholders' equity	4,842.9	5,139.0
Total liabilities and shareholders' equity	$11,069.4	$11,490.2
The accompanying notes are an integral part of these consolidated financial statements.

CLARIVATE PLC
Consolidated Financial Statements
Consolidated Statements of Operations

	Year Ended December 31,
(In millions, except per share data)	2025	2024	2023
Revenues	$2,455.2	$2,556.7	$2,628.8
Operating expenses:
Cost of revenues	833.6	869.2	906.4
Selling, general and administrative costs	708.6	727.6	739.7
Depreciation and amortization	757.2	727.0	708.3
Goodwill and intangible asset impairments	15.0	540.7	979.9
Restructuring and other impairments	50.7	19.6	40.0
Other operating expense (income), net	18.6	(51.8)	(10.8)
Total operating expenses	2,383.7	2,832.3	3,363.5
Income (loss) from operations	71.5	(275.6)	(734.7)
Fair value adjustment of warrants	—	(5.2)	(15.9)
Interest expense, net	265.4	283.4	293.7
Income (loss) before income taxes	(193.9)	(553.8)	(1,012.5)
Provision (benefit) for income taxes	7.2	82.9	(101.3)
Net income (loss)	(201.1)	(636.7)	(911.2)
Dividends on preferred shares	—	31.3	75.4
Net income (loss) attributable to ordinary shares	$(201.1)	$(668.0)	$(986.6)

Per share:
Basic	$(0.30)	$(0.96)	$(1.47)
Diluted	$(0.30)	$(0.96)	$(1.47)

Weighted average shares used to compute earnings per share:
Basic	673.3	693.6	671.6
Diluted	673.3	693.6	671.6
The accompanying notes are an integral part of these consolidated financial statements.

CLARIVATE PLC
Consolidated Financial Statements
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(In millions)	2025	2024	2023
Net income (loss)	$(201.1)	$(636.7)	$(911.2)
Other comprehensive income (loss), net of tax:
Hedging relationships, net of tax of $(2.5), $(1.7), and $(7.2)	(8.4)	(5.5)	(21.9)
Defined benefit pension plans, net of tax	(0.7)	(0.8)	(1.1)
Foreign currency translation adjustment	82.3	(24.7)	193.6
Other comprehensive income (loss), net of tax	73.2	(31.0)	170.6
Comprehensive income (loss)	$(127.9)	$(667.7)	$(740.6)
The accompanying notes are an integral part of these consolidated financial statements.

CLARIVATE PLC
Consolidated Financial Statements
Consolidated Statements of Changes in Equity

	Ordinary Shares		Preferred Shares		Accumulated other comprehensive loss	Accumulated deficit	Total shareholders' equity
(In millions)	Shares	Amount	Shares	Amount
Balance at December 31, 2022	674.4	$11,744.7	14.4	$1,392.6	$(665.9)	$(5,658.9)	$6,812.5
Exercise of stock options	0.3	1.6	—	—	—	—	1.6
Vesting of restricted stock units	7.6	—	—	—	—	—	—
Share-based award activity	(2.4)	94.2	—	—	—	—	94.2
Repurchase and retirement of ordinary shares	(13.8)	(100.0)	—	—	—	—	(100.0)
Dividends to preferred shareholders	—	—	—	—	—	(75.4)	(75.4)
Net income (loss)	—	—	—	—	—	(911.2)	(911.2)
Other comprehensive income (loss)	—	—	—	—	170.6	—	170.6
Balance at December 31, 2023	666.1	$11,740.5	14.4	$1,392.6	$(495.3)	$(6,645.5)	$5,992.3
Vesting of restricted stock units	6.7	—	—	—	—	—	—
Share-based award activity	(2.3)	45.7	—	—	—	—	45.7
Conversion of preferred shares into ordinary shares	55.3	1,392.6	(14.4)	(1,392.6)	—	—	—
Repurchase and retirement of ordinary shares	(34.4)	(200.0)	—	—	—	—	(200.0)
Dividends to preferred shareholders	—	—	—	—	—	(31.3)	(31.3)
Net income (loss)	—	—	—	—	—	(636.7)	(636.7)
Other comprehensive income (loss)	—	—	—	—	(31.0)	—	(31.0)
Balance at December 31, 2024	691.4	$12,978.8	—	$—	$(526.3)	$(7,313.5)	$5,139.0
Vesting of restricted stock units	7.8	—	—	—	—	—	—
Share-based award activity	(2.5)	56.3	—	—	—	—	56.3
Repurchase and retirement of ordinary shares	(56.0)	(224.5)	—	—	—	—	(224.5)
Net income (loss)	—	—	—	—	—	(201.1)	(201.1)
Other comprehensive income (loss)	—	—	—	—	73.2	—	73.2
Balance at December 31, 2025	640.7	$12,810.6	—	$—	$(453.1)	$(7,514.6)	$4,842.9
The accompanying notes are an integral part of these consolidated financial statements.

CLARIVATE PLC
Consolidated Financial Statements
Consolidated Statements of Cash Flows

	Year Ended December 31,
(In millions)	2025	2024	2023
Cash Flows From Operating Activities
Net income (loss)	$(201.1)	$(636.7)	$(911.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	757.2	727.0	708.3
Share-based compensation	63.1	59.9	109.0
Restructuring and other impairments, including goodwill	18.6	540.3	986.2
Gain on sale from divestitures	—	(54.7)	—
Gain on legal settlement	—	—	(49.4)
Deferred income taxes	(41.5)	21.2	(78.4)
Amortization and write-off of debt issuance costs	14.3	16.4	18.2
Other operating activities	14.4	(1.9)	21.9
Changes in operating assets and liabilities:
Accounts receivable	(5.0)	92.6	(25.5)
Prepaid expenses	(7.5)	1.5	1.7
Other assets	3.2	(0.8)	35.1
Accounts payable	22.8	(15.0)	41.2
Accrued expenses and other current liabilities	(11.3)	3.8	(44.4)
Deferred revenues	(2.6)	(106.2)	20.3
Operating leases, net	(5.4)	(9.6)	(8.0)
Other liabilities	9.3	8.8	(80.8)
Net cash provided by operating activities	628.5	646.6	744.2
Cash Flows From Investing Activities
Capital expenditures	(263.2)	(289.1)	(242.5)
Payments for acquisitions, net of cash acquired	—	(32.0)	(5.4)
Proceeds from divestitures, net of cash divested	—	84.4	10.5
Net cash used for investing activities	(263.2)	(236.7)	(237.4)
Cash Flows From Financing Activities
Principal payments on debt	(600.0)	(198.1)	(300.0)
Proceeds from issuance of debt	500.0	—	—
Payment of debt issuance and extinguishment costs	(9.4)	(20.1)	0.1
Repurchases of ordinary shares	(224.5)	(200.0)	(100.0)
Cash dividends on preferred shares	—	(37.7)	(75.5)
Payments related to tax withholding for share-based compensation	(10.4)	(15.6)	(20.6)
Other financing activities	1.2	1.4	(0.5)
Net cash used for financing activities	(343.1)	(470.1)	(496.5)
Effects of exchange rates	11.8	(15.3)	3.6
Net change in cash and cash equivalents, including restricted cash	34.0	(75.5)	13.9
Cash and cash equivalents, including restricted cash, beginning of period	295.2	370.7	356.8
Cash and cash equivalents, including restricted cash, end of period	$329.2	$295.2	$370.7
Supplemental Cash Flow Information:
Cash paid for interest	$256.3	$265.3	$273.5
Cash paid for income tax	$42.1	$52.9	$42.9
The accompanying notes are an integral part of these consolidated financial statements.

CLARIVATE PLC
Notes to Consolidated Financial Statements
Note 1: Nature of Operations and Summary of Significant Accounting Policies
Clarivate Plc (“Clarivate,” “us,” “we,” “our,” or the “Company”) is a public limited company incorporated under the laws of
Jersey, Channel Islands.
We are a leading global provider of transformative intelligence. We support the entire innovation lifecycle, from cultivating curiosity to protecting the world’s critical intellectual property assets. We offer intelligence solutions, workflow solutions, and tech-enabled services to our customers in the Academia & Government (“A&G”), Intellectual Property (“IP”), and Life
Sciences & Healthcare (“LS&H”) end markets, which form the basis of our three reportable segments, organized by the different products and services we offer and the markets we serve. For additional information on our reportable segments, see
Note 15 - Segment Information.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates. The most significant of these estimates relate to our asset impairment analyses and income taxes.
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

CLARIVATE PLC
Notes to Consolidated Financial Statements
Cash and Cash Equivalents
Cash and cash equivalents is comprised of cash on hand and short-term deposits with an original maturity at the date of purchase of three months or less, and includes restricted cash of $12.6 and $10.5 as of December 31, 2025 and 2024, respectively.
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
Internally Developed Software and Content
Internally Developed Software — Development costs related to internally generated software are capitalized once a project has progressed to the application development stage. Costs of significant improvements or enhancements on existing software for internal use, both internally developed and purchased, are also capitalized. Costs related to the preliminary project stage, data conversion, and the post-implementation/operation stage of an internal-use software development project are expensed as incurred. Capitalized costs are amortized over five years, which is the estimated useful life of the related software.
Purchased software is amortized over three years, which is the estimated useful life of the related software.
Content — Costs related to the acquisition of source materials, content selection, document processing, editing, abstracting, and indexing are capitalized. We also capitalize internal and external costs associated with the development of product-
related software that adds functionality and improves the customer’s ability to search our content. These capitalized costs are amortized over a two to five year useful life.
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
Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The initial valuation of finance lease assets and liabilities is calculated in the same way. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes initial direct costs incurred and any lease payments made before lease commencement, minus any lease incentives received. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
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
Notes to Consolidated Financial Statements
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
Asset Impairment Evaluation
We evaluate property and equipment, definite-lived intangible assets, and operating lease ROU assets for impairment whenever circumstances indicate the carrying value may not be recoverable. We determine the recoverability of an asset, or a group of assets, by comparing the carrying value to the future undiscounted cash flows that the asset is expected to generate over its remaining life. Any impairment is measured as the difference between the carrying value and the fair value of the asset.
Goodwill impairment testing is performed at the reporting unit level. For goodwill impairment testing purposes, we have determined that our business segments are our reporting units. As part of our annual goodwill impairment testing, we have the option to first perform qualitative testing to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we bypass the qualitative assessment, or if the qualitative assessment indicates that quantitative analysis should be performed, we evaluate goodwill for impairment by comparing the estimated fair value of a reporting unit with its carrying amount, including goodwill. We estimate the fair value of a reporting unit using a discounted cash flow (“DCF”) analysis based on the present value of estimated future cash flows, discounted at an appropriate risk-
adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates.
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
Any impairment charge is recognized in full in the reporting period in which it has been identified. For discussion of the analysis and results of our impairment tests, see Note 6 - Other Intangible Assets, Net and Goodwill and Note 12 -
Restructuring and Other Impairments.
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2025	2024
Liabilities due to customers	$62.8	$84.8
Accrued royalties	72.4	79.3
Miscellaneous accruals	137.8	144.7
Accrued expenses and other current liabilities	$273.0	$308.8
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

CLARIVATE PLC
Notes to Consolidated Financial Statements
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
•Re-occurring revenues are derived solely from the patent and trademark renewal services provided by our IP segment. Our services help customers maintain and protect their patents and trademarks in multiple jurisdictions around the world. Because of the re-occurring nature of the patent and trademark lifecycle, our customers engage us on a regular basis to ensure their intellectual property rights remain protected. These contracts typically include evergreen clauses or are multi-year agreements. We invoice and recognize revenue upon delivery of the service.
•Transactional revenues are earned for specific deliverables that are typically quoted on a product, data set, or project basis. Transactional revenues include content sales (including single-document and aggregated collection sales), consulting engagements, and other professional services such as software implementation services. We typically invoice and record revenue for this revenue stream upon delivery of the product, data set, project, or related performance obligations.
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
We pay commissions to sales colleagues for obtaining new customers and renewing contracts with existing customers. We treat these commission costs as costs to obtain a contract and are therefore considered contract assets. We capitalize certain of these commission costs within Prepaid expenses and Other non-current assets on the Consolidated Balance Sheets. The costs are amortized to Selling, general and administrative costs within the Consolidated Statements of Operations. The amortization period is between one and seven years based on the estimated length of the customer relationship.
Share-based Compensation
We recognize compensation expense for share-based awards based on grant date fair value. The fair value of restricted share units (“RSUs”) is based on the fair value of our common shares on the date of grant, and we use a Monte Carlo simulation to determine the fair value of our performance share units (“PSUs”) at grant date. We use the graded vesting method to amortize the value of share-based awards to expense. We recognize forfeitures as they occur.

CLARIVATE PLC
Notes to Consolidated Financial Statements
Defined Contribution Plans
Employees participate in various defined contribution savings plans that provide for Company-matching contributions. Costs for future employee benefits are accrued over the periods in which employees earn the benefits. Total expense related to defined contribution plans was $39.7, $37.3, and $34.9 for the years ended December 31, 2025, 2024, and 2023, respectively, which approximates the cash outlays related to the plans.
Restructuring
Restructuring expense includes costs associated with involuntary termination benefits provided to employees, certain contract termination costs, and other costs associated with an exit or disposal activity. Involuntary termination benefits are recognized within restructuring charges at the time that the program was approved and all necessary communications were made. The liabilities are recorded within Accrued expenses and other current liabilities in the Consolidated Balance Sheets. The corresponding expenses are recorded within Restructuring and other impairments in the Consolidated Statements of
Operations. For further details, see Note 12 - Restructuring and Other Impairments.
Legal Costs
Legal costs expected to be incurred in connection with a loss contingency are expensed and accrued at the outset of the legal matter giving rise to the estimated legal costs. We reassess the sufficiency of the accrual each reporting period.
Other Operating Expense (Income), Net
Other operating expense (income), net consisted of the following:

		Year Ended December 31,
		2025	2024	2023
Gain on sale from divestitures	Note 2	$—	$(54.7)	$—
Gain on legal settlement	Note 16	—	—	(49.4)
Net foreign exchange loss		34.9	4.2	38.9
Miscellaneous, net		(16.3)	(1.3)	(0.3)
Total		$18.6	$(51.8)	$(10.8)
Foreign Currency Translation
The operations of each of our entities are measured using the currency of the primary economic environment in which the subsidiary operates (“functional currency”). Assets and liabilities of foreign subsidiaries whose functional currency is the local currency are translated into U.S. dollars using period-end exchange rates. Revenues and expenses are translated at the average exchange rate in effect during each fiscal month during the year. The effects of foreign currency translation adjustments are included as a component of Accumulated other comprehensive loss in the accompanying Consolidated
Balance Sheets.
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

CLARIVATE PLC
Notes to Consolidated Financial Statements
including interim reporting periods, beginning after December 15, 2025, with early adoption permitted. We are currently assessing the impact of this update on our financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software,
which removes all references to project stages and clarifies the threshold that entities apply to begin capitalizing costs. The update further specifies required disclosures for all capitalized internal-use software costs. The amendments in this update are effective for fiscal years, including interim reporting periods, beginning after December 15, 2027, with early adoption permitted as of the beginning of an annual reporting period. Entities are permitted to apply the new guidance using a prospective, modified, or retrospective transition approach. We are currently assessing the impact of this update on our financial statements and related disclosures.
Note 2: Acquisitions and Divestitures
2024 Divestiture of ScholarOne
In the fourth quarter of 2024, in connection with focusing our efforts on our core A&G business assets, we sold our
ScholarOne product group for net cash proceeds of $103.6. As a result of the divestiture, we recognized a gain of $69.5, which is included in Other operating expense (income), net in the Consolidated Statements of Operations for the year ended
December 31, 2024.
2024 Divestiture of Valipat
In the second quarter of 2023, we agreed to sell Valipat, a small product group within our IP segment, for $33.8, payable in annual installments over ten years. The transaction closed in April 2024, and we recognized a loss of $14.8, included in Other operating expense (income), net in the Consolidated Statements of Operations for the year ended December 31, 2024.
Prior to classifying Valipat as held-for-sale in the second quarter of 2023, the assets to be sold consisted almost entirely of customer relationship intangible assets. These assets were reduced to an estimated fair value of $26.1 based on the present value of the consideration to be received over ten years. The resulting impairment charge of $132.2 is included in Goodwill and intangible asset impairments in the Consolidated Statements of Operations for the year ended December 31, 2023.
As of December 31, 2025, the fair value of the related contingent consideration receivable was $30.8, net of cash receipts, reported primarily within Other non-current assets in the Consolidated Balance Sheets. We remeasure this receivable on a recurring basis using Level 3 inputs, specifically discounted revenue projections.
Note 3: Revenues
We disaggregate our revenues by transaction type, by segment (see Note 15 - Segment Information), and by geography.
The following table presents revenues by transaction type, based on revenue recognition pattern:

	Year Ended December 31,
	2025	2024	2023
Subscription	$1,605.5	$1,626.8	$1,618.1
Re-occurring	434.2	429.8	444.6
Recurring revenues	2,039.7	2,056.6	2,062.7
Transactional	415.5	500.1	566.1
Revenues	$2,455.2	$2,556.7	$2,628.8
The following table presents revenues by geography, based on customer location:

	Year Ended December 31,
	2025	2024	2023
Americas	$1,303.0	$1,381.4	$1,405.5
EMEA	654.8	667.8	707.5
APAC	497.4	507.5	515.8
Revenues	$2,455.2	$2,556.7	$2,628.8
For the years ended December 31, 2025, 2024, and 2023, approximately 49%, 50%, and 49% of our revenues were attributed to customers in the U.S., respectively. No other country accounted for more than 10% of our revenues.

CLARIVATE PLC
Notes to Consolidated Financial Statements
As of December 31, 2025 and 2024, the capitalized amount of sales commissions included within Prepaid expenses was
$15.2 and $15.4, respectively, and the capitalized amount included in Other non-current assets was $18.7 and $21.4, respectively. We have not recorded any impairments against these capitalized commission costs.
The following table presents our contract balances:

	December 31,
	2025	2024
Accounts receivable, net	$821.7	$798.3
Current portion of deferred revenues	$878.6	$859.1
Non-current portion of deferred revenues	$17.0	$16.6
During the year ended December 31, 2025, we recognized revenues of $737.8 attributable to deferred revenues recorded at the beginning of the period, primarily consisting of subscription revenues recognized ratably over the contractual term.
Our remaining performance obligations are included in the current or non-current portion of deferred revenues on the
Consolidated Balance Sheets. The majority of these obligations relate to customer contracts where we license the right to use our products or provide maintenance services over a contractual term, generally one year or less.
Note 4: Accounts Receivable
Our Accounts receivable, net balance consisted of the following:

	December 31,
	2025	2024
Accounts receivable	$833.6	$814.5
Accounts receivable allowance	(11.9)	(16.2)
Accounts receivable, net	$821.7	$798.3
The change in our accounts receivable allowance related to the following activity during each of the years presented:

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of year	$16.2	$26.6	$27.1
Additional provisions	2.7	3.2	7.0
Write-offs	(7.9)	(12.9)	(9.3)
Exchange rate change	0.9	(0.7)	1.8
Balance at end of year	$11.9	$16.2	$26.6
Note 5: Property and Equipment, Net
Property and equipment, net consisted of the following:

	December 31,
	2025	2024
Computer hardware	$77.1	$64.3
Leasehold improvements	21.3	21.6
Furniture, fixtures, and equipment	44.4	46.6
Finance lease	8.0	8.0
Other	2.3	2.2
Property and equipment, gross	$153.1	$142.7
Accumulated depreciation	(100.4)	(89.2)
Property and equipment, net	$52.7	$53.5
Depreciation expense was $21.9, $19.0, and $23.2 for the years ended December 31, 2025, 2024 and 2023, respectively.

CLARIVATE PLC
Notes to Consolidated Financial Statements
Note 6: Other Intangible Assets, Net and Goodwill
Other intangible assets, net
The following table summarizes the gross carrying amounts and accumulated amortization of our identifiable intangible assets by major class:

	December 31, 2025			December 31, 2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$7,828.2	$(1,875.4)	$5,952.8	$7,773.9	$(1,515.9)	$6,258.0
Technology and content	2,832.2	(1,453.1)	1,379.1	2,748.8	(1,204.6)	1,544.2
Computer software	1,252.1	(758.8)	493.3	1,060.6	(609.2)	451.4
Trade names and other	89.3	(63.3)	26.0	88.4	(57.7)	30.7
Definite-lived intangible assets	$12,001.8	$(4,150.6)	$7,851.2	$11,671.7	$(3,387.4)	$8,284.3
Indefinite-lived trade names	156.9	—	156.9	156.9	—	156.9
Other intangible assets, net	$12,158.7	$(4,150.6)	$8,008.1	$11,828.6	$(3,387.4)	$8,441.2
Amortization expense related to intangible assets was $735.3, $708.0, and $685.1 during the years ended December 31, 2025,
2024, and 2023, respectively.
In December 2024, the Board approved the wind-down of three product groups within the LS&H and A&G segments in connection with the Value Creation Plan and we recorded an intangible assets impairment charge of $75.0 to write down the carrying values of the associated intangibles, primarily technology and content assets, to their respective estimated net book values.
In connection with the Valipat divestiture and related assets and liabilities held-for-sale as of December 31, 2023 (see Note 2
- Acquisitions and Divestitures for further details), we recorded an intangible assets impairment charge of $132.2 during the year ended December 31, 2023, primarily associated with purchase-related customer relationships.
As of December 31, 2025, the remaining weighted-average estimated useful life (in years) of our definite-lived intangible assets, by major class and in total, was as follows:

Customer relationships	18
Technology and content	8
Computer software	5
Trade names and other	6
Total	15
As of December 31, 2025, estimated future amortization expense related to definite-lived intangible assets was as follows:

2026	$697.0
2027	665.0
2028	627.4
2029	574.2
2030	516.4
Thereafter	4,755.5
Amortizing intangible assets	$7,835.5
Internally developed software projects in process	15.7
Definite-lived intangible assets	$7,851.2

CLARIVATE PLC
Notes to Consolidated Financial Statements
Goodwill
The change in the carrying amount of Goodwill by segment was as follows:

	A&G	IP	LS&H	Total Consolidated
Balance as of December 31, 2023	$1,109.8	$—	$913.9	$2,023.7
Acquisition	—	13.8	15.8	29.6
Goodwill impairment	—	(13.8)	(451.9)	(465.7)
Divestiture(1)	(20.6)			(20.6)
Impact of foreign currency fluctuations	(0.4)	—	—	(0.4)
Balance as of December 31, 2024	$1,088.8	$—	$477.8	$1,566.6
Impact of foreign currency fluctuations	0.1	—	—	0.1
Balance as of December 31, 2025	$1,088.9	$—	$477.8	$1,566.7
(1) Related to the ScholarOne divestiture and its allocated portion of the A&G segment reporting unit’s goodwill balance. For further details, see Note 2 - Acquisitions and Divestitures.
In 2025, 2024, and 2023, we completed quantitative goodwill impairment assessments using a DCF analysis to estimate the fair value of each of our reporting units. For additional information related to our goodwill impairment testing policy and procedures, see Note 1 - Nature of Operations and Summary of Significant Accounting Policies.
In the fourth quarter of 2023, we performed our annual goodwill impairment assessment and determined that the carrying value of the IP and LS&H segment reporting units exceeded their respective fair values, resulting in a goodwill impairment charge of $847.7. The impairments were primarily due to worsening macroeconomic and market conditions.
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
In the fourth quarter of 2025, we performed our annual goodwill impairment assessment and concluded that the estimated fair values of the A&G and LS&H reporting units were in excess of their respective carrying values and therefore, no impairment charge was required. We continue to monitor rapidly changing macroeconomic, industry, and competitive conditions to evaluate for potential triggering events, which events may occur in an interim period. If we determine that a triggering event has occurred, we update our impairment assessment by reviewing and potentially changing assumptions and estimates, which could result in future impairment charges.
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

CLARIVATE PLC
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2025	2024	2023
Lease Cost
Operating lease cost	$20.5	$20.2	$22.4
Variable and short-term lease cost	6.4	4.8	6.0
Finance lease cost	2.5	2.4	2.6
Total lease cost	$29.4	$27.4	$31.0
Supplemental Cash Flow Disclosures
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows for operating leases	$26.7	$30.3	$31.9
Operating cash flows for finance leases	2.0	2.1	2.1
Financing cash flows for finance leases	1.3	1.2	1.0
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$8.0	$16.8	$16.2
Other Information
Weighted-average remaining lease term:
Operating leases	4	5	5
Finance leases	11	12	13
Weighted-average discount rate:
Operating leases	6.5%	6.2%	5.2%
Finance leases	6.9%	6.9%	6.9%
The following table presents an analysis of our lease liability maturities as of December 31, 2025:

Year Ending December 31,	Operating Leases	Finance Leases
2026	$21.3	$3.4
2027	15.3	3.4
2028	8.5	3.5
2029	7.2	3.6
2030	4.6	3.7
Thereafter	7.7	22.6
Total undiscounted cash flows	$64.6	$40.2
Present value:
Current lease liabilities	18.4	1.5
Non-current lease liabilities	37.9	26.6
Total lease liabilities	$56.3	$28.1
Interest on lease liabilities	$8.3	$12.1
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
Cash flow hedges
We have interest rate swap arrangements with counterparties to reduce our exposure to variability in cash flows related to interest payments on our outstanding term loans. These swaps are designated as cash flow hedges of the risk associated with floating interest rates on designated future monthly interest payments. We determine the fair value of our interest rate swaps by comparing the present value of the remaining fixed payments to the present value of the remaining floating payments, using discount factors based on interest rate yield curves.

CLARIVATE PLC
Notes to Consolidated Financial Statements
As of December 31, 2025, we have outstanding interest rate swaps with an aggregate notional value of $1,756.9. This amount includes five swap arrangements currently in effect and two forward-starting swaps that are scheduled to commence on the
October 2026 maturity date of the May 2023 swaps, as further summarized in the table below:

Type	Notional Value	Effective Date	Maturity Date
Swaps entered May 2023	$739.2	May 2023	October 2026
Swaps entered June 2025	402.7	June 2025	January 2031
Swap entered December 2025	115.0	December 2025	January 2031
Forward-starting swaps entered Aug 2025	500.0	October 2026	January 2030
Total	$1,756.9
Changes in fair value are recorded in Accumulated other comprehensive loss (“AOCL”) in the Consolidated Balance Sheets, with a corresponding adjustment to the derivative asset or liability. Amounts recorded in AOCL are reclassified to Interest expense, net in the same period during which the hedged transactions affect earnings. As of December 31, 2025, we estimate that approximately $2.1 of pre-tax gain related to interest rate swaps recorded in AOCL will be reclassified into earnings within the next 12 months. For additional information on changes recorded in AOCL, see Note 10 - Shareholders' Equity.
Fair value hedges
In June and December 2025, we entered into three cross-currency swaps with a combined notional value of €448.0, maturing in January 2031, to mitigate foreign currency exposure related to intercompany loans and economically reduce interest expense. We have designated these swaps as fair value hedges. We elected to assess the effectiveness of these hedges based on changes in spot rates. We determine the fair value of our cross-currency swaps by comparing the present value of the remaining cash flows in the non-valuation currency (converted using the month-end spot rate) to the present value of the remaining cash flows in the valuation currency.
Changes in fair value are recognized as foreign exchange gains or losses within Other operating expense (income), net, and are intended to offset the foreign exchange gains or losses arising from the remeasurement of the hedged intercompany loans.
Unrealized gains or losses on components excluded from the hedge effectiveness assessment are recorded in AOCL and are reclassified into earnings over the life of the swaps. For additional information on changes recorded in AOCL, see Note 10 -
Shareholders' Equity.
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
Changes in fair value related to the effective portion of the hedge are recorded in AOCL as part of the foreign currency translation adjustment, with a corresponding adjustment to the derivative asset or liability. Any accumulated gain or loss will be reclassified into earnings when the hedged net investment is either sold or substantially liquidated. For additional information on changes recorded in AOCL, see Note 10 - Shareholders' Equity.
Derivatives not designated as accounting hedges
We periodically enter into foreign currency forward contracts, generally with maturities of 180 days or less, to reduce our exposure to foreign exchange rate risks. These contracts are not designated as accounting hedges. As of December 31, 2025 and December 31, 2024, the notional amount of our outstanding foreign currency forward contracts was $162.1 and $91.1, respectively.
We initially recognize these contracts at fair value on the execution date and subsequently remeasure them at the end of each reporting period. We determine the fair value of these instruments by comparing the notional value of the trade using the current month-end exchange rate to the notional value of the trade using the trade date exchange rate.
The gain or loss related to the change in fair value for these contracts is recognized within Other operating expense (income), net. We recognized a (gain) loss from the fair value adjustment of $(2.2), $2.3 and $(0.8) for the years ended December 31,
2025, 2024, and 2023, respectively.
The following table provides the location and the fair value of our derivative instruments in the Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024:

CLARIVATE PLC
Notes to Consolidated Financial Statements

	Balance Sheet Location	December 31, 2025	December 31, 2024
Cash flow hedging relationships:
Interest rate swaps	Other current assets	$3.2	$—
Interest rate swaps	Other non-current assets	1.8	14.7
Interest rate swaps	Other non-current liabilities	3.6	—
Fair value hedging relationships:
Cross-currency swaps	Other non-current liabilities	5.8	—
Net investment hedge:
Cross-currency swap	Other non-current assets	—	3.7
Cross-currency swap	Accrued expenses and other current liabilities	8.0	—
Not designated as accounting hedges:
Foreign currency forwards	Other current assets	1.2	—
Foreign currency forwards	Accrued expenses and other current liabilities	0.1	1.1

Total derivative assets		$6.2	$18.4
Total derivative liabilities		$17.5	$1.1
Note 9: Debt
The following table summarizes our total indebtedness:

		December 31, 2025		December 31, 2024
Type	Maturity	Effective Interest Rate	Carrying Value	Effective Interest Rate	Carrying Value
Senior Secured Notes	2026	4.500%	$100.0	4.500%	$700.0
Senior Secured Notes	2028	3.875%	921.2	3.875%	921.2
Senior Notes	2029	4.875%	921.4	4.875%	921.4
Revolving Credit Facility	2029	6.466%	—	7.107%	—
Term Loan Facility (Tranche 1)	2031	6.466%	1,999.2	7.107%	1,999.2
Term Loan Facility (Tranche 2)	2031	6.966%	500.0	—%	—
Finance lease	2036	6.936%	28.1	6.936%	29.3
Total debt outstanding			$4,469.9		$4,571.1
Debt discounts and issuance costs			(46.9)		(51.1)
Current portion of long-term debt(1)			(101.5)		(1.3)
Long-term debt			$4,321.5		$4,518.7
(1) $100.0 relates to the Senior Secured Notes due November 2026.
Senior Secured Notes (2026)
In May 2025, we used the proceeds from the incremental Tranche 2 term loans under the Credit Facilities (described below)
to redeem $500.0 aggregate principal amount of the outstanding Senior Secured Notes due 2026, plus accrued and unpaid interest through the May 30, 2025 redemption date. In September 2025, we redeemed an additional $100.0 aggregate principal amount of the outstanding Senior Secured Notes due 2026, plus accrued and unpaid interest through the September
30, 2025 redemption date, and in January 2026, we redeemed the remaining $100.0 aggregate principal amount, plus accrued and unpaid interest through the January 30, 2026 redemption date.
Interest on the Senior Secured Notes due 2026 was payable semi-annually to holders of record on May 1 and November 1 of each year. The Senior Secured Notes due 2026 were secured on a first-lien pari passu basis with borrowings under our credit facilities and Senior Secured Notes due 2028. These Notes were guaranteed on a joint and several basis by each of our indirect subsidiaries that was an obligor or guarantor under our credit facilities and were secured on a first-priority basis by

CLARIVATE PLC
Notes to Consolidated Financial Statements
the collateral owned or subsequently acquired by Camelot Finance S.A. (the issuer) and each of the guarantors that secured the issuer’s and such guarantor’s obligations under our credit facilities (subject to permitted liens and other exceptions).
Senior Notes (2029) and Senior Secured Notes (2028)
Interest on the Senior Notes due 2029 and Senior Secured Notes due 2028 is payable semi-annually to holders of record on
June 30 and December 30 of each year. The Senior Secured Notes due 2028 are secured on a first-lien pari passu basis with borrowings under our credit facilities. Both series of Notes are guaranteed on a joint and several basis by each of our indirect subsidiaries that is an obligor or guarantor under our credit facilities.
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
The indentures governing these Notes contain covenants which, among other things, limit the incurrence of additional indebtedness (including acquired indebtedness), issuance of certain preferred stock, the payment of dividends, making restricted payments and investments, the purchase or acquisition or retirement for value of any equity interests, the provision of loans or advances to restricted subsidiaries, the sale or lease or transfer of any properties to any restricted subsidiaries, the transfer or sale of assets, and the creation of certain liens. As of December 31, 2025, we were in compliance with all of the indenture covenants.
The Credit Facilities
We have a revolving credit facility and a term loan facility (together, the “Credit Facilities”), as further described below. The
Credit Facilities are secured by substantially all of our assets and the assets of all of our U.S. restricted subsidiaries and certain of our non-U.S. subsidiaries, including those that are or may be borrowers or guarantors under the Credit Facilities, subject to customary exceptions. The credit agreement governing the Credit Facilities contains customary events of default and restrictive covenants that limit us from, among other things, incurring certain additional indebtedness, issuing preferred stock, making certain restricted payments and investments, certain transfers or sales of assets, entering into certain affiliate transactions, or incurring certain liens.
The Credit Facilities provide that, upon the occurrence of certain events of default, our obligations thereunder may be accelerated and the lending commitments terminated. Such events of default include payment defaults to the lenders, material inaccuracies of representations and warranties, covenant defaults, cross-defaults to other material indebtedness (including the
Senior Secured Notes due 2028 and the Senior Notes due 2029), voluntary and involuntary bankruptcy proceedings, material money judgments, loss of perfection over a material portion of collateral, material ERISA/pension plan events, certain change of control events, and other customary events of default, in each case subject to threshold, notice, and grace period provisions.
We may be subject to certain negative covenants, including either a fixed charge coverage ratio, total first lien net leverage ratio, or total net leverage ratio if certain conditions are met. As of December 31, 2025, we were in compliance with the covenants for the credit facilities.
Revolving Credit Facility (2029)
Our $775.0 revolving credit facility provides for revolving loans, same-day borrowings, and letters of credit (with a sublimit of $77.0). Proceeds of loans made under the revolving credit facility may be borrowed, repaid, and reborrowed prior to its maturity in January 2029 (subject to a “springing” maturity date that is 91 days prior to the maturity date of the Senior
Secured Notes due 2028, but only to the extent that those notes have not been refinanced or extended prior to their original maturity date).
In August 2025, we increased the availability under our revolving credit facility from $700.0 to $775.0. All other terms related to the revolving credit facility were substantively unchanged. As of December 31, 2025, letters of credit totaling $6.5 were collateralized by the revolving credit facility.

CLARIVATE PLC
Notes to Consolidated Financial Statements
The revolving credit facility carries a base interest rate at Term SOFR, plus 3.25% per annum (which decreases to 3.00% or
2.75% per annum upon the achievement of certain first lien leverage ratios as defined in the credit agreement governing the
Credit Facilities). The revolving credit facility is subject to a commitment fee rate of 0.5% per annum (or 0.375% per annum, based on first lien leverage ratios) times the unutilized amount of total revolving commitments.
Term Loan Facility (2031)
Our term loan facility matures in January 2031 and consists of two tranches of term loans. Our Tranche 1 term loans carry a base interest rate at Term SOFR, plus 2.75% per annum. In May 2025, we entered into an incremental $500.0 tranche of term loans. These Tranche 2 term loans carry a base interest rate at Term SOFR, plus 3.25% per annum. The issuance proceeds were used to redeem a portion of the Senior Secured Notes due 2026 described above.
The carrying value of our variable interest rate debt, excluding unamortized debt issuance costs, approximates fair value due to the short-term nature of the interest rate benchmark rates. The fair value of the fixed rate debt is estimated based on market observable data for debt with similar prepayment features. The fair value of our debt was $4,369.9 and $4,423.2 at December
31, 2025 and December 31, 2024, respectively, and is considered Level 2 under the fair value hierarchy.
Amounts due under our outstanding borrowings as of December 31, 2025 are as follows:

2026	$101.5
2027	1.7
2028	923.1
2029	923.5
2030	2.3
Thereafter	2,517.8
Total maturities	$4,469.9
Less: capitalized debt issuance costs and original issue discount	(46.9)
Total, including the current portion of long-term debt	$4,423.0
Note 10: Shareholders' Equity
Share Repurchase Program
In February 2022, the Board approved the purchase of up to $1,000.0 of our ordinary shares through open-market purchases, to be executed through December 31, 2023. In May 2023, the Board approved the extension of the share repurchase authorization, but reduced the authorization from $1,000.0 to $500.0, to be executed through December 31, 2024. In
December 2024, the Board authorized a new share repurchase program of up to $500.0 of our ordinary shares for a period of two years, from January 1, 2025 through December 31, 2026.
During the year ended December 31, 2023, we repurchased approximately 13.8 million ordinary shares for $100.0 at an average price of $7.22 per share. During the year ended December 31, 2024, we repurchased approximately 34.4 million ordinary shares for $200.0 at an average price of $5.81 per share. During the year ended December 31, 2025, we repurchased approximately 56.0 million ordinary shares for $224.5 at an average price of $4.01 per share. All repurchased shares were immediately retired and restored as authorized but unissued ordinary shares.
Accumulated Other Comprehensive Loss (“AOCL”)
The table below provides information about the changes in AOCL by component and the related amounts reclassified to net earnings during the periods indicated (net of tax).

CLARIVATE PLC
Notes to Consolidated Financial Statements

	Hedging relationships(1)	Defined benefit pension plans	Foreign currency translation adjustment(2)	AOCL
Balance as of December 31, 2022	$38.1	$1.5	$(705.5)	$(665.9)
Other comprehensive income (loss) before reclassifications	14.9	(1.1)	194.2	208.0
Reclassifications from AOCL to net earnings	(36.8)	—	(0.6)	(37.4)
Net other comprehensive income (loss)	(21.9)	(1.1)	193.6	170.6
Balance as of December 31, 2023	$16.2	$0.4	$(511.9)	$(495.3)
Other comprehensive income (loss) before reclassifications	16.1	(0.8)	(40.4)	(25.1)
Reclassifications from AOCL to net earnings	(21.6)	—	15.7	(5.9)
Net other comprehensive income (loss)	(5.5)	(0.8)	(24.7)	(31.0)
Balance as of December 31, 2024	$10.7	$(0.4)	$(536.6)	$(526.3)
Other comprehensive income (loss) before reclassifications	3.1	(0.7)	83.2	85.6
Reclassifications from AOCL to net earnings	(11.5)	—	(0.9)	(12.4)
Net other comprehensive income (loss)	(8.4)	(0.7)	82.3	73.2
Balance as of December 31, 2025	$2.3	$(1.1)	$(454.3)	$(453.1)
(1) Includes amounts related to our interest rate swaps designated as cash flow hedges, and for the year ended December 31, 2025, also includes the excluded component of our cross-currency swaps designated as fair value hedges. Refer to Note 8 - Derivative Instruments for further information.

(2) Includes the impact of translating foreign subsidiary assets and liabilities from their functional currency to USD, as well as amounts related to our cross-
currency swap designated as a net investment hedge.

Conversion of Preferred Shares into Ordinary Shares
On June 3, 2024, all 14.4 million outstanding shares of our 5.25% Series A Mandatory Convertible Preferred Shares
(“MCPS”) automatically converted into 55.3 million ordinary shares at a conversion rate of 3.8462 ordinary shares per MCPS share. All accumulated preferred dividends were paid prior to the conversion.
Note 11: Share-based Compensation
We grant share-based awards under the Clarivate Plc 2019 Incentive Award Plan (“the Plan”). A maximum aggregate amount of 85.0 million ordinary shares are reserved for issuance under the Plan. The Plan provides for the issuance of options, share appreciation rights, restricted shares, restricted share units, and cash awards. As of December 31, 2025 and 2024, approximately 32.1 million and 20.7 million shares, respectively, of our ordinary shares were available for share-based awards.
Total share-based compensation expense for the years ended December 31, 2025, 2024, and 2023, comprised the following:

	Year Ended December 31,
	2025	2024	2023
Cost of revenues	$17.4	$14.6	$39.9
Selling, general and administrative costs	45.6	46.0	69.0
Total share-based compensation expense	$63.0	$60.6	$108.9
Total income tax provision (benefit) recognized for stock-based compensation arrangements were as follows:

	Year Ended December 31,
	2025	2024	2023
Provision (benefit) for income taxes	$(1.8)	$(2.2)	$(8.7)
RSUs and PSUs
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

CLARIVATE PLC
Notes to Consolidated Financial Statements
Each quarter, we evaluate the likelihood that the performance criteria will be met. As the number of PSUs expected to vest increases or decreases, compensation expense is also adjusted up or down to reflect the number of shares expected to vest and the cumulative vesting period met to date.
A summary of RSU and PSU activity for the year ended December 31, 2025, is presented below:

	Year Ended December 31, 2025
	RSUs	RSUs Weighted Average Grant Date Fair Value	PSUs	PSUs Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	12.3	$8.27	4.0	$10.48
Granted	18.4	4.14	2.9	4.68
Vested	(7.2)	8.41	(0.6)	10.91
Forfeited	(2.6)	5.63	(1.3)	9.03
Outstanding at December 31, 2025	20.9	$4.91	5.0	$7.39

Total remaining unamortized compensation costs	$41.1		$20.4

Weighted average remaining service period	1.0 years		1.6 years
The 2025, 2024, and 2023 weighted average grant date fair value for RSUs was $4.14, $6.89, and $10.34 and for PSUs was
$4.68, $7.77, and $13.55, respectively.
For the years ended December 31, 2025, 2024, and 2023, the fair value of RSUs vested was $30.3, $45.3, and $62.4, respectively, and the fair value of PSUs vested was insignificant.
Stock Options
No stock option awards have been granted to plan participants since 2019. As of December 31, 2025 and 2024, there was no unrecognized compensation cost related to outstanding stock options. As of December 31, 2025, we have 0.6 million options vested and exercisable at a weighted average exercise price per share of $11.71 with a weighted-average remaining contractual life of 1.6 years.
Note 12: Restructuring and Other Impairments
We have engaged in various restructuring programs to strengthen our business and streamline our operations, including taking actions related to the location and use of leased facilities. Our recent restructuring programs include the following:
•Value Creation Plan - During the fourth quarter of 2024, we approved a broad-based plan to optimize our business model, which includes a cost rationalization component. We have extended this program to include additional reductions in force and lease rationalization activities in 2026. We expect to incur approximately $25 of additional costs associated with this plan, primarily in 2026.
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

CLARIVATE PLC
Notes to Consolidated Financial Statements
The following table summarizes the pre-tax charges by activity and program during the periods indicated:

	Year Ended December 31,
	2025	2024	2023
Severance and related benefit costs:
Value Creation Plan	$48.5	$0.5	$—
Segment Optimization	0.4	19.9	13.4
ProQuest Acquisition Integration	—	(0.1)	16.7
Total Severance and related benefit costs	48.9	20.3	30.1
Exit and disposal costs:
Value Creation Plan	1.8	0.1	—
Segment Optimization Program	—	0.3	—
ProQuest Acquisition Integration	—	—	0.2
Total Exit and disposal costs	1.8	0.4	0.2
Lease abandonment costs:
Value Creation Plan	—	—	—
Segment Optimization	—	(1.1)	3.7
ProQuest Acquisition Integration	—	—	(0.1)
Total Lease abandonment costs	—	(1.1)	3.6
Restructuring costs	$50.7	$19.6	$33.9
The following table summarizes the pre-tax charges by program and segment during the periods indicated:

	Year Ended December 31,
	2025	2024	2023
Academia & Government:
Value Creation Plan	$21.2	$0.1	$—
Segment Optimization	—	7.0	4.8
ProQuest Acquisition Integration	—	(0.1)	9.0
Total A&G	21.2	7.0	13.8
Intellectual Property:
Value Creation Plan	15.4	0.5	—
Segment Optimization	0.3	5.3	4.6
ProQuest Acquisition Integration	—	—	4.6
Total IP	15.7	5.8	9.2
Life Sciences & Healthcare:
Value Creation Plan	13.7	—	—
Segment Optimization	0.1	6.8	7.7
ProQuest Acquisition Integration	—	—	3.2
Total LS&H	13.8	6.8	10.9
Restructuring costs	$50.7	$19.6	$33.9

CLARIVATE PLC
Notes to Consolidated Financial Statements
The table below summarizes the changes in our restructuring reserves by activity during the periods indicated:

	Severance and related benefit costs	Exit, disposal, and abandonment costs	Total
Reserve balance as of December 31, 2023	$5.9	$1.4	$7.3
Expenses recorded	20.3	(0.7)	19.6
Payments made	(22.4)	(4.8)	(27.2)
Noncash items	(1.5)	4.1	2.6
Reserve balance as of December 31, 2024	$2.3	$—	$2.3
Expenses recorded	48.9	1.8	50.7
Payments made	(41.3)	(1.8)	(43.1)
Noncash items	(3.4)	—	(3.4)
Reserve balance as of December 31, 2025	$6.5	$—	$6.5
Other impairments
In the fourth quarter of 2023, we recorded a charge of approximately $6.1 related to the impairment of two equity investments, both of which were fully impaired.
Note 13: Income Taxes
The components of the Provision (benefit) for income taxes by jurisdiction were as follows:

	Year Ended December 31,
	2025	2024	2023
Current
U.K.	$3.1	$2.3	$(1.2)
U.S. federal	(5.6)	19.0	14.5
U.S. state	(2.0)	3.1	4.4
Other	53.0	36.8	(40.8)
Total current	48.5	61.2	(23.1)
Deferred
U.K.	1.9	0.8	(0.4)
U.S. federal	(1.4)	(20.0)	(30.5)
U.S. state	(5.5)	(3.2)	(4.4)
Other	(36.3)	44.1	(42.9)
Total deferred	(41.3)	21.7	(78.2)
Provision (benefit) for income taxes	$7.2	$82.9	$(101.3)
The components of Income (loss) before income taxes were as follows:

	Year Ended December 31,
	2025	2024	2023
U.K. income (loss)	$(123.6)	$(155.4)	$(180.1)
U.S. income (loss)	(80.9)	(437.8)	(477.9)
Other income (loss)	10.6	39.4	(354.5)
Income (loss) before income taxes	$(193.9)	$(553.8)	$(1,012.5)
Effective tax rate reconciliation
While we are a public limited company incorporated under the laws of Jersey, Channel Islands, we are a tax resident of the
United Kingdom.
The following tables present reconciliations between the statutory U.K. income tax rate and our effective tax rate (“ETR”) for the years ended December 31, 2025, 2024, and 2023. The 2025 reconciliation is presented in accordance with ASU 2023-09,
Improvements to Income Tax Disclosures, which we adopted on a prospective basis during the year ended December 31,
2025.

CLARIVATE PLC
Notes to Consolidated Financial Statements

	Year Ended December 31, 2025
	Amount	Percent
U.K. statutory tax rate	$(48.5)	25.0%
Foreign tax effects:
United States:
Legal entity restructuring	(51.7)	26.7%
Waived deductions under Section 59A	43.8	(22.6)%
Valuation allowance	15.0	(7.7)%
BEAT	(7.1)	3.7%
State and local income taxes, net of federal benefit	(7.1)	3.7%
Share-based compensation	6.6	(3.4)%
R&D credits	(5.4)	2.8%
Foreign branch	4.8	(2.5)%
Statutory income tax rate differential	3.2	(1.7)%
Subpart F income	2.7	(1.4)%
Other	0.8	(0.4)%
Germany:
Local trade tax	(10.9)	5.6%
Effect of different tax rates	7.9	(4.1)%
Other	1.7	(0.9)%
Israel:
Effect of different tax rates	(4.9)	2.5%
Other	0.6	(0.3)%
Mexico:
Valuation allowance	3.7	(1.9)%
Other	(0.6)	0.3%
Brazil:
Withholding tax	2.8	(1.4)%
Other	(0.4)	0.2%
Other foreign jurisdictions	5.6	(2.9)%
Changes in valuation allowances	31.1	(16.0)%
Effect of cross-border tax laws	2.5	(1.3)%
Nontaxable or nondeductible items	2.2	(1.1)%
Changes in unrecognized tax benefits	9.6	(5.0)%
Other adjustments	(0.8)	0.4%
Effective tax rate	$7.2	(3.7)%

CLARIVATE PLC
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2024	2023
Income (loss) before income taxes	$(553.8)	$(1,012.5)
Provision (benefit) for income taxes	82.9	(101.3)

Statutory rate	25.0%	23.5%
Effect of different tax rates	(0.6)%	—%
BEAT	(1.2)%	(0.7)%
Change in tax law	(9.6)%	—%
Valuation allowances	(2.2)%	(4.4)%
Share-based compensation	(2.4)%	(1.3)%
Other permanent differences	(1.2)%	(0.6)%
Withholding tax	(0.7)%	(0.5)%
Uncertain tax positions	(0.9)%	7.0%
Outside basis difference in foreign subsidiary	(1.6)%	2.1%
Impairments	(18.8)%	(15.4)%
Divestitures	(1.1)%	—%
Tax credits	1.8%	0.6%
Other	(1.5)%	(0.3)%
Effective tax rate	(15.0)%	10.0%
The income tax provision of $7.2 for the year ended December 31, 2025 was primarily driven by the mix of tax jurisdictions in which pre-tax profits and losses were recognized. These were partially offset by income tax benefits of $21.7 and $10.9 in the U.S. and U.K., respectively, that resulted from intra-entity transactions, as well as a $7.1 benefit due to a reduction in the
Base Erosion and Anti-Abuse Tax (“BEAT”).
The income tax provision of $82.9 for the year ended December 31, 2024 was driven by a $53.9 expense related to a new
15% corporate income tax enacted by a tax law change in Jersey, Channel Islands, a $10.2 expense to establish valuation allowances, and expenses from the mix of tax jurisdictions in which pre-tax profits and losses were recognized. These were partially offset by benefits of $16.6 and $14.2 associated with the impairment of intangible assets and goodwill, respectively.
Deferred tax assets and liabilities
The tax effects of the significant components of temporary differences giving rise to our deferred income tax assets and liabilities were as follows:

CLARIVATE PLC
Notes to Consolidated Financial Statements

	December 31,
	2025	2024
Accounts receivable	$1.3	$1.9
Accrued expenses	18.4	12.2
Deferred revenue	2.1	0.9
Partnerships outside basis difference	143.9	40.9
Other assets	19.0	24.0
Debt issuance costs	7.9	10.4
Lease liabilities	11.3	8.4
Goodwill	422.0	527.4
Operating losses and tax attributes	938.2	835.4
Fixed assets, net	1.3	—
Total deferred tax assets	1,565.4	1,461.5
Valuation allowances	(1,340.4)	(1,279.7)
Net deferred tax assets	225.0	181.8

Other identifiable intangible assets, net	(385.6)	(365.1)
Other liabilities	(25.1)	(20.9)
Right-of-use assets	(9.2)	(5.4)
Fixed assets, net	—	(15.2)
Total deferred tax liabilities	(419.9)	(406.6)
Net deferred tax liabilities	$(194.9)	$(224.8)
Deferred tax assets and liabilities are presented net in the Consolidated Balance Sheets if they are in the same jurisdiction.
The components of the net deferred tax liability, as reported in the Consolidated Balance Sheets, were as follows:

	December 31,
	2025	2024
Deferred tax asset	$17.2	$48.5
Deferred tax liability	(212.1)	(273.3)
Net deferred tax liability	$(194.9)	$(224.8)
We are required to assess the realization of our deferred tax assets and the need for a valuation allowance. The assessment requires judgment on the part of management with respect to benefits that could be realized from future taxable income. The valuation allowance was $1,340.4 and $1,279.7 as of December 31, 2025 and 2024, respectively, against certain deferred tax assets, as it more likely than not that such amounts will not be fully realized. During the years ended December 31, 2025 and
2024, the valuation allowance increased by $60.7 and $23.1, respectively.
As of December 31, 2025, we had gross U.S. federal tax loss carryforwards of $2,115.7, U.K. tax loss carryforwards of
$592.0, U.S. state tax loss carryforwards of $1,001.6, and tax loss carryforwards in other foreign jurisdictions of $59.8. The carryforward period for U.S. federal tax losses is twenty years for losses generated in tax years ended prior to December 31,
2017. The expiration period for these losses begins in 2036. For U.S. losses generated in tax years beginning after January 1,
2018, the carryforward period is indefinite. The carryforward period for the U.K. tax losses is indefinite. The carryforward period for U.S. state losses varies, and the expiration period is between 2026 and 2044. The carryforward period of other losses varies by jurisdiction. As of December 31, 2025, we also had R&D and other tax credit carryforwards of $32.3 that have various carryforward periods, and the expiration period begins in 2027.
We have provided income taxes and withholding taxes in the amount of $13.5 on the undistributed earnings of foreign subsidiaries as of December 31, 2025. In general, we are not permanently reinvesting our foreign earnings offshore.

CLARIVATE PLC
Notes to Consolidated Financial Statements
Deferred tax valuation allowance
The following table summarizes the changes in our deferred tax valuation allowance:

	December 31,
	2025	2024	2023
Beginning balance, January 1	$1,279.7	$1,256.6	$1,179.3
Change charged to expense/(income)	26.4	31.1	51.4
Change charged to CTA	34.3	(8.0)	25.9
Ending balance, December 31	$1,340.4	$1,279.7	$1,256.6
Taxes paid by jurisdiction
The following table presents income taxes paid, net of refunds, by jurisdiction in accordance with ASU 2023-09,
Improvements to Income Tax Disclosures for the year ended December 31, 2025:

Year Ended December 31, 2025
U.K.	$(3.0)
Foreign:
India	6.7
U.S. federal	6.4
Germany federal	4.5
South Korea	3.8
Spain	3.1
Sweden	2.3
Brazil	2.2
Other foreign	16.1
Total	$42.1
Uncertain tax positions
Unrecognized tax benefits represent the difference between the tax benefits that we are able to recognize for financial reporting purposes and the tax benefits that have been recognized, or are expected to be recognized, in filed tax returns. The total amount of net unrecognized tax benefits that, if recognized, would impact our effective tax rate was $38.3 and $30.8 as of December 31, 2025 and 2024, respectively.
We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of
December 31, 2025 and 2024, the amount accrued was $5.3 and $3.2, respectively. Interest and penalties recognized for the years ended December 31, 2025, 2024, and 2023 were $2.0, $0.7, and $(23.2).
We file income tax returns in the U.K., the U.S., and various other jurisdictions. As of December 31, 2025, our open tax years subject to examination were 2017 through 2024, which includes the major jurisdictions in the U.K. and the U.S.
The following table summarizes our unrecognized tax benefits, excluding interest and penalties:

	December 31,
	2025	2024	2023
Beginning balance, January 1	$30.8	$26.0	$83.8
Increases for tax positions taken in prior years	5.3	3.3	1.1
Increases for tax positions taken in the current year	2.8	2.1	1.6
Decreases for tax positions taken in prior years	(0.4)	(0.5)	(54.1)
Decreases related to settlements with tax authorities	—	—	(6.2)
Decreases due to statute expirations	(0.2)	(0.1)	(0.2)
Ending balance, December 31	$38.3	$30.8	$26.0

CLARIVATE PLC
Notes to Consolidated Financial Statements
Note 14: Earnings Per Share
The basic and diluted EPS computations for our ordinary shares are calculated as follows:

	Year Ended December 31,
	2025	2024	2023
Basic EPS
Net income (loss)	$(201.1)	$(636.7)	$(911.2)
Dividends on preferred shares	—	31.3	75.4
Net income (loss) attributable to ordinary shares	$(201.1)	$(668.0)	$(986.6)

Weighted average shares, basic	673.3	693.6	671.6
Basic EPS	$(0.30)	$(0.96)	$(1.47)

Diluted EPS
Net income (loss) attributable to ordinary shares	$(201.1)	$(668.0)	$(986.6)
Change in fair value of private placement warrants	—	—	—
Net income (loss) attributable to ordinary shares, diluted	$(201.1)	$(668.0)	$(986.6)

Weighted average shares, basic	673.3	693.6	671.6
Weighted average effect of potentially dilutive shares	—	—	—
Weighted average shares, diluted	673.3	693.6	671.6
Diluted EPS	$(0.30)	$(0.96)	$(1.47)
Potential ordinary shares on a gross basis of 20.5 million related to share-based awards were excluded from diluted EPS for the year ended December 31, 2025, as their inclusion would have been antidilutive. Potential ordinary shares on a gross basis of 20.2 million and 32.7 million related to share-based awards and private placement warrants were excluded from diluted
EPS for the years ended December 31, 2024 and 2023, respectively, as their inclusion would have been antidilutive.
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
Note 15: Segment Information
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
•Intellectual Property. Our comprehensive intellectual property data, software, and expertise helps companies drive innovation, law firms achieve practice excellence, and organizations worldwide effectively manage and protect critical intellectual property assets. Our IP segment is home to Derwent Innovation, CompuMark, Innography,
IPfolio, FoundationIP, and other IP solutions.
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

CLARIVATE PLC
Notes to Consolidated Financial Statements
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

CLARIVATE PLC
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2025	2024	2023
Academia & Government
Revenues	$1,266.0	$1,326.4	$1,323.3
People-related costs	(342.7)	(349.7)	(352.8)
Royalties and other product costs	(215.4)	(248.5)	(247.7)
Technology costs	(78.8)	(80.5)	(75.6)
Outside service costs	(33.8)	(39.9)	(43.0)
Other costs	(47.3)	(44.0)	(45.7)
A&G Adjusted EBITDA	$548.0	$563.8	$558.5
Intellectual Property
Revenues	$799.4	$811.4	$862.7
People-related costs	(294.4)	(283.3)	(277.7)
Royalties and other product costs	(75.5)	(76.1)	(91.3)
Technology costs	(50.9)	(46.3)	(44.6)
Outside service costs	(20.9)	(21.1)	(22.7)
Other costs	(23.6)	(26.1)	(26.0)
IP Adjusted EBITDA	$334.1	$358.5	$400.4
Life Sciences & Healthcare
Revenues	$389.8	$418.9	$442.8
People-related costs	(183.2)	(190.8)	(188.0)
Royalties and other product costs	(37.3)	(37.6)	(43.5)
Technology costs	(28.6)	(27.1)	(24.5)
Outside service costs	(10.6)	(13.0)	(14.4)
Other costs	(10.4)	(12.3)	(14.1)
LS&H Adjusted EBITDA	$119.7	$138.1	$158.3
Total Reportable Segments
Revenues	$2,455.2	$2,556.7	$2,628.8
People-related costs	(820.3)	(823.8)	(818.5)
Royalties and other product costs	(328.2)	(362.2)	(382.5)
Technology costs	(158.3)	(153.9)	(144.7)
Outside service costs	(65.3)	(74.0)	(80.1)
Other costs	(81.3)	(82.4)	(85.8)
Total Reportable Segments Adjusted EBITDA	$1,001.8	$1,060.4	$1,117.2
Benefit (provision) for income taxes	(7.2)	(82.9)	101.3
Depreciation and amortization	(757.2)	(727.0)	(708.3)
Interest expense, net	(265.4)	(283.4)	(293.7)
Share-based compensation expense	(63.0)	(60.6)	(108.9)
Goodwill and intangible asset impairments	(15.0)	(540.7)	(979.9)
Restructuring and lease impairments	(50.7)	(19.6)	(40.0)
Fair value adjustment of warrants	—	5.2	15.9
Transaction related costs	(22.5)	(17.9)	(8.2)
Other(1)	(21.9)	29.8	(6.6)
Net income (loss)	$(201.1)	$(636.7)	$(911.2)
(1) Includes the net impact of unrealized foreign currency gains and losses and other items that do not reflect our ongoing operating performance. This amount includes a net gain on sale of $54.7 from divestitures in 2024 and a gain of $49.4 related to a legal settlement in 2023. See Note 2 - Acquisitions and Divestitures and Note 16 - Commitments and Contingencies for further details.

CLARIVATE PLC
Notes to Consolidated Financial Statements
Long-Lived Assets by Geography
The following table summarizes our long-lived assets by geography, based on physical location. Long-lived assets consist of
Property and equipment, net and Operating lease right-of-use assets and exclude Goodwill, Other intangible assets, net,
Deferred income taxes, and Other assets.

	Year Ended December 31,
	2025	2024
U.S.	$28.7	$35.0
India	17.0	18.9
U.K.	15.6	18.1
All other	38.0	35.1
Total long-lived assets	$99.3	$107.1
Note 16: Commitments and Contingencies
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

CLARIVATE PLC
Notes to Consolidated Financial Statements
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
On April 25, 2025, the court issued an order permitting the parties to take discovery on issues raised in the Company’s preliminary objections related to standing, and to file supplemental briefs upon completion of such discovery. The parties filed their supplemental briefs on December 9, 2025. On February 18, 2026, following oral argument, the court entered an order sustaining in part the preliminary objections for plaintiff’s failure to plead standing, dismissing the second amended complaint without prejudice, with leave for plaintiff to file a third amended complaint, and overruling the remainder of the preliminary objections without prejudice to being reasserted, if appropriate, in response to any third amended complaint.
Clarivate does not believe that the claims alleged against it have merit and will vigorously defend against them. Given the early stage of the proceedings, we are unable to estimate the reasonably possible loss or range of loss, if any, arising from these matters.
Item 9. Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the
Exchange Act, as of December 31, 2025. Based on that evaluation, our CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in the reports required to be filed or submitted under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
Clarivate’s management, under the supervision and with the participation of the CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, using the criteria set forth by the Committee of
Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013).
Based on management’s evaluation, we have concluded that our internal control over financial reporting was effective as of
December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by
PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under
Item 8. Financial Statements and Supplementary Data of this annual report.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
Item 9B. Other Information.
During the quarter ended December 31, 2025, no director or officer (as defined in Rule 16a-1 under the Exchange Act) of the
Company adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement
(as such terms are defined in Item 408(a) of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance.
We incorporate by reference the information responsive to this Item appearing in our definitive Proxy Statement on Schedule
14A for our 2026 Annual General Meeting of Shareholders (“Proxy Statement”), which will be filed no later than 120 days after December 31, 2025.
We have adopted an insider trading policy which governs the purchase, sale, and/or other dispositions of our securities by directors, officers, and employees and other covered persons that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and New York Stock Exchange listing standards. With regard to trading in our own securities, it is also our policy to comply with applicable securities laws, rules and regulations, and listing standards.
A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this annual report.
Item 11. Executive Compensation.
We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters.
We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2025. The information provided in Part II, Item 5 of this annual report is incorporated by reference herein.
Item 13. Certain Relationships and Related Transactions, and Director
Independence.
We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2025.
Item 14. Principal Accountant Fees and Services.
We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2025.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Index of Financial Statements
The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this annual report (see
Part II, Item 8).
(b) Index of Exhibits
The following exhibits are filed as part of this annual report or are incorporated herein by reference:

Exhibit Number	Description
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to Clarivate’s Form 8-K filed May 12, 2021)
4.1
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to Clarivate’s Annual Report on Form 10-K filed February 19, 2025)

4.2
Indenture, dated August 19, 2021, between Clarivate Science Holdings Corporation, as Issuer, and Wilmington
Trust, National Association, as trustee and collateral agent, relating to the Issuer’s 3.875% senior secured notes due 2028 (incorporated by reference to Exhibit 4.1 to Clarivate’s Form 8-K filed August 19, 2021)

4.3	Form of 3.875% senior secured note due 2028 (included as Exhibit A to Exhibit 4.9 hereto)
4.4
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

4.5
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

4.6
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

4.7
Indenture, dated August 19, 2021, between Clarivate Science Holdings Corporation, as Issuer, and Wilmington
Trust, National Association, as trustee, relating to the Issuer’s 4.875% senior notes due 2029 (incorporated by reference to Exhibit 4.2 to Clarivate’s Form 8-K filed August 19, 2021)

4.8	Form of 4.875% senior note due 2029 (included as Exhibit A to Exhibit 4.14 hereto)
4.9
First Supplemental Indenture dated as of December 1, 2021, to the indenture dated as of August 19, 2021 among
Clarivate Science Holdings Corporation, as Issuer, the guarantors party thereto and Wilmington Trust, National
Association, as trustee, governing the Issuer’s 4.875% Senior Notes due 2029 (incorporated by reference to
Exhibit 4.3 to Clarivate’s Form 8-K filed December 1, 2021)

4.10
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

4.11
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

10.1	Investor Rights Agreement dated as of October 1, 2020 (incorporated by reference to Exhibit 10.1 to Clarivate’s Form 8-K filed October 1, 2020)
10.2	Registration Rights Agreement dated as of October 1, 2020 (incorporated by reference to Exhibit 10.2 to Clarivate’s Form 8-K filed October 1, 2020)

10.3	Amendment No. 1 to the Registration Rights Agreement dated as of December 1, 2021 (incorporated by reference to Exhibit 10.1 to Clarivate’s Form 8-K filed December 1, 2021)
10.4	Investment Agreement dated as of March 4, 2024, by and between Clarivate Plc and Exor N.V. (incorporated by reference to Exhibit 10.1 to Clarivate’s Form 8-K filed March 4, 2024)
10.5	Amendment No. 7 dated as of May 30, 2025 to Credit Agreement dated as of October 31, 2019 (incorporated by reference to Exhibit 10.1 to Clarivate’s Form 8-K filed June 2, 2025)
10.6	Amendment No. 8 dated as of August 5, 2025 to Credit Agreement dated as of October 31, 2019 (incorporated by reference to Exhibit 10.1 to Clarivate’s Form 8-K filed August 5, 2025)
10.7+	Clarivate Plc Amended and Restated 2019 Incentive Award Plan dated as of June 1, 2025 (incorporated by reference to Exhibit 10.1 to Clarivate’s Quarterly Report on Form 10-Q filed July 30, 2025)
10.8+	Clarivate Plc 2019 Incentive Award Plan – Sub-Plan for Israeli Participants (incorporated by reference to Exhibit 10.1 to Clarivate’s Quarterly Report on Form 10-Q filed May 8, 2024)
10.9+
Clarivate Plc 2019 Incentive Award Plan – Form of Restricted Share Unit Agreement (Non-Executive Directors)
(incorporated by reference to Exhibit 10.2 to Clarivate’s Quarterly Report on Form 10-Q filed May 8, 2024)

10.10+	Clarivate Plc 2019 Incentive Award Plan – Form of Restricted Share Unit Agreement (updated) (incorporated by reference to Exhibit 10.3 to Clarivate’s Quarterly Report on Form 10-Q filed May 8, 2024)
10.11+
Clarivate Plc 2019 Incentive Award Plan – Form of Performance Share Unit Agreement - Executive Officers
(updated) (incorporated by reference to Exhibit 10.4 to Clarivate’s Quarterly Report on Form 10-Q filed May 8,
2024)

10.12+
Clarivate Plc 2019 Incentive Award Plan - Form of Performance Share Unit Agreement – Executive Officers
(2025) (incorporated by reference to Exhibit 10.1 to Clarivate’s Quarterly Report on Form 10-Q filed April 29,
2025)

10.13+
Clarivate Plc Amended and Restated 2019 Incentive Award Plan – Form of Restricted Share Unit Agreement
(2025) (incorporated by reference to Exhibit 10.2 to Clarivate’s Quarterly Report on Form 10-Q filed July 30,
2025)

10.14+
Clarivate Plc Amended and Restated 2019 Incentive Award Plan – Form of Restricted Share Unit Agreement –
Non-Executive Directors (2025) (incorporated by reference to Exhibit 10.3 to Clarivate’s Quarterly Report on
Form 10-Q filed July 30, 2025)

10.15+
Clarivate Plc Amended and Restated 2019 Incentive Award Plan – Form of Performance Share Unit Agreement
(2025) (incorporated by reference to Exhibit 10.4 to Clarivate’s Quarterly Report on Form 10-Q filed July 30,
2025)

10.16*+	Clarivate Plc 2019 Incentive Award Plan - Form of Performance Share Unit Agreement - Executive Officers (2026)
10.17*+	Form of Director and Officer Indemnity Agreement
10.18+	Executive Severance Plan of Clarivate Plc (incorporated by reference to Exhibit 10.5 to Clarivate's Quarterly Report on Form 10-Q filed July 29, 2021)
10.19+
Employment agreement, dated August 1, 2024, by and between Ex Libris Ltd. and Matitiahu (Matti) Shem Tov
(incorporated by reference to Exhibit 10.2 to Clarivate’s Quarterly Report on Form 10-Q filed November 6, 2024)

10.20+	Offer Letter, dated November 29, 2021, by and between Clarivate Plc and Jonathan Collins (incorporated by reference to Exhibit 10.15 to Clarivate’s Annual Report on Form 10-K filed March 10, 2022)
10.21+	Offer Letter, dated March 31, 2023, by and between Clarivate Plc and Henry Levy (incorporated by reference to Exhibit 10.6 to Clarivate’s Quarterly Report on Form 10-Q filed May 8, 2024)
10.22+	Employment Agreement, dated March 31, 2023, by and between Ex Libris Ltd. and Bar Veinstein (incorporated by reference to Exhibit 10.5 to Clarivate’s Quarterly Report on Form 10-Q filed May 8, 2024)
10.23+	Offer Letter, dated July 7, 2022, by and between Clarivate Plc and Jonathan Gear (incorporated by reference to Exhibit 10.2 to Clarivate’s Quarterly Report on Form 10-Q filed August 9, 2022)
10.24+
Separation Agreement, dated August 1, 2024, by and between Clarivate Plc and Jonathan Gear (incorporated by reference to Exhibit 10.1 to Clarivate’s Quarterly Report on Form 10-Q filed November 6, 2024)

10.25+	Service Agreement, dated May 25, 2022, by and between CPA Limited and Gordon Samson (incorporated by reference to Exhibit 10.1 to Clarivate’s Quarterly Report on Form 10-Q filed August 9, 2022)

10.26+	Compromise agreement dated July 25, 2025, by and between C.P.A. Ltd. and Gordon Samson (incorporated by reference to Exhibit 10.1 to Clarivate’s Quarterly Report on Form 10-Q filed October 29, 2025)
19.1*	Insider Trading Policy
21.1*	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP
24.1*	Power of Attorney (see signature page)
31*	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Executive Compensation Recoupment Policy (effective October 2, 2023) (incorporated by reference to Exhibit 97 to Clarivate’s Annual Report on Form 10-K filed February 27, 2024)
101*
The following financial information from Clarivate’s Annual Report on Form 10-K for the year ended December
31, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations,
(iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in
Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
*Filed herewith.
+ Compensatory plan or arrangement.
Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of London, United Kingdom on February 24, 2026.

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
lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on February 24, 2026, on behalf of the registrant and in the capacities indicated.

Name	Title

/s/ Matitiahu Shem Tov	Chief Executive Officer and Director
Matitiahu Shem Tov	(Principal Executive Officer)
/s/ Jonathan M. Collins	Executive Vice President and Chief Financial Officer
Jonathan M. Collins	(Principal Financial Officer)
/s/ Michael Easton	Senior Vice President and Chief Accounting Officer
Michael Easton	(Principal Accounting Officer)
/s/ Andrew M. Snyder	Director and Chairman of the Board of Directors
Andrew M. Snyder
/s/ Jane Okun Bomba	Director
Jane Okun Bomba
/s/ Kenneth Cornick	Director
Kenneth Cornick
/s/ Usama N. Cortas	Director
Usama N. Cortas
/s/ Suzanne Heywood	Director
Suzanne Heywood
/s/ Adam T. Levyn	Director
Adam T. Levyn
/s/ Anthony Munk	Director
Anthony Munk
/s/ Dr. Wendell E. Pritchett	Director
Dr. Wendell E. Pritchett
/s/ Saurabh Saha	Director
Saurabh Saha