Form 10-Q
period 2026-03-31
CLARIVATE PLC
filed 2026-04-29
CIK 1764046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of ordinary shares of the Company outstanding as of March 31, 2026, was 639,216,510.

Cautionary Note Regarding Forward-Looking Statements
This quarterly report includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions, or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements”
within the meaning of the “safe harbor provisions” of the Private Securities Litigation Reform Act of 1995. These forward-
looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,”
“estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may,” “will,” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this quarterly report and include statements regarding our intentions, beliefs, or current expectations concerning, among other things, the anticipated divestiture of our Life Sciences &
Healthcare business or any other strategic transactions we may explore, anticipated cost savings, results of operations, financial condition, liquidity, prospects, growth, strategies, and the markets in which we operate. Such forward-looking statements are based on available current market material and management’s expectations, beliefs, and forecasts concerning future events impacting us. Factors that may impact such forward-looking statements include:
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
Unless otherwise indicated, throughout this quarterly report, dollar and euro amounts are presented in millions, except for per share amounts.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Consolidated Balance Sheets – Unaudited

(In millions)	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash	$242.2	$329.2
Accounts receivable, net	882.9	821.7
Prepaid expenses	109.1	94.2
Other current assets	66.9	64.9
Total current assets	1,301.1	1,310.0
Property and equipment, net	50.9	52.7
Other intangible assets, net	7,863.7	8,008.1
Goodwill	1,566.6	1,566.7
Other non-current assets	85.8	68.1
Deferred income taxes	16.5	17.2
Operating lease right-of-use assets	42.5	46.6
Total assets	$10,927.1	$11,069.4
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$135.7	$150.6
Accrued compensation	100.6	146.7
Accrued expenses and other current liabilities	286.3	273.0
Current portion of deferred revenues	1,000.4	878.6
Current portion of operating lease liability	17.6	18.4
Current portion of long-term debt	1.5	101.5
Total current liabilities	1,542.1	1,568.8
Long-term debt	4,281.6	4,321.5
Other non-current liabilities	75.9	86.2
Deferred income taxes	205.0	212.1
Operating lease liabilities	33.7	37.9
Total liabilities	6,138.3	6,226.5
Commitments and contingencies (Note 12)
Shareholders' equity:
Ordinary Shares, no par value; unlimited shares authorized; 639.2 and 640.7 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	12,801.3	12,810.6
Accumulated other comprehensive loss	(457.7)	(453.1)
Accumulated deficit	(7,554.8)	(7,514.6)
Total shareholders' equity	4,788.8	4,842.9
Total liabilities and shareholders' equity	$10,927.1	$11,069.4
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Financial Statements
Condensed Consolidated Statements of Operations – Unaudited

	Three Months Ended March 31,
(In millions, except per share data)	2026	2025
Revenues	$585.5	$593.7
Operating expenses:
Cost of revenues	192.1	207.0
Selling, general and administrative costs	176.3	178.4
Depreciation and amortization	184.0	185.4
Restructuring costs	12.0	24.7
Other operating expense (income), net	(9.1)	19.0
Total operating expenses	555.3	614.5
Income (loss) from operations	30.2	(20.8)
Interest expense, net	59.0	64.3
Income (loss) before income taxes	(28.8)	(85.1)
Provision (benefit) for income taxes	11.4	18.8
Net income (loss)	$(40.2)	$(103.9)

Per share:
Basic	$(0.06)	$(0.15)
Diluted	$(0.06)	$(0.15)

Weighted average shares used to compute earnings per share:
Basic	640.7	689.8
Diluted	640.7	689.8
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Financial Statements
Condensed Consolidated Statements of Comprehensive Income (Loss) – Unaudited

	Three Months Ended March 31,
(In millions)	2026	2025
Net income (loss)	$(40.2)	$(103.9)
Other comprehensive income (loss), net of tax:
Hedging relationships, net of tax of nil and $(1.3)	8.5	(3.8)
Defined benefit pension plans, net of tax	0.1	–
Foreign currency translation adjustment	(13.2)	39.5
Other comprehensive income (loss), net of tax	(4.6)	35.7
Comprehensive income (loss)	$(44.8)	$(68.2)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Financial Statements
Condensed Consolidated Statements of Changes in Equity – Unaudited

	Ordinary Shares		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
(In millions)	Shares	Amount
Balance at December 31, 2025	640.7	$12,810.6	$(453.1)	$(7,514.6)	$4,842.9
Vesting of restricted stock units	8.1	–	–	–	–
Share-based award activity	(2.6)	8.8	–	–	8.8
Repurchase and retirement of ordinary shares	(7.0)	(18.1)	–	–	(18.1)
Net income (loss)	–	–	–	(40.2)	(40.2)
Other comprehensive income (loss)	–	–	(4.6)	–	(4.6)
Balance at March 31, 2026	639.2	$12,801.3	$(457.7)	$(7,554.8)	$4,788.8

	Ordinary Shares		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
(In millions)	Shares	Amount
Balance at December 31, 2024	691.4	$12,978.8	$(526.3)	$(7,313.5)	$5,139.0
Vesting of restricted stock units	5.1	–	–	–	–
Share-based award activity	(1.7)	6.3	–	–	6.3
Repurchase and retirement of ordinary shares	(11.7)	(50.0)	–	–	(50.0)
Net income (loss)	–	–	–	(103.9)	(103.9)
Other comprehensive income (loss)	–	–	35.7	–	35.7
Balance at March 31, 2025	683.1	$12,935.1	$(490.6)	$(7,417.4)	$5,027.1
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Financial Statements
Condensed Consolidated Statements of Cash Flows – Unaudited

	Three Months Ended March 31,
(In millions)	2026	2025
Cash Flows From Operating Activities
Net income (loss)	$(40.2)	$(103.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	184.0	185.4
Share-based compensation	14.2	10.7
Amortization and write-off of debt issuance costs	3.3	2.9
Other operating activities	(16.8)	21.6
Changes in operating assets and liabilities:
Accounts receivable	(62.3)	(33.6)
Prepaid expenses	(15.2)	(14.7)
Other assets	(8.7)	1.9
Accounts payable	(14.5)	(5.8)
Accrued expenses and other current liabilities	(34.8)	(3.9)
Deferred revenues	129.3	111.3
Operating leases, net	(0.8)	(1.5)
Other liabilities	(2.8)	0.8
Net cash provided by operating activities	134.7	171.2
Cash Flows From Investing Activities
Capital expenditures	(55.8)	(60.9)
Net cash used for investing activities	(55.8)	(60.9)
Cash Flows From Financing Activities
Principal payments on debt	(138.5)	–
Repurchases of ordinary shares	(18.1)	(50.0)
Payments related to tax withholding for share-based compensation	(5.3)	(6.4)
Other financing activities	(0.4)	(0.2)
Net cash used for financing activities	(162.3)	(56.6)
Effects of exchange rates	(3.6)	5.1
Net change in cash and cash equivalents, including restricted cash	(87.0)	58.8
Cash and cash equivalents, including restricted cash, beginning of period	329.2	295.2
Cash and cash equivalents, including restricted cash, end of period	$242.2	$354.0
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements
Note 1: Nature of Operations and Summary of Significant Accounting Policies
Clarivate Plc (“Clarivate,” “us,” “we,” “our,” or the “Company”) is a public limited company incorporated under the laws of
Jersey, Channel Islands.
We are a leading global provider of transformative intelligence. We support the entire innovation lifecycle, from cultivating curiosity to protecting the world’s critical intellectual property assets. We offer intelligence solutions, workflow solutions, and tech-enabled services to our customers in the Academia & Government (“A&G”), Intellectual Property (“IP”), and Life
Sciences & Healthcare (“LS&H”) end markets, which form the basis of our three reportable segments, organized by the different products and services we offer and the markets we serve. For additional information on our reportable segments, see
Note 11 - Segment Information.
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include our accounts and those of our wholly owned subsidiaries. In our opinion, these interim statements reflect all adjustments necessary for a fair presentation of the results for the periods presented, and such adjustments are of a normal, recurring nature. Results for interim periods are not necessarily indicative of results for the full year. The financial statements included herein should be read in conjunction with the financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2025. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. All significant intercompany transactions and balances have been eliminated in consolidation.
Cash and cash equivalents comprises cash on hand and short-term deposits with an original maturity at the date of purchase of three months or less, and includes restricted cash of $9.9 and $12.6 as of March 31, 2026 and December 31, 2025,
respectively.
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
For example, we continue to monitor rapidly changing macroeconomic, industry, and competitive conditions, as well as the potential sale of our LS&H segment, to evaluate for potential triggering events, which may occur in an interim period. If we determine that a triggering event has occurred, we update our impairment assessment by reviewing and potentially changing assumptions and estimates, which could result in future impairment charges.
Significant Accounting Policies
Our significant accounting policies are those that we believe are important to the portrayal of our financial condition and results of operations, as well as those that involve significant judgments or estimates about matters that are inherently uncertain. There have been no material changes to the significant accounting policies discussed in Note 1 - Nature of
Operations and Summary of Significant Accounting Policies included in Part II, Item 8 of our annual report on Form 10-K for the year ended December 31, 2025.
Recently Adopted Accounting Standards
In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets,
which provides a practical expedient to measure credit losses on current accounts receivable and current contract assets. The practical expedient allows entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when measuring credit losses. We adopted this standard on a prospective basis in the first quarter of 2026, with no material impact on our financial statements or related disclosures.
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
The following table presents revenues disaggregated by transaction type (see Note 11 - Segment Information for revenues by segment):

	Three Months Ended March 31,
	2026	2025
Subscription	$397.5	$388.6
Re-occurring	108.6	105.9
Recurring revenues	506.1	494.5
Transactional	79.4	99.2
Revenues	$585.5	$593.7
The following table presents our contract balances:

	March 31, 2026	December 31, 2025
Accounts receivable, net	$882.9	$821.7
Current portion of deferred revenues	$1,000.4	$878.6
Non-current portion of deferred revenues(1)	$18.9	$17.0
(1)Included in Other non-current liabilities on the Condensed Consolidated Balance Sheets.
During the three months ended March 31, 2026, we recognized revenues of $319.5 attributable to deferred revenues recorded at the beginning of the period, primarily consisting of subscription revenues recognized ratably over the contractual term.
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

	March 31, 2026			December 31, 2025
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$7,807.7	$(1,956.9)	$5,850.8	$7,828.2	$(1,875.4)	$5,952.8
Technology and content	2,828.9	(1,493.2)	1,335.7	2,832.2	(1,453.1)	1,379.1
Computer software	1,282.4	(787.1)	495.3	1,252.1	(758.8)	493.3
Trade names and other	89.1	(64.1)	25.0	89.3	(63.3)	26.0
Definite-lived intangible assets	12,008.1	(4,301.3)	7,706.8	12,001.8	(4,150.6)	7,851.2
Indefinite-lived trade names	156.9	–	156.9	156.9	–	156.9
Other intangible assets, net	$12,165.0	$(4,301.3)	$7,863.7	$12,158.7	$(4,150.6)	$8,008.1
Amortization expense related to intangible assets was $178.7 and $180.6 during the three months ended March 31, 2026, and
2025, respectively.
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
As of March 31, 2026, we have outstanding interest rate swaps with an aggregate notional value of $1,754.0. This amount includes five swap arrangements currently in effect and two forward-starting swaps that are scheduled to commence on the
October 2026 maturity date of the May 2023 swaps, as further summarized in the table below:

Type	Notional Value	Effective Date	Maturity Date
Swaps entered May 2023	$736.3	May 2023	October 2026
Swaps entered June 2025	402.7	June 2025	January 2031
Swap entered December 2025	115.0	December 2025	January 2031
Forward-starting swaps entered August 2025	500.0	October 2026	January 2030
Total	$1,754.0
Changes in fair value are recorded in Accumulated other comprehensive loss (“AOCL”) in the Condensed Consolidated
Balance Sheets, with a corresponding adjustment to the derivative asset or liability. Amounts recorded in AOCL are reclassified to Interest expense, net in the same period during which the hedged transactions affect earnings. As of March 31,
2026, we estimate that approximately $4.4 of pre-tax gain related to interest rate swaps recorded in AOCL will be reclassified into earnings within the next 12 months. For additional information on changes recorded in AOCL, see Note 6 -
Shareholders' Equity.
Fair value hedges
In June and December 2025, we entered into three cross-currency swaps with a combined notional value of €448.0, maturing in January 2031, to mitigate foreign currency exposure related to intercompany loans and economically reduce interest expense. We have designated these swaps as fair value hedges. We elected to assess the effectiveness of these hedges based

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements
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
Unrealized gains or losses on components excluded from the hedge effectiveness assessment are recorded in AOCL and are reclassified into earnings over the life of the swaps. For additional information on changes recorded in AOCL, see Note 6 -
Shareholders' Equity.
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
Changes in fair value related to the effective portion of the hedge are recorded in AOCL as part of the foreign currency translation adjustment, with a corresponding adjustment to the derivative asset or liability. Any accumulated gain or loss will be reclassified into earnings when the hedged net investment is either sold or substantially liquidated. For additional information on changes recorded in AOCL, see Note 6 - Shareholders' Equity.
Derivatives not designated as accounting hedges
We periodically enter into foreign currency forward contracts, generally with maturities of 180 days or less, to reduce our exposure to foreign exchange rate risks. These contracts are not designated as accounting hedges. As of March 31, 2026 and
December 31, 2025, the notional amount of our outstanding foreign currency forward contracts was $146.4 and $162.1, respectively.
We initially recognize these contracts at fair value on the execution date and subsequently remeasure them at the end of each reporting period. We determine the fair value of these instruments by comparing the notional value of the trade using the current month-end exchange rate to the notional value of the trade using the trade date exchange rate.
The gain or loss related to the change in fair value for these contracts is recognized within Other operating expense (income), net. We recognized a loss (gain) from the fair value adjustment of $3.5 and $(2.3) for the three months ended March 31, 2026 and 2025, respectively.
The following table provides the location and the fair value of our derivative instruments in the Condensed Consolidated
Balance Sheets as of March 31, 2026 and December 31, 2025:

	Balance Sheet Location	March 31, 2026	December 31, 2025
Cash flow hedging relationships
Interest rate swaps	Other current assets	$3.2	$3.2
Interest rate swaps	Other non-current assets	4.8	1.8
Interest rate swaps	Other non-current liabilities	1.0	3.6
Fair value hedging relationships
Cross-currency swaps	Other non-current assets	9.3	–
Cross-currency swaps	Other non-current liabilities	–	5.8
Net investment hedge
Cross-currency swap	Accrued expenses and other current liabilities	5.1	8.0
Not designated as accounting hedges
Foreign currency forwards	Other current assets	–	1.2
Foreign currency forwards	Accrued expenses and other current liabilities	2.4	0.1

Total derivative assets		$17.3	$6.2
Total derivative liabilities		$8.5	$17.5

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements
Note 5: Debt
The following table summarizes our total indebtedness:

		March 31, 2026		December 31, 2025
Type	Maturity	Effective Interest Rate	Carrying Value	Effective Interest Rate	Carrying Value
Senior Secured Notes	2026	4.500%	$–	4.500%	$100.0
Senior Secured Notes	2028	3.875%	900.0	3.875%	921.2
Senior Notes	2029	4.875%	900.0	4.875%	921.4
Revolving Credit Facility	2029	6.418%	–	6.466%	–
Term Loan Facility (Tranche 1)	2031	6.418%	1,999.2	6.466%	1,999.2
Term Loan Facility (Tranche 2)	2031	6.918%	500.0	6.966%	500.0
Finance lease	2036	6.936%	27.6	6.936%	28.1
Total debt outstanding			4,326.8		4,469.9
Debt discounts and issuance costs			(43.7)		(46.9)
Current portion of long-term debt(1)			(1.5)		(101.5)
Long-term debt			$4,281.6		$4,321.5
(1)As of December 31, 2025, $100.0 of the Senior Secured Notes due 2026 were outstanding, which we fully redeemed in January 2026.
Senior Secured Notes (2026)
Interest on the Senior Secured Notes due 2026 was payable semi-annually to holders of record on May 1 and November 1 of each year. In January 2026, we redeemed the remaining $100.0 aggregate principal amount of the outstanding Senior Secured
Notes due 2026, plus accrued and unpaid interest through the January 30, 2026 redemption date.
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
During March 2026, we repurchased a portion of the Senior Secured Notes due 2028 and the Senior Notes due 2029 for $38.5
in cash and retired the associated debt with an aggregate carrying value of $42.6. These transactions were accounted for as debt extinguishments, resulting in a net gain of $3.8 recorded within Interest expense, net for the three months ended March
31, 2026.
The Credit Facilities
Revolving Credit Facility (2029)
Our $775.0 revolving credit facility provides for revolving loans, same-day borrowings, and letters of credit (with a sublimit of $77.0). Proceeds of loans made under the revolving credit facility may be borrowed, repaid, and reborrowed prior to its maturity in January 2029 (subject to a “springing” maturity date that is 91 days prior to the maturity date of the Senior
Secured Notes due 2028, but only to the extent that those notes have not been refinanced or extended prior to their original maturity date). As of March 31, 2026, letters of credit totaling $6.3 were collateralized by the revolving credit facility.
Term Loan Facility (2031)
Our term loan facility matures in January 2031 and consists of two tranches of term loans. Our Tranche 1 term loans carry a base interest rate at Term SOFR, plus 2.75% per annum. Our Tranche 2 term loans carry a base interest rate at Term SOFR, plus 3.25% per annum.
The carrying value of our variable interest rate debt, excluding unamortized debt issuance costs, approximates fair value due to the short-term nature of the interest rate benchmark rates. The fair value of the fixed rate debt is estimated based on market observable data for debt with similar prepayment features. The fair value of our debt was $3,816.9 and $4,369.9 at March 31,
2026 and December 31, 2025, respectively, and is considered Level 2 under the fair value hierarchy.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements
Note 6: Shareholders' Equity
Share Repurchase Program
In December 2024, the Board authorized a share repurchase program of up to $500.0 of our ordinary shares for a period of two years, from January 1, 2025 through December 31, 2026. During the three months ended March 31, 2026, we repurchased approximately 7.0 million ordinary shares for $18.1 at an average price of $2.59 per share. All repurchased shares were immediately retired and restored as authorized but unissued ordinary shares.
Accumulated Other Comprehensive Loss (“AOCL”)
The following tables provide information about the changes in AOCL by component and the related amounts reclassified to net earnings during the periods indicated (net of tax):

	Three Months Ended March 31, 2026
	Hedging relationships(1)	Defined benefit pension plans	Foreign currency translation adjustment(2)	AOCL
Balance as of December 31, 2025	$2.3	$(1.1)	$(454.3)	$(453.1)
Other comprehensive income (loss) before reclassifications	8.5	0.1	(12.9)	(4.3)
Reclassifications from AOCL to net earnings	–	–	(0.3)	(0.3)
Net other comprehensive income (loss)	8.5	0.1	(13.2)	(4.6)
Balance as of March 31, 2026	$10.8	$(1.0)	$(467.5)	$(457.7)

	Three Months Ended March 31, 2025
	Hedging relationships(1)	Defined benefit pension plans	Foreign currency translation adjustment(2)	AOCL
Balance as of December 31, 2024	$10.7	$(0.4)	$(536.6)	$(526.3)
Other comprehensive income (loss) before reclassifications	(1.1)	–	39.8	38.7
Reclassifications from AOCL to net earnings	(2.7)	–	(0.3)	(3.0)
Net other comprehensive income (loss)	(3.8)	–	39.5	35.7
Balance as of March 31, 2025	$6.9	$(0.4)	$(497.1)	$(490.6)
(1)Includes amounts related to our interest rate swaps designated as cash flow hedges, and for the three months ended March 31, 2026, also includes the excluded component of our cross-currency swaps designated as fair value hedges. Refer to Note 4 - Derivative Instruments for further information.
(2)Includes the impact of translating foreign subsidiary assets and liabilities from their functional currency to USD, as well as amounts related to our cross-currency swap designated as a net investment hedge.
Note 7: Restructuring
We have engaged in various restructuring programs to strengthen our business and streamline our operations, including taking actions related to the location and use of leased facilities. Our recent restructuring programs include the following:
•Value Creation Plan - During the fourth quarter of 2024, we approved a broad-based plan to optimize our business model, which includes reductions in force and lease rationalization activities. We expect to incur approximately $13 of additional costs associated with this plan, primarily in 2026.
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

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements
The following table summarizes the pre-tax charges by activity and program during the periods indicated:

	Three Months Ended March 31,
	2026	2025
Severance and related benefit costs
Value Creation Plan	$11.9	$24.0
Segment Optimization	–	0.4
Total Severance and related benefit costs	11.9	24.4
Exit and disposal costs
Value Creation Plan	0.1	0.3
Total Exit and disposal costs	0.1	0.3
Restructuring costs	$12.0	$24.7
The following table summarizes the pre-tax charges by program and segment during the periods indicated:

	Three Months Ended March 31,
	2026	2025
Academia & Government
Value Creation Plan	$4.8	$12.3
Total A&G	4.8	12.3
Intellectual Property
Value Creation Plan	4.1	6.2
Segment Optimization	—	0.3
Total IP	4.1	6.5
Life Sciences & Healthcare
Value Creation Plan	3.1	5.8
Segment Optimization	—	0.1
Total LS&H	3.1	5.9
Restructuring costs	$12.0	$24.7
The table below summarizes the changes in our restructuring reserves by activity during the periods indicated:

	Severance and related benefit costs	Exit and disposal costs	Total
Reserve balance as of December 31, 2024	$2.3	$–	$2.3
Expenses recorded	24.4	0.3	24.7
Payments made	(15.3)	(0.1)	(15.4)
Noncash items	(2.0)	(0.2)	(2.2)
Reserve balance as of March 31, 2025	$9.4	$–	$9.4

Reserve balance as of December 31, 2025	$6.5	$–	$6.5
Expenses recorded	11.9	0.1	12.0
Payments made	(13.0)	(0.1)	(13.1)
Noncash items	(0.1)	–	(0.1)
Reserve balance as of March 31, 2026	$5.3	$–	$5.3

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements
Note 8: Other Operating Expense (Income), Net
Other operating expense (income), net, consisted of the following:

	Three Months Ended March 31,
	2026	2025
Net foreign exchange loss (gain)	$(12.6)	$20.7
Miscellaneous expense (income), net	3.5	(1.7)
Other operating expense (income), net	$(9.1)	$19.0
Note 9: Income Taxes
We compute our provision (benefit) for income taxes by applying the estimated annual effective tax rate to year-to-date pre-
tax income (loss) and adjust the provision for discrete tax items recorded in the period.
The income tax provision of $11.4 and $18.8 for the three months ended March 31, 2026 and 2025, respectively, was primarily due to the mix of jurisdictions in which pre-tax profits and losses were recognized.
Note 10: Earnings Per Share
The following table presents the computation of basic and diluted EPS:

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$(40.2)	$(103.9)

Basic, weighted average shares outstanding	640.7	689.8
Weighted average effect of potentially dilutive shares	–	–
Diluted, weighted average shares outstanding	640.7	689.8

Basic EPS	$(0.06)	$(0.15)
Diluted EPS	$(0.06)	$(0.15)
Potential ordinary shares on a gross basis of 21.7 and 14.0 related to share-based awards were excluded from diluted EPS for the three months ended March 31, 2026 and 2025, respectively, as their inclusion would have been antidilutive.
Note 11: Segment Information
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

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements

	Three Months Ended March 31,
	2026	2025
Academia & Government
Revenues	$295.0	$302.7
People-related costs	(85.3)	(86.2)
Royalties and other product costs	(45.1)	(55.1)
Technology costs	(21.0)	(19.6)
Outside service costs	(7.3)	(9.1)
Other costs	(9.7)	(8.9)
A&G Adjusted EBITDA	$126.6	$123.8
Intellectual Property
Revenues	$197.2	$192.7
People-related costs	(73.2)	(72.7)
Royalties and other product costs	(15.9)	(18.0)
Technology costs	(12.8)	(12.3)
Outside service costs	(4.2)	(5.7)
Other costs	(5.7)	(5.2)
IP Adjusted EBITDA	$85.4	$78.8
Life Sciences & Healthcare
Revenues	$93.3	$98.3
People-related costs	(43.7)	(46.8)
Royalties and other product costs	(8.8)	(8.8)
Technology costs	(6.6)	(7.0)
Outside service costs	(2.0)	(2.6)
Other costs	(3.0)	(2.5)
LS&H Adjusted EBITDA	$29.2	$30.6
Total Reportable Segments
Revenues	$585.5	$593.7
People-related costs	(202.2)	(205.7)
Royalties and other product costs	(69.8)	(81.9)
Technology costs	(40.4)	(38.9)
Outside service costs	(13.5)	(17.4)
Other costs	(18.4)	(16.6)
Total Reportable Segments Adjusted EBITDA	$241.2	$233.2
Benefit (provision) for income taxes	(11.4)	(18.8)
Depreciation and amortization	(184.0)	(185.4)
Interest expense, net	(59.0)	(64.3)
Share-based compensation expense	(14.6)	(11.1)
Restructuring costs	(12.0)	(24.7)
Transaction related costs	(8.2)	(6.3)
Other(1)	7.8	(26.5)
Net income (loss)	$(40.2)	$(103.9)
(1)Includes the net impact of foreign exchange gains and losses related to the remeasurement of balances and other items that do not reflect our ongoing operating performance.
Our CODM does not review assets by segment for the purpose of assessing performance or allocating resources due to the significant amount of intangible assets acquired through business combinations, as well as the centralized nature of our working capital management functions.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements
Note 12: Commitments and Contingencies
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
Between January and March 2022, three putative securities class action complaints were filed in the United States District
Court for the Eastern District of New York against Clarivate and certain of its executives and directors alleging that there were weaknesses in the Company’s internal controls over financial reporting and financial reporting procedures that it failed to disclose in violation of federal securities law. The complaints were consolidated into a single proceeding in May 2022. In
August 2022, plaintiffs filed a consolidated amended complaint, seeking damages on behalf of a putative class of shareholders who acquired Clarivate securities between July 30, 2020, and February 2, 2022, and/or acquired Clarivate ordinary or preferred shares in connection with offerings on June 10, 2021, or Clarivate ordinary shares in connection with a
September 13, 2021, offering. The amended complaint, like the prior complaints, references an error in the accounting treatment of an equity plan included in the Company’s 2020 business combination with CPA Global that was disclosed on
December 27, 2021, and related restatements issued on February 3, 2022, of certain of the Company’s previously issued financial statements. The amended complaint also alleges that the Company and certain of its executives and directors made false or misleading statements relating to the Company’s product quality and expected organic revenues and organic growth rate, and that they failed to disclose significant known changes to the Company’s business model. Defendants moved to dismiss the amended complaint in October 2022. Without deciding the motion, the court entered an order in June 2023, allowing plaintiffs limited leave to amend, and plaintiffs filed an amended complaint in July 2023. In August 2023, the court issued an order deeming defendants’ prior motions and briefs to be directed at the amended complaint and permitting defendants to file supplemental briefs to address the new allegations in the amended complaint. Supplemental briefing on the motions was completed in September 2023. In March 2026, the court granted in part and denied in part defendants’ motions to dismiss the amended complaint.
In a separate but related litigation, in June 2022, a class action was filed in Pennsylvania state court in the Court of Common
Pleas of Philadelphia asserting claims under the Securities Act of 1933, based on substantially similar allegations, with respect to alleged misstatements and omissions in the offering documents for two issuances of Clarivate ordinary shares in
June and September 2021. The Company moved to stay this proceeding in August 2022, and filed its preliminary objections to the state court complaint in October 2022. After granting a partial stay in January 2023, the court denied a further stay of the proceedings in April 2023. In April 2024, the court sustained the Company’s preliminary objections, but permitted plaintiff leave to file an amended complaint, which plaintiff filed in May 2024. In August 2024, plaintiff filed a second amended complaint, to which the Company filed preliminary objections in September 2024. In April 2025, the court issued an order permitting the parties to take discovery on issues raised in the Company’s preliminary objections related to standing, and to file supplemental briefs upon completion of such discovery. The parties filed their supplemental briefs in December
2025. In February 2026, following oral argument, the court entered an order sustaining in part the preliminary objections for plaintiff’s failure to plead standing, dismissing the second amended complaint without prejudice, with leave for plaintiff to file a third amended complaint, and overruling the remainder of the preliminary objections without prejudice to being reasserted, if appropriate, in response to any third amended complaint. In March 2026, plaintiff filed a third amended complaint. In April 2026, the Company filed preliminary objections to the third amended complaint. Briefing on the preliminary objections will be completed in June 2026.
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
The following discussion should be read in conjunction with our historical financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2025 and the condensed consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q. Certain statements in this section are forward-
looking, subject to the risks and uncertainties described in the Cautionary Note Regarding Forward-Looking Statements and
in Item 1A. Risk Factors of this quarterly report, as well as the factors described Item 1A. Risk Factors in our most recently filed annual report on Form 10-K.
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
In February 2026, we announced that we are pursuing a sale of our LS&H segment. We believe that a potential sale will allow us to increase our focus on our A&G and IP businesses, and we anticipate that proceeds from a potential sale would strengthen our balance sheet through reduced leverage. We are currently engaged in active discussions with interested parties but cannot assure that the sale process will result in a transaction.
Key Performance Indicators
We regularly monitor organic revenue growth, annualized contract value (“ACV”), annual renewal rates, Adjusted EBITDA,
Adjusted EBITDA margin, and Free cash flow as key performance indicators that we use to evaluate our business and trends, measure performance, prepare financial projections, and make strategic decisions.
Adjusted EBITDA, Adjusted EBITDA margin, and Free cash flow are financial measures that are not prepared in accordance with U.S. generally accepted accounting principles (“non-GAAP”). Although we believe these measures may be useful to investors in evaluating our business, these measures are not a substitute for GAAP financial measures or disclosures.
Reconciliations of our non-GAAP measures from the most directly comparable GAAP measures are provided further below.
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
Our organic ACV grew 1.6% compared to March 31, 2025, primarily driven by improved product pricing. Our total ACV for
March 31, 2026, compared to March 31, 2025, increased 3.2%, primarily due to improved product pricing and FX movements.
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
Our annual renewal rate of 92.5% as of March 31, 2026 remained stable compared to December 31, 2025.
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
Our presentation of Adjusted EBITDA and Adjusted EBITDA margin should not be construed as an inference that our future results will be unaffected by any of the adjusted items, or that our projections and estimates will be realized in their entirety or at all. In addition, because of these limitations, Adjusted EBITDA should not be considered as a measure of liquidity or discretionary cash available to us to fund our cash needs, including investing in the growth of our business and meeting our obligations. Our reconciliation between Net income (loss) and Net income (loss) margin and Adjusted EBITDA and Adjusted
EBITDA margin is provided further below.
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
We define Free cash flow as Net cash provided by operating activities less Capital expenditures. Our reconciliation between
Net cash provided by operating activities and Free cash flow is provided further below.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations

	Three Months Ended March 31,
	2026	2025	% Change
Revenues	$585.5	$593.7	(1) %
Operating expenses:
Cost of revenues	192.1	207.0	(7) %
Selling, general and administrative costs	176.3	178.4	(1) %
Depreciation and amortization	184.0	185.4	(1) %
Restructuring costs	12.0	24.7	(51) %
Other operating expense (income), net	(9.1)	19.0	N/M
Total operating expenses	555.3	614.5
Income (loss) from operations	30.2	(20.8)
Interest expense, net	59.0	64.3	(8) %
Income (loss) before income taxes	(28.8)	(85.1)
Provision (benefit) for income taxes	11.4	18.8	(39) %
Net income (loss)	$(40.2)	$(103.9)
N/M - Represents a change approximately equal to or in excess of 100% or is not meaningful.
In December 2024, our Board approved the wind-down of three product groups within the LS&H and A&G segments, which is continuing into 2026 and partially affects prior year comparability as further discussed below.
Revenues
The following tables present our revenues by type, segment, and geography, as well as the components driving the changes between periods.
Revenues by transaction type

	Three Months Ended March 31,		Change		% of Change
	2026	2025	$	%	Acquisitions	Disposals	FX	Organic
Subscription	$397.5	$388.6	$8.9	2.3%	– %	(1.3) %	1.9%	1.7%
Re-occurring	108.6	105.9	2.7	2.5%	– %	(0.1) %	4.2%	(1.6) %
Recurring revenues	506.1	494.5	11.6	2.3%	– %	(1.1) %	2.4%	1.0%
Transactional	79.4	99.2	(19.8)	(20.0) %	– %	(19.3) %	1.3%	(2.0) %
Revenues	$585.5	$593.7	$(8.2)	(1.4) %	– %	(4.2) %	2.2%	0.6%
Subscription revenues increased primarily due to organic growth driven by new sales and pricing, along with FX, partially offset by product group wind-downs within LS&H. Re-occurring revenues increased primarily due to FX. The transactional decline was primarily due to product group wind-downs in A&G and LS&H, while the organic decline was related to lower
A&G activity.
Revenues by segment

	Three Months Ended March 31,		Change		% of Change
	2026	2025	$	%	Acquisitions	Disposals	FX	Organic
A&G	$295.0	$302.7	$(7.7)	(2.5) %	– %	(6.2) %	1.7%	2.0%
IP	197.2	192.7	4.5	2.3%	– %	– %	3.6%	(1.3) %
LS&H	93.3	98.3	(5.0)	(5.1) %	– %	(6.9) %	1.0%	0.8%
Revenues	$585.5	$593.7	$(8.2)	(1.4) %	– %	(4.2) %	2.2%	0.6%
A&G segment revenues benefited from subscription organic growth driven by new sales and pricing but decreased overall due to product group wind-downs. IP segment revenues increased primarily due to FX, partially offset by lower re-occurring volumes. LS&H segment revenues decreased due to product group wind-downs.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Revenues by geography

	Three Months Ended March 31,		Change		% of Change
	2026	2025	$	%	Acquisitions	Disposals	FX	Organic
Americas	$308.3	$321.1	$(12.8)	(4.0) %	– %	(6.0) %	0.8%	1.2%
EMEA	158.8	151.7	7.1	4.7%	– %	(1.3) %	5.9%	0.1%
APAC	118.4	120.9	(2.5)	(2.1) %	– %	(3.3) %	1.3%	(0.1) %
Revenues	$585.5	$593.7	$(8.2)	(1.4) %	– %	(4.2) %	2.2%	0.6%
Americas revenues benefited from subscription organic growth but decreased overall due to the product group wind-downs within A&G and LS&H. EMEA (Europe/Middle East/Africa) revenues increased due to FX. APAC (Asia Pacific) revenues decreased primarily due to the product group wind-downs within A&G and LS&H.
Cost of revenues
Cost of revenues consists of costs related to the production, servicing, and maintenance of our products and are composed primarily of related personnel costs, data center services and licensing costs, and costs to acquire or produce content including royalty fees.
The decrease of 7% compared to the three months ended March 31, 2025 was primarily driven by the product wind-downs and improved cost management. As a percentage of revenues, Cost of revenues decreased by 2% compared to the prior year period.
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
The decrease of 1% compared to the three months ended March 31, 2025 was primarily driven by improved cost management. As a percentage of revenues, SG&A costs were largely unchanged compared to the prior year period.
Depreciation and amortization
Depreciation expense relates to our fixed assets, including computer hardware, leasehold improvements, and furniture and fixtures. Amortization expense relates to our definite-lived intangible assets, including customer relationships, technology and content, internally developed computer software, and trade names.
Depreciation and amortization expense was largely unchanged compared to the three months ended March 31, 2025.
Restructuring costs
Restructuring costs include certain involuntary termination benefits, contract terminations, and other exit or disposal activities.
Restructuring costs in the current and prior year period were driven by the Value Creation Plan, which was approved in the fourth quarter of 2024 and is our only active restructuring program as of March 31, 2026. We expect this program to continue throughout 2026. For further information, see Note 7 - Restructuring included in Part I, Item 1 of this quarterly report.
Other operating expense (income), net
The net change of $28.1 compared to the three months ended March 31, 2025 was driven by the net impact of realized and unrealized gains and losses on foreign currency transactions, with the largest impacts derived from transactions denominated in GBP. For further information, see Note 8 - Other Operating Expense (Income), Net included in Part I, Item 1 of this quarterly report.
Interest expense, net
The decrease of 8% compared to the three months ended March 31, 2025 was primarily driven by lower interest rates on our outstanding variable-rate debt and reduced total debt outstanding.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Provision (benefit) for income taxes
The income tax provision of $11.4 and $18.8 for the three months ended March 31, 2026 and 2025, respectively, was primarily due to the mix of jurisdictions in which pre-tax profits and losses were recognized. The current quarter effective tax rate may not be indicative of our effective tax rates for future periods.
Adjusted EBITDA and Adjusted EBITDA margin (non-GAAP measures)
The following table presents our calculation of Adjusted EBITDA and Adjusted EBITDA margin for the three months ended
March 31, 2026 and 2025, and reconciles these non-GAAP measures to Net income (loss) and Net income (loss) margin for the same periods:

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$(40.2)	$(103.9)
Provision (benefit) for income taxes	11.4	18.8
Depreciation and amortization	184.0	185.4
Interest expense, net	59.0	64.3
Share-based compensation expense	14.6	11.1
Restructuring costs	12.0	24.7
Transaction related costs	8.2	6.3
Other(1)	(7.8)	26.5
Adjusted EBITDA	$241.2	$233.2

Net income (loss) margin	(6.9) %	(17.5) %
Adjusted EBITDA margin	41.2%	39.3%
(1)Includes the net impact of foreign exchange gains and losses related to the remeasurement of balances and other items that do not reflect our ongoing operating performance.
Liquidity and Capital Resources
We finance our operations primarily through cash generated by operating activities and through borrowing activities. As of
March 31, 2026, we had $242.2 of cash on hand and $768.7 of available borrowing capacity under our revolving credit facility.
Cash Flows
We have historically generated significant cash flows from our operating activities. Our subscription-based revenue model provides a steady and predictable source of revenue and cash flow for us, as we typically receive payments from our customers at the start of the subscription period (usually 12 months) and recognize revenue ratably throughout that period.
Our high customer renewal rate, stable margins, and efforts to improve operating efficiencies and working capital management also contribute to our ability to generate solid operating cash flows.
The following table presents our consolidated cash flows by activity:

	Three Months Ended March 31,		Change
	2026	2025	$	%
Net cash provided by operating activities	$134.7	$171.2	$(36.5)	(21) %
Net cash used for investing activities	$(55.8)	$(60.9)	$5.1	(8) %
Net cash used for financing activities	$(162.3)	$(56.6)	$(105.7)	187%
Net cash provided by operating activities decreased, as seasonal working capital outflows due to timing more than offset improved operating results and non-cash reconciliation adjustments.
Net cash used for investing activities decreased modestly due to lower capital spending.
Net cash used for financing activities increased primarily due to the debt redemption and debt repurchases in the current year, partially offset by higher share repurchase activity in the prior year.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Free cash flow (non-GAAP measure)
The following table reconciles our non-GAAP Free cash flow measure to Net cash provided by operating activities:

	Three Months Ended March 31,		Change
	2026	2025	$	%
Net cash provided by operating activities	$134.7	$171.2	$(36.5)	(21) %
Capital expenditures	(55.8)	(60.9)	5.1	(8) %
Free cash flow	$78.9	$110.3	$(31.4)	(28) %
Free cash flow decreased primarily due to the change in net cash provided by operating activities described above. Our capital expenditures in both periods presented consisted primarily of capitalized labor associated with product and content development.
Borrowings
As of March 31, 2026, we had $4,299.2 of outstanding borrowings under our notes and credit facilities. We incurred $59.0 and $64.3 of interest expense associated with our debt obligations during the three months ended March 31, 2026 and 2025, respectively. Our contingent liabilities consist primarily of letters of credit and performance bonds and other similar obligations in the ordinary course of business.
During March 2026, we repurchased a portion of the Senior Secured Notes due 2028 and the Senior Notes due 2029 for $38.5
in cash and retired the associated debt with an aggregate carrying value of $42.6. These transactions were accounted for as debt extinguishments, resulting in a net gain of $3.8 recorded within Interest expense, net for the three months ended March
31, 2026.
For further discussion related to our outstanding borrowings and associated hedging activities, see Note 5 - Debt and Note 4 -
Derivative Instruments included in Part I, Item 1 of this quarterly report.
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
As of March 31, 2026, we had $257.4 of availability remaining under our share repurchase program. The share repurchase authorization is valid through December 31, 2026. The share repurchase program does not obligate us to repurchase any set dollar amount or number of shares and may be modified, suspended, or terminated at any time without prior notice. Under the share repurchase program, we are authorized to conduct open-market purchases of our ordinary shares from time to time through any method or program, including through Rule 10b5-1 trading plans or the use of other techniques as permitted by our shareholder authorization, approved by the Board or a designated committee thereof, and subject to availability of ordinary shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements, at management’s discretion.
From time to time, we may seek to refinance, redeem, repurchase, or retire our outstanding debt in open market purchases, privately negotiated transactions, tender offers, or otherwise. Such refinancings, redemptions, repurchases, or retirements, if any, would depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors.
In addition, we are engaged in various legal proceedings and claims that have arisen in the ordinary course of business and have taken what we believe to be adequate reserves related to the litigation and threatened claims. We maintain appropriate insurance policies in place, which are likely to provide some coverage for these liabilities or other losses that may arise from litigation matters. For additional information about our legal proceedings and claims, see Note 12 - Commitments and
Contingencies included in Part I, Item 1 of this quarterly report.
We require and will continue to need significant cash resources to, among other things, meet our debt service requirements, fund our working capital requirements, make capital expenditures (including product and content development), and expand our business through acquisitions. Based on our forecasts, we believe that cash flow from operations, available cash on hand, borrowing capacity, and access to capital markets will be adequate to service debt, meet liquidity needs, and fund capital expenditures and other business plans for both the next 12 months and the foreseeable future. Our future capital requirements will depend on many factors, including the potential sale of our LS&H business, the number of future acquisitions, and the timing and extent of spending to support product development efforts. We could be required, or could elect, to seek additional

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
funding through public or private equity or debt financings; however, additional funds may not be available on terms acceptable to us.
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates from those reported under Part II, Item
7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies
and Estimates in our annual report on Form 10-K for the year ended December 31, 2025.
Recently Issued and Adopted Accounting Pronouncements
For recently issued and adopted accounting pronouncements, see Note 1 - Nature of Operations and Summary of Significant
Accounting Policies included in Part I, Item 1 of this quarterly report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk is the risk that changes in market prices, such as foreign currency exchange rates and interest rates, will affect our cash flows or the fair value of our holdings of financial instruments. Market risks as of March 31, 2026 have not materially changed from those discussed under Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our
annual report on Form 10-K for the year ended December 31, 2025.
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
Based on that evaluation, our CEO and CFO concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed in the reports required to be filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
For information related to legal proceedings, see Note 12 - Commitments and Contingencies included in Part I, Item 1 of this quarterly report.
Item 1A. Risk Factors.
There have been no material changes to the risk factors associated with our business from those reported under Part I, Item
1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table sets forth the total number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares (in millions) that may yet be purchased under the programs during the three months ended March 31, 2026.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Plans or Programs(1)
January 1, 2026 - January 31, 2026	–	$–	–	$275.5
February 1, 2026 - February 28, 2026	–	$–	–	$275.5
March 1, 2026 - March 31, 2026	7,000,000	$2.59	7,000,000	$257.4
Total	7,000,000		7,000,000
(1)In December 2024, the Board authorized a share repurchase program of up to $500.0 for a period of two years, from January 1, 2025 through
December 31, 2026. On May 7, 2025, we obtained shareholder approval updating our previous shareholder share repurchase authority. The updated authority allows us to conduct open-market purchases, as approved by our Board of Directors, of up to 100 million of our ordinary shares from time to time through May 6, 2030, at a purchase price of no less than $1 per share and no more than $35 per share.
Item 5. Other Information.
During the quarter ended March 31, 2026, no director or officer (as defined in Rule 16a-1 under the Exchange Act) of the
Company adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement
(as such terms are defined in Item 408(a) of Regulation S-K).
Item 6. Exhibits.
EXHIBIT INDEX

Exhibit Number	Description
10.1*+	2026 Clarivate Annual Incentive Plan
10.2*+	Offer Letter, dated July 24, 2025, by and between Clarivate Plc and Maroun S. Mourad
10.3+	Amended and Restated Executive Severance Plan of Clarivate Plc (incorporated by reference to Exhibit 10.1 to Clarivate’s Form 8-K filed March 26, 2026)
31*	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following information from Clarivate’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline Extensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets (Unaudited), (ii) Condensed
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
*Filed herewith.
+ Compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of London, United Kingdom on April 29, 2026.

CLARIVATE PLC
By:	/s/ Jonathan M. Collins
Name: Jonathan M. Collins
Title: Executive Vice President & Chief Financial Officer