Form 10-Q
period 2026-06-30
CLARIVATE PLC
filed 2026-07-29
CIK 1764046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of ordinary shares of the Company outstanding as of June 30, 2026, was 639,664,003.

Cautionary Note Regarding Forward-Looking Statements
This quarterly report includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions, or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements”
within the meaning of the “safe harbor provisions” of the Private Securities Litigation Reform Act of 1995. These forward-
looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,”
“estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may,” “will,” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this quarterly report and include statements regarding our intentions, beliefs, or current expectations concerning, among other things, the divestiture of our Life Sciences & Healthcare business or any other strategic transactions we may explore, the anticipated use of proceeds from the divestiture of our Life
Sciences & Healthcare business, anticipated cost savings or other benefits, results of operations, financial condition, liquidity, capital allocation plans and share repurchases, foreign exchange impacts, prospects, growth and shareholder value, strategies, and the markets in which we operate. Such forward-looking statements are based on available current market material and management’s expectations, beliefs, and forecasts concerning future events impacting us. Factors that may impact such forward-looking statements include:
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Consolidated Balance Sheets – Unaudited

(In millions)	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash	$217.7	$329.2
Accounts receivable, net	827.9	821.7
Prepaid expenses	107.1	94.2
Other current assets	61.5	64.9
Total current assets	1,214.2	1,310.0
Property and equipment, net	49.5	52.7
Other intangible assets, net	7,734.3	8,008.1
Goodwill	1,344.9	1,566.7
Other non-current assets	86.5	68.1
Deferred income taxes	17.9	17.2
Operating lease right-of-use assets	38.8	46.6
Total assets	$10,486.1	$11,069.4
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$152.9	$150.6
Accrued compensation	99.0	146.7
Accrued expenses and other current liabilities	268.5	273.0
Current portion of deferred revenues	897.0	878.6
Current portion of operating lease liability	16.7	18.4
Current portion of long-term debt	1.6	101.5
Total current liabilities	1,435.7	1,568.8
Long-term debt	4,209.3	4,321.5
Other non-current liabilities	75.8	86.2
Deferred income taxes	197.9	212.1
Operating lease liabilities	29.9	37.9
Total liabilities	5,948.6	6,226.5
Commitments and contingencies (Note 12)
Shareholders' equity:
Ordinary Shares, no par value; unlimited shares authorized; 639.7 and 640.7 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	12,815.2	12,810.6
Accumulated other comprehensive loss	(454.3)	(453.1)
Accumulated deficit	(7,823.4)	(7,514.6)
Total shareholders' equity	4,537.5	4,842.9
Total liabilities and shareholders' equity	$10,486.1	$11,069.4
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Financial Statements
Condensed Consolidated Statements of Operations – Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2026	2025	2026	2025
Revenues	$587.3	$621.4	$1,172.8	$1,215.1
Operating expenses:
Cost of revenues	185.5	203.6	377.6	410.6
Selling, general and administrative costs	181.6	181.1	357.9	359.5
Depreciation and amortization	185.7	190.9	369.7	376.3
Goodwill and intangible asset impairments	221.7	–	221.7	–
Restructuring costs	12.1	9.3	24.1	34.0
Other operating expense (income), net	0.9	29.6	(8.2)	48.6
Total operating expenses	787.5	614.5	1,342.8	1,229.0
Income (loss) from operations	(200.2)	6.9	(170.0)	(13.9)
Interest expense, net	60.4	66.6	119.4	130.9
Income (loss) before income taxes	(260.6)	(59.7)	(289.4)	(144.8)
Provision (benefit) for income taxes	8.0	12.3	19.4	31.1
Net income (loss)	$(268.6)	$(72.0)	$(308.8)	$(175.9)

Per share:
Basic	$(0.42)	$(0.11)	$(0.48)	$(0.26)
Diluted	$(0.42)	$(0.11)	$(0.48)	$(0.26)

Weighted average shares used to compute earnings per share:
Basic	639.4	681.3	640.0	685.5
Diluted	639.4	681.3	640.0	685.5
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Financial Statements
Condensed Consolidated Statements of Comprehensive Income (Loss) – Unaudited

	Three Months Ended June 30,
(In millions)	2026	2025
Net income (loss)	$(268.6)	$(72.0)
Other comprehensive income (loss), net of tax:
Hedging relationships, net of tax of nil and $(0.6)	0.8	(3.4)
Defined benefit pension plans, net of tax	–	0.1
Foreign currency translation adjustment	2.6	74.7
Other comprehensive income (loss), net of tax	3.4	71.4
Comprehensive income (loss)	$(265.2)	$(0.6)

	Six Months Ended June 30,
(In millions)	2026	2025
Net income (loss)	$(308.8)	$(175.9)
Other comprehensive income (loss), net of tax:
Hedging relationships, net of tax of nil and $(1.9)	9.3	(7.2)
Defined benefit pension plans, net of tax	0.1	0.1
Foreign currency translation adjustment	(10.6)	114.2
Other comprehensive income (loss), net of tax	(1.2)	107.1
Comprehensive income (loss)	$(310.0)	$(68.8)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Financial Statements
Condensed Consolidated Statements of Changes in Equity – Unaudited

	Ordinary Shares		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
(In millions)	Shares	Amount
Balance at December 31, 2025	640.7	$12,810.6	$(453.1)	$(7,514.6)	$4,842.9
Vesting of restricted stock units	8.1	–	–	–	–
Share-based award activity	(2.6)	8.8	–	–	8.8
Repurchase and retirement of ordinary shares	(7.0)	(18.1)	–	–	(18.1)
Net income (loss)	–	–	–	(40.2)	(40.2)
Other comprehensive income (loss)	–	–	(4.6)	–	(4.6)
Balance at March 31, 2026	639.2	$12,801.3	$(457.7)	$(7,554.8)	$4,788.8
Vesting of restricted stock units	0.6	–	–	–	–
Share-based award activity	(0.1)	13.9	–	–	13.9
Repurchase and retirement of ordinary shares	–	–	–	–	–
Net income (loss)	–	–	–	(268.6)	(268.6)
Other comprehensive income (loss)	–	–	3.4	–	3.4
Balance at June 30, 2026	639.7	$12,815.2	$(454.3)	$(7,823.4)	$4,537.5

	Ordinary Shares		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
(In millions)	Shares	Amount
Balance at December 31, 2024	691.4	$12,978.8	$(526.3)	$(7,313.5)	$5,139.0
Vesting of restricted stock units	5.1	–	–	–	–
Share-based award activity	(1.7)	6.3	–	–	6.3
Repurchase and retirement of ordinary shares	(11.7)	(50.0)	–	–	(50.0)
Net income (loss)	–	–	–	(103.9)	(103.9)
Other comprehensive income (loss)	–	–	35.7	–	35.7
Balance at March 31, 2025	683.1	$12,935.1	$(490.6)	$(7,417.4)	$5,027.1
Vesting of restricted stock units	0.8	–	–	–	–
Share-based award activity	(0.2)	17.1	–	–	17.1
Repurchase and retirement of ordinary shares	(11.5)	(49.5)	–	–	(49.5)
Net income (loss)	–	–	–	(72.0)	(72.0)
Other comprehensive income (loss)	–	–	71.4	–	71.4
Balance at June 30, 2025	672.2	$12,902.7	$(419.2)	$(7,489.4)	$4,994.1
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Financial Statements
Condensed Consolidated Statements of Cash Flows – Unaudited

	Six Months Ended June 30,
(In millions)	2026	2025
Cash Flows From Operating Activities
Net income (loss)	$(308.8)	$(175.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	369.7	376.3
Share-based compensation	29.4	29.3
Goodwill and intangible asset impairments	221.7	–
Deferred income taxes	(11.3)	(5.4)
Amortization and write-off of debt issuance costs	6.6	7.7
Other operating activities	(14.0)	48.0
Changes in operating assets and liabilities:
Accounts receivable	(11.3)	2.2
Prepaid expenses	(13.3)	(1.5)
Other assets	(5.0)	3.1
Accounts payable	3.2	(3.3)
Accrued expenses and other current liabilities	(54.3)	(36.1)
Deferred revenues	24.4	42.6
Operating leases, net	(1.9)	(3.2)
Other liabilities	(1.7)	3.7
Net cash provided by operating activities	233.4	287.5
Cash Flows From Investing Activities
Capital expenditures	(110.5)	(126.9)
Net cash used for investing activities	(110.5)	(126.9)
Cash Flows From Financing Activities
Principal payments on debt	(211.1)	(500.0)
Proceeds from issuance of debt	–	500.0
Payment of debt issuance and extinguishment costs	–	(8.5)
Repurchases of ordinary shares	(18.1)	(99.5)
Payments related to tax withholding for share-based compensation	(6.6)	(8.1)
Other financing activities	4.6	5.6
Net cash used for financing activities	(231.2)	(110.5)
Effects of exchange rates	(3.2)	17.3
Net change in cash and cash equivalents, including restricted cash	(111.5)	67.4
Cash and cash equivalents, including restricted cash, beginning of period	329.2	295.2
Cash and cash equivalents, including restricted cash, end of period	$217.7	$362.6
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
Cash and cash equivalents is comprised of cash on hand and short-term deposits with an original maturity at the date of purchase of three months or less, and includes restricted cash of $13.1 and $12.6 as of June 30, 2026 and December 31, 2025,
respectively.
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
The following table summarizes our revenues disaggregated by transaction type (see Note 11 - Segment Information for revenues by segment):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Subscription	$403.3	$405.7	$800.8	$794.3
Re-occurring	109.3	108.9	217.9	214.8
Recurring revenues	512.6	514.6	1,018.7	1,009.1
Transactional	74.7	106.8	154.1	206.0
Revenues	$587.3	$621.4	$1,172.8	$1,215.1
The following table presents our contract balances:

	June 30, 2026	December 31, 2025
Accounts receivable, net	$827.9	$821.7
Current portion of deferred revenues	$897.0	$878.6
Non-current portion of deferred revenues(1)	$18.5	$17.0
(1)Included in Other non-current liabilities on the Condensed Consolidated Balance Sheets.
During the six months ended June 30, 2026, we recognized revenues of $568.2 attributable to deferred revenues recorded at the beginning of the period, primarily consisting of subscription revenues recognized ratably over the contractual term.
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

	June 30, 2026			December 31, 2025
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$7,805.2	$(2,043.8)	$5,761.4	$7,828.2	$(1,875.4)	$5,952.8
Technology and content	2,840.6	(1,549.6)	1,291.0	2,832.2	(1,453.1)	1,379.1
Computer software	1,322.8	(821.7)	501.1	1,252.1	(758.8)	493.3
Trade names and other	89.1	(65.2)	23.9	89.3	(63.3)	26.0
Definite-lived intangible assets	12,057.7	(4,480.3)	7,577.4	12,001.8	(4,150.6)	7,851.2
Indefinite-lived trade names	156.9	–	156.9	156.9	–	156.9
Other intangible assets, net	$12,214.6	$(4,480.3)	$7,734.3	$12,158.7	$(4,150.6)	$8,008.1
Amortization expense related to intangible assets was $180.0 and $185.2 for the three months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025, amortization expense was $358.7 and $365.8, respectively.
Goodwill
The following table summarizes the change in the carrying amount of Goodwill by segment:

	A&G	IP	LS&H	Total Consolidated
Balance as of December 31, 2025	$1,088.9	$–	$477.8	$1,566.7
Goodwill impairment	–	–	(221.7)	(221.7)
Impact of foreign currency fluctuations	(0.1)	–	–	(0.1)
Balance as of June 30, 2026	$1,088.8	$–	$256.1	$1,344.9
During the second quarter of 2026, we identified indicators of impairment related to the LS&H reporting unit, including developments in our evaluation of strategic alternatives. As a result, we performed an interim quantitative goodwill impairment assessment as of June 30, 2026, using the anticipated sale price under negotiation as the best estimate of fair value. Based on this assessment, the estimated fair value of the reporting unit was below its carrying amount, and we recognized a non-cash goodwill impairment charge of $221.7 for the three and six months ended June 30, 2026. In July 2026, we entered into a definitive agreement to sell the LS&H segment (refer to Note 13 - Subsequent Event for additional details).
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
As of June 30, 2026, we have outstanding interest rate swaps with an aggregate notional value of $1,751.1. This amount includes five swap arrangements currently in effect and two forward-starting swaps that are scheduled to commence on the
October 2026 maturity date of the May 2023 swaps, as further summarized in the table below:

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements

Type	Notional Value	Effective Date	Maturity Date
Swaps entered May 2023	$733.4	May 2023	October 2026
Swaps entered June 2025	402.7	June 2025	January 2031
Swaps entered December 2025	115.0	December 2025	January 2031
Forward-starting swaps entered August 2025	500.0	October 2026	January 2030
Total	$1,751.1
Changes in fair value are recorded in Accumulated other comprehensive loss (“AOCL”) in the Condensed Consolidated
Balance Sheets, with a corresponding adjustment to the derivative asset or liability. Amounts recorded in AOCL are reclassified to Interest expense, net in the same period during which the hedged transactions affect earnings. As of June 30,
2026, we estimate that approximately $6.5 of pre-tax gain related to interest rate swaps recorded in AOCL will be reclassified into earnings within the next 12 months. For additional information on changes recorded in AOCL, see Note 6 -
Shareholders' Equity.
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
Derivatives not designated as accounting hedges
We periodically enter into foreign currency forward contracts, generally with maturities of 180 days or less, to reduce our exposure to foreign exchange rate risks. These contracts are not designated as accounting hedges. As of June 30, 2026 and
December 31, 2025, the notional amount of our outstanding foreign currency forward contracts was $173.1 and $162.1, respectively.
We initially recognize these contracts at fair value on the execution date and subsequently remeasure them at the end of each reporting period. We determine the fair value of these instruments by comparing the notional value of the trade using the current month-end exchange rate to the notional value of the trade using the trade date exchange rate.
The gain or loss related to the change in fair value for these contracts is recognized within Other operating expense (income), net. We recognized a loss (gain) from the fair value adjustment of $(0.2) and $(1.0) for the three months ended June 30, 2026 and 2025, respectively, and $3.3 and $(3.3) for the six months ended June 30, 2026 and 2025, respectively.
The following table provides the location and the fair value of our derivative instruments in the Condensed Consolidated
Balance Sheets as of June 30, 2026 and December 31, 2025:

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements

	Balance Sheet Location	June 30, 2026	December 31, 2025
Cash flow hedging relationships
Interest rate swaps	Other current assets	$2.1	$3.2
Interest rate swaps	Other non-current assets	15.0	1.8
Interest rate swaps	Other non-current liabilities	–	3.6
Fair value hedging relationships
Cross-currency swaps	Other non-current assets	3.2	–
Cross-currency swaps	Other non-current liabilities	–	5.8
Net investment hedge
Cross-currency swap	Accrued expenses and other current liabilities	4.3	8.0
Not designated as accounting hedges
Foreign currency forwards	Other current assets	–	1.2
Foreign currency forwards	Accrued expenses and other current liabilities	2.2	0.1

Total derivative assets		$20.3	$6.2
Total derivative liabilities		$6.5	$17.5
Note 5: Debt
The following table summarizes our total indebtedness:

		June 30, 2026		December 31, 2025
Type	Maturity	Effective Interest Rate	Carrying Value	Effective Interest Rate	Carrying Value
Senior Secured Notes	2026	4.500%	$–	4.500%	$100.0
Senior Secured Notes	2028	3.875%	825.0	3.875%	921.2
Senior Notes	2029	4.875%	900.0	4.875%	921.4
Revolving Credit Facility	2029	6.394%	–	6.466%	–
Term Loan Facility (Tranche 1)	2031	6.394%	1,999.2	6.466%	1,999.2
Term Loan Facility (Tranche 2)	2031	6.894%	500.0	6.966%	500.0
Finance lease	2036	6.936%	27.3	6.936%	28.1
Total debt outstanding			4,251.5		4,469.9
Debt discounts and issuance costs			(40.6)		(46.9)
Current portion of long-term debt(1)			(1.6)		(101.5)
Long-term debt			$4,209.3		$4,321.5
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
During the six months ended June 30, 2026, we repurchased a portion of the Senior Secured Notes due 2028 and the Senior
Notes due 2029 for $111.1 in cash and retired the associated debt with an aggregate carrying value of $117.6. These transactions were accounted for as debt extinguishments, resulting in a net gain of $2.1 and $5.9 recorded within Interest expense, net for the three and six months ended June 30, 2026, respectively.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements
The Credit Facilities
Revolving Credit Facility (2029)
Our $775.0 revolving credit facility provides for revolving loans, same-day borrowings, and letters of credit (with a sublimit of $77.0). Proceeds of loans made under the revolving credit facility may be borrowed, repaid, and reborrowed prior to its maturity in January 2029 (subject to a “springing” maturity date that is 91 days prior to the maturity date of the Senior
Secured Notes due 2028, but only to the extent that those notes have not been refinanced or extended prior to their original maturity date). As of June 30, 2026, letters of credit totaling $6.4 were collateralized by the revolving credit facility.
Term Loan Facility (2031)
Our term loan facility matures in January 2031 and consists of two tranches of term loans. Our Tranche 1 term loans carry a base interest rate at Term SOFR, plus 2.75% per annum. Our Tranche 2 term loans carry a base interest rate at Term SOFR, plus 3.25% per annum.
The carrying value of our variable interest rate debt, excluding unamortized debt issuance costs, approximates fair value due to the short-term nature of the interest rate benchmark rates. The fair value of the fixed rate debt is estimated based on market observable data for debt with similar prepayment features. The fair value of our debt was $3,931.6 and $4,369.9 at June 30,
2026 and December 31, 2025, respectively, and is considered Level 2 under the fair value hierarchy.
Note 6: Shareholders' Equity
Share Repurchase Program
In December 2024, the Board authorized a share repurchase program of up to $500.0 of our ordinary shares for a period of two years, from January 1, 2025 through December 31, 2026. During the six months ended June 30, 2026, we repurchased approximately 7.0 million ordinary shares for $18.1 at an average price of $2.59 per share. All repurchased shares were immediately retired and restored as authorized but unissued ordinary shares.
Accumulated Other Comprehensive Loss (“AOCL”)
The following tables provide information about the changes in AOCL by component and the related amounts reclassified to net earnings during the periods indicated (net of tax):

	Six Months Ended June 30, 2026
	Hedging relationships(1)	Defined benefit pension plans	Foreign currency translation adjustment(2)	AOCL
Balance as of December 31, 2025	$2.3	$(1.1)	$(454.3)	$(453.1)
Other comprehensive income (loss) before reclassifications	12.2	0.1	(10.1)	2.2
Reclassifications from AOCL to net earnings	(2.9)	–	(0.5)	(3.4)
Net other comprehensive income (loss)	9.3	0.1	(10.6)	(1.2)
Balance as of June 30, 2026	$11.6	$(1.0)	$(464.9)	$(454.3)

	Six Months Ended June 30, 2025
	Hedging relationships(1)	Defined benefit pension plans	Foreign currency translation adjustment(2)	AOCL
Balance as of December 31, 2024	$10.7	$(0.4)	$(536.6)	$(526.3)
Other comprehensive income (loss) before reclassifications	(1.7)	0.1	114.6	113.0
Reclassifications from AOCL to net earnings	(5.5)	–	(0.4)	(5.9)
Net other comprehensive income (loss)	(7.2)	0.1	114.2	107.1
Balance as of June 30, 2025	$3.5	$(0.3)	$(422.4)	$(419.2)
(1)Includes amounts related to our interest rate swaps designated as cash flow hedges and the excluded component of our cross-currency swaps designated as fair value hedges. Refer to Note 4 - Derivative Instruments for further information.
(2)Includes the impact of translating foreign subsidiary assets and liabilities from their functional currency to USD, as well as amounts related to our cross-
currency swap designated as a net investment hedge.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements
Note 7: Restructuring
We have engaged in various restructuring programs to strengthen our business and streamline our operations, including taking actions related to the location and use of leased facilities. Our recent restructuring programs include the following:
•Value Creation Plan - During the fourth quarter of 2024, we approved a broad-based plan to optimize our business model, which includes reductions in force and lease rationalization activities. We expect to incur approximately $16 of additional costs associated with this plan, primarily in 2026.
•Segment Optimization - During the second quarter of 2023, we approved a restructuring plan to reduce operational costs within targeted areas of the Company, with the primary cost savings driver being from a reduction in workforce.
This program is complete.
The following table summarizes the pre-tax charges by activity and program during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Severance and related benefit costs
Value Creation Plan	$10.9	$8.8	$22.8	$32.8
Segment Optimization	–	–	–	0.4
Exit and disposal costs
Value Creation Plan	1.2	0.5	1.3	0.8
Restructuring costs	$12.1	$9.3	$24.1	$34.0
The following table summarizes the pre-tax charges by program and segment during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Academia & Government
Value Creation Plan	$3.5	$4.3	$8.3	$16.6
Intellectual Property
Value Creation Plan	7.4	1.8	11.5	8.0
Segment Optimization	–	–	–	0.3
Total IP	7.4	1.8	11.5	8.3
Life Sciences & Healthcare
Value Creation Plan	1.2	3.2	4.3	9.0
Segment Optimization	–	–	–	0.1
Total LS&H	1.2	3.2	4.3	9.1
Restructuring costs	$12.1	$9.3	$24.1	$34.0
The table below summarizes the changes in our restructuring reserves by activity during the periods indicated:

	Severance and related benefit costs	Exit and disposal costs	Total
Reserve balance as of December 31, 2025	$6.5	$–	$6.5
Expenses recorded	22.8	1.3	24.1
Payments made	(24.7)	(0.5)	(25.2)
Noncash items	(0.1)	(0.1)	(0.2)
Reserve balance as of June 30, 2026	$4.5	$0.7	$5.2

Reserve balance as of December 31, 2024	$2.3	$–	$2.3
Expenses recorded	33.2	0.8	34.0
Payments made	(27.3)	(0.8)	(28.1)
Noncash items	(2.1)	0.1	(2.0)
Reserve balance as of June 30, 2025	$6.1	$0.1	$6.2

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements
Note 8: Other Operating Expense (Income), Net
Other operating expense (income), net, consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net foreign exchange loss (gain)	$2.4	$32.7	$(10.2)	$53.4
Miscellaneous expense (income), net	(1.5)	(3.1)	2.0	(4.8)
Other operating expense (income), net	$0.9	$29.6	$(8.2)	$48.6
Note 9: Income Taxes
We compute our provision (benefit) for income taxes by applying the estimated annual effective tax rate to year-to-date pre-
tax income (loss) and adjust the provision for discrete tax items recorded in the period.
The income tax provision of $8.0 and $12.3 for the three months ended June 30, 2026 and 2025, respectively, was primarily due to the mix of jurisdictions and legal entities in which pre-tax profits and losses were recognized.
The income tax provision of $19.4 and $31.1 for the six months ended June 30, 2026 and 2025, respectively, was primarily due to the mix of jurisdictions and legal entities in which pre-tax profits and losses were recognized.
The non-cash goodwill impairment recorded during the second quarter of 2026 did not have a significant impact on our income tax provision because it was mostly non-deductible for tax purposes.
Note 10: Earnings Per Share
The following table presents the computation of basic and diluted EPS for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$(268.6)	$(72.0)	$(308.8)	$(175.9)

Basic, weighted average shares outstanding	639.4	681.3	640.0	685.5
Weighted average effect of potentially dilutive shares	–	–	–	–
Diluted, weighted average shares outstanding	639.4	681.3	640.0	685.5

Basic EPS	$(0.42)	$(0.11)	$(0.48)	$(0.26)
Diluted EPS	$(0.42)	$(0.11)	$(0.48)	$(0.26)
Potential ordinary shares on a gross basis of 31.0 and 23.5 related to share-based awards were excluded from diluted EPS for the three months ended June 30, 2026 and 2025, respectively, as their inclusion would have been antidilutive. Potential ordinary shares on a gross basis of 26.3 and 18.8 related to share-based awards were excluded from diluted EPS for the six months ended June 30, 2026 and 2025, respectively, as their inclusion would have been antidilutive.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Academia & Government
Revenues	$300.3	$318.5	$595.3	$621.2
People-related costs	(83.5)	(84.1)	(168.8)	(170.3)
Royalties and other product costs	(41.3)	(50.4)	(86.4)	(105.5)
Technology costs	(20.5)	(20.0)	(41.5)	(39.6)
Outside service costs	(7.0)	(8.8)	(14.3)	(17.9)
Other costs	(11.5)	(10.4)	(21.2)	(19.3)
A&G Adjusted EBITDA	$136.5	$144.8	$263.1	$268.6
Intellectual Property
Revenues	$198.3	$202.5	$395.5	$395.2
People-related costs	(69.4)	(73.7)	(142.6)	(146.4)
Royalties and other product costs	(18.2)	(19.3)	(34.1)	(37.3)
Technology costs	(12.5)	(12.6)	(25.3)	(24.9)
Outside service costs	(4.3)	(5.2)	(8.5)	(10.9)
Other costs	(7.5)	(7.1)	(13.2)	(12.3)
IP Adjusted EBITDA	$86.4	$84.6	$171.8	$163.4
Life Sciences & Healthcare
Revenues	$88.7	$100.4	$182.0	$198.7
People-related costs	(43.6)	(46.2)	(87.3)	(93.0)
Royalties and other product costs	(9.0)	(9.4)	(17.8)	(18.2)
Technology costs	(6.5)	(6.6)	(13.1)	(13.6)
Outside service costs	(1.7)	(3.0)	(3.7)	(5.6)
Other costs	(3.6)	(3.0)	(6.6)	(5.5)
LS&H Adjusted EBITDA	$24.3	$32.2	$53.5	$62.8
Total Reportable Segments
Revenues	$587.3	$621.4	$1,172.8	$1,215.1
People-related costs	(196.5)	(204.0)	(398.7)	(409.7)
Royalties and other product costs	(68.5)	(79.1)	(138.3)	(161.0)
Technology costs	(39.5)	(39.2)	(79.9)	(78.1)
Outside service costs	(13.0)	(17.0)	(26.5)	(34.4)
Other costs	(22.6)	(20.5)	(41.0)	(37.1)
Total Reportable Segments Adjusted EBITDA	$247.2	$261.6	$488.4	$494.8
Benefit (provision) for income taxes	(8.0)	(12.3)	(19.4)	(31.1)
Depreciation and amortization	(185.7)	(190.9)	(369.7)	(376.3)
Interest expense, net	(60.4)	(66.6)	(119.4)	(130.9)
Share-based compensation expense	(15.1)	(18.5)	(29.7)	(29.6)
Goodwill and intangible asset impairments	(221.7)	–	(221.7)	–
Restructuring costs	(12.1)	(9.3)	(24.1)	(34.0)
Transaction related costs	(10.2)	(8.1)	(18.4)	(14.4)
Other(1)	(2.6)	(27.9)	5.2	(54.4)
Net income (loss)	$(268.6)	$(72.0)	$(308.8)	$(175.9)
(1)Includes the net impact of foreign exchange gains and losses related to the remeasurement of balances and other items that do not reflect our ongoing operating performance.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements
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
Between January and March 2022, three putative securities class action complaints were filed in the United States District
Court for the Eastern District of New York against Clarivate and certain of its executives and directors alleging that there were weaknesses in the Company’s internal controls over financial reporting and financial reporting procedures that it failed to disclose in violation of federal securities law. The complaints were consolidated into a single proceeding in May 2022. In
August 2022, plaintiffs filed a consolidated amended complaint, seeking damages on behalf of a putative class of shareholders who acquired Clarivate securities between July 30, 2020, and February 2, 2022, and/or acquired Clarivate ordinary or preferred shares in connection with offerings on June 10, 2021, or Clarivate ordinary shares in connection with a
September 13, 2021, offering. The amended complaint, like the prior complaints, references an error in the accounting treatment of an equity plan included in the Company’s 2020 business combination with CPA Global that was disclosed on
December 27, 2021, and related restatements issued on February 3, 2022, of certain of the Company’s previously issued financial statements. The amended complaint also alleges that the Company and certain of its executives and directors made false or misleading statements relating to the Company’s product quality and expected organic revenues and organic growth rate, and that they failed to disclose significant known changes to the Company’s business model. Defendants moved to dismiss the amended complaint in October 2022. Without deciding the motion, the court entered an order in June 2023, allowing plaintiffs limited leave to amend, and plaintiffs filed an amended complaint in July 2023. In August 2023, the court issued an order deeming defendants’ prior motions and briefs to be directed at the amended complaint and permitting defendants to file supplemental briefs to address the new allegations in the amended complaint. Supplemental briefing on the motions was completed in September 2023. In March 2026, the court granted in part and denied in part defendants’ motions to dismiss the amended complaint. In May 2026, defendants filed their answers to the amended complaint.
In a separate but related litigation, in June 2022, a class action was filed in Pennsylvania state court in the Court of Common
Pleas of Philadelphia asserting claims under the Securities Act of 1933, based on substantially similar allegations, with respect to alleged misstatements and omissions in the offering documents for two issuances of Clarivate ordinary shares in
June and September 2021. The Company moved to stay this proceeding in August 2022, and filed its preliminary objections to the state court complaint in October 2022. After granting a partial stay in January 2023, the court denied a further stay of the proceedings in April 2023. In April 2024, the court sustained the Company’s preliminary objections, but permitted plaintiff leave to file an amended complaint, which plaintiff filed in May 2024. In August 2024, plaintiff filed a second amended complaint, to which the Company filed preliminary objections in September 2024. In April 2025, the court issued an order permitting the parties to take discovery on issues raised in the Company’s preliminary objections related to standing, and to file supplemental briefs upon completion of such discovery. The parties filed their supplemental briefs in December
2025. In February 2026, following oral argument, the court entered an order sustaining in part the preliminary objections for plaintiff’s failure to plead standing, dismissing the second amended complaint without prejudice, with leave for plaintiff to file a third amended complaint, and overruling the remainder of the preliminary objections without prejudice to being reasserted, if appropriate, in response to any third amended complaint. In March 2026, plaintiff filed a third amended complaint. In April 2026, the Company filed preliminary objections to the third amended complaint. Briefing on the preliminary objections was completed in June 2026, and the Company’s preliminary objections remain pending.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements
Clarivate does not believe that the claims alleged against it have merit and will vigorously defend against them. Given the early stage of the proceedings, we are unable to estimate the reasonably possible loss or range of loss, if any, arising from these matters.
Note 13: Subsequent Event
In July 2026, we entered into a definitive agreement to divest our LS&H business to an affiliate of Altaris LLC for an aggregate purchase price of $600.0, consisting of approximately $500.0 in cash at closing, $25.0 in cash deferred to the later of the completion of a transition services agreement and January 31, 2028 (but no later than January 31, 2028, in any case), and a $75.0 seller note. As a result of the transaction, we expect to be able to increase our focus on our A&G and IP businesses, and we anticipate that the proceeds from the sale will strengthen our balance sheet through reduced debt. We anticipate that the transaction will close by the end of calendar year 2026, subject to customary closing conditions, including regulatory approvals and the expiration of applicable waiting periods.
We have determined that the disposition of the LS&H business meets the criteria to be reported and presented as a discontinued operation beginning in the third quarter of 2026.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 2. Management’s Discussion and Analysis of Financial Condition and Results
of Operations.
The following discussion should be read in conjunction with our historical financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2025 and the condensed consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q. Certain statements in this section are forward-
looking, subject to the risks and uncertainties described in the Cautionary Note Regarding Forward-Looking Statements and
in Item 1A. Risk Factors of this quarterly report, as well as the factors described under Item 1A. Risk Factors in our most recently filed annual report on Form 10-K.
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
In July 2026, we announced that we entered into a definitive agreement to sell the LS&H business. We anticipate that the transaction will close by the end of 2026, subject to customary closing conditions, including regulatory approvals and the expiration of applicable waiting periods. Beginning in the third quarter of 2026, the LS&H business will be presented as a discontinued operation.
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
Our organic ACV grew 1.5% compared to June 30, 2025, primarily driven by improved product pricing. Our total ACV for
June 30, 2026, compared to June 30, 2025, increased 3.1%, primarily due to improved product pricing and FX movements.
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
Our annual renewal rate of 91.9% as of June 30, 2026 remained stable compared to December 31, 2025.
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

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,		% Change
	2026	2025	2026	2025	QTD	YTD
Revenues	$587.3	$621.4	$1,172.8	$1,215.1	(5) %	(3) %
Operating expenses:
Cost of revenues	185.5	203.6	377.6	410.6	(9) %	(8) %
Selling, general and administrative costs	181.6	181.1	357.9	359.5	– %	– %
Depreciation and amortization	185.7	190.9	369.7	376.3	(3) %	(2) %
Goodwill and intangible asset impairments	221.7	–	221.7	–	N/M	N/M
Restructuring costs	12.1	9.3	24.1	34.0	30%	(29) %
Other operating expense (income), net	0.9	29.6	(8.2)	48.6	N/M	N/M
Total operating expenses	787.5	614.5	1,342.8	1,229.0
Income (loss) from operations	(200.2)	6.9	(170.0)	(13.9)
Interest expense, net	60.4	66.6	119.4	130.9	(9) %	(9) %
Income (loss) before income taxes	(260.6)	(59.7)	(289.4)	(144.8)
Provision (benefit) for income taxes	8.0	12.3	19.4	31.1	(35) %	(38) %
Net income (loss)	$(268.6)	$(72.0)	$(308.8)	$(175.9)
N/M - Represents a change approximately equal to or in excess of 100% or is not meaningful.
In December 2024, the Board approved the wind-down of three product groups within the LS&H and A&G segments, which is continuing into 2026 and partially affects prior year comparability as further discussed below.
Revenues
The following tables present our revenues by type, segment, and geography, as well as the components driving the changes between periods.
Revenues by transaction type

	Three Months Ended June 30,		Change		% of Change
	2026	2025	$	%	Acquisitions	Disposals	FX	Organic
Subscription	$403.3	$405.7	$(2.4)	(0.6) %	– %	(1.0) %	(0.3) %	0.7%
Re-occurring	109.3	108.9	0.4	0.4%	– %	– %	0.4%	– %
Recurring revenues	512.6	514.6	(2.0)	(0.4) %	– %	(0.7) %	(0.2) %	0.5%
Transactional	74.7	106.8	(32.1)	(30.1) %	– %	(14.1) %	(0.3) %	(15.7) %
Revenues	$587.3	$621.4	$(34.1)	(5.5) %	– %	(3.8) %	(0.2) %	(1.5) %
Subscription revenues benefited from organic growth driven by new sales, customer migrations, and pricing actions but decreased overall primarily due to product group wind-downs within LS&H. Re-occurring revenues increased primarily due to FX. Transactional revenues decreased primarily due to lower organic activity across all segments, driven in part by customer migrations to subscription offerings, and product group wind-downs, primarily within A&G.

	Six Months Ended June 30,		Change		% of Change
	2026	2025	$	%	Acquisitions	Disposals	FX	Organic
Subscription	$800.8	$794.3	$6.5	0.8%	– %	(1.2) %	0.8%	1.2%
Re-occurring	217.9	214.8	3.1	1.4%	– %	(0.1) %	2.3%	(0.8) %
Recurring revenues	1,018.7	1,009.1	9.6	1.0%	– %	(0.8) %	1.1%	0.7%
Transactional	154.1	206.0	(51.9)	(25.2) %	– %	(16.3) %	0.5%	(9.4) %
Revenues	$1,172.8	$1,215.1	$(42.3)	(3.5) %	– %	(4.1) %	1.0%	(0.4) %

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Subscription revenues increased primarily due to organic growth driven by new sales, customer migrations, and pricing actions, as well as FX, partially offset by product group wind-downs within LS&H. Re-occurring revenues increased primarily due to FX. Transactional revenues decreased due to product group wind-downs, primarily within A&G, as well as lower organic activity across all segments, driven in part by customer migrations to subscription offerings.
Revenues by segment

	Three Months Ended June 30,		Change		% of Change
	2026	2025	$	%	Acquisitions	Disposals	FX	Organic
A&G	$300.3	$318.5	$(18.2)	(5.7) %	– %	(5.9) %	(0.1) %	0.3%
IP	198.3	202.5	(4.2)	(2.1) %	– %	– %	0.2%	(2.3) %
LS&H	88.7	100.4	(11.7)	(11.7) %	– %	(5.4) %	(1.1) %	(5.2) %
Revenues	$587.3	$621.4	$(34.1)	(5.5) %	– %	(3.8) %	(0.2) %	(1.5) %
A&G segment revenues benefited from subscription organic growth driven by new sales and pricing actions but decreased overall due to product group wind-downs. IP segment revenues decreased primarily due to lower subscription and transactional volumes. LS&H segment revenues decreased primarily due to product group wind-downs and lower transactional activity.

	Six Months Ended June 30,		Change		% of Change
	2026	2025	$	%	Acquisitions	Disposals	FX	Organic
A&G	$595.3	$621.2	$(25.9)	(4.2) %	– %	(6.1) %	0.7%	1.2%
IP	395.5	395.2	0.3	0.1%	– %	– %	1.9%	(1.8) %
LS&H	182.0	198.7	(16.7)	(8.4) %	– %	(6.0) %	(0.1) %	(2.3) %
Revenues	$1,172.8	$1,215.1	$(42.3)	(3.5) %	– %	(4.1) %	1.0%	(0.4) %
A&G segment revenues benefited from subscription organic growth driven by new sales and pricing actions but decreased overall due to product group wind-downs. IP segment revenues increased due to FX, partially offset by lower organic activity. LS&H segment revenues decreased due to product group wind-downs and lower transactional activity.
Revenues by geography

	Three Months Ended June 30,		Change		% of Change
	2026	2025	$	%	Acquisitions	Disposals	FX	Organic
Americas	$309.8	$331.9	$(22.1)	(6.7) %	– %	(5.5) %	0.1%	(1.3) %
EMEA	156.4	164.9	(8.5)	(5.2) %	– %	(2.3) %	0.6%	(3.5) %
APAC	121.1	124.6	(3.5)	(2.8) %	– %	(1.2) %	(2.0) %	0.4%
Revenues	$587.3	$621.4	$(34.1)	(5.5) %	– %	(3.8) %	(0.2) %	(1.5) %
Americas revenues benefited from subscription organic growth but decreased overall primarily due to product group wind-
downs within A&G and LS&H. EMEA (Europe/Middle East/Africa) revenues decreased due to lower re-occurring and transactional activity and product group wind-downs within A&G and LS&H. APAC (Asia Pacific) revenues decreased due to FX and product group wind-downs within A&G and LS&H.

	Six Months Ended June 30,		Change		% of Change
	2026	2025	$	%	Acquisitions	Disposals	FX	Organic
Americas	$618.1	$653.0	$(34.9)	(5.3) %	– %	(5.7) %	0.4%	– %
EMEA	315.2	316.6	(1.4)	(0.4) %	– %	(1.7) %	3.1%	(1.8) %
APAC	239.5	245.5	(6.0)	(2.4) %	– %	(2.2) %	(0.4) %	0.2%
Revenues	$1,172.8	$1,215.1	$(42.3)	(3.5) %	– %	(4.1) %	1.0%	(0.4) %

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Americas revenues benefited from subscription organic growth but decreased overall due to product group wind-downs within A&G and LS&H. EMEA revenues decreased due to lower re-occurring and transactional activity and product group wind-downs within A&G and LS&H, partially offset by favorable FX. APAC revenues decreased primarily due to product group wind-downs within A&G and LS&H.
Cost of revenues
Cost of revenues consists of costs related to the production, servicing, and maintenance of our products and are composed primarily of related personnel costs, data center services and licensing costs, and costs to acquire or produce content, including royalty fees.
The decrease of 9% and 8% compared to the three and six months ended June 30, 2025, respectively, was primarily driven by product wind-downs and improved cost management.
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
The decrease of 3% and 2% compared to the three and six months ended June 30, 2025, respectively, was primarily driven by lower amortization related to certain acquired intangible assets.
Goodwill and intangible asset impairments
During the second quarter of 2026, we identified indicators of impairment related to the LS&H reporting unit and performed an interim quantitative goodwill impairment assessment as of June 30, 2026. We determined the anticipated LS&H sale price under negotiation was the best estimate of fair value and, because it was below its carrying amount, resulted in a non-cash goodwill impairment charge of $221.7 for the three and six months ended June 30, 2026. For further information, see Note 3 -
Other Intangible Assets, Net and Goodwill included in Part I, Item 1 of this quarterly report.
Restructuring costs
Restructuring costs include certain involuntary termination benefits, contract terminations, and other exit or disposal activities.
Restructuring costs in the current and prior year periods were driven by the Value Creation Plan, which was approved in the fourth quarter of 2024 and is our only active restructuring program as of June 30, 2026. We expect this program to continue throughout 2026 and into 2027. For further information, see Note 7 - Restructuring included in Part I, Item 1 of this quarterly report.
Other operating expense (income), net
The net change of $28.7 and $56.8 compared to the three and six months ended June 30, 2025, respectively, was primarily driven by the net impact of realized and unrealized gains and losses on foreign currency transactions, with the largest impacts derived from transactions denominated in GBP. For further information, see Note 8 - Other Operating Expense (Income), Net
included in Part I, Item 1 of this quarterly report.
Interest expense, net
The decrease of 9% and 9% compared to the three and six months ended June 30, 2025, respectively, was primarily driven by lower interest rates on our outstanding variable-rate debt and reduced total debt outstanding.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Provision (benefit) for income taxes
The income tax provision of $8.0 and $12.3 for the three months ended June 30, 2026 and 2025, respectively, was primarily due to the mix of jurisdictions and legal entities in which pre-tax profits and losses were recognized.
The income tax provision of $19.4 and $31.1 for the six months ended June 30, 2026 and 2025, respectively, was primarily due to the mix of jurisdictions and legal entities in which pre-tax profits and losses were recognized.
The non-cash goodwill impairment recorded during the second quarter of 2026 did not have a significant impact on our income tax provision because it was mostly non-deductible for tax purposes.
The current quarter effective tax rate may not be indicative of our effective tax rates for future periods.
Adjusted EBITDA and Adjusted EBITDA margin (non-GAAP measures)
The following table presents our calculation of Adjusted EBITDA and Adjusted EBITDA margin for the three and six months ended June 30, 2026 and 2025, and reconciles these non-GAAP measures to Net income (loss) and Net income (loss)
margin for the same periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$(268.6)	$(72.0)	$(308.8)	$(175.9)
Provision (benefit) for income taxes	8.0	12.3	19.4	31.1
Depreciation and amortization	185.7	190.9	369.7	376.3
Interest expense, net	60.4	66.6	119.4	130.9
Share-based compensation expense	15.1	18.5	29.7	29.6
Goodwill and intangible asset impairments	221.7	–	221.7	–
Restructuring costs	12.1	9.3	24.1	34.0
Transaction related costs	10.2	8.1	18.4	14.4
Other(1)	2.6	27.9	(5.2)	54.4
Adjusted EBITDA	$247.2	$261.6	$488.4	$494.8

Net income (loss) margin	(45.7) %	(11.6) %	(26.3) %	(14.5) %
Adjusted EBITDA margin	42.1%	42.1%	41.6%	40.7%
(1)Includes the net impact of foreign exchange gains and losses related to the remeasurement of balances and other items that do not reflect our ongoing operating performance.
Liquidity and Capital Resources
We finance our operations primarily through cash generated by operating activities and through borrowing activities. As of
June 30, 2026, we had $217.7 of cash and $768.6 of available borrowing capacity under our revolving credit facility.
Cash Flows
We have historically generated significant cash flows from our operating activities. Our subscription-based revenue model provides a steady and predictable source of revenue and cash flow for us, as we typically receive payments from our customers at the start of the subscription period (usually 12 months) and recognize revenue ratably throughout that period.
Our high customer renewal rate, stable margins, and efforts to improve operating efficiencies and working capital management also contribute to our ability to generate solid operating cash flows.
The following table presents our consolidated cash flows by activity:

	Six Months Ended June 30,		Change
	2026	2025	$	%
Net cash provided by operating activities	$233.4	$287.5	$(54.1)	(19)%
Net cash used for investing activities	$(110.5)	$(126.9)	$16.4	(13)%
Net cash used for financing activities	$(231.2)	$(110.5)	$(120.7)	109%

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Net cash provided by operating activities decreased as seasonal working capital outflows, primarily related to timing, more than offset improved operating results, including the impact of non-cash operating activities.
Net cash used for investing activities decreased due to lower capital spending.
Net cash used for financing activities increased primarily due to the debt redemption and debt repurchases in the current year, partially offset by higher share repurchase activity in the prior year.
Free cash flow (non-GAAP measure)
The following table reconciles our non-GAAP Free cash flow measure to Net cash provided by operating activities:

	Six Months Ended June 30,		Change
	2026	2025	$	%
Net cash provided by operating activities	$233.4	$287.5	$(54.1)	(19)%
Capital expenditures	(110.5)	(126.9)	16.4	(13)%
Free cash flow	$122.9	$160.6	$(37.7)	(23)%
Free cash flow decreased primarily due to the change in net cash provided by operating activities described above. Our capital expenditures in both periods presented consisted primarily of capitalized labor associated with product and content development.
Borrowings
As of June 30, 2026, we had $4,224.2 of outstanding borrowings under our notes and credit facilities. We incurred $119.4 and $130.9 of interest expense associated with our debt obligations during the six months ended June 30, 2026 and 2025, respectively. Our contingent liabilities consist primarily of letters of credit and performance bonds and other similar obligations in the ordinary course of business.
During the six months ended June 30, 2026, we repurchased a portion of the Senior Secured Notes due 2028 and the Senior
Notes due 2029 for $111.1 in cash and retired the associated debt with an aggregate carrying value of $117.6. These transactions were accounted for as debt extinguishments, resulting in a net gain of $2.1 and $5.9 recorded within Interest expense, net for the three and six months ended June 30, 2026, respectively.
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
As of June 30, 2026, we had $257.4 of availability remaining under our share repurchase program. The share repurchase authorization is valid through December 31, 2026. The share repurchase program does not obligate us to repurchase any set dollar amount or number of shares and may be modified, suspended, or terminated at any time without prior notice. Under the share repurchase program, we are authorized to conduct open-market purchases of our ordinary shares from time to time through any method or program, including through Rule 10b5-1 trading plans or the use of other techniques as permitted by our shareholder authorization, approved by the Board or a designated committee thereof, and subject to availability of ordinary shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements, at management’s discretion.
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

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
We require and will continue to need significant cash resources to, among other things, meet our debt service requirements, fund our working capital requirements, make capital expenditures (including product and content development), and expand our business through acquisitions. Based on our forecasts, we believe that cash flow from operations, available cash on hand, borrowing capacity, and access to capital markets will be adequate to service debt, meet liquidity needs, and fund capital expenditures and other business plans for both the next 12 months and the foreseeable future. Our future capital requirements will depend on many factors, including the consummation of the announced sale of our LS&H business, the number of future acquisitions, and the timing and extent of spending to support product development efforts. We could be required, or could elect, to seek additional funding through public or private equity or debt financings; however, additional funds may not be available on terms acceptable to us.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk is the risk that changes in market prices, such as foreign currency exchange rates and interest rates, will affect our cash flows or the fair value of our holdings of financial instruments. Market risks as of June 30, 2026 have not materially changed from those discussed under Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our
annual report on Form 10-K for the year ended December 31, 2025.
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
Based on that evaluation, our CEO and CFO concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed in the reports required to be filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our
CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 5. Other Information.
During the quarter ended June 30, 2026, no director or officer (as defined in Rule 16a-1 under the Exchange Act) of the
Company adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement
(as such terms are defined in Item 408(a) of Regulation S-K).
Item 6. Exhibits.
EXHIBIT INDEX

2.1
Stock and Asset Purchase Agreement dated as of July 3, 2026 by and among Janus Buyer, LP, Camelot UK Bidco Limited,
Clarivate Analytics (UK) Limited and Camelot U.S. Acquisition LLC (incorporated by reference to Exhibit 2.1 to Clarivate’s
Form 8-K filed July 6, 2026)

10.1*+	Retention Agreement dated July 3, 2026, by and between Clarivate Analytics (US) LLC and Henry Levy
10.2*+	Separation Agreement, dated June 6, 2026, by and between Clarivate and Maroun S. Mourad
31*	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following information from our Form 10-Q for the quarter ended June 30, 2026, formatted in Inline Extensible Business
Reporting Language: (i) Condensed Consolidated Balance Sheets (Unaudited), (ii) Condensed Consolidated Statements of
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
*Filed herewith.
+ Compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of London, United Kingdom on July 29, 2026.

CLARIVATE PLC
By:	/s/ Jonathan M. Collins
Name: Jonathan M. Collins
Title: Executive Vice President & Chief Financial Officer