Form 10-Q
period 2026-09-30
CLARIVATE PLC
filed 2026-11-03
CIK 1764046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of ordinary shares of the Company outstanding as of September 30, 2026, was 639,904,301.

Cautionary Note Regarding Forward-Looking Statements
This quarterly report includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions, or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements”
within the meaning of the “safe harbor provisions” of the Private Securities Litigation Reform Act of 1995. These forward-
looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,”
“estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may,” “will,” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this quarterly report and include statements regarding our intentions, beliefs, or current expectations concerning, among other things, any future strategic transactions we may explore, the anticipated use of proceeds from the divestiture of our Life Sciences & Healthcare business and any related cost savings or other benefits, our results of operations, financial condition, liquidity, capital allocation plans and share repurchases, foreign exchange impacts, our prospects, growth, strategies and shareholder value, the markets in which we operate, the impact or anticipated benefits of our Value Creation Plan and other growth strategies, the global macroeconomic uncertainty and volatility, the impact of artificial intelligence (“AI”) on our business and strategy, and the timing of any of the foregoing.
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
•our ability to leverage AI in our products and services;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Consolidated Balance Sheets – Unaudited

(In millions)	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash	$257.0	$329.2
Accounts receivable, net	747.4	696.8
Prepaid expenses	95.7	79.2
Other current assets	61.6	62.0
Current assets held for sale	70.6	142.8
Total current assets	1,232.3	1,310.0
Property and equipment, net	44.6	52.0
Other intangible assets, net	7,155.5	7,515.9
Goodwill	1,088.8	1,088.9
Other non-current assets	109.3	59.9
Deferred income taxes	19.4	16.1
Operating lease right-of-use assets	38.7	45.4
Non-current assets held for sale	679.7	981.2
Total assets	$10,368.3	$11,069.4
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$117.2	$138.8
Accrued compensation	87.3	114.6
Accrued expenses and other current liabilities	276.3	260.0
Current portion of deferred revenues	761.3	737.4
Current portion of operating lease liability	16.3	17.8
Current portion of long-term debt	1.6	101.5
Current liabilities held for sale	144.5	198.7
Total current liabilities	1,404.5	1,568.8
Long-term debt	4,136.8	4,321.5
Other non-current liabilities	72.6	81.1
Deferred income taxes	195.0	201.8
Operating lease liabilities	29.2	37.3
Non-current liabilities held for sale	15.8	16.0
Total liabilities	5,853.9	6,226.5
Commitments and contingencies (Note 13)
Shareholders' equity:
Ordinary Shares, no par value; unlimited shares authorized; 639.9 and 640.7 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	12,825.8	12,810.6
Accumulated other comprehensive loss	(407.2)	(453.1)
Accumulated deficit	(7,904.2)	(7,514.6)
Total shareholders' equity	4,514.4	4,842.9
Total liabilities and shareholders' equity	$10,368.3	$11,069.4
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Financial Statements
Condensed Consolidated Statements of Operations – Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2026	2025	2026	2025
Revenues	$481.6	$530.3	$1,472.4	$1,546.7
Operating expenses:
Cost of revenues	139.0	178.5	442.4	511.3
Selling, general and administrative costs	134.6	145.7	447.3	453.2
Depreciation and amortization	162.3	168.6	484.7	499.2
Restructuring costs	4.5	7.9	24.9	34.3
Other operating expense (income), net	1.1	(16.3)	(8.4)	33.6
Total operating expenses	441.5	484.4	1,390.9	1,531.6
Operating income (loss)	40.1	45.9	81.5	15.1
Interest expense, net	61.0	68.5	180.4	199.4
Income (loss) from continuing operations before income taxes	(20.9)	(22.6)	(98.9)	(184.3)
Provision (benefit) for income taxes	5.5	2.3	23.4	29.0
Income (loss) from continuing operations, net of taxes	(26.4)	(24.9)	(122.3)	(213.3)
Income (loss) from discontinued operations, net of taxes	(54.4)	(3.4)	(267.3)	9.1
Net income (loss)	$(80.8)	$(28.3)	$(389.6)	$(204.2)

Basic earnings (loss) per share:
Continuing operations	$(0.04)	$(0.04)	$(0.19)	$(0.31)
Discontinued operations	(0.09)	–	(0.42)	0.01
Basic earnings (loss) per share	$(0.13)	$(0.04)	$(0.61)	$(0.30)

Diluted earnings (loss) per share:
Continuing operations	$(0.04)	$(0.04)	$(0.19)	$(0.31)
Discontinued operations	(0.09)	–	(0.42)	0.01
Diluted earnings (loss) per share	$(0.13)	$(0.04)	$(0.61)	$(0.30)

Weighted average shares used to compute earnings per share:
Basic	639.7	668.3	639.9	679.7
Diluted	639.7	668.3	639.9	679.7
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Financial Statements
Condensed Consolidated Statements of Comprehensive Income (Loss) – Unaudited

	Three Months Ended September 30,
(In millions)	2026	2025
Net income (loss)	$(80.8)	$(28.3)
Other comprehensive income (loss), net of tax:
Hedging relationships, net of tax of nil and $(0.4)	27.7	(0.9)
Defined benefit pension plans, net of tax	0.1	–
Foreign currency translation adjustment	19.3	(26.3)
Other comprehensive income (loss), net of tax	47.1	(27.2)
Comprehensive income (loss)	$(33.7)	$(55.5)

	Nine Months Ended September 30,
(In millions)	2026	2025
Net income (loss)	$(389.6)	$(204.2)
Other comprehensive income (loss), net of tax:
Hedging relationships, net of tax of nil and $(2.3)	37.0	(8.1)
Defined benefit pension plans, net of tax	0.2	0.1
Foreign currency translation adjustment	8.7	87.9
Other comprehensive income (loss), net of tax	45.9	79.9
Comprehensive income (loss)	$(343.7)	$(124.3)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Financial Statements
Condensed Consolidated Statements of Changes in Equity – Unaudited

	Ordinary Shares		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
(In millions)	Shares	Amount
Balance at December 31, 2025	640.7	$12,810.6	$(453.1)	$(7,514.6)	$4,842.9
Vesting of restricted stock units	8.1	–	–	–	–
Share-based award activity	(2.6)	8.8	–	–	8.8
Repurchase and retirement of ordinary shares	(7.0)	(18.1)	–	–	(18.1)
Net income (loss)	–	–	–	(40.2)	(40.2)
Other comprehensive income (loss)	–	–	(4.6)	–	(4.6)
Balance at March 31, 2026	639.2	$12,801.3	$(457.7)	$(7,554.8)	$4,788.8
Vesting of restricted stock units	0.6	–	–	–	–
Share-based award activity	(0.1)	13.9	–	–	13.9
Net income (loss)	–	–	–	(268.6)	(268.6)
Other comprehensive income (loss)	–	–	3.4	–	3.4
Balance at June 30, 2026	639.7	$12,815.2	$(454.3)	$(7,823.4)	$4,537.5
Vesting of restricted stock units	0.3	–	–	–	–
Share-based award activity	(0.1)	10.6	–	–	10.6
Repurchase and retirement of ordinary shares	–	–	–	–	–
Net income (loss)	–	–	–	(80.8)	(80.8)
Other comprehensive income (loss)	–	–	47.1	–	47.1
Balance at September 30, 2026	639.9	$12,825.8	$(407.2)	$(7,904.2)	$4,514.4

	Ordinary Shares		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
(In millions)	Shares	Amount
Balance at December 31, 2024	691.4	$12,978.8	$(526.3)	$(7,313.5)	$5,139.0
Vesting of restricted stock units	5.1	–	–	–	–
Share-based award activity	(1.7)	6.3	–	–	6.3
Repurchase and retirement of ordinary shares	(11.7)	(50.0)	–	–	(50.0)
Net income (loss)	–	–	–	(103.9)	(103.9)
Other comprehensive income (loss)	–	–	35.7	–	35.7
Balance at March 31, 2025	683.1	$12,935.1	$(490.6)	$(7,417.4)	$5,027.1
Vesting of restricted stock units	0.8	–	–	–	–
Share-based award activity	(0.2)	17.1	–	–	17.1
Repurchase and retirement of ordinary shares	(11.5)	(49.5)	–	–	(49.5)
Net income (loss)	–	–	–	(72.0)	(72.0)
Other comprehensive income (loss)	–	–	71.4	–	71.4
Balance at June 30, 2025	672.2	$12,902.7	$(419.2)	$(7,489.4)	$4,994.1
Vesting of restricted stock units	1.3	–	–	–	–
Share-based award activity	(0.4)	15.2	–	–	15.2
Repurchase and retirement of ordinary shares	(11.7)	(50.0)	–	–	(50.0)
Net income (loss)	–	–	–	(28.3)	(28.3)
Other comprehensive income (loss)	–	–	(27.2)	–	(27.2)
Balance at September 30, 2025	661.4	$12,867.9	$(446.4)	$(7,517.7)	$4,903.8
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Condensed Consolidated Financial Statements
Condensed Consolidated Statements of Cash Flows – Unaudited

	Nine Months Ended September 30,
(In millions)	2026	2025
Cash Flows From Operating Activities
Net income (loss)	$(389.6)	$(204.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	532.0	568.1
Share-based compensation	40.2	45.4
Goodwill and intangible asset impairments	283.9	–
Loss on classification as held for sale	10.1	–
Deferred income taxes	(9.8)	(11.6)
Amortization and write-off of debt issuance costs	9.9	11.3
Other operating activities	(16.5)	29.9
Changes in operating assets and liabilities:
Accounts receivable	19.3	6.2
Prepaid expenses	(14.9)	(7.2)
Other assets	(7.0)	0.5
Accounts payable	(26.9)	11.7
Accrued expenses and other current liabilities	(20.6)	27.3
Deferred revenues	(7.4)	(8.3)
Operating leases, net	(2.6)	(4.3)
Other liabilities	(1.1)	3.8
Net cash provided by operating activities	399.0	468.6
Cash Flows From Investing Activities
Capital expenditures	(165.9)	(192.5)
Net cash used for investing activities	(165.9)	(192.5)
Cash Flows From Financing Activities
Principal payments on debt	(284.2)	(600.0)
Proceeds from issuance of debt	–	500.0
Payment of debt issuance and extinguishment costs	–	(9.5)
Repurchases of ordinary shares	(18.1)	(149.5)
Payments related to tax withholding for share-based compensation	(6.8)	(9.6)
Other financing activities	4.1	3.4
Net cash used for financing activities	(305.0)	(265.2)
Effects of exchange rates	(0.3)	12.6
Net change in cash and cash equivalents, including restricted cash	(72.2)	23.5
Cash and cash equivalents, including restricted cash, beginning of period	329.2	295.2
Cash and cash equivalents, including restricted cash, end of period	$257.0	$318.7
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements
Note 1: Nature of Operations and Summary of Significant Accounting Policies
Clarivate Plc (“Clarivate,” “us,” “we,” “our,” or the “Company”) is a public limited company incorporated under the laws of
Jersey, Channel Islands.
We are a leading global provider of transformative intelligence. We support the entire innovation lifecycle, from cultivating curiosity to protecting the world’s critical intellectual property assets. We offer intelligence solutions, workflow solutions, and tech-enabled services to our customers in the Academia & Government (“A&G”) and Intellectual Property (“IP”) end
markets, which form the basis of our two reportable segments, organized by the different products and services we offer and the markets we serve. For additional information on our reportable segments, see Note 12 - Segment Information.
During the third quarter of 2026, we entered into a definitive commercial agreement to sell our Life Sciences & Healthcare
(“LS&H”) segment and concluded that the criteria for held-for-sale classification and discontinued operations presentation were met as of September 30, 2026. On October 6, 2026, we completed the sale of the LS&H segment. Unless otherwise noted, all amounts and disclosures included in these Notes to the Condensed Consolidated Financial Statements reflect our continuing operations and exclude the results of the LS&H segment. For additional information, see Note 2 - Assets Held for
Sale and Discontinued Operations.
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
Certain reclassifications of prior period amounts have been made to conform to the current period presentation, including the held-for-sale classification and discontinued operations presentation for the LS&H business, as further described in Note 2 -
Assets Held for Sale and Discontinued Operations.
Cash and cash equivalents is comprised of cash on hand and short-term deposits with an original maturity at the date of purchase of three months or less, and includes restricted cash of $10.7 and $12.6 as of September 30, 2026 and December 31,
2025, respectively.
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
For example, we continue to monitor rapidly changing macroeconomic, industry, and competitive conditions to evaluate for potential triggering events, which may occur in an interim period. If we determine that a triggering event has occurred, we will update our impairment assessment by reviewing and potentially changing assumptions and estimates, which could result in future impairment charges.
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

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements
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
Note 2: Assets Held for Sale and Discontinued Operations
During the third quarter of 2026, we executed a definitive commercial agreement to sell our LS&H business. The transaction closed on October 6, 2026 and we received $488.4 in cash at close (net of closing costs and after giving effect to the working capital adjustment mechanisms in the purchase agreement), a $75.0 unsecured senior note, and deferred cash consideration of
$25.0 payable upon the later of the completion of a transition services agreement and January 31, 2028 (but no later than
January 31, 2028, in any case). The divestiture is part of the previously announced strategic shift that will allow us to increase our focus on our A&G and IP businesses and strengthen our balance sheet through reduced indebtedness.
During the second quarter of 2026, we recognized a $221.7 goodwill impairment charge because the estimated fair value of the LS&H reporting unit, as indicated by the anticipated sale price under negotiation, was below its carrying amount. During the three months ended September 30, 2026, we recognized a $62.2 goodwill impairment charge based on the carrying value of the LS&H net assets held for sale as of September 30, 2026 and a $10.1 loss on the classification of the LS&H segment as held for sale. This amount is subject to adjustment during the fourth quarter of 2026 based on the carrying value of LS&H net assets as of the close date.
We determined that the criteria for held-for-sale classification and discontinued operations presentation were met as of
September 30, 2026. Accordingly, the operating results of the LS&H segment have been reported as discontinued operations and excluded from continuing operations in the Condensed Consolidated Statements of Operations for all periods presented.
In addition, the related assets and liabilities have been reclassified to assets held for sale and liabilities held for sale in the
Condensed Consolidated Balance Sheets. Disposal group net assets are recorded at the lower of their carrying amount or estimated fair value less costs to sell. Prior period amounts have been reclassified to conform to current period presentation.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements
The following table summarizes the carrying amounts of the major classes of assets and liabilities classified as held for sale in the Condensed Consolidated Balance Sheets as of the periods indicated:

	September 30, 2026	December 31, 2025
ASSETS
Accounts receivable, net	$54.3	$124.9
Prepaid expenses	13.0	15.0
Other current assets	3.3	2.9
Current assets held for sale	$70.6	$142.8
Property and equipment, net	1.0	0.7
Other intangible assets, net	484.0	492.2
Goodwill	193.9	477.8
Other non-current assets	8.0	8.2
Deferred income taxes	0.8	1.1
Operating lease right-of-use assets	2.1	1.2
Valuation allowance on disposal group classified as held for sale	(10.1)	–
Non-current assets held for sale	$679.7	$981.2
LIABILITIES
Accounts payable	$6.0	$11.8
Accrued compensation	24.1	32.1
Accrued expenses and other current liabilities	10.3	13.0
Current portion of deferred revenues	103.7	141.2
Current portion of operating lease liability	0.4	0.6
Current liabilities held for sale	$144.5	$198.7
Other non-current liabilities	5.0	5.1
Deferred income taxes	9.0	10.3
Operating lease liabilities	1.8	0.6
Non-current liabilities held for sale	$15.8	$16.0
The following table summarizes the financial results of our discontinued operations, presented as Income (loss) from discontinued operations in the Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$86.3	$92.8	$268.3	$291.5
Operating expenses:
Cost of revenues	35.5	39.7	109.7	117.5
Selling, general and administrative costs	30.4	24.3	75.6	76.3
Depreciation and amortization	–	23.2	47.3	68.9
Goodwill and intangible asset impairments	62.2	–	283.9	–
Loss on classification as held for sale	10.1	–	10.1	–
Restructuring costs	0.4	4.0	4.1	11.6
Other operating expense (income), net	(0.1)	3.5	1.2	2.2
Total operating expenses	138.5	94.7	531.9	276.5
Provision (benefit) for income taxes	2.2	1.5	3.7	5.9
Income (loss) from discontinued operations, net of taxes	$(54.4)	$(3.4)	$(267.3)	$9.1

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements
The following table presents depreciation and amortization, capital expenditures, and other significant noncash operating and investing activities, as applicable, from discontinued operations that are included in the accompanying Condensed
Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
	2026	2025
Depreciation and amortization	$47.3	$68.9
Capital expenditures	40.9	43.9
Goodwill and intangible asset impairments	283.9	–
Loss on classification as held for sale	10.1	–
Share-based compensation	8.2	8.5
Note 3: Revenues
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
performance obligations.
The following table summarizes our revenues disaggregated by transaction type (see Note 12 - Segment Information for revenues by segment):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Subscription	$338.3	$335.9	$1,004.7	$989.4
Re-occurring	105.8	105.3	323.7	320.1
Recurring revenues	444.1	441.2	1,328.4	1,309.5
Transactional	37.5	89.1	144.0	237.2
Revenues	$481.6	$530.3	$1,472.4	$1,546.7
The following table presents our contract balances:

	September 30, 2026	December 31, 2025
Accounts receivable, net	$747.4	$696.8
Current portion of deferred revenues	$761.3	$737.4
Non-current portion of deferred revenues(1)	$19.1	$15.6
(1)Included in Other non-current liabilities on the Condensed Consolidated Balance Sheets.
During the nine months ended September 30, 2026, we recognized revenues of $564.8 attributable to deferred revenues recorded at the beginning of the period, primarily consisting of subscription revenues recognized ratably over the contractual term.

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

	September 30, 2026			December 31, 2025
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$7,393.1	$(1,949.7)	$5,443.4	$7,401.6	$(1,707.9)	$5,693.7
Technology and content	2,382.2	(1,255.2)	1,127.0	2,382.5	(1,140.6)	1,241.9
Computer software	1,090.9	(656.1)	434.8	1,046.1	(619.1)	427.0
Trade names and other	58.3	(35.9)	22.4	58.0	(32.6)	25.4
Definite-lived intangible assets	10,924.5	(3,896.9)	7,027.6	10,888.2	(3,500.2)	7,388.0
Indefinite-lived trade names	127.9	–	127.9	127.9	–	127.9
Other intangible assets, net	$11,052.4	$(3,896.9)	$7,155.5	$11,016.1	$(3,500.2)	$7,515.9
Amortization expense related to intangible assets was $157.7 and $162.8 for the three months ended September 30, 2026 and
2025, respectively. For the nine months ended September 30, 2026 and 2025, amortization expense was $469.2 and $483.0, respectively.
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
As of September 30, 2026, we have outstanding interest rate swaps with an aggregate notional value of $1,748.2. This amount includes five swap arrangements currently in effect and two forward-starting swaps that are scheduled to commence on the October 2026 maturity date of the May 2023 swaps, as further summarized in the table below:

Type	Notional Value	Effective Date	Maturity Date
Swaps entered May 2023	$730.5	May 2023	October 2026
Swaps entered June 2025	402.7	June 2025	January 2031
Swaps entered December 2025	115.0	December 2025	January 2031
Forward-starting swaps entered August 2025	500.0	October 2026	January 2030
Total	$1,748.2
Changes in fair value are recorded in Accumulated other comprehensive loss (“AOCL”) in the Condensed Consolidated
Balance Sheets, with a corresponding adjustment to the derivative asset or liability. Amounts recorded in AOCL are reclassified to Interest expense, net in the same period during which the hedged transactions affect earnings. As of September
30, 2026, we estimate that approximately $10.7 of pre-tax gain related to interest rate swaps recorded in AOCL will be

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements
reclassified into earnings within the next 12 months. For additional information on changes recorded in AOCL, see Note 7 -
Shareholders' Equity.
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
Derivatives not designated as accounting hedges
We periodically enter into foreign currency forward contracts, generally with maturities of 180 days or less, to reduce our exposure to foreign exchange rate risks. These contracts are not designated as accounting hedges. As of September 30, 2026 and December 31, 2025, the notional amount of our outstanding foreign currency forward contracts was $153.0 and $162.1, respectively.
We initially recognize these contracts at fair value on the execution date and subsequently remeasure them at the end of each reporting period. We determine the fair value of these instruments by comparing the notional value of the trade using the current month-end exchange rate to the notional value of the trade using the trade date exchange rate.
The gain or loss related to the change in fair value for these contracts is recognized within Other operating expense (income), net. We recognized a loss (gain) from the fair value adjustment of $0.0 and $2.5 for the three months ended September 30,
2026 and 2025, respectively, and $3.3 and $(0.8) for the nine months ended September 30, 2026 and 2025, respectively.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements
The following table provides the location and the fair value of our derivative instruments in the Condensed Consolidated
Balance Sheets as of September 30, 2026 and December 31, 2025:

	Balance Sheet Location	September 30, 2026	December 31, 2025
Cash flow hedging relationships
Interest rate swaps	Other current assets	$0.6	$3.2
Interest rate swaps	Other non-current assets	45.5	1.8
Interest rate swaps	Other non-current liabilities	–	3.6
Fair value hedging relationships
Cross-currency swaps	Other non-current assets	3.7	–
Cross-currency swaps	Other non-current liabilities	–	5.8
Net investment hedge
Cross-currency swap	Accrued expenses and other current liabilities	3.8	8.0
Not designated as accounting hedges
Foreign currency forwards	Other current assets	–	1.2
Foreign currency forwards	Accrued expenses and other current liabilities	2.2	0.1

Total derivative assets		$49.8	$6.2
Total derivative liabilities		$6.0	$17.5
Note 6: Debt
The following table summarizes our total indebtedness:

		September 30, 2026		December 31, 2025
Type	Maturity	Effective Interest Rate	Carrying Value	Effective Interest Rate	Carrying Value
Senior Secured Notes	2026	4.500%	$–	4.500%	$100.0
Senior Secured Notes	2028	3.875%	750.0	3.875%	921.2
Senior Notes	2029	4.875%	900.0	4.875%	921.4
Revolving Credit Facility	2029	6.651%	–	6.466%	–
Term Loan Facility (Tranche 1)	2031	6.651%	1,999.2	6.466%	1,999.2
Term Loan Facility (Tranche 2)	2031	7.151%	500.0	6.966%	500.0
Finance lease	2036	6.936%	26.9	6.936%	28.1
Total debt outstanding			4,176.1		4,469.9
Debt discounts and issuance costs			(37.7)		(46.9)
Current portion of long-term debt(1)			(1.6)		(101.5)
Long-term debt			$4,136.8		$4,321.5
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

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements
During the nine months ended September 30, 2026, we repurchased a portion of the Senior Secured Notes due 2028 and the
Senior Notes due 2029 for $184.2 in cash and retired the associated debt with an aggregate carrying value of $192.6. These open market and tender offer transactions were accounted for as debt extinguishments, resulting in a net gain of $1.5 and $7.4 recorded within Interest expense, net for the three and nine months ended September 30, 2026, respectively.
The Credit Facilities
Revolving Credit Facility (2029)
Our $775.0 revolving credit facility provides for revolving loans, same-day borrowings, and letters of credit (with a sublimit of $77.0). Proceeds of loans made under the revolving credit facility may be borrowed, repaid, and reborrowed prior to its maturity in January 2029 (subject to a “springing” maturity date that is 91 days prior to the maturity date of the Senior
Secured Notes due 2028, but only to the extent that those notes have not been refinanced or extended prior to their original maturity date). As of September 30, 2026, letters of credit totaling $6.4 were collateralized by the revolving credit facility.
Term Loan Facility (2031)
Our term loan facility matures in January 2031 and consists of two tranches of term loans. Our Tranche 1 term loans carry a base interest rate at Term SOFR, plus 2.75% per annum. Our Tranche 2 term loans carry a base interest rate at Term SOFR, plus 3.25% per annum.
The carrying value of our variable interest rate debt, excluding unamortized debt issuance costs, approximates fair value due to the short-term nature of the interest rate benchmark rates. The fair value of the fixed rate debt is estimated based on market observable data for debt with similar prepayment features. The fair value of our debt was $3,970.0 and $4,369.9 at September
30, 2026 and December 31, 2025, respectively, and is considered Level 2 under the fair value hierarchy.
Note 7: Shareholders' Equity
Share Repurchase Program
In December 2024, the Board authorized a share repurchase program of up to $500.0 of our ordinary shares for a period of two years, from January 1, 2025 through December 31, 2026. During the nine months ended September 30, 2026, we repurchased approximately 7.0 million ordinary shares for $18.1 at an average price of $2.59 per share. All repurchased shares were immediately retired and restored as authorized but unissued ordinary shares.
Accumulated Other Comprehensive Loss (“AOCL”)
The following tables provide information about the changes in AOCL by component and the related amounts reclassified to net earnings during the periods indicated (net of tax):

	Nine Months Ended September 30, 2026
	Hedging relationships(1)	Defined benefit pension plans	Foreign currency translation adjustment(2)	AOCL
Balance as of December 31, 2025	$2.3	$(1.1)	$(454.3)	$(453.1)
Other comprehensive income (loss) before reclassifications	41.5	0.2	9.4	51.1
Reclassifications from AOCL to net earnings	(4.5)	–	(0.7)	(5.2)
Net other comprehensive income (loss)	37.0	0.2	8.7	45.9
Balance as of September 30, 2026	$39.3	$(0.9)	$(445.6)	$(407.2)

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements

	Nine Months Ended September 30, 2025
	Hedging relationships(1)	Defined benefit pension plans	Foreign currency translation adjustment(2)	AOCL
Balance as of December 31, 2024	$10.7	$(0.4)	$(536.6)	$(526.3)
Other comprehensive income (loss) before reclassifications	0.9	0.1	88.5	89.5
Reclassifications from AOCL to net earnings	(9.0)	–	(0.6)	(9.6)
Net other comprehensive income (loss)	(8.1)	0.1	87.9	79.9
Balance as of September 30, 2025	$2.6	$(0.3)	$(448.7)	$(446.4)
(1)Includes amounts related to our interest rate swaps designated as cash flow hedges and the excluded component of our cross-currency swaps designated as fair value hedges. Refer to Note 5 - Derivative Instruments for further information.
(2)Includes the impact of translating foreign subsidiary assets and liabilities from their functional currency to USD, as well as amounts related to our cross-
currency swap designated as a net investment hedge.
Note 8: Restructuring
We have engaged in various restructuring programs to strengthen our business and streamline our operations, including taking actions related to the location and use of leased facilities. Our recent restructuring programs include the following:
•Value Creation Plan - During the fourth quarter of 2024, we approved a broad-based plan to optimize our business model, which includes reductions in force and lease rationalization activities. We expect to incur approximately $17 of additional costs associated with this plan, primarily in 2026 and early 2027.
•Segment Optimization - During the second quarter of 2023, we approved a restructuring plan to reduce operational costs within targeted areas of the Company, with the primary cost savings driver being from a reduction in workforce.
This program is complete.
The following table summarizes the pre-tax charges by activity and program during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Severance and related benefit costs
Value Creation Plan	$2.5	$7.2	$21.6	$32.5
Segment Optimization	–	–	–	0.3
Exit and disposal costs
Value Creation Plan	2.0	0.7	3.3	1.5
Restructuring costs	$4.5	$7.9	$24.9	$34.3
The following table summarizes the pre-tax charges by program and segment during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Academia & Government
Value Creation Plan	$3.2	$3.3	$11.5	$19.9
Intellectual Property
Value Creation Plan	1.9	4.4	13.4	12.4
Segment Optimization	–	–	–	0.3
Total IP	1.9	4.4	13.4	12.7
Unallocated corporate costs(1)	(0.6)	0.2	–	1.7
Restructuring costs	$4.5	$7.9	$24.9	$34.3
(1)See Note 12 - Segment Information for a description of unallocated corporate costs.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements
The table below summarizes the changes in our restructuring reserves by activity during the periods indicated:

	Severance and related benefit costs	Exit and disposal costs	Total
Reserve balance as of December 31, 2025	$6.0	$–	$6.0
Expenses recorded	21.6	3.3	24.9
Payments made	(25.7)	(2.0)	(27.7)
Noncash items	(0.1)	(0.1)	(0.2)
Reserve balance as of September 30, 2026	$1.8	$1.2	$3.0

Reserve balance as of December 31, 2024	$1.7	$–	$1.7
Expenses recorded	32.8	1.5	34.3
Payments made	(25.9)	(0.9)	(26.8)
Noncash items	(2.6)	–	(2.6)
Reserve balance as of September 30, 2025	$6.0	$0.6	$6.6
Note 9: Other Operating Expense (Income), Net
Other operating expense (income), net, consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net foreign exchange loss (gain)	$0.2	$(14.4)	$(11.2)	$35.9
Miscellaneous expense (income), net	0.9	(1.9)	2.8	(2.3)
Other operating expense (income), net	$1.1	$(16.3)	$(8.4)	$33.6
Note 10: Income Taxes
We compute our provision (benefit) for income taxes by applying the estimated annual effective tax rate to year-to-date pre-
tax income (loss) and adjust the provision for discrete tax items recorded in the period.
The income tax provision of $5.5 and $2.3 for the three months ended September 30, 2026 and 2025, respectively, was primarily due to the mix of jurisdictions and legal entities in which pre-tax profits and losses were recognized.
The income tax provision of $23.4 and $29.0 for the nine months ended September 30, 2026 and 2025, respectively, was primarily due to the mix of jurisdictions and legal entities in which pre-tax profits and losses were recognized.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements
Note 11: Earnings Per Share
The following table presents the computation of basic and diluted EPS for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income (loss) from continuing operations, net of taxes	$(26.4)	$(24.9)	$(122.3)	$(213.3)
Income (loss) from discontinued operations, net of taxes	(54.4)	(3.4)	(267.3)	9.1
Net income (loss)	$(80.8)	$(28.3)	$(389.6)	$(204.2)

Basic, weighted average shares outstanding	639.7	668.3	639.9	679.7
Weighted average effect of potentially dilutive shares	–	–	–	–
Diluted, weighted average shares outstanding	639.7	668.3	639.9	679.7

Basic earnings (loss) per share:
Continuing operations	$(0.04)	$(0.04)	$(0.19)	$(0.31)
Discontinued operations	(0.09)	–	(0.42)	0.01
Basic earnings (loss) per share	$(0.13)	$(0.04)	$(0.61)	$(0.30)

Diluted earnings (loss) per share:
Continuing operations	$(0.04)	$(0.04)	$(0..19)	$(0.31)
Discontinued operations	(0.09)	–	(0.42)	0.01
Diluted earnings (loss) per share	$(0.13)	$(0.04)	$(0.61)	$(0.30)
Potential ordinary shares on a gross basis of 30.5 and 22.6 related to share-based awards were excluded from diluted EPS for the three months ended September 30, 2026 and 2025, respectively, as their inclusion would have been antidilutive. Potential ordinary shares on a gross basis of 27.7 and 20.1 related to share-based awards were excluded from diluted EPS for the nine months ended September 30, 2026 and 2025, respectively, as their inclusion would have been antidilutive.
Note 12: Segment Information
We have organized our business into two reportable segments: Academia & Government and Intellectual Property. As
described in Note 1 - Nature of Operations and Summary of Significant Accounting Policies, in the third quarter of 2026, we entered into a definitive commercial agreement to sell our LS&H segment. For additional information, see Note 2 - Assets
Held for Sale and Discontinued Operations.
Our chief operating decision maker (“CODM”) evaluates performance for our reportable segments based primarily on revenues and Adjusted EBITDA. Adjusted EBITDA represents Income (loss) from continuing operations before income taxes, Depreciation and amortization, and Interest expense, net, adjusted to exclude share-based compensation, impairments, restructuring expenses, the impact of certain non-cash fair value adjustments on financial instruments, acquisition and/or disposal-related transaction costs, unrealized foreign currency gains/losses, legal settlements, and other items that are included in Income (loss) from continuing operations for the period that we do not consider indicative of our ongoing operating performance.
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

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements
The following table summarizes reportable segment revenues, expenses, and profit and provides a reconciliation of total reportable segment Adjusted EBITDA to Income (loss) from continuing operations, net of taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Academia & Government
Revenues	$286.9	$332.5	$882.2	$953.7
People-related costs	(78.5)	(84.7)	(247.3)	(255.0)
Royalties and other product costs	(33.9)	(62.7)	(120.3)	(168.2)
Technology costs	(20.9)	(19.4)	(62.4)	(59.0)
Outside service costs	(7.3)	(7.6)	(21.6)	(25.5)
Other costs	(11.7)	(11.8)	(32.9)	(31.1)
A&G Adjusted EBITDA	$134.6	$146.3	$397.7	$414.9
Intellectual Property
Revenues	$194.7	$197.8	$590.2	$593.0
People-related costs	(68.0)	(73.4)	(210.6)	(219.8)
Royalties and other product costs	(16.6)	(17.9)	(50.7)	(55.2)
Technology costs	(12.8)	(13.5)	(38.1)	(38.4)
Outside service costs	(3.7)	(5.1)	(12.2)	(16.0)
Other costs	(6.9)	(6.1)	(20.1)	(18.4)
IP Adjusted EBITDA	$86.7	$81.8	$258.5	$245.2
Total Reportable Segments
Revenues	$481.6	$530.3	$1,472.4	$1,546.7
People-related costs	(146.5)	(158.1)	(457.9)	(474.8)
Royalties and other product costs	(50.5)	(80.6)	(171.0)	(223.4)
Technology costs	(33.7)	(32.9)	(100.5)	(97.4)
Outside service costs	(11.0)	(12.7)	(33.8)	(41.5)
Other costs	(18.6)	(17.9)	(53.0)	(49.5)
Total Reportable Segments Adjusted EBITDA	$221.3	$228.1	$656.2	$660.1
Unallocated corporate costs(1)	(3.1)	(5.9)	(10.6)	(14.4)
Benefit (provision) for income taxes	(5.5)	(2.3)	(23.4)	(29.0)
Depreciation and amortization	(162.3)	(168.6)	(484.7)	(499.2)
Interest expense, net	(61.0)	(68.5)	(180.4)	(199.4)
Share-based compensation expense	(7.7)	(13.1)	(32.3)	(37.1)
Restructuring costs	(4.5)	(7.9)	(24.9)	(34.3)
Transaction related costs	0.2	(3.0)	(17.5)	(17.3)
Other(2)	(3.8)	16.3	(4.7)	(42.7)
Income (loss) from continuing operations, net of taxes	$(26.4)	$(24.9)	$(122.3)	$(213.3)
(1)Represents corporate costs historically allocated to the LS&H segment that did not convey with the LS&H sale described in Note 2 - Assets Held for
Sale and Discontinued Operations.
(2)Includes the net impact of foreign exchange gains and losses related to the remeasurement of balances, the impact of initiatives to reduce our cost structure related to the LS&H divestiture, and other items that do not reflect our ongoing operating performance.
Our CODM does not review assets by segment for the purpose of assessing performance or allocating resources due to the significant amount of intangible assets acquired through business combinations, as well as the centralized nature of our working capital management functions.

CLARIVATE PLC
Notes to the Condensed Consolidated Financial Statements
Note 13: Commitments and Contingencies
Lawsuits and Legal Claims
We are engaged in various legal proceedings, claims, audits, and investigations that have arisen in the ordinary course of business. These matters may include among others, antitrust/competition claims, intellectual property infringement claims, employment matters, and commercial matters. The outcome of the matters against us is subject to future resolution, including the uncertainties of litigation.
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
We have defended and will continue to vigorously defend ourselves against these claims. We maintain appropriate levels of insurance, which we expect are likely to provide coverage for some of these liabilities or other losses that may arise from these litigation matters.
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
In a separate but related litigation, in June 2022, a class action was filed in Pennsylvania state court in the Court of Common
Pleas of Philadelphia asserting claims under the Securities Act of 1933, based on substantially similar allegations, with respect to alleged misstatements and omissions in the offering documents for two issuances of Clarivate ordinary shares in
June and September 2021. The Company moved to stay this proceeding in August 2022, and filed its preliminary objections to the state court complaint in October 2022. After granting a partial stay in January 2023, the court denied a further stay of the proceedings in April 2023. In April 2024, the court sustained the Company’s preliminary objections, but permitted plaintiff leave to file an amended complaint, which plaintiff filed in May 2024. In August 2024, plaintiff filed a second amended complaint, to which the Company filed preliminary objections in September 2024. In April 2025, the court issued an order permitting the parties to take discovery on issues raised in the Company’s preliminary objections related to standing, and to file supplemental briefs upon completion of such discovery. The parties filed their supplemental briefs in December
2025. In February 2026, following oral argument, the court entered an order sustaining in part the preliminary objections for plaintiff’s failure to plead standing, dismissing the second amended complaint without prejudice, with leave for plaintiff to file a third amended complaint, and overruling the remainder of the preliminary objections without prejudice to being reasserted, if appropriate, in response to any third amended complaint. In March 2026, plaintiff filed a third amended complaint. In April 2026, the Company filed preliminary objections to the third amended complaint. Briefing on the preliminary objections was completed in June 2026. In September 2026, the court overruled the Company’s preliminary objections, and the Company will file an answer to the third amended complaint in November 2026.
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
Overview
We are a leading global provider of transformative intelligence. We support the entire innovation lifecycle, from cultivating curiosity to protecting the world’s critical intellectual property assets. From research and learning to commercialization, we offer intelligence solutions, workflow solutions, and tech-enabled services to customers in the Academia & Government
(“A&G”) and Intellectual Property (“IP”) end markets, which form the basis of our reportable segment structure.
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
During the third quarter of 2026, we entered into a definitive commercial agreement to sell our Life Sciences & Healthcare
(“LS&H”) segment and concluded that the criteria for held-for-sale classification and discontinued operations presentation were met as of September 30, 2026. Accordingly, the operating results of the LS&H segment have been reported as discontinued operations and excluded from continuing operations in the Condensed Consolidated Statements of Operations
for all periods presented. Unless otherwise noted, all amounts and disclosures included throughout this MD&A reflect our continuing operations and exclude the results of the LS&H segment. On October 6, 2026, we completed the sale of the LS&H segment. For additional information, see Note 2 - Assets Held for Sale and Discontinued Operations.
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
Our organic ACV grew 1.8% compared to September 30, 2025, primarily driven by improved product pricing. Our total
ACV for September 30, 2026, compared to September 30, 2025, increased 3.6%, primarily due to improved product pricing and FX movements.
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
Our annual renewal rate of 93.7% as of September 30, 2026 remained stable compared to December 31, 2025.
Adjusted EBITDA and Adjusted EBITDA margin
We use Adjusted EBITDA as a basis for evaluating our ongoing operating performance, and we believe it is useful for investors to understand the underlying trends of our operations. Adjusted EBITDA represents Income (loss) from continuing operations before income taxes, Depreciation and amortization, and Interest expense, net, adjusted to exclude share-based compensation, impairments, restructuring expenses, the impact of certain non-cash fair value adjustments on financial instruments, acquisition and/or disposal-related transaction costs, unrealized foreign currency gains/losses, legal settlements, and other items that are included in Income (loss) from continuing operations for the period that we do not consider indicative of our ongoing operating performance. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by Revenues.
Our presentation of Adjusted EBITDA and Adjusted EBITDA margin should not be construed as an inference that our future results will be unaffected by any of the adjusted items, or that our projections and estimates will be realized in their entirety or at all. In addition, because of these limitations, Adjusted EBITDA should not be considered as a measure of liquidity or discretionary cash available to us to fund our cash needs, including investing in the growth of our business and meeting our obligations. Our reconciliation between Income (loss) from continuing operations, net of taxes and Income (loss) from continuing operations margin and Adjusted EBITDA and Adjusted EBITDA margin is provided further below.
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

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,		% Change
	2026	2025	2026	2025	QTD	YTD
Revenues	$481.6	$530.3	$1,472.4	$1,546.7	(9) %	(5) %
Operating expenses:
Cost of revenues	139.0	178.5	442.4	511.3	(22) %	(13) %
Selling, general and administrative costs	134.6	145.7	447.3	453.2	(8) %	(1) %
Depreciation and amortization	162.3	168.6	484.7	499.2	(4) %	(3) %
Restructuring costs	4.5	7.9	24.9	34.3	(43) %	(27) %
Other operating expense (income), net	1.1	(16.3)	(8.4)	33.6	N/M	N/M
Total operating expenses	441.5	484.4	1,390.9	1,531.6
Operating income (loss)	40.1	45.9	81.5	15.1
Interest expense, net	61.0	68.5	180.4	199.4	(11) %	(10) %
Income (loss) from continuing operations before income taxes	(20.9)	(22.6)	(98.9)	(184.3)
Provision (benefit) for income taxes	5.5	2.3	23.4	29.0	N/M	(19) %
Income (loss) from continuing operations, net of taxes	(26.4)	(24.9)	(122.3)	(213.3)
Income (loss) from discontinued operations, net of taxes	(54.4)	(3.4)	(267.3)	9.1
Net income (loss)	$(80.8)	$(28.3)	$(389.6)	$(204.2)
N/M - Represents a change approximately equal to or in excess of 100% or is not meaningful.
In December 2024, the Board approved the wind-down of certain product groups within the A&G segment, which continued
through Q2 2026 and partially affects prior year comparability as further discussed below.
Revenues
The following tables present our revenues by type, segment, and geography, as well as the components driving the changes between periods.
Revenues by transaction type

	Three Months Ended September 30,		Change		% of Change
	2026	2025	$	%	Acquisitions	Disposals	FX	Organic
Subscription	$338.3	$335.9	$2.4	0.7%	– %	(0.1) %	(0.7) %	1.5%
Re-occurring	105.8	105.3	0.5	0.5%	– %	– %	(0.2) %	0.7%
Recurring revenues	444.1	441.2	2.9	0.7%	– %	(0.1) %	(0.5) %	1.3%
Transactional	37.5	89.1	(51.6)	(57.9) %	– %	(45.3) %	(0.2) %	(12.4) %
Revenues	$481.6	$530.3	$(48.7)	(9.2) %	– %	(9.1) %	(0.5) %	0.4%
Subscription revenues increased primarily due to organic growth driven by new sales, pricing actions, and customer migrations from transactional offerings, partially offset by FX. Re-occurring revenues increased primarily due to higher IP volumes. Transactional revenues decreased due to product group wind-downs within A&G, as well as lower organic activity in both segments, driven in part by customer migrations to subscription offerings.

	Nine Months Ended September 30,		Change		% of Change
	2026	2025	$	%	Acquisitions	Disposals	FX	Organic
Subscription	$1,004.7	$989.4	$15.3	1.5%	– %	(0.2) %	0.4%	1.3%
Re-occurring	323.7	320.1	3.6	1.1%	– %	(0.1) %	1.5%	(0.3) %
Recurring revenues	1,328.4	1,309.5	18.9	1.4%	– %	(0.2) %	0.7%	0.9%
Transactional	144.0	237.2	(93.2)	(39.3) %	– %	(30.1) %	0.4%	(9.6) %
Revenues	$1,472.4	$1,546.7	$(74.3)	(4.8) %	– %	(5.5) %	0.6%	0.1%

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Subscription revenues increased primarily due to organic growth driven by new sales, pricing actions, and customer migrations from transactional offerings. Re-occurring revenues increased primarily due to FX. Transactional revenues decreased due to product group wind-downs within A&G, as well as lower organic activity in both segments, driven in part by customer migrations to subscription offerings.
Revenues by segment

	Three Months Ended September 30,		Change		% of Change
	2026	2025	$	%	Acquisitions	Disposals	FX	Organic
A&G	$286.9	$332.5	$(45.6)	(13.7) %	– %	(14.1) %	(0.5) %	0.9%
IP	194.7	197.8	(3.1)	(1.6) %	– %	(0.6) %	(0.6) %	(0.4) %
Revenues	$481.6	$530.3	$(48.7)	(9.2) %	– %	(9.1) %	(0.5) %	0.4%
A&G segment revenues benefited from subscription organic growth driven by new sales and pricing actions but decreased overall due to product group wind-downs. IP segment revenues decreased due to product group wind-downs, FX, and lower subscription and transactional volumes.

	Nine Months Ended September 30,		Change		% of Change
	2026	2025	$	%	Acquisitions	Disposals	FX	Organic
A&G	$882.2	$953.7	$(71.5)	(7.5) %	– %	(8.9) %	0.3%	1.1%
IP	590.2	593.0	(2.8)	(0.5) %	– %	(0.3) %	1.1%	(1.3) %
Revenues	$1,472.4	$1,546.7	$(74.3)	(4.8) %	– %	(5.5) %	0.6%	0.1%
A&G segment revenues benefited from subscription organic growth driven by new sales and pricing actions but decreased overall due to product group wind-downs. IP segment revenues decreased due to lower organic activity, partially offset by
FX.
Revenues by geography

	Three Months Ended September 30,		Change		% of Change
	2026	2025	$	%	Acquisitions	Disposals	FX	Organic
Americas	$246.8	$273.1	$(26.3)	(9.6) %	– %	(10.9) %	0.1%	1.2%
EMEA	128.2	146.3	(18.1)	(12.4) %	– %	(9.8) %	(0.5) %	(2.1) %
APAC	106.6	110.9	(4.3)	(3.9) %	– %	(3.7) %	(1.8) %	1.6%
Revenues	$481.6	$530.3	$(48.7)	(9.2) %	– %	(9.1) %	(0.5) %	0.4%
Americas revenues benefited from subscription organic growth but decreased overall primarily due to product group wind-
downs within A&G. EMEA (Europe/Middle East/Africa) revenues decreased due to product group wind-downs within A&G and lower transactional activity. APAC (Asia Pacific) revenues benefited from subscription organic growth but decreased overall due to product group wind-downs within A&G and FX.

	Nine Months Ended September 30,		Change		% of Change
	2026	2025	$	%	Acquisitions	Disposals	FX	Organic
Americas	$749.3	$798.6	$(49.3)	(6.2) %	– %	(7.0) %	0.4%	0.4%
EMEA	398.8	418.5	(19.7)	(4.7) %	– %	(4.7) %	2.1%	(2.1) %
APAC	324.3	329.6	(5.3)	(1.6) %	– %	(3.0) %	(0.7) %	2.1%
Revenues	$1,472.4	$1,546.7	$(74.3)	(4.8) %	– %	(5.5) %	0.6%	0.1%
Americas revenues benefited from subscription organic growth but decreased overall due to product group wind-downs within A&G. EMEA revenues decreased due to lower re-occurring and transactional activity and product group wind-downs within A&G, partially offset by FX. APAC revenues benefited from subscription organic growth but decreased overall due to product group wind-downs within A&G.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cost of revenues
Cost of revenues consists of costs related to the production, servicing, and maintenance of our products and are composed primarily of related personnel costs, data center services and licensing costs, and costs to acquire or produce content, including royalty fees.
The decrease of 22% and 13% compared to the three and nine months ended September 30, 2025, respectively, was primarily driven by product wind-downs and improved cost management.
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
The decrease of 8% and 1% compared to the three and nine months ended September 30, 2025, respectively, was primarily driven by reduced personnel costs.
Depreciation and amortization
Depreciation expense relates to our fixed assets, including computer hardware, leasehold improvements, and furniture and fixtures. Amortization expense relates to our definite-lived intangible assets, including customer relationships, technology and content, internally developed computer software, and trade names.
The decrease of 4% and 3% compared to the three and nine months ended September 30, 2025, respectively, was primarily driven by certain acquired intangible assets becoming fully amortized.
Restructuring costs
Restructuring costs include certain involuntary termination benefits, contract terminations, and other exit or disposal activities.
Restructuring costs in the current and prior year periods were driven by the Value Creation Plan, which was approved in the fourth quarter of 2024 and is our only active restructuring program as of September 30, 2026. We expect this program to continue throughout 2026 and into 2027. For further information, see Note 8 - Restructuring included in Part I, Item 1 of this quarterly report.
Other operating expense (income), net
The net change of $17.4 and $42.0 compared to the three and nine months ended September 30, 2025, respectively, was primarily driven by the net impact of realized and unrealized gains and losses on foreign currency transactions, with the largest impacts derived from transactions denominated in GBP. For further information, see Note 9 - Other Operating
Expense (Income), Net included in Part I, Item 1 of this quarterly report.
Interest expense, net
The decrease of 11% and 10% compared to the three and nine months ended September 30, 2025, respectively, was primarily driven by reduced total debt outstanding.
Provision (benefit) for income taxes
The income tax provision of $5.5 and $2.3 for the three months ended September 30, 2026 and 2025, respectively, was primarily due to the mix of jurisdictions and legal entities in which pre-tax profits and losses were recognized.
The income tax provision of $23.4 and $29.0 for the nine months ended September 30, 2026 and 2025, respectively, was primarily due to the mix of jurisdictions and legal entities in which pre-tax profits and losses were recognized.
The current quarter effective tax rate may not be indicative of our effective tax rates for future periods.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Adjusted EBITDA and Adjusted EBITDA margin (non-GAAP measures)
The following table presents our calculation of Adjusted EBITDA and Adjusted EBITDA margin for the three and nine months ended September 30, 2026 and 2025, and reconciles these non-GAAP measures to Income (loss) from continuing operations, net of taxes and Income (loss) from continuing operations margin for the same periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income (loss) from continuing operations, net of taxes	$(26.4)	$(24.9)	$(122.3)	$(213.3)
Provision (benefit) for income taxes	5.5	2.3	23.4	29.0
Depreciation and amortization	162.3	168.6	484.7	499.2
Interest expense, net	61.0	68.5	180.4	199.4
Share-based compensation expense	7.7	13.1	32.3	37.1
Restructuring costs	4.5	7.9	24.9	34.3
Transaction related costs	(0.2)	3.0	17.5	17.3
Other(1)	3.8	(16.3)	4.7	42.7
Adjusted EBITDA	$218.2	$222.2	$645.6	$645.7

Income (loss) from continuing operations margin	(5.5) %	(4.7) %	(8.3) %	(13.8) %
Adjusted EBITDA margin	45.3%	41.9%	43.8%	41.7%
(1)Includes the net impact of foreign exchange gains and losses related to the remeasurement of balances, the impact of initiatives to reduce our cost structure related to the LS&H divestiture, and other items that do not reflect our ongoing operating performance.
Liquidity and Capital Resources
We finance our operations primarily through cash generated by operating activities and through borrowing activities. As of
September 30, 2026, we had $257.0 of cash and $768.6 of available borrowing capacity under our revolving credit facility.
During the third quarter of 2026, we executed a definitive commercial agreement to sell our LS&H business. The transaction closed on October 6, 2026 and we received $488.4 in cash at close (net of closing costs and after giving effect to the working capital adjustment mechanisms in the purchase agreement), a $75.0 unsecured senior note, and deferred cash consideration of
$25.0 payable upon the later of the completion of a transition services agreement and January 31, 2028 (but no later than
January 31, 2028, in any case).
Cash Flows
We have historically generated significant cash flows from our operating activities. Our subscription-based revenue model provides a steady and predictable source of revenue and cash flow for us, as we typically receive payments from our customers at the start of the subscription period (usually 12 months) and recognize revenue ratably throughout that period.
Our high customer renewal rate, stable margins, and efforts to improve operating efficiencies and working capital management also contribute to our ability to generate solid operating cash flows. The disposition of LS&H is not expected to have a material impact on our operating cash flows or liquidity.
The following table presents our consolidated cash flows by activity, including cash flows attributable to discontinued
operations:

	Nine Months Ended September 30,		Change
	2026	2025	$	%
Net cash provided by operating activities	$399.0	$468.6	$(69.6)	(15)%
Net cash used for investing activities	$(165.9)	$(192.5)	$26.6	(14)%
Net cash used for financing activities	$(305.0)	$(265.2)	$(39.8)	15%
Net cash provided by operating activities decreased as seasonal working capital outflows, primarily related to timing, more than offset improved operating results, including the impact of non-cash operating activities.
Net cash used for investing activities decreased due to lower capital spending.
Net cash used for financing activities increased primarily due to the debt redemption and debt repurchases made in the current year, partially offset by higher share repurchase activity in the prior year.

CLARIVATE PLC
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Free cash flow (non-GAAP measure)
The following table reconciles our non-GAAP Free cash flow measure to Net cash provided by operating activities, including cash flows attributable to discontinued operations:

	Nine Months Ended September 30,		Change
	2026	2025	$	%
Net cash provided by operating activities	$399.0	$468.6	$(69.6)	(15)%
Capital expenditures	(165.9)	(192.5)	26.6	(14)%
Free cash flow	$233.1	$276.1	$(43.0)	(16)%
Free cash flow decreased primarily due to the change in net cash provided by operating activities described above. Our capital expenditures in both periods presented consisted primarily of capitalized labor associated with product and content development.
Borrowings
As of September 30, 2026, we had $4,149.2 of outstanding borrowings under our notes and credit facilities. We incurred
$180.4 and $199.4 of interest expense associated with our debt obligations during the nine months ended September 30, 2026 and 2025, respectively. Our contingent liabilities consist primarily of letters of credit and performance bonds and other similar obligations in the ordinary course of business.
During the nine months ended September 30, 2026, we repurchased a portion of the Senior Secured Notes due 2028 and the
Senior Notes due 2029 for $184.2 in cash and retired the associated debt with an aggregate carrying value of $192.6. These open market and tender offer transactions were accounted for as debt extinguishments, resulting in a net gain of $1.5 and $7.4 recorded within Interest expense, net for the three and nine months ended September 30, 2026, respectively.
We intend to use the cash proceeds from the LS&H sale for additional repurchases of our Senior Secured Notes due 2028 and
Senior Notes due 2029.
For further discussion related to our outstanding borrowings and associated hedging activities, see Note 6 - Debt and Note 5 -
Derivative Instruments included in Part I, Item 1 of this quarterly report.
Commitments and Contingencies
In addition to the scheduled future debt repayments that we will need to make, we also have plans related to our share repurchase program, capital expenditures, and other commitments in the ordinary course of business, primarily for cloud computing services and software license costs. Any amounts for which we are currently liable are reflected in our Condensed
Consolidated Balance Sheets as Accounts payable or Accrued expenses and other current liabilities.
As of September 30, 2026, we had $257.4 of availability remaining under our share repurchase program. The share repurchase authorization is valid through December 31, 2026. The share repurchase program does not obligate us to repurchase any set dollar amount or number of shares and may be modified, suspended, or terminated at any time without prior notice. Under the share repurchase program, we are authorized to conduct open-market purchases of our ordinary shares from time to time through any method or program, including through Rule 10b5-1 trading plans or the use of other techniques as permitted by our shareholder authorization, approved by the Board or a designated committee thereof, and subject to availability of ordinary shares, price, market conditions, alternative uses of capital, and applicable regulatory requirements, at management’s discretion.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk is the risk that changes in market prices, such as foreign currency exchange rates and interest rates, will affect our cash flows or the fair value of our holdings of financial instruments. Market risks as of September 30, 2026 have not materially changed from those discussed under Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk
in our annual report on Form 10-K for the year ended December 31, 2025.
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
Based on that evaluation, our CEO and CFO concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed in the reports required to be filed or submitted under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 5. Other Information.
On August 7, 2026, Bar Veinstein, President, Academia & Government, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The trading plan provides for the sale of an aggregate of up to 254,558 ordinary shares of the Company held by Mr. Veinstein. The trading plan terminates on the earlier of the date all the shares covered by the trading plan are sold and December 7, 2026.
On October 30, 2026, Saurabh Saha notified the Company of his resignation from the Board of Directors of the Company, effective as of December 31, 2026. Mr. Saha confirmed that his decision to resign is not as a result of any disagreement between him and the Company, its management, the Board of Directors, or any committee thereof.
Item 6. Exhibits.
EXHIBIT INDEX

2.1
Stock and Asset Purchase Agreement dated as of July 3, 2026 by and among Janus Buyer, LP, Camelot UK Bidco Limited,
Clarivate Analytics (UK) Limited and Camelot U.S. Acquisition LLC (incorporated by reference to Exhibit 2.1 to Clarivate’s
Form 8-K filed July 6, 2026)

10.1
Retention Agreement dated July 3, 2026, by and between Clarivate Analytics (US) LLC and Henry Levy (incorporated by reference to Exhibit 10.1 to Clarivate’s Quarterly Report on Form 10-Q filed July 29, 2026)

10.2*+	Offer Letter dated July 28, 2026, by and between Clarivate and Michael Easton
10.3*+	Separation Agreement dated October 6, 2026, by and between Clarivate and Henry Levy
31*	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of our Chief Executive Officer and our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following information from our Form 10-Q for the quarter ended September 30, 2026, formatted in Inline Extensible
Business Reporting Language: (i) Condensed Consolidated Balance Sheets (Unaudited), (ii) Condensed Consolidated
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
*Filed herewith.
+ Compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of London, United Kingdom on November 3, 2026.

CLARIVATE PLC
By:	/s/ Michael Easton
Name: Michael Easton
Title: Executive Vice President & Chief Financial Officer